Form 10-K
period 1993-12-31
ROLLINS INC
filed 1994-03-28
CIK 84839

                                                        FORM 10-K
                                                        Annual Report to the
                                                        Securities and
                                                        Exchange Commission
(Rollins logo)                           ROLLINS, INC.
                                                        For the Year Ended
                                                        December 31, 1993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   [FEE REQUIRED]
For the fiscal year ended December 31, 1993
[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   [NO FEE REQUIRED]
For the transition period from             to
                           COMMISSION FILE NO. 1-4422
                                 ROLLINS, INC.

                     INCORPORATED                                          I.R.S. EMPLOYER
                          IN                                            IDENTIFICATION NUMBER
                       DELAWARE                                               51-0068479

                2170 PIEDMONT ROAD, N.E., ATLANTA, GEORGIA 30324
                       TELEPHONE NUMBER -- (404) 888-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       Name of Each
    Title of Each Class        Exchange on Which Registered
Common Stock, $1 Par Value     The New York Stock Exchange
                                The Pacific Stock Exchange

  Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]       No [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value of Rollins, Inc. common stock, held by non-affiliates on February 28, 1994 was $608,492,697, based on the closing price on the New York Stock Exchange on such date of $29 3/8 per share.
  Rollins, Inc. had 35,684,459 shares of common stock outstanding (excluding 5,747,355 Treasury shares) as of February 28, 1994.
                       DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1993 are incorporated by reference into Part I, Item l(b) and l(c), Item 3, and Part II, Items 5-8.
  Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                     PART I
ITEM 1. BUSINESS.
  (a) GENERAL DEVELOPMENT OF BUSINESS.
     Since the beginning of the calendar year, Rollins, Inc. and its subsidiaries have continued to operate and grow in the same principal services for homes and businesses.
  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
     The response to Item l.(b) is incorporated by reference from the table under the caption Business Segment Information, on page 21 of the 1993 Annual Report to Stockholders.
  (c) NARRATIVE DESCRIPTION OF BUSINESS.
     (1)(i) The Registrant is a national company with headquarters located in Atlanta, Georgia, providing services to both residential and commercial customers. The four primary services provided are termite and pest control, plantscaping, lawn care, and protective services. Additionally, the revenues by business segment are incorporated by reference to the table under the caption Business Segment Information on page 21 of the 1993 Annual Report to Stockholders.
     Orkin Exterminating Company, Inc., a wholly owned subsidiary (Orkin), founded in 1901, is one of the world's largest termite and pest control companies. It provides customized services to approximately 1.4 million customers through a network of 358 company-owned and operated branches serving customers in 49 states, Mexico, and Puerto Rico. It provides customized pest control services to homes and businesses, including hotels, food service and transportation companies. Orkin's continuous regular service provides protection against household pests, rodents and termites. Orkin's Plantscaping Division designs, installs and maintains green and flowering plants from ten branches and one supply outlet, and services customers in 16 states. It provides services to hotels, shopping malls, restaurants, and office buildings. Orkin's Lawn Care Division provides fertilization, weed and insect control, seeding, aeration of lawns, and tree and shrub care from 32 branches serving customers in 15 states.
     Rollins Protective Services, a Division of the Registrant, was established in 1969. Services are provided from 46 branches serving customers in 33 states. A pioneer in developing customized wired and wireless electronic security systems, it provides full-service capabilities from system design and installation to maintenance and monitoring services. Full-service includes guaranteed maintenance programs, 24-hour emergency repairs, and 24-hour alarm monitoring services.
     (ii) The Registrant has made no announcement of, nor did any information become public about, a new line of business or product requiring the investment of a material amount of the Registrant's total assets.
     (iii) Sources and availability of raw materials present no particular problem to the Registrant, since its businesses are primarily in service-related industries.
     (iv) Governmental licenses, patents, trademarks and franchises are of minor importance to the Registrant's service operations. Local licenses and permits are required in order for the Registrant to conduct its termite and pest control, plantscaping, and lawn care and its protective services operations in certain localities. In view of the widespread operations of the Registrant's service operations, the failure of a few local governments to license a facility would not have a material adverse effect on the results of operations of the Registrant.
     (v) The business of the Registrant is affected by the seasonal nature of the Registrant's termite and pest control, plantscaping and lawn care service operations (Orkin Exterminating Company, Inc.). The metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Registrant's termite and pest control operations during such period. Plantscaping operations experience seasonal increases in revenues and operating income generated by the division's Exterior Color and Holiday programs offered during the spring and late fall. Lawn care services are seasonal and coincide with the growing seasons of lawns.
     (vi) Inapplicable.
                                       2

     (vii) The Registrant and its subsidiaries do not have a material part of their business that is dependent upon a single customer or a few customers, the loss of which would have a material effect on the business of the Registrant.
     (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1993 and 1992 calendar years was approximately $12,890,000 and $10,565,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and lawn care where services are usually provided within twelve months of receipt.
     (ix) Inapplicable.
     (x) The Registrant believes that each of its businesses competes favorably with competitors within its respective area. Orkin Exterminating Company, Inc. is one of the world's largest termite and pest control companies. Rollins Protective Services is a pioneer and one of the leaders in residential security. Orkin Plantscaping is the industry's second largest company with operations in nine major markets. Orkin Lawn Care is one of the largest lawn care companies.
     The principal methods of competition in the Registrant's termite and pest control business are service and guarantees, including the money-back guarantee on termite and pest control, and the termite retreatment and damage repair guarantee to qualified homeowners. Competition in the plantscaping and lawn care businesses is based on providing customized services together with guarantees, with Registrant offering the same money-back guarantee for the services. The principal method of competition in the residential protection business of Registrant is the provision of customized emergency protection services to meet the particular needs of each customer.
     (xi) Expenditures by the Registrant on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also a portion of these methods and products are produced to the specifications provided by the Registrant.
     (xii) The capital expenditures, earnings and competitive position of the Registrant and its subsidiaries are not materially affected by compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.
     (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1993 was 8,878.
  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.
     Inapplicable.
ITEM 2. PROPERTIES.
     The Registrant's administrative headquarters and central warehouse, both of which are owned by the Registrant, are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Registrant owns or leases several hundred branch offices and operating facilities used in its businesses. None of the branch offices, individually considered, represents a materially important physical property of the Registrant. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Registrant.
ITEM 3. LEGAL PROCEEDINGS.
     Legal proceedings are included on page 21 of the 1993 Annual Report to Stockholders contained in financial statement footnote No. 6 and are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Inapplicable.
ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT.
     Each of the executive officers of the Registrant was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the
                                       3

Registrant and their ages, offices with the Registrant, and the dates from which they have continually served in their present offices with the Registrant.

                                                                                             DATE FIRST ELECTED TO
NAME                             AGE    OFFICE WITH REGISTRANT                                  PRESENT OFFICE
R. Randall Rollins (1)........   62     Chairman of the Board and Chief Executive Officer           10/22/91
Gary W. Rollins (1)...........   49     President and Chief Operating Officer                        1/24/84
Gene L. Smith.................   48     Chief Financial Officer,                                     1/22/91
                                          Secretary, and Treasurer                                   1/26/93

(1) R. Randall Rollins and Gary W. Rollins are brothers.
                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Information containing dividends and stock prices on page 13 and the principal markets on which common shares are traded on page 25 of the 1993 Annual Report to Stockholders are incorporated herein by reference. The number of stockholders of record on December 31, 1993 was 4,012.
ITEM 6. SELECTED FINANCIAL DATA.
     Selected Financial Data on page 24 of the 1993 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13 through 15 of the 1993 Annual Report to Stockholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements and supplementary data of the Registrant and its consolidated subsidiaries, included in the 1993 Annual Report to Stockholders, are incorporated herein by reference.
     Financial Statements:
          Statements of Income for each of the three years in the period ended December 31, 1993, page 17.
          Statements of Earnings Retained for each of the three years in the period ended December 31, 1993, page 17.
          Statements of Financial Position as of December 31, 1993 and 1992, page 16.
          Statements of Cash Flows for each of the three years in the period ended December 31, 1993, page 18.
          Notes to Financial Statements, pages 19 through 23.
          Report of Independent Public Accountants, page 23.
     Supplementary Data:
          Quarterly Information, page 13.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Inapplicable.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The response to Item 10, applicable to the Directors of the Registrant, is incorporated herein by reference to the information set forth under the caption Election of Directors in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994. Information concerning executive officers is included in Part I, Item 4.A of this Form 10-K.
                                       4

     Based solely on its review of copies of forms received by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1993 all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with.
ITEM 11. EXECUTIVE COMPENSATION.
     The response to Item 11 is incorporated herein by reference to the information set forth under the caption Executive Compensation in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The response to Item 12 is incorporated herein by reference to the information set forth under the captions Capital Stock and Election of Directors in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The section entitled Compensation Committee Interlocks and Insider Participation and Executive Compensation in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994, and related footnotes and information are incorporated herein by reference.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     The following are filed as part of this report:
     (a) 1. Financial Statements
     The following financial statements are incorporated herein by reference to portions of the 1993 Annual Report to Stockholders included with this Form 10-K:
          Statements of Income for each of the three years in the period ended December 31, 1993, page 17.
          Statements of Earnings Retained for each of the three years in the period ended December 31, 1993, page 17.
          Statements of Financial Position as of December 31, 1993 and 1992, page 16.
          Statements of Cash Flows for each of the three years in the period ended December 31, 1993, page 18.
          Notes to Financial Statements, pages 19 through 23.
          Report of Independent Public Accountants, page 23.
     (a) 2. Financial Statement Schedules

           I   Marketable Securities -- Other Investments
        VIII   Valuation and Qualifying Accounts
           X   Supplementary Income Statement Information

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.
                                       5

     (a) 3. Exhibits

        (3)(a)    The Company's Certificate of Incorporation is incorporated herein by reference to Exhibit
                  (3)(a) as filed with its Form 10-K for the year ended December 31, 1992.
        (b)       By-laws of Rollins, Inc.
        (10)      Rollins, Inc. Employee Incentive Stock Option Plan is incorporated herein by reference to
                  Exhibit (10) filed with the Company's Form 10-K for the year ended December 31, 1991.
        (13)      Portions of the Annual Report to Stockholders for the year ended December 31, 1993 which are specifically incorporated herein by reference.
        (21)      Subsidiaries of Registrant.
        (23)      Consent of Independent Public Accountants.
        (24)      Powers of Attorney for Directors.

     (b) No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1993.
                                       6

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            ROLLINS, INC.
                                            By: /s/ R. RANDALL ROLLINS
                                              R. Randall Rollins
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)
                                            March 28, 1994
     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ R. RANDALL ROLLINS                                  /s/ GENE L. SMITH
R. Randall Rollins                                      Gene L. Smith
Chairman of the Board of Directors                      Chief Financial Officer, Secretary, and Treasurer
(Principal Executive Officer)                           (Principal Financial and Accounting Officer)
March 28, 1994                                          March 28, 1994

     The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.
        Wilton Looney, Director
        John W. Rollins, Director
        Henry B. Tippie, Director
        James B. Williams, Director
        Bill J. Dismuke, Director

/s/ GARY W. ROLLINS
Gary W. Rollins, As Attorney-in-Fact & Director,
President and Chief Operating Officer

March 28, 1994
                                       7

                         ROLLINS, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:
     The Registrant's 1993 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 16 through 23 the consolidated financial statements for the years ended December 31, 1993, 1992 and 1991 and the report of Arthur Andersen & Co. on the financial statements for the years then ended. These financial statements and the report of Arthur Andersen & Co. are incorporated herein by reference. The financial statements include the following:
          Statements of Income for each of the three years in the period ended December 31, 1993.
          Statements of Earnings Retained for each of the three years in the period ended December 31, 1993.
          Statements of Financial Position as of December 31, 1993 and 1992. Statements of Cash Flows for each of the three years in the period ended December 31, 1993.
          Notes to Financial Statements.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES, Page 9.
SCHEDULES

SCHEDULE
 NUMBER
     I     Marketable Securities -- Other Investments, Page 10.
  VIII     Valuation and Qualifying Accounts, Page 10.
     X     Supplementary Income Statement Information, Page 10.

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.
                                       8

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
To the Directors and the Stockholders of Rollins, Inc.:
     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index to financial statements and schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                            ARTHUR ANDERSEN & CO.
Atlanta, Georgia
February 14, 1994
                                       9

                         ROLLINS, INC. AND SUBSIDIARIES
            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                                                             AMOUNT
                                                             PRINCIPAL                MARKET VALUE AT      CARRIED IN
NAME OF ISSUER OR TITLE OF ISSUE                              AMOUNT       COST      DECEMBER 31, 1993    BALANCE SHEET
U.S. Government Securities................................    $ 23,225    $24,195         $24,182            $24,195
U.S. Government Agency-Related Mortgage Debt
  Obligations.............................................       1,139      1,144           1,136              1,144
Corporate Bonds...........................................      14,290     14,623          14,703             14,623
Corporate Notes (1).......................................      11,131     11,029          11,029             11,029
     Total Marketable Securities..........................    $ 49,785    $50,991         $51,050            $50,991

(1) No single issuer exceeds 2% of total assets.
                         ROLLINS, INC. AND SUBSIDIARIES
                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                                         ADDITIONS
                                                    BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                                    BEGINNING     COSTS AND       OTHER                           END OF
DESCRIPTION                                         OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS (1)      PERIOD
Year ended December 31, 1993 --
  Allowance for doubtful accounts................     $2,948        $6,734        $   --          $5,134          $4,548
Year ended December 31, 1992 --
  Allowance for doubtful accounts................     $1,809        $5,850        $   --          $4,711          $2,948
Year ended December 31, 1991 --
  Allowance for doubtful accounts................     $1,244        $4,580        $   --          $4,015          $1,809

NOTE: (1) Deductions represent the write-off of uncollectible receivables, net of recoveries.
                         ROLLINS, INC. AND SUBSIDIARIES
             SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                                                     FOR THE YEAR ENDED DECEMBER
                                                                                                 31,
                                                                                     1993       1992       1991
Charged to expenses --
  Maintenance and repairs........................................................   $ 5,971    $ 6,484    $ 5,947
  Advertising costs..............................................................   $23,517    $20,826    $19,079
  Taxes, other than income taxes and payroll taxes...............................   $ 5,984    $ 5,558    $ 4,899

                                                   (Rollins logo)
                                                   Rollins, Inc.
                                                   2170 Piedmont Road, NE
                                                   Atlanta, Georgia 30324
                                                   (404) 888-2000

                                 EXHIBIT INDEX

Exhibit Number
 (3)(a)           The Certificate of Incorporation of Rollins, Inc.
                  as incorporated herein by reference to Exhibit
                  (3)(a) as filed with its Form 10-K for the year ended December 31, 1992.

    (b)           By-laws of Rollins, Inc.

 (10) Rollins, Inc. Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit (10) filed with the Company's Form 10-K for the year ended December 31, 1991.

 (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1993 which are specifically incorporated herein by reference.

 (21)             Subsidiaries of Registrant.

 (23)             Consent of Independent Public Accountants

 (24)             Powers of Attorney for Directors.


******************************************************************************
                              APPENDIX

On the Cover of Form 10-K the Rollins logo appears where noted.


On the Back Cover of Form 10-K the Rollins logo appears where noted.

On Page 25 of Exhibit 13 the recycled logo appears where noted.