Form 10-Q
period 1994-03-31
ROLLINS INC
filed 1994-05-12
CIK 84839

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1994.

      Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[  ]  For the transition period from _____ to _____

      Commission file number 1-4422

                         ____________________________


                                ROLLINS, INC.


    Incorporated                            I.R.S. Employer
        in                               Identification Number
     Delaware                                  51-0068479

               2170 Piedmont Road, N.E., Atlanta, Georgia 30324

                      Telephone Number -- (404) 888-2000


                         ____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [  ]

At March 31, 1994, there were 35,691,907 shares of Common
Stock $1 Par Value, outstanding.



                    ROLLINS, INC. AND SUBSIDIARIES


                                 INDEX


Part I      Financial Information                                Page No.


                Statements of Financial Position -
                     March 31, 1994 and December 31, 1993           1


                Statements of Income and Earnings Retained
                     - three months ended March 31, 1994 and 1993   2

                Statements of Cash Flows
                     - three months ended March 31, 1994 and 1993   3

                Notes to Financial Statements                       4

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations       5-8


Part II     Other Information                                       9


                        ROLLINS, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                       STATEMENTS OF FINANCIAL  POSITION
                       (In thousands, except share data)
                                  (Unaudited)

                                                       March 31,      December 31,
                                                        1994             1993
ASSETS
    Cash and Short-Term Investments                    $   25,817    $   18,102
    Marketable Securities                                  51,417        50,991
    Trade Receivables, Net                                 88,551        87,518
    Materials and Supplies                                 18,165        15,829
    Deferred Income Taxes                                   5,045         4,980
    Other Current Assets                                    7,932         7,112

            Current Assets                                196,927       184,532

    Equipment and Property, Net                            29,141        28,890
    Intangible Assets                                      42,151        42,171
    Other Assets                                           11,111        11,601

            Total Assets                               $  279,330    $  267,194

LIABILITIES
    Accounts Payable                                   $   14,705    $   12,279
    Accrued Insurance Expenses                             16,570        13,600
    Accrued Payroll                                        14,499        15,519
    Unearned Revenue                                       14,181        12,854
    Other Expenses                                         17,112        12,752

            Current Liabilities                            77,067        67,004

    Deferred Income Taxes                                  12,513        12,983
    Long-Term Accrued Liabilities                          26,524        26,699

            Total Liabilities                             116,104       106,686

    Commitments and Contingencies

STOCKHOLDERS' EQUITY
    Common Stock, par value $1 per share; authorized
        99,500,000 shares; 41,431,814 shares issued        41,432        41,432
    Earnings Retained                                     174,409       171,862
                                                          215,841       213,294
    Less--Common Stock In Treasury, At Cost,
       5,739,907 in 1994 ; 5,758,619 shares in 1993        52,615        52,786

    Total Stockholders' Equity                            163,226       160,508

    Total Liabilities and Stockholders' Equity         $  279,330    $  267,194

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                    1 of 10


                       ROLLINS, INC. AND SUBSIDIARIES
                STATEMENTS OF INCOME AND EARNINGS RETAINED
                      (In thousands, except share data)
                                (Unaudited)

                                                     Three Months Ended
                                                          March  31,
                                                    1994            1993

REVENUES
Customer Services                                $  136,443     $  127,295

COSTS AND EXPENSES:
            Cost of Services Provided                70,152         65,649
            Sales, General and
              Administrative Expenses                53,561         50,754
            Depreciation and Amortization             1,981          1,794
            Interest Income                            (451)          (442)

                                                    125,243        117,755

INCOME BEFORE INCOME TAXES                           11,200          9,540


PROVISION (CREDIT) FOR INCOME TAXES:
            Current                                   5,139          4,039
            Deferred                                   (827)          (366)

                                                      4,312          3,673

NET INCOME                                            6,888          5,867

EARNINGS RETAINED:
            Balance at Beginning of Period          171,862        141,999
            Cash Dividends                           (4,460)        (3,917)
            Employee Benefit Plans                      119            295

BALANCE AT END OF PERIOD                         $  174,409     $  144,244

EARNINGS PER SHARE                               $     0.19     $     0.16

WEIGHTED AVERAGE
            SHARES OUTSTANDING                   35,678,930     35,608,123

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                   2 of 10


                        ROLLINS INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                    1994          1993
OPERATING ACTIVITIES
    Net Income                                   $  6,888     $  5,867
    Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization           1,981        1,794
            Deferred Income Taxes                    (827)        (366)
            Other, Net                                709          973
    (Increase) Decrease in:
            Trade Receivables                      (1,033)      (2,634)
            Materials and Supplies                 (2,336)      (1,133)
            Other Current Assets                     (820)       2,683
    Increase (Decrease) in:
            Accounts Payable and Accrued
               Expenses                             8,678        2,653
            Unearned Revenue                        1,327          482
            Non-Current Deferred Income
               Taxes                                  292       (2,492)
            Long-Term Accrued Liabilities            (175)         115
            Other Non-Current Assets                 (112)           9

  Net Cash Provided by Operating
    Activities                                     14,572        7,951

INVESTING ACTIVITIES
    Purchases of Equipment and Property            (2,234)      (2,357)
    Net Cash Used for Acquisition of
      Companies                                       (27)         ---
    Purchases of Marketable Securities               (426)        (300)

    Net Cash Used in Investing Activities          (2,687)      (2,657)

FINANCING ACTIVITIES
    Dividends Paid                                 (4,460)      (3,917)
    Treasury Stock Issued to Benefit Plans            290          507

    Net Cash Used in Financing Activities          (4,170)      (3,410)

    Net Increase (Decrease) in Cash
              and Short-Term Investments            7,715        1,884
    Cash and Short-Term Investments
              at Beginning of Period               18,102       20,061
    Cash and Short-Term Investments
              at End of Period                   $ 25,817     $ 21,945

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                 3 of 10



                        ROLLINS, INC.  AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. BASIS OF PREPARATION


        The consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

        Certain prior year amounts have been reclassified to conform with the first quarter 1994 presentation. In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

NOTE 2. INVESTMENT IN MARKETABLE SECURITIES

        During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's financial position, results of operations, or liquidity for the first quarter of 1994.

NOTE 3. PROVISION FOR INCOME TAXES

        The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.

NOTE 4. EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.



                                      4 of 10

                         ROLLINS, INC.  AND SUBSIDIARIES
                      PART I. ITEM 2. FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FOR THE FIRST QUARTER ENDED MARCH 31, 1994



RESULTS OF OPERATIONS

                                         SELECTED INDUSTRY SEGMENT DATA
                                              Three Months Ended
                                                     March 31
                                         1994                   1993
(In thousands)

REVENUES

Orkin                                  $118,360                $110,693
Rollins Protective                       14,872                  13,976
Other                                     3,211                   2,626
                                       $136,443                $127,295

OPERATING INCOME

Orkin                                  $ 11,487                $  9,947
Rollins Protective                        1,330                   1,168
Other                                       938                     757
                                       $ 13,755                $ 11,872



                                      5 of 10

                          ROLLINS, INC. AND SUBSIDIARIES
                      PART I. ITEM 2. FINANCIAL INFORMATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                     FOR THE FIRST QUARTER ENDED MARCH 31, 1994

 General Operating Comments

Rollins, Inc. reported another quarter of record earnings. These results dramatically illustrate Rollins' growing penetration in its markets. Revenue for the first quarter ended March 31, 1994 reached $136.4 million, an increase of 7.2% from the prior year period. Operating income increased 15.9% to $13.8 million. Although revenue was impacted somewhat by weather conditions in January and February, the Company produced consistent earnings results. This marks the 16th consecutive quarter of double-digit earnings increases.

Net income grew 17.4% to $6.9 million and earnings per share was $.19 cents, compared to $.16 cents a year ago, an 18.8% improvement.

For the quarter, the Orkin Group's operating income increased 15.5% to $11.5 million on revenues of $118.4 which grew 6.9% over 1993. These results provided an improvement in operating margins of 9.7%, compared to 9.0% in the prior year. Rollins Protective Services operating income increased 13.9% to $1.3 million on revenues of $14.9 million. Detail segment information follows.

Orkin 1994 Versus 1993

Orkin continued its tradition of exceptional results with increases in revenue, profit and customer growth. As mentioned, revenues increased 6.9% to $118.4 million for the first quarter ended March 31, 1994. Pest Control anticipates a good spring season and is expecting an improvement over last year. During the first quarter Orkin Pest Control launched its National Borate Program officially adding a "Fourth Barrier" to its already highly successful and effective "Triple Barrier" termite protection. Orkin
Lawn Care completed the first quarter with positive results, generating a double digit revenue increase while exceeding its internal operating objectives. These results can be directly attributed to the ongoing conversion of its customer base in most markets from its traditional 6 - 7 annual service cycles to monthly service. This transition should contribute to future margin improvements. The recent introduction of its Total Lawn Care service and the SlowGrow Plus Program should also contribute to these improvements. Orkin Plantscaping will continue its program of location standardization and employee training while gaining a tighter control of expenses and resulting margins.


                                     6 of 10


                      ROLLINS, INC.  AND SUBSIDIARIES
                    PART I. ITEM 2. FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FOR THE FIRST QUARTER ENDED MARCH 31, 1994


Rollins Protective Services (RPS) 1994 Versus 1993

Rollins Protective Services grew revenues 6.4% to $14.9 million with operating income improving 13.9% to $1.3 million. Operating margins increased to 8.9% from 8.4% last year. These results are the continuation of the positive new customer sales trend which began in the last half of 1993. There are several factors that contributed to this improvement, some of which include: an all time record sales month in March, and better employee and customer retention. RPS is also benefiting from a strengthened management team highlighted with the recent promotion of Paul Roman, formerly Vice President and Division Head, to President of RPS. All of these factors should assist in this division's growth and overall performance during the remainder of the year.

FINANCIAL CONDITION

(In thousands)                                     March 31,         December 31,
                                                    1994                 1993

Cash and Short-Term Investments                     $ 25,817           $ 18,102
Marketable Securities                                 51,417             50,991

Working Capital                                     $119,860           $117,528
Current Ratio                                            2.6                2.8
Cash Provided From Operations
(Twelve Months Ended)                               $ 46,655           $ 40,034


At March 31, 1994 cash and short-term investments were $25.8 million, an increase of $7.7 million from December 31, 1993. The investment in marketable securities at March 31, 1994, was $51.4 million.

At March 31, 1994 the current ratio was 2.6 and working capital was $119.9 million (an increase of $2.3 million or 2.0% compared to December 31, 1993). The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.


                                     7 of 10



                           ROLLINS, INC.  AND SUBSIDIARIES
                        PART I. ITEM 2. FINANCIAL INFORMATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS
                      FOR THE FIRST QUARTER ENDED MARCH 31, 1994

Trade receivables, net increased $1.0 million or 1.2% at March 31, 1994 compared with December 31, 1993. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $29.7 million and $28.7 million at the end of the March 31, 1994 and December 31, 1993, respectively. (Delinquency statistics, as a percentage of total receivables, have improved over the prior year). The increase in receivables is attributed to the continuing effect of a Orkin termite and Rollins Protective Services marketing programs, the increased average length and amount of an Orkin contract, and the overall increase in Company revenues of 7.2% for the quarter.

During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Future unrealized gains and losses will likely occur, although their magnitude cannot be predicted and the effects on the Company's results are not expected to be material.


                                   8 of 10


                        ROLLINS, INC. AND SUBSIDIARIES
                          PART II. OTHER INFORMATION
                        ROLLINS, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Annual Stockholder's Meeting was held on April 26, 1994. The stockholders elected John W. Rollins and Gary W. Rollins as Class II Directors for the three year term expiring in 1997. Also, the stockholders approved the 1994 Employee Stock Incentive Plan (the "1994 Plan"). The 1994 Plan was adopted by the Board of Directors on January 25, 1994. An aggregate of 1,200,000 shares of Common Stock have been reserved for issuance under the 1994 Plan. The 1994 Plan provides for the granting to directors and key employees of the Company ("Participants") stock options, stock appreciation rights ("SARS") and /or other awards valued in whole or in part by reference to, or based upon, the Company's $1.00 par value Common Stock, including without limitation, restricted stock. The 1994 Plan will afford the Company latitude in tailoring incentive compensation to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices.

ITEM 5.  OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

                        None

            (b)     Reports on Form 8-K

                        None

                                      9 of 10


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Date:  May 12, 1994


                                                       Rollins, Inc.
                                                       (Registrant)

                                                       /s/ GARY W. ROLLINS
                                                       Gary W. Rollins
                                                       President and Chief
                                                       Operating Officer
                                                       (Member of the Board of
                                                       Directors)

                                                       /s/ GENE L. SMITH
                                                       Gene L. Smith
                                                       Chief Financial Officer
                                                       Secretary and Treasurer
                                                       (Principal Financial and
                                                       Accounting Officer)


                                         10 of 10