Form 10-Q
period 1994-06-30
ROLLINS INC
filed 1994-08-11
CIK 84839

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

     (Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended June 30, 1994.

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



     Yes [X]  No [  ]

     At June 30, 1994, there were 35,771,758 shares of Common Stock $1 Par Value, outstanding.

                            ROLLINS, INC.  AND SUBSIDIARIES


                                            INDEX



Part I       Financial Information                                Page No.

             Statements of Financial Position -
                June 30, 1994 and December 31, 1993                     1

             Statements of Income and Earnings Retained
                 - three months and six months ended
                June 30, 1994 and 1993                                  2

             Statements of Cash Flows
                - six months ended June 30, 1994 and 1993               3

             Notes to Financial Statements                            4-5

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations            6-9


Part II      Other Information                                         10

                    ROLLINS, INC. AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                  STATEMENTS OF FINANCIAL  POSITION
                 (In thousands, except share data)
                             (Unaudited)

                                                       June 30,       December 31,
                                                         1994             1993
    ASSETS
Cash and Short-Term Investments                   $     24,254     $     18,102
Marketable Securities                                   51,556           50,991
Trade Receivables, Net                                 101,693           87,518
Materials and Supplies                                  19,454           15,829
Other Current Assets                                    13,090           12,092

  Current Assets                                       210,047          184,532

Equipment and Property, Net                             28,684           28,890
Intangible Assets                                       42,131           42,171
Other Assets                                            10,982           11,601

      Total Assets                                $    291,844     $    267,194

    LIABILITIES
Accounts Payable                                  $     15,264     $     12,279
Accrued Insurance Expenses                              16,657           13,600
Accrued Payroll                                         16,239           15,519
Unearned Revenue                                        13,462           12,854
Other Expenses                                          15,243           12,752

  Current Liabilities                                   76,865           67,004

Deferred Income Taxes                                   12,762           12,983
Long-Term Accrued Liabilities                           21,590           26,699

   Total Liabilities                                   111,217          106,686

Commitments and Contingencies

    STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share; authorized
  99,500,000 shares; 41,431,814 shares issued           41,432           41,432
Earnings Retained                                      191,077          171,862
                                                       232,509          213,294
Less--Common Stock In Treasury, At Cost,
   5,660,056 in 1994 ; 5,758,619 shares in 1993         51,882           52,786

Total Stockholders' Equity                             180,627          160,508

Total Liabilities and Stockholders' Equity        $    291,844     $    267,194


  The accompanying notes are an integral part of these statements.

                                            1 of 11

                    ROLLINS, INC. AND SUBSIDIARIES
             STATEMENTS OF INCOME AND EARNINGS RETAINED
                 (In thousands, except share data)
                           (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                   June 30,                 June 30,
                                              1994        1993         1994        1993
REVENUES
     Customer Services                      $  171,874  $  163,248   $  308,317  $  290,543

COSTS AND EXPENSES
     Cost of Services Provided                  83,669      80,876      153,821     146,525
     Sales, General and Administrative Expenses 52,342      49,866      105,903     100,620
     Depreciation and Amortization               2,033       2,057        4,014       3,851
     Interest Income                              (423)       (560)        (874)     (1,002)

                                               137,621     132,239      262,864     249,994

INCOME BEFORE INCOME TAXES                      34,253      31,009       45,453      40,549


PROVISION (CREDIT) FOR INCOME TAXES:
     Current                                    12,681      12,026       17,820      16,065
     Deferred                                      506         (88)        (321)       (454)

                                                13,187      11,938       17,499      15,611

NET INCOME                                      21,066      19,071       27,954      24,938

EARNINGS RETAINED:
     Balance at Beginning of Period            174,409     144,244      171,862     141,999
     Cash Dividends                             (4,475)     (3,919)      (8,935)     (7,836)
     Employee Benefit Plans                         77         264          196         559

BALANCE AT END OF PERIOD                    $  191,077  $  159,660   $  191,077  $  159,660

EARNINGS PER SHARE                          $     0.59  $     0.54   $     0.78  $     0.70

WEIGHTED AVERAGE
     SHARES OUTSTANDING                     35,757,223  35,629,110   35,734,591  35,618,674

The accompanying notes are an integral part of these statements.

                         2 of 11

                      ROLLINS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                         Six Months Ended
                                            June 30
                                       1994         1993

 OPERATING ACTIVITIES
   Net Income                                 $   27,954   $   24,938
   Noncash Charges (Credits) to Earnings:
       Depreciation and Amortization               4,014        3,851
       Other, Net                                    654        1,147
   (Increase) Decrease in:
       Trade Receivables                         (14,103)     (15,474)
       Materials and Supplies                     (3,625)      (2,073)
       Other Current Assets                       (1,482)       1,240
   Increase (Decrease) in:
       Accounts Payable and Accrued Expenses       9,461        7,321
       Unearned Revenue                              608        1,333
       Non-Current Deferred Income Taxes             584       (3,226)
       Long-Term Accrued Liabilities              (5,229)         588
       Other Non-Current Assets                     (324)        (270)

   Net Cash Provided by Operating Activities      18,512       19,375

INVESTING ACTIVITIES
   Purchases of Equipment and Property            (4,329)      (4,511)
   Net Cash Used for Acquisition of Companies       (345)         ---
   Proceeds from Sales of Equipment and Property     714          205
   Purchases of Marketable Securities               (565)        (612)

   Net Cash Used in Investing Activities          (4,525)      (4,918)

FINANCING ACTIVITIES
   Dividends Paid                                 (8,935)      (7,836)
   Treasury Stock Issued to Benefit Plans          1,100          959

   Net Cash Used in Financing Activities          (7,835)      (6,877)

   Net Increase (Decrease) in Cash
         and Short-Term Investments                 6,152        7,580
   Cash and Short-Term Investments
         at Beginning of Period                    18,102       20,061
   Cash and Short-Term Investments
         at End of Period                      $   24,254   $   27,641

           The accompanying notes are an integral part of these statements.





                              3 of 11

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

     Certain prior year amounts have been reclassified to conform with the second quarter 1994 presentation.

     In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993.

NOTE 2.        INVESTMENT IN MARKETABLE SECURITIES

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's financial position, results of operations, or liquidity for the six months ended June 30, 1994.

NOTE 3.        PROVISION FOR INCOME TAXES

     The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.


                                 4 of 11

                         ROLLINS, INC.  AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4.        EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.



                                 5 of 11

                                 ROLLINS, INC.  AND SUBSIDIARIES
                            PART I.   ITEM 2.   FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS
                     FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS

                                                                           SELECTED INDUSTRY SEGMENT DATA

                                                        Three Months Ended                              Six Months Ended
                                                             June 30                                       June 30


(In thousands)
                                                      1994                1993                      1994                 1993
REVENUES

Orkin                                            $    153,119         $    146,519              $    271,479         $    257,212
Rollins Protective                                     15,299               13,954                    30,171               27,930
Other                                                   3,456                2,775                     6,667                5,401
                                                 $    171,874         $    163,248              $    308,317         $    290,543


OPERATING INCOME

Orkin                                           $      33,389        $      30,305             $      44,876        $      40,252
Rollins Protective                                      1,504                1,311                     2,834                2,479
Other                                                   1,392                1,092                     2,330                1,849
                                                $      36,285        $      32,708             $      50,040        $      44,580


                                                                       6 of 11

                         ROLLINS, INC.  AND SUBSIDIARIES
                    PART I.   ITEM 2.   FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


     General Operating Comments

     Rollins, Inc. reported another quarter of record earnings. These results dramatically illustrate Rollins' growing penetration in its markets. Revenue for the second quarter ended June 30, 1994 reached $171.9 million, an increase of $8.6 million or 5.3% from the prior year period ($17.8 million or 6.1% year-to-date). Operating income increased $3.6 million or 10.9% to $36.3 million for the quarter ($5.5 million or 12.2% year-to-date). Although seasonal termite business was negatively impacted by an extremely cold winter and spring, the Company produced consistent earnings results. This marks the 17th consecutive quarter of double-digit earnings increases.

     The Company as a whole is working hard to improve employee productivity and increase customer growth, while maintaining tight control of expenses. The investments in customer service and recurring revenue growth during the first half of the year should result in overall favorable earnings for the year.

     Net income for the quarter grew 10.5% to $21.1 million and earnings per share was 59 cents, compared to 54 cents a year ago, a 9.3% improvement. Year-to-date, net income increased 12.1% to $28.0 million and earnings per share was 78 cents, an increase of 11.4% from the previous year.

     For the quarter, the Orkin Group's operating income increased 10.2% to $33.4 million on revenues of $153.1 million which grew 4.5% over 1993. These results provided improved operating margins of 21.8%, compared to 20.7% in the prior year. Rollins Protective Services operating income increased 14.7% to $1.5 million on revenues of $15.3 million.

     For the six months ended June 30, 1994, Orkin revenues increased 5.5% with operating income improving 11.5%. Operating margins grew to 16.5% compared to 15.6% for the same period last year. Rollins Protective Services' revenue grew 8.0%; operating income improved 14.3% over last year, with operating margins increasing to 9.4%. Detail segment information follows.


                                   7 of 11

                         ROLLINS, INC.  AND SUBSIDIARIES
                    PART I.   ITEM 2.   FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


     Orkin 1994 Versus 1993

     Revenues increased 4.5% to $153.1 million and operating income increased 10.2% to $33.4 million for the second quarter ended June 30, 1994. For the six months ended June 30, 1994, Orkin had revenues of $271.5 million and operating income of $44.9 million (increases of 5.5% and 11.5%, respectively, from the prior year). Pest Control increased sales dollars and customer base for the quarter and year-to-date. The Company maintained its commitment to expanding its existing operations by entering new geographic markets with the opening of new branches. Lawn Care has continued to improve its operating income results with more efficient execution of operational programs. Orkin Plantscaping will continue its program of location standardization and employee training, while gaining a tighter control of expenses and resulting margins.

     Rollins Protective Services (RPS) 1994 Versus 1993

     For the second quarter, Rollins Protective Services had revenues of $15.3 million, an increase of 9.6%, and operating income improving 14.7% to $1.5 million. For the first six months, RPS had revenues of $30.2 million, an increase of 8.0%, and operating income of $2.8 million, an increase of 14.3%. In the second quarter, RPS rolled out the national introduction of its Vision 2000, a home surveillance system. Vision 2000 allows customers to keep watch over their children or see who's at the door-all from their cable connected television sets.

     FINANCIAL CONDITION

       (In thousands)                           June 30,          December 31,
                                                  1994                1993

       Cash and Short-Term Investments       $   24,254           $  18,102
       Marketable Securities                     51,556              50,991

       Working Capital                       $  133,182           $ 117,528
       Current Ratio                                2.7                 2.8

       Cash Provided From Operations         $   39,171           $  40,034
       (Twelve Months Ended)



                                     8 of 11

                         ROLLINS, INC.  AND SUBSIDIARIES
                    PART I.   ITEM 2.   FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


     At June 30, 1994 cash and short-term investments were $24.3 million, an increase of $6.2 million from December 31, 1993. The investment in marketable securities at June 30, 1994, was $51.6 million.

     At June 30, 1994 the current ratio was 2.7 and working capital was $133.2 million (an increase of $15.7 million or 13.3% compared to December 31, 1993). The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.

     Trade receivables, net increased $14.2 million or 16.2% at June 30, 1994 compared with December 31, 1993. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $33.4 million and $28.7 million at the end of the June 30, 1994 and December 31, 1993, respectively. (Delinquency statistics, as a percentage of total receivables, have improved over the prior year). The increase in receivables is attributed to the continuing effect of a Orkin termite and Rollins Protective Services marketing programs, the increased average length and amount of an Orkin contract, and the overall increase in Company revenues of 5.3% for the quarter and 6.1% year-to-date.

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Future unrealized gains and losses will likely occur, although their magnitude cannot be predicted and the effects on the Company's results are not expected to be material.



                                  9 of 11

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

                            None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                            None

     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                     The Annual Stockholder's Meeting was held on
                     April 26, 1994. Results of that meeting were disclosed in the Company's Form 10-Q filed for the first quarter of 1994.

     ITEM 5.  OTHER INFORMATION

                             None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                             (a)     Exhibits

                                   None

                             (b)     Reports on Form 8-K

                                   None


                          10 of 11

                                    SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Date:  August 11, 1994



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





                                     11 of 11