Form 10-Q
period 1994-09-30
ROLLINS INC
filed 1994-11-14
CIK 84839

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1994.

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

            Yes [X]     No [  ]

            At September 30, 1994, there were 35,811,521 shares of Common Stock $1 Par Value, outstanding.

                        ROLLINS, INC.  AND SUBSIDIARIES

                                     INDEX

Part I            Financial Information                                    Page No.
                  Statements of Financial Position -
                        September 30, 1994 and December 31, 1993           1

                  Statements of Income and Earnings Retained
                        - three months and nine months ended
                          September 30, 1994 and 1993                      2

                  Statements of Cash Flows
                        - nine months ended September 30, 1994 and 1993    3

                  Notes to Financial Statements                            4-5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-9


Part II           Other Information                                        10


                   ROLLINS, INC. AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION
                   ITEM 1. FINANCIAL STATEMENTS
                   STATEMENTS OF FINANCIAL  POSITION
                   (In thousands, except share data)
                   (Unaudited)


                                                                        September 30,    December 31,
                                                                            1994             1993

                          ASSETS
                     Cash and Short-Term Investments                   $     28,374     $     18,102
                     Marketable Securities                                   51,919           50,991
                     Trade Receivables, Net                                 104,607           87,518
                     Materials and Supplies                                  16,794           15,829
                     Other Current Assets                                    14,502           12,092

                         Current Assets                                     216,196          184,532

                     Equipment and Property, Net                             28,347           28,890
                     Intangible Assets                                       42,112           42,171
                     Other Assets                                            10,647           11,601

                         Total Assets                                  $    297,302     $    267,194

                          LIABILITIES
                     Accounts Payable                                  $     12,612     $     12,279
                     Accrued Insurance Expenses                              17,107           13,600
                     Accrued Payroll                                         16,667           15,519
                     Unearned Revenue                                        14,461           12,854
                     Other Expenses                                          14,639           12,752

                         Current Liabilities                                 75,486           67,004

                     Deferred Income Taxes                                   11,893           12,983
                     Long-Term Accrued Liabilities                           20,508           26,699

                         Total Liabilities                                  107,887          106,686

                     Commitments and Contingencies

                          STOCKHOLDERS' EQUITY
                     Common Stock, par value $1 per share; authorized
                         99,500,000 shares; 41,431,814 shares issued         41,432           41,432
                     Earnings Retained                                      199,501          171,862
                                                                            240,933          213,294
                     Less--Common Stock In Treasury, At Cost,
                        5,620,293 in 1994 ; 5,758,619 shares in 1993         51,518           52,786

                     Total Stockholders' Equity                             189,415          160,508

                     Total Liabilities and Stockholders' Equity        $    297,302     $    267,194

                     The accompanying notes are an integral part of these statements.

                                                               1 of 11


ROLLINS, INC. AND SUBSIDIARIES
STATEMENTS OF INCOME AND EARNINGS RETAINED
(In thousands, except share data)
(Unaudited)


                                                         Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                         1994              1993               1994              1993

REVENUES
     Customer Services                            $        158,002  $        151,808   $        466,319  $        442,351

COSTS AND EXPENSES
     Cost of Services Provided                              82,315            77,052            236,136           223,577
     Sales, General and Administrative Expenses             53,450            53,683            159,353           154,303
     Depreciation and Amortization                           1,934             2,213              5,948             6,064
     Interest Income                                          (853)             (633)            (1,727)           (1,635)

                                                           136,846           132,315            399,710           382,309

INCOME BEFORE INCOME TAXES                                  21,156            19,493             66,609            60,042


PROVISION (CREDIT) FOR INCOME TAXES:
     Current                                                 8,688             8,720             26,508            24,785
     Deferred                                                 (543)             (915)              (864)           (1,369)

                                                             8,145             7,805             25,644            23,416

NET INCOME                                                  13,011            11,688             40,965            36,626

EARNINGS RETAINED:
     Balance at Beginning of Period                        191,077           159,660            171,862           141,999
     Cash Dividends                                         (4,474)           (3,921)           (13,409)          (11,757)
     Other                                                    (113)              293                 83               852

BALANCE AT END OF PERIOD                          $        199,501  $        167,720   $        199,501  $        167,720

EARNINGS PER SHARE                                $           0.36  $           0.33   $           1.14  $           1.03

WEIGHTED AVERAGE
     SHARES OUTSTANDING                                 35,791,806        35,648,066         35,753,872        35,628,579

The accompanying notes are an integral part of these statements.


                                                  2 of 11

         ROLLINS, INC. AND SUBSIDIARIES
         STATEMENTS OF CASH FLOWS
         (In thousands)
         (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                          1994         1993

         OPERATING ACTIVITIES
           Net Income                                 $   40,965   $   36,626
           Noncash Charges (Credits) to Earnings:
               Depreciation and Amortization               5,948        6,064
               Other, Net                                  2,692          825
           (Increase) Decrease in:
               Trade Receivables                         (16,990)     (19,998)
               Materials and Supplies                       (965)         (29)
               Other Current Assets                       (1,701)       2,175
           Increase (Decrease) in:
               Accounts Payable and Accrued Expenses       6,907        6,011
               Unearned Revenue                            1,607        2,362
               Non-Current Deferred Income Taxes          (2,663)      (2,934)
               Long-Term Accrued Liabilities              (6,311)       1,553
               Other Non-Current Assets                     (514)        (487)

           Net Cash Provided by Operating Activities      28,975       32,168

         INVESTING ACTIVITIES
           Purchases of Equipment and Property            (5,934)      (6,107)
           Net Cash Used for Acquisition of Companies       (527)        (416)
           Proceeds from Sales of Equipment and Property     744          273
           Purchases of Marketable Securities             (1,479)     (10,838)

           Net Cash Used in Investing Activities          (7,196)     (17,088)

         FINANCING ACTIVITIES
           Dividends Paid                                (13,409)     (11,757)
           Treasury Stock Issued to Benefit Plans          1,902        1,441

           Net Cash Used in Financing Activities         (11,507)     (10,316)

           Net Increase (Decrease) in Cash
                and Short-Term Investments                10,272        4,764
           Cash and Short-Term Investments
                at Beginning of Period                    18,102       20,061
           Cash and Short-Term Investments
                at End of Period                      $   28,374   $   24,825

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

           Certain prior year amounts have been reclassified to conform with the third quarter 1994 presentation.

           In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993.

NOTE 2.    INVESTMENT IN MARKETABLE SECURITIES

           During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Company's financial position, results of operations, or liquidity for the nine months ended September 30, 1994.

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

NOTE 5.    COMMITMENTS AND CONTINGENCIES

           On May 26, 1993, the Attorney General of Missouri and several Missouri residents who received termite treatment from Orkin, on behalf of themselves and an alleged class, filed an action in the City of St. Louis Circuit Court. The Attorney General has alleged violations of the Missouri Merchandising Practices Act. The private plaintiffs have alleged fraud and breach of certain termite extermination contracts. The Plaintiffs' claims are based on allegations that the Company failed to apply termiticides in accordance with termiticide labels and its advertising. Plaintiffs are collectively seeking restitution for claimed losses, civil penalties, compensatory and punitive damages, and litigation expenses, including attorneys' fees. On June 1, 1994, the Court ruled Plaintiffs' would be permitted to pursue a class action lawsuit against Orkin. The class was limited to those Missouri customers who purchased termite extermination services between January 1, 1987 and May 15, 1993, inclusively, and who have basement or crawl space foundation walls, in which an organophosphate termiticide was used.

           The Company is vigorously defending this lawsuit. Except for the class certification, the judicial system has not ruled on any substantive issues in this case. Due to the preliminary nature of this action, the final outcome of the litigation cannot be determined at this time. However, it is the opinion of management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position and results of operations and will take an extended time to resolve.

                                    5 of 11

                        ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.   ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994



       RESULTS OF OPERATIONS

                                       SELECTED INDUSTRY SEGMENT DATA

                              Three Months Ended                Nine Months Ended
                                 September 30                      September 30
      (In thousands)
                              1994           1993              1994           1993
      REVENUES
      Orkin               $    138,818    $    133,776   $    410,297      $    390,988
      Rollins Protective        15,547          14,927         45,718            42,857
      Other                      3,637           3,105         10,304             8,506
                          $    158,002    $    151,808   $    466,319      $    442,351
      OPERATING INCOME

      Orkin               $      19,342   $     18,031   $      64,218     $     58,283
      Rollins Protective          1,833          1,711           4,667            4,190
      Other                       1,731          1,486           4,061            3,335
                         $       22,906  $      21,228    $      72,946     $     65,808



                                    6 of 11

                        ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.   ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


General Operating Comments

Rollins, Inc. reported another quarter of record earnings. Revenues for the third quarter ended September 30, 1994 reached $158.0 million, an increase of $6.2 million or 4.1% from the prior year period ($24.0 million or 5.4% year-to-date). Operating income increased $1.7 million or 7.9% to $22.9 million for the quarter ($7.1 million or 10.8% year-to-date). Although the pest control season was negatively impacted by the weather, the Company produced consistent net income results. This marks the 18th consecutive quarter of double-digit net income increases.

The Company continued its commitment to strategically expand its business units through the combination of new marketing programs, acquisitions, and the opening of new branches. As a whole, the Company is working hard to improve employee productivity and increase customer growth, while maintaining tight control of expenses. The results of investments in customer service and recurring revenue growth during the first half of 1994 are beginning to be realized and should continue with overall favorable earnings for the year.

Net income for the quarter grew 11.3% to $13.0 million and earnings per share was 36 cents, compared to 33 cents a year ago, a 9.1% improvement. Year-to-date, net income increased 11.8% to $41.0 million and earnings per share was $1.14, an increase of 10.7% from the previous year.

For the quarter, the Orkin Group's operating income increased 7.3% to $19.3 million on revenues of $138.8 million which grew 3.8% over 1993. These results provided improved operating margins of 13.9%, compared to 13.5% in the prior year. Rollins Protective Services' operating income increased 7.1% to $1.8 million on revenues of $15.5 million.

For the nine months ended September 30, 1994, Orkin revenues increased 4.9% with operating income improving 10.2%. Operating margins grew to 15.7% compared to 14.9% for the same period last year. Rollins Protective Services' revenues grew 6.7%; operating income improved 11.4% over last year, with operating margins increasing to 10.2%.

Detail segment information follows.

                                    7 of 11

                        ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.   ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


Orkin 1994 Versus 1993

Revenues increased 3.8% to $138.8 million and operating income increased 7.3% to $19.3 million for the third quarter ended September 30, 1994. For the nine months ended September 30, 1994, Orkin had revenues of $410.3 million and operating income of $64.2 million (increases of 4.9% and 10.2%, respectively, from the prior year). Pest Control and Termite services increased their sales dollars and customer base for the quarter and year-to-date. The Company maintained its commitment to expanding its existing operations by entering new geographic markets with the opening of new branches. The fundamentals and financial position of the Pest Control business remain very strong and the Company is motivated to taking full advantage of market opportunities through alternative services such as the Agribusiness service with strong revenue gains. Success with other marketing programs also contributed to revenue and operating income improvements such as the introduction of a 24 hour service on its 1-800 number and a neighborhood marketing campaign, initiated in 1993, was expanded during the third quarter and has exceeded sales expectations. Orkin utilized it's telemarketing program to make "quality assurance calls", which has provided confirmation on the level of customer satisfaction, in addition to generating potential sales benefits of cross-marketing from our customers. Of the customers surveyed, 98% reported that they are pleased with our service, which creates an ideal prospect for additional Rollins services.

Rollins Protective Services (RPS) 1994 Versus 1993

For the third quarter, Rollins Protective Services had revenues of $15.5 million, an increase of 4.2%, and operating income improving 7.1% to $1.8 million. For the first nine months, RPS had revenues of $45.7 million, an increase of 6.7%, and operating income of $4.7 million, an increase of 11.4%.
In the third quarter of 1993, RPS reported sales improvements due to the benefits realized by refocusing its attention on the residential market
through the introduction of a new mid-range product (the Protector).   Revenue
growth in 1994 is being driven by above-average commercial and National Accounts program results. Customer acceptance of the Vision 2000 home surveillance security system, introduced in the second quarter, has been strong and will contribute into 1995.

                                    8 of 11

                        ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.   ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


FINANCIAL CONDITION

   (In thousands)                          September 30,       December 31,
                                              1994               1993
   Cash and Short-Term Investments         $  28,374           $  18,102
   Marketable Securities                      51,919              50,991

   Working Capital                         $ 140,710           $ 117,528
   Current Ratio                                 2.9                 2.8

   Cash Provided From Operations
   (Twelve Months Ended)                   $  36,841           $  40,034


At September 30, 1994 cash and short-term investments were $28.4 million, an increase of $10.3 million from December 31, 1993, due primarily to reduced investment activities during 1994. The investment in marketable securities at September 30, 1994, was $51.9 million.

At September 30, 1994 the current ratio was 2.9 and working capital was $140.7 million (an increase of $23.2 million or 19.7% compared to December 31, 1993). The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.

Trade receivables, net increased $17.1 million or 19.5% at September 30, 1994 compared with December 31, 1993. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $34.9 million and $28.7 million at the end of the September 30, 1994 and December 31, 1993, respectively. The increase in receivables is attributed to the continuing effect of an Orkin termite and Rollins Protective Services marketing programs, the increased average length and amount of an Orkin contract, and the overall increase in Company revenues of 4.1% for the quarter and 5.4% year-to-date.


                                    9 of 11

                        ROLLINS, INC. AND SUBSIDIARIES
                          PART II. OTHER INFORMATION
                        ROLLINS, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

        Refer to Note Number 5 to the Financial Statements, "Commitments and Contingencies".

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

              Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

              None



                                   10 of 11

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Date:  November 14, 1994


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