Form 10-K
period 1994-12-31
ROLLINS INC
filed 1995-03-28
CIK 84839

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  [FEE REQUIRED]

For the fiscal year ended December 31, 1994

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  [NO FEE REQUIRED]

For the transition period from          to

                           COMMISSION FILE NO. 1-4422

                            ------------------------

                                 ROLLINS, INC.
                                  ------------

          INCORPORATED    I.R.S. EMPLOYER
              IN          IDENTIFICATION
           DELAWARE           NUMBER
                            51-0068479

                2170 PIEDMONT ROAD, N.E., ATLANTA, GEORGIA 30324
                       TELEPHONE NUMBER -- (404) 888-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH
       TITLE OF EACH CLASS            EXCHANGE ON WHICH REGISTERED
- ---------------------------------  -----------------------------------
   Common Stock, $1 Par Value          The New York Stock Exchange
                                       The Pacific Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No ___

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  The   aggregate  market  value   of  Rollins,  Inc.   common  stock,  held  by
non-affiliates on February 28, 1995 was $514,974,078, based on the closing price on the New York Stock Exchange on such date of $25 1/4 per share.

  Rollins, Inc. had 35,838,091 shares of common stock outstanding (excluding 5,593,723 Treasury shares) as of February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1994 are incorporated by reference into Part I, Item 1(b) and 1(c), Item 3, and Part II, Items 5-8.

  Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10, 11, 12 and 13.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  (a) GENERAL DEVELOPMENT OF BUSINESS.

    Since the beginning of the calendar year, Rollins, Inc. and its subsidiaries have continued to operate and grow in the same principal services for homes and businesses.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The response to Item 1.(b) is incorporated by reference from the table under the caption "Business Segment Information," on pages 21 and 22 of the 1994 Annual Report to Stockholders.

  (c) NARRATIVE DESCRIPTION OF BUSINESS.

    (1)(i) The Registrant is a national company with headquarters located in Atlanta, Georgia, providing services to both residential and commercial customers. The four primary services provided are termite and pest control, plantscaping, lawn care, and protective services. Additionally, the revenues by business segment are incorporated by reference to the table under the caption "Business Segment Information" on pages 21 and 22 of the 1994 Annual Report to Stockholders.

    Orkin Exterminating Company, Inc., a wholly owned subsidiary (Orkin), founded in 1901, is one of the world's largest termite and pest control companies. It provides customized services to approximately 1.5 million customers through a network of 367 company-owned and operated branches serving customers in 49 states, the District of Columbia, the Bahamas, Mexico, and Puerto Rico. It provides customized pest control services to homes and businesses, including hotels, food service and transportation companies. Orkin's continuous regular service provides protection against household pests, rodents and termites. Orkin's Plantscaping Division designs, installs and maintains green and flowering plants from nine branches and services customers in 17 states and the District of Columbia. It provides services to hotels, shopping malls, restaurants, and office buildings. Orkin's Lawn Care Division provides fertilization, weed and insect control, seeding, aeration of lawns, and tree and shrub care from 22 branches serving customers in 10 states.

    Rollins Protective Services, a Division of the Registrant, was established in 1969. Services are provided from 48 branches serving customers in 35 states and the District of Columbia. A pioneer in developing customized wired and wireless electronic security systems, it provides full-service capabilities from system design and installation to maintenance and monitoring services. Full-service includes guaranteed maintenance programs, 24-hour emergency repairs, and 24-hour alarm monitoring services.

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

    (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1994 and 1993 calendar years was approximately $16,063,000 and $12,890,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and alarm monitoring where services are usually provided within twelve months of receipt.

    (ix) Inapplicable.

    (x) The Registrant believes that each of its businesses competes favorably with competitors within its respective area. Orkin Exterminating Company, Inc. is one of the world's largest termite and pest control companies. Rollins Protective Services is a pioneer and one of the leaders in residential and commercial security. Orkin Plantscaping is the industry's second largest company with operations in nine major markets. Orkin Lawn Care is one of the largest lawn care companies.

    The principal methods of competition in the Registrant's termite and pest control business are service and guarantees, including the money-back guarantee on termite and pest control, and the termite retreatment and damage repair guarantee to qualified homeowners. Competition in the plantscaping and lawn care businesses is based on providing customized services together with guarantees, with the Registrant offering the same money-back guarantee for the services. The principal method of competition in the residential protection business of the Registrant is the provision of customized emergency protection services to meet the particular needs of each customer.

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

    (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1994 was 8,774.

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

ITEM 3. LEGAL PROCEEDINGS.

    Legal proceedings  are included  on page  21 of  the 1994  Annual Report  to
Stockholders   contained  in  financial   statement  footnote  No.   6  and  are
incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Inapplicable.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Each of the executive officers of the Registrant was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Registrant and their ages, offices with the Registrant, and the dates from which they have continually served in their present offices with the Registrant.

                                                                                           DATE FIRST
                                                                                           ELECTED TO
NAME                            AGE  OFFICE WITH REGISTRANT                              PRESENT OFFICE
- ------------------------------  ---  --------------------------------------------------  --------------
R. Randall Rollins (1)........  63   Chairman of the Board and Chief Executive Officer      10/22/91
Gary W. Rollins (1)...........  50   President and Chief Operating Officer                   1/24/84
Gene L. Smith (2).............  49   Chief Financial Officer,                                1/22/91
                                       Secretary, and Treasurer                              1/26/93

- ------------------------
(1)  R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gene L. Smith served as the Registrant's Vice President of Finance for the period 12/30/85 to 1/21/91.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information containing dividends and stock prices on page 12 and the principal markets on which common shares are traded on page 25 of the 1994 Annual Report to Stockholders are incorporated herein by reference. The number of stockholders of record on December 31, 1994 was 3,956.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected Financial Data on page 24 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13 through 15 of the 1994 Annual Report to Stockholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements and supplementary data of the Registrant and its consolidated subsidiaries, included in the 1994 Annual Report to Stockholders, are incorporated herein by reference.

    Financial Statements:

       Statements of Income for each of the three years in the period ended December 31, 1994, page 17.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1994, page 17.

       Statements  of Financial Position as of  December 31, 1994 and 1993, page
       16.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1994, page 18.

       Notes to Financial Statements, pages 19 through 23.

       Report of Independent Auditors, page 23.

    Supplementary Data:

       Quarterly Information, pages 12 and 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to Item 10, applicable to the Directors of the Registrant, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

    Based  solely on its  review of copies  of forms received  by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1994 all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with, except that Mr. R. Randall Rollins and Mr. Gary W. Rollins each filed a late report on Form 5 which reported the disposition of shares by the estate of O. Wayne Rollins, of which both are co-executors.

ITEM 11. EXECUTIVE COMPENSATION.

    The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Capital Stock" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995, and related footnotes and information are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The following are filed as part of this report:

    (a) 1. Financial Statements

    The following financial statements are incorporated herein by reference to portions of the 1994 Annual Report to Stockholders included with this Form 10-K:

       Statements of Income for each of the three years in the period ended December 31, 1994, page 17.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1994, page 17.

       Statements of Financial Position as of  December 31, 1994 and 1993,  page
       16.

       Statement of Cash Flows for each of the three years in the period ended December 31, 1994, page 18.

       Notes to Financial Statements, pages 19 through 23.

       Report of Independent Auditors, page 23.

    (a) 2. Financial Statement Schedules

       II  Valuation and Qualifying Accounts

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.

    (a) 3. Exhibits
        (3)(i) The Company's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(a) as filed with its Form 10-K for the year ended December 31, 1992.

          (ii) By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit 3(b) as filed with its Form 10-K for the year ended December 31, 1993.

       (10) Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit (10) filed with the Company's Form 10-K for the year ended December 31, 1991.

                 Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 18, 1994 Proxy Statement for the Annual Meeting of Stockholders held on April 26, 1994.

       (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1994 which are specifically incorporated herein by reference.

       (21)      Subsidiaries of Registrant.

       (23)      Consent of Independent Public Accountants.

       (24)      Powers of Attorney for Directors.

       (27)      Financial Data Schedule.

    (b) No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROLLINS, INC.

                                          By: R. RANDALL ROLLINS

                                             -----------------------------------
                                              R. Randall Rollins
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)
                                             March 28, 1995

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

R. RANDALL ROLLINS                            GENE L. SMITH
- -------------------------------------------   -------------------------------------------
R. Randall Rollins                            Gene L. Smith
Chairman of the Board of Directors            Chief Financial Officer, Secretary, and
(Principal Executive Officer)                 Treasurer
March 28, 1995                                (Principal Financial and Accounting Officer)
                                              March 28, 1995

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

       Wilton Looney, Director
       John W. Rollins, Director
       Henry B. Tippie, Director
       James B. Williams, Director
       Bill J. Dismuke, Director

GARY W. ROLLINS
- ----------------------------------
Gary W. Rollins, As
Attorney-in-Fact
& Director, President and
Chief Operating Officer
March 28, 1995

                         ROLLINS, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

    The Registrant's 1994 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 16 through 23 the consolidated financial statements for the years ended December 31, 1994, 1993 and 1992 and the report of Arthur Andersen LLP on the financial statements for the years then ended. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements include the following:

       Statements of Income for each of the three years in the period ended December 31, 1994.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1994.

       Statements of Financial Position as of December 31, 1994 and 1993.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

       Notes to Financial Statements.

REPORT OF INDEPENDENT AUDITORS ON SCHEDULES, Page 9.
SCHEDULES

SCHEDULE
 NUMBER
- ---------
    II     Valuation and Qualifying Accounts, Page 10.

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

To the Directors and the Stockholders of Rollins Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements and the schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 13, 1995

                         ROLLINS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                       ADDITIONS
                                                                ------------------------
                                                   BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                                    BEGINNING    COSTS AND      OTHER                      END OF
DESCRIPTION                                         OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS (1)   PERIOD
- -------------------------------------------------  -----------  -----------  -----------  -------------  -----------
Year ended December 31, 1994 --
 Allowance for doubtful accounts.................   $   4,548    $   7,823    $  --         $   6,427     $   5,944
                                                   -----------  -----------  -----------       ------    -----------
Year ended December 31, 1993 --
 Allowance for doubtful accounts.................   $   2,948    $   6,734    $  --         $   5,134     $   4,548
                                                   -----------  -----------  -----------       ------    -----------
Year ended December 31, 1992 --
 Allowance for doubtful accounts.................   $   1,809    $   5,850    $  --         $   4,711     $   2,948
                                                   -----------  -----------  -----------       ------    -----------

- ------------------------
NOTE: (1) Deductions represent the write-off of uncollectible receivables, net of recoveries.

                                     EXHIBITS

                                   EXHIBIT INDEX

     Exhibit Number
     --------------

        (3)(i) The Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(a) as filed with its Form 10-K for the year ended
                      December 31, 1992.

           (ii) By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3)(b) as filed with its form 10-K for the year ended December 31, 1993.

        (10)          Rollins, Inc. 1984 Employee Incentive Stock Option Plan
                      is incorporated herein by reference to Exhibit (10) filed
                      with the Company's Form 10-K for the year ended December 31, 1991.

                      Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A to the March 18, 1994 Proxy
                      Statement for the Annual Meeting of Stockholders held on
                      April 26, 1994.

        (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1994 which are specifically incorporated herein by reference.

        (21)          Subsidiaries of Registrant.

        (23)          Consent of Independent Public Accountants.

        (24)          Powers of Attorney for Directors.

        (27)          Financial Data Schedule.
