Form 10-Q
period 1995-03-31
ROLLINS INC
filed 1995-05-12
CIK 84839

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

(Mark One)

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1995.

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

          Yes [X]        No [ ]

          At March 31, 1995, there were 35,847,475 shares of Common Stock $1 Par Value, outstanding.

                      ROLLINS, INC. AND SUBSIDIARIES

                                  INDEX




Part I    Financial Information                                      Page No.
                                                                     --------

                Statements of Financial Position -
                      March 31, 1995 and December 31, 1994               1

                Statements of Income and Earnings Retained
                      - three months ended March 31, 1995 and 1994       2

                Statements of Cash Flows
                      - three months ended March 31, 1995 and 1994       3


                Notes to Financial Statements                            4

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations            6-8


Part II   Other Information                                              9

                      ROLLINS, INC. AND SUBSIDIARIES
                      PART 1. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                     STATEMENTS OF FINANCIAL POSITION
                     (In thousands, except share data)
                              (Unaudited)



                                              March 31,      December 31,
                                                1995            1994
                                              ---------      ------------
 ASSETS
Cash and Short-Term Investments               $  48,054      $     31,917
Marketable Securities                            52,943            51,820
Trade Receivables, Net                          100,578           101,900
Materials and Supplies                           17,733            16,250
Deferred Income Taxes                             4,575             4,445
Other Current Assets                              8,911             8,567
                                              ---------      ------------

 Current Assets                                 232,794           214,899

Equipment and Property, Net                      28,609            27,989
Intangible Assets                                42,072            42,092
Other Assets                                     10,278            10,285
                                              ---------      ------------

  Total Assets                               $  313,753     $     295,265
                                             ==========     =============

 LIABILITIES
Accounts Payable                             $   16,666     $      12,002
Accrued Insurance Expenses                       16,183            14,258
Accrued Payroll                                  12,844            12,700
Unearned Revenue                                 16,102            15,567
Other Expenses                                   16,607            12,362
                                              ---------      ------------


 Current Liabilities                             78,402            66,889

Deferred Income Taxes                            12,289            12,205
Long-Term Accrued Liabilities                    25,864            22,538
                                              ---------      ------------

  Total Liabilities                             116,555           101,632
                                              ---------      ------------


Commitments and Contingencies

 STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share; authorized
  99,500,000 shares; 41,431,814 shares issued    41,432            41,432
Earnings Retained                               206,954           203,582
                                              ---------      ------------
                                                248,386           245,014
Less--Common Stock In Treasury, At Cost,
  5,584,339 in 1995; 5,605,412 shares in 1994    51,188            51,381
                                              ---------      ------------

  Total Stockholders' Equity                    197,198           193,633
                                              ---------      ------------

  Total Liabilities and Stockholders' Equity  $ 313,753      $    295,265
                                             ==========     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                 1 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                  STATEMENTS OF INCOME AND EARNINGS RETAINED
                      (In thousands, except share data)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                -------------------------
                                                    1995         1994
                                                ------------ ------------
REVENUES
    Customer Services                           $   142,654  $   136,443
                                                ------------ ------------
COSTS AND EXPENSES
    Cost of Services Provided                        73,238       70,152
    Sales, General and Administrative Expenses       55,932       53,561
    Depreciation and Amortization                     1,839        1,981
    Interest Income                                    (946)        (451)
                                                ------------ ------------


                                                    130,063      125,243
                                                ------------ ------------

INCOME BEFORE INCOME TAXES                           12,591       11,200
                                                ------------ ------------


PROVISION (CREDIT) FOR INCOME TAXES
    Current                                           5,340        5,139
    Deferred                                           (556)        (827)
                                                ------------ ------------

                                                      4,784        4,312
                                                ------------ ------------

NET INCOME                                            7,807        6,888
                                                ------------ ------------

EARNINGS RETAINED
    Balance at Beginning of Period                  203,582      171,862
    Cash Dividends                                   (5,018)      (4,460)
    Other                                               583          119
                                                ------------ ------------

BALANCE AT END OF PERIOD                        $   206,954  $   174,409
                                                ============ ============

EARNINGS PER SHARE                              $      0.22  $      0.19
                                                ============ ============

WEIGHTED AVERAGE
    SHARES OUTSTANDING                           35,837,688   35,678,930
                                                ============ ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                 2 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      1995          1994
                                                    --------      --------
OPERATING ACTIVITIES
  Net Income                                        $ 7,807       $ 6,888
  Noncash Charges (Credits) to Earnings:
     Depreciation and Amortization                    1,839         1,981
     Deferred Income Taxes                             (556)         (827)
     Other, Net                                       1,341           709
  (Increase) Decrease in:
     Trade Receivables                                1,308        (1,033)
     Materials and Supplies                          (1,483)       (2,336)
     Other Current Assets                              (152)         (820)
  Increase (Decrease) in:
     Accounts Payable and Accrued Expenses           10,777         8,678
     Unearned Revenue                                   535         1,327
     Non-Current Deferred Income Taxes                 (200)          292
     Long-Term Accrued Liabilities                    3,326          (175)
     Other Non-Current Assets                          (207)         (112)
                                                    --------      --------

  Net Cash Provided by Operating Activities          24,335        14,572
                                                    --------      --------

INVESTING ACTIVITIES
  Purchases of Equipment and Property                (2,855)       (2,234)
  Net Cash Used for Acquisition of Companies           (324)          (27)
  Proceeds from Sales of Equipment and Property         119            --
  Marketable Securities, Net                           (541)         (426)
                                                    --------      --------

  Net Cash Used in Investing Activities              (3,601)       (2,687)
                                                    --------      --------

FINANCING ACTIVITIES
  Dividends Paid                                     (5,018)       (4,460)
  Treasury Stock Issued to Benefit Plans                421           290
                                                    --------      --------

  Net Cash Used in Financing Activities              (4,597)       (4,170)
                                                    --------      --------

  Net Increase (Decrease) in Cash
       and Short-Term Investments                    16,137         7,715
  Cash and Short-Term Investments
       at Beginning of Period                        31,917        18,102
                                                    --------      --------
  Cash and Short-Term Investments
       at End of Period                            $ 48,054       $ 25,817
                                                   =========      =========



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

         These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

         In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.


NOTE 2.  PROVISION FOR INCOME TAXES

         The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.


NOTE 3.  EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.


                                 4 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)



NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

         The Company is vigorously defending this lawsuit. Except for the class certification, the judicial system has not ruled on any substantive issues in this case. Due to the preliminary nature of this action, the final outcome of the litigation cannot be determined at this time. However, it is the opinion of management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations, or liquidity and will take an extended time to resolve.


                                 5 of 10

                   ROLLINS, INC. AND SUBSIDIARIES
               PART I. ITEM 2. FINANCIAL INFORMATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION
            FOR THE FIRST QUARTER ENDED MARCH 31, 1995



RESULTS OF OPERATIONS

                  SELECTED INDUSTRY SEGMENT DATA


                         Three Months Ended
                              March 31,
                     -------------------------
                           (In thousands)
                        1995            1994
                     ---------       ---------
REVENUES

Orkin                $ 125,253       $ 118,360
Rollins Protective      14,218          14,872
Other                    3,183           3,211
                     ---------       ---------
                     $ 142,654       $ 136,443
                     =========       =========

OPERATING INCOME

Orkin                $  13,064       $  11,487
Rollins Protective       1,341           1,330
Other                      496             938
                     ---------       ---------
                     $  14,901       $  13,755
                     =========       =========



                                 6 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                   PART I.  ITEM 2. FINANCIAL INFORMATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                 FOR THE FIRST QUARTER ENDED MARCH 31, 1995


GENERAL OPERATING COMMENTS

Rollins, Inc. reported another quarter of record earnings. Despite the residual effect of 1994's disappointing pest season, revenues for the first quarter ended March 31, 1995 reached $142.7 million, an increase of $6.2 million or 4.6% from the prior year period. Operating income increased $1.1 million or 8.3% to $14.9 million for the quarter. Net income for the quarter grew 13.3% to $7.8 million and earnings per share was 22 cents, compared to 19 cents a year ago, a 15.8% improvement.

For the quarter, the Orkin Group's operating income increased 13.7% to $13.1 million on revenues of $125.3 million which grew 5.8% over 1994. These results provided improved operating margins of 10.4%, compared to 9.7% in the prior year. Rollins Protective Services' operating income increased 0.8% to $1.3 million on revenues of $14.2 million.

Detail segment information follows.

ORKIN 1995 VERSUS 1994

Revenues increased 5.8% to $125.3 million and operating income increased 13.7% to $13.1 million for the first quarter ended March 31, 1995. Pest Control and Termite services increased their sales dollars and customer base for the quarter. During the first quarter, Orkin expanded the availability of it's 24-hour 1-800-800-ORKIN customer and prospect phone lead access service. Also, a sophisticated, $1 million Telecenter was opened, designed to centrally monitor customer service quality and generate additional sales by cross-marketing to our 1.6 million customers. Geographic expansion of the Agribusiness service to 15 new markets was accomplished during the first quarter, and should positively contribute to operating performance throughout 1995.

ROLLINS PROTECTIVE SERVICES 1995 VERSUS 1994

For the first quarter, Rollins Protective Services (RPS) had revenues of $14.2 million, a decrease of 4.4%, however, operating income was relatively unchanged at $1.3 million, primarily due to a 5.6% improvement in operating margins. In the first quarter of 1995, RPS sales focus shifted to new product introductions, including the VIP 2000 marketed for the middle income homeowner and "Safe Start", a new homebuilder product. RPS will continue to focus marketing efforts on the new products as well as continuing successful programs tested in 1994 targeted at customer retention and National Accounts.


                                 7 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                   PART I.  ITEM 2.  FINANCIAL INFORMATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 1995

OTHER 1995 VERSUS 1994

Other businesses revenue and operating income decreased 0.9% and 47.1%, respectively, due to revisions of the Company's credit and internal operating policies within the credit service center during the fourth quarter of 1994. The volume of Company financed sales is lower than last year, as the revised policies redirected marketing efforts toward stronger customer demographics. Also, Corporate management is continuing to monitor the implementation and effectiveness of these policy changes.

FINANCIAL CONDITION



  (In thousands)                            March 31,     December 31,
                                              1995           1994
                                              ----           ----
  Cash and Short-Term Investments          $  48,054      $  31,917
  Marketable Securities                       52,943         51,820

  Working Capital                          $ 154,392      $ 148,010
  Current Ratio                                  3.0            3.2

  Cash Provided By Operations
  (Twelve Months Ended)                    $  49,103      $  39,340




At March 31, 1995 cash and short-term investments increased $16.1 million from December 31, 1994. The investment in marketable securities at March 31, 1995, was $52.9 million.


At March 31, 1995 the current ratio was 3.0 and working capital was $154.4 million (an increase of $6.4 million or 4.3% compared to December 31, 1994). The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.


Net trade receivables decreased $1.3 million or 1.3% at March 31, 1995 compared with December 31, 1994. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $34.4 million and $33.8 million at March 31, 1995 and December 31, 1994, respectively. The decrease in receivables is attributed in part to the effect of a revision to the Company's credit and internal operating policies within the credit service center as discussed in the section, "Results of Operations".


                                 8 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                         PART II. OTHER INFORMATION
                       ROLLINS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

        Refer to Note Number 4 to the Financial Statements, "Commitments and Contingencies" and Part I, Item 3. Legal Proceedings, of the Registrant's Form 10-K filed for the year ended December 31, 1994.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        The Annual Stockholder's Meeting was held on April 25, 1995. The stockholders elected Wilton Looney and Bill J. Dismuke as Class III Directors for the three year term expiring in 1998.

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

                                                   Date: May 12, 1995
                                                         ------------


                                                        Rollins, Inc.
                                                        -------------
                                                        (Registrant)




                                                 /s/ Gary W. Rollins
                                                 ---------------------
                                                     Gary W. Rollins
                                                  President and Chief
                                                   Operating Officer
                                                (Member of the Board of
                                                       Directors)



                                                 /s/ Gene L. Smith
                                                 ---------------------
                                                     Gene L. Smith
                                                Chief Financial Officer
                                                Secretary and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)

                                10 of 10