Form 10-Q
period 1995-06-30
ROLLINS INC
filed 1995-08-11
CIK 84839

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

  /X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1995.

       Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  / /  For the transition period from _____ to _____

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

Yes /X/   No / /

At June 30, 1995, there were 35,851,508 shares of Common Stock $1 Par Value, outstanding.

                          ROLLINS, INC.  AND SUBSIDIARIES

                                       INDEX



Part I         Financial Information                                 Page No.

               Statements of Financial Position -
                    June 30, 1995 and December 31, 1994                  1

               Statements of Income and Earnings Retained
                    - three months and six months ended
                      June 30, 1995 and 1994                             2

               Statements of Cash Flows
                    - six months ended June 30, 1995 and 1994            3

               Notes to Financial Statements                             4-5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations             6-9


Part II        Other Information                                         10


                               ROLLINS, INC. AND SUBSIDIARIES
                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                              STATEMENTS OF FINANCIAL POSITION
                              (In thousands, except share data)
                                         (Unaudited)



                                                                      June 30,        December 31,
                                                                       1995               1994
                                                                   ------------      --------------

ASSETS

     Cash and Short-Term Investments                                 $31,824             $31,917
     Marketable Securities                                            68,992              51,820
     Trade Receivables, Net                                          106,292             101,900
     Materials and Supplies                                           18,831              16,250
     Deferred Income Taxes                                             4,479               4,445
     Other Current Assets                                              8,576               8,567
                                                                   ---------            --------
       Current Assets                                                238,994             214,899

     Equipment and Property, Net                                      29,307              27,989
     Intangible Assets                                                42,053              42,092
     Other Assets                                                     11,626              10,285
                                                                   ---------            --------
       Total Assets                                                 $321,980            $295,265
                                                                   =========            ========
LIABILITIES
     Accounts Payable                                                $16,929             $12,002
     Accrued Insurance Expenses                                       15,243              14,258
     Accrued Payroll                                                  15,272              12,700
     Unearned Revenue                                                 15,069              15,567
     Other Expenses                                                   13,807              12,362
                                                                   ---------            --------
       Current Liabilities                                            76,320              66,889

     Deferred Income Taxes                                            12,072              12,205
     Long-Term Accrued Liabilities                                    19,750              22,538
                                                                   ---------            --------
       Total Liabilities                                             108,142             101,632
                                                                   ---------            --------
     Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Common Stock, par value $1 per share; authorized
       99,500,000 shares; 41,431,814 shares issued                    41,432              41,432
     Earnings Retained                                               223,565             203,582
                                                                   ---------            --------
                                                                     264,997             245,014
     Less--Common Stock In Treasury, At Cost,
       5,580,306 in 1995 ; 5,605,412 shares in 1994                   51,159              51,381
                                                                   ---------            --------
       Total Stockholders' Equity                                    213,838             193,633
                                                                   ---------            --------
       Total Liabilities and Stockholders' Equity                   $321,980            $295,265
                                                                   =========            ========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                      1 of 11

                                           ROLLINS, INC. AND SUBSIDIARIES
                                    STATEMENTS OF INCOME AND EARNINGS RETAINED
                                         (In thousands, except share data)
                                                    (Unaudited)



                                               Three Months Ended                     Six Months Ended
                                                    June 30,                             June 30,
                                               ------------------                     ----------------
                                               1995          1994                     1995        1994
                                             -----------   -----------           -----------    -----------

REVENUES
     Customer Services                       $  175,350    $  171,874            $   318,004    $   308,317
                                             ----------    ----------            -----------    -----------
COSTS AND EXPENSES
     Cost of Services Provided                   86,874        83,669                160,112        153,821
     Sales, General and Administrative Expenses  53,761        52,342                109,693        105,903
     Depreciation and Amortization                1,895         2,033                  3,734          4,014
     Interest Income                             (1,216)         (423)                (2,162)          (874)
                                             ----------    ----------            -----------    -----------
                                                141,314       137,621                271,377        262,864
                                             ----------    ----------            -----------    -----------
INCOME BEFORE INCOME TAXES                       34,036        34,253                 46,627         45,453
                                             ----------    ----------            -----------    -----------

PROVISION (CREDIT) FOR INCOME TAXES
     Current                                     13,565        12,681                 18,905         17,820
     Deferred                                      (631)          506                 (1,187)          (321)
                                             ----------    ----------            -----------    -----------
                                                 12,934        13,187                 17,718         17,499
                                             ----------    ----------            -----------    -----------
NET INCOME                                       21,102        21,066                 28,909         27,954
                                             ----------    ----------            -----------    -----------
EARNINGS RETAINED
     Balance at Beginning of Period             206,954       174,409                203,582        171,862
     Cash Dividends                              (5,019)       (4,475)               (10,037)        (8,935)
     Other                                          528            77                  1,111            196
                                             ----------    ----------            -----------    -----------
BALANCE AT END OF PERIOD                     $  223,565    $  191,077            $   223,565    $   191,077
                                             ==========    ==========            ===========    ===========
EARNINGS PER SHARE                           $     0.59    $     0.59            $      0.81    $      0.78
                                             ==========    ==========            ===========    ===========
WEIGHTED AVERAGE
     SHARES OUTSTANDING                      35,850,498    35,757,223             35,844,128     35,734,591
                                             ==========    ==========            ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                               2 of 11

                                        ROLLINS, INC. AND SUBSIDIARIES
                                          STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                         1995                 1994
                                                                         ----                 ----
OPERATING ACTIVITIES
     Net Income                                                        $28,909              $27,954
     Noncash Charges (Credits) to Earnings:
       Depreciation and Amortization                                     3,734                4,014
       Deferred Income Taxes                                            (1,187)                (321)
       Other, Net                                                        2,275                  975
     (Increase) Decrease in assets:
       Trade Receivables                                                (4,341)             (14,103)
       Materials and Supplies                                           (2,565)              (3,625)
       Other Current Assets                                               (724)              (1,482)
       Other Non-Current Assets                                           (755)                (324)
     Increase (Decrease) in liabilities:
       Accounts Payable and Accrued Expenses                             9,862                9,461
       Unearned Revenue                                                   (498)                 608
       Deferred Income Taxes                                               701                  584
       Long-Term Accrued Liabilities                                    (2,788)              (5,229)
                                                                     ---------            ---------
     Net Cash Provided by Operating Activities                          32,623               18,512
                                                                     ---------            ---------
INVESTING ACTIVITIES
     Purchases of Equipment and Property                                (5,167)              (4,329)
     Net Cash Used for Acquisition of Companies                         (2,266)                (345)
     Proceeds from Sales of Equipment and Property                         142                  714
     Marketable Securities, Net                                        (15,998)                (565)
                                                                     ---------            ---------
     Net Cash Used in Investing Activities                             (23,289)              (4,525)
                                                                     ---------            ---------
FINANCING ACTIVITIES
     Dividends Paid                                                    (10,037)              (8,935)
     Treasury Stock Issued to Benefit Plans                                610                1,100
                                                                     ---------            ---------
     Net Cash Used in Financing Activities                              (9,427)              (7,835)
                                                                     ---------            ---------
     Net Increase (Decrease) in Cash
      and Short-Term Investments                                           (93)               6,152
     Cash and Short-Term Investments
      at Beginning of Period                                            31,917               18,102
                                                                     ---------            ---------
     Cash and Short-Term Investments
      at End of Period                                               $  31,824            $  24,254
                                                                     =========            =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                      3 of 11

                                     ROLLINS, INC.  AND SUBSIDIARIES
                                      NOTES TO FINANCIAL STATEMENTS
                                              (UNAUDITED)
       \

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

        Certain prior year amounts have been reclassified to conform with the second quarter 1995 presentation.

        In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994.


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


                                          5 of 11

                                  ROLLINS, INC.  AND SUBSIDIARIES
                             PART I.   ITEM 2.   FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS
                    FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


RESULTS OF OPERATIONS



                                                                 SELECTED INDUSTRY SEGMENT DATA

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,
                                                      ------------------                ----------------
(In thousands)                                       1995            1994             1995            1994
                                                     ----            ----             ----            ----


REVENUES

Orkin                                           $ 157,296         $ 153,119        $ 282,549        $ 271,479
Rollins Protective                                 14,660            15,299           28,878           30,171
Other                                               3,394             3,456            6,577            6,667
                                                ---------         ---------        ---------        ---------
                                                $ 175,350         $ 171,874        $ 318,004        $ 308,317
                                                =========         =========        =========        =========
OPERATING INCOME

Orkin                                           $  33,905         $  33,389        $  46,969          $44,876
Rollins Protective                                  1,421             1,504            2,762            2,834
Other                                                (109)            1,392              387            2,330
                                                ---------         ---------        ---------        ---------
                                                $  35,217         $  36,285        $  50,118        $  50,040
                                                =========         =========        =========        =========

                                                      6 of 11

                                ROLLINS, INC.  AND SUBSIDIARIES
                           PART I.   ITEM 2.   FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS
                    FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

GENERAL OPERATING COMMENTS

We were disappointed with the second quarter operating results, nonetheless, we continue to see positive signs from investments made to achieve the Company's long-term growth. Our benchmarking surveys of the pest control industry imply that this year's cold and wet spring weather had an unfavorable impact on the seasonal termite demand. Revenues for the second quarter ended June 30, 1995 increased 2.0% or $3.5 million, to $175.4 million from the prior year period ($9.7 million or 3.1% year-to-date). Operating income decreased $1.1 million or 2.9% to $35.2 million for the quarter, yet increased slightly year-to-date (0.2% to $50.1 million). Net income for the quarter was relatively flat (0.2% increase) to $21.1 million and earnings per share was unchanged at 59 cents. However, year-to-date net income increased 3.4% to $28.9 million and earnings per share was 81 cents, a 3.8% increase from a year ago.

For the quarter, the Orkin Group's operating income increased 1.5% to $33.9 million on revenues of $157.3 million which grew 2.7% over 1994. These results resulted in a slight deterioration in operating margins of 21.6%, compared to 21.8% in the prior year. Rollins Protective Services' operating income decreased 5.5% to $1.4 million on revenues of $14.7 million.

For the six months ended June 30, 1995, the Orkin Group revenues increased 4.1% with operating income improving 4.7%. Operating margins grew slightly to 16.6% compared to 16.5% for the same period last year. Rollins Protective Services revenue declined 4.3%, along with operating income 2.5% lower, while operating margins improved from 9.4% to 9.6%. Detail segment information follows.

ORKIN 1995 VERSUS 1994

Revenues increased 2.7% to $157.3 million and operating income increased 1.5% to $33.9 million for the second quarter ended June 30, 1995. For the six months ended June 30, 1995, Orkin had revenues of $282.5 million and operating income of $47.0 million (increases of 4.1% and 4.7%, respectively, from the prior year). Pest Control services increased their sales dollars and customer base for the quarter and year-to-date. Although termite demand was lower than expectations, Orkin is encouraged by the positive results in recurring pest control sales. Residential leads and sales were up solidly over last year. Prospective Orkin marketing and customer service programs will focus more on building this segment by shifting emphasis away from the less predictable termite business. The comparisons in operating results were also affected by the December 1994 sale of the 11 Northern Lawn Care locations.


                                     7 of 11

ROLLINS PROTECTIVE SERVICES 1995 VERSUS 1994

For the second quarter, Rollins Protective Services (RPS) had revenues of $14.7 million, a decrease of 4.2%, and operating income decreased 5.5% to $1.4 million. For the first six months, RPS had revenues of $28.9 million and operating income of $2.8 million, representing decreases of 4.3% and 2.5%, respectively, compared to the prior year. In the first quarter of 1995, RPS sales focus shifted to new product introductions, including the VIP 2000 marketed for the middle income homeowner and "Safe Start", a new homebuilder product. RPS experienced difficulty integrating these product offerings into the marketplace, resulting in slower than expected market acceptance. RPS will continue to focus marketing efforts on these new products as well as continuing successful programs tested in 1994 targeted at customer retention and National Accounts. Also, RPS completed two acquisitions during the second quarter and one additional shortly after quarter-end. These acquisitions provide Rollins Protective Services the ability to expand its services in the three existing markets, while providing their customers continued access to quality service.

OTHER 1995 VERSUS 1994

Other businesses revenue and operating income decreased 1.8% and 107.8%, respectively for the quarter and 1.3% and 83.4%, respectively year-to-date, due to revisions of the Company's credit and internal operating policies within the credit service center during the fourth quarter of 1994. The volume of Company financed sales is lower than last year, as the revised policies redirected marketing efforts toward stronger customer demographics inconjunction with the lower than anticipated termite demand. Also, Corporate management is continuing to monitor the implementation and effectiveness of these policy changes.

FINANCIAL CONDITION



(In thousands)                                              June 30,         December 31,
                                                             1995               1994
                                                             ----               ----


Cash and Short-Term Investments                            $ 31,824          $ 31,917
Marketable Securities                                        68,992            51,820

Working Capital                                            $162,674          $148,010
Current Ratio                                                   3.1               3.2

Cash Provided By Operations
(Twelve Months Ended)                                      $ 53,451          $ 39,340


                                         8 of 11

At June 30, 1995 the current ratio was 3.1 and working capital was $162.7 million (an increase of $14.7 million or 9.9% compared to December 31, 1994). The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.

Net trade receivables increased $4.4 million or 4.3% at June 30, 1995 compared with December 31, 1994. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $35.4 million and $33.8 million at June 30, 1995 and December 31, 1994, respectively. The increase in receivables is offset in part to the effect of a revision to the Company's credit and internal operating policies within the credit service center as discussed on page 8 under the caption "Other 1995 versus 1994".



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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholder's Meeting was held on April 25, 1995. The results of that meeting were disclosed in the Company's Form 10-Q for the first quarter of 1995.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                Exhibit 27 -- Financial Data Schedule

        (b)     Reports on Form 8-K
                None

                              10 of 11

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Date:  AUGUST 11, 1995



                                    ROLLINS, INC.
                                    (Registrant)



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