Form 10-Q
period 1995-09-30
ROLLINS INC
filed 1995-11-08
CIK 84839

                                FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995.

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

          Yes [X]   No [ ]

          At September 30, 1995, there were 35,853,178 shares of Common Stock $1 Par Value, outstanding.

                      ROLLINS, INC.  AND SUBSIDIARIES

                                   INDEX

Part I         Financial Information                                    PAGE NO.
                                                                        --------
               Statements of Financial Position -
                    September 30, 1995 and December 31, 1994              1

               Statements of Income and Earnings Retained
                    - three months and nine months ended
                      September 30, 1995 and 1994                         2

               Statements of Cash Flows
                    - nine months ended September 30, 1995 and 1994       3

               Notes to Financial Statements                              4-5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations              6-9

Part II        Other Information                                          10


                           ROLLINS, INC. AND SUBSIDIARIES
                           PART 1. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                         STATEMENTS OF FINANCIAL  POSITION
                         (In thousands, except share data)
                                    (Unaudited)

                                                   September 30,     December 31,
                                                       1995             1994
                                                   -------------     ------------
ASSETS
Cash and Short-Term Investments                      $ 27,505          $ 31,917
Marketable Securities                                  68,028            51,820
Trade Receivables, Net                                 92,369           101,900
Materials and Supplies                                 16,425            16,250
Deferred Income Taxes                                   5,473             4,445
Other Current Assets                                   11,404             8,567
                                                     --------          --------
  Current Assets                                      221,204           214,899

Equipment and Property, Net                            29,551            27,989
Intangible Assets                                      42,033            42,092
Other Assets                                           11,034            10,285
                                                     --------          --------
  Total Assets                                       $303,822          $295,265
                                                     ========          ========
LIABILITIES
Accounts Payable                                     $ 12,414          $ 12,002
Accrued Insurance Expenses                             13,871            14,258
Accrued Payroll                                        13,587            12,700
Unearned Revenue                                       14,189            15,567
Other Expenses                                         12,216            12,362
                                                     --------          --------
  Current Liabilities                                  66,277            66,889

Deferred Income Taxes                                   7,987            12,205
Long-Term Accrued Liabilities                          17,225            22,538
                                                     --------          --------
  Total Liabilities                                    91,489           101,632
                                                     --------          --------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share; authorized
    99,500,000 shares; 41,431,814 shares issued        41,432            41,432
Earnings Retained                                     222,062           203,582
                                                     --------          --------
                                                      263,494           245,014
Less - Common Stock In Treasury, At Cost,
 5,578,636 in 1995 ; 5,605,412 shares in 1994          51,161            51,381
                                                     --------          --------
  Total Stockholders' Equity                          212,333           193,633
                                                     --------          --------
  Total Liabilities and Stockholders' Equity         $303,822          $295,265
                                                     ========          ========


The accompanying notes are an integral part of these statements.

                                 1 of 11

                                          ROLLINS, INC. AND SUBSIDIARIES
                                  STATEMENTS OF INCOME AND EARNINGS RETAINED
                                         (In thousands, except share data)
                                                   (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                ---------------------------       ----------------------------
                                                    1995           1994               1995            1994
                                                -----------    -----------        -----------     ------------
REVENUES
  Customer Services                             $   162,333    $   158,002        $   480,337     $   466,319
                                                -----------    -----------        -----------     ------------
COSTS AND EXPENSES
  Cost of Services Provided                          88,167         82,315            248,279          236,136
  Depreciation and Amortization                       2,047          1,934              5,781            5,948
  Special Charge                                     12,000            --              12,000              --
  Sales, General and Administrative Expenses         55,972         53,450            165,665          159,353
  Interest Income                                    (1,424)          (853)            (3,586)          (1,727)
                                                -----------    -----------        -----------     ------------
                                                    156,762        136,846            428,139          399,710
                                                -----------    -----------        -----------     ------------
INCOME BEFORE INCOME TAXES                            5,571         21,156             52,198           66,609

PROVISION (CREDIT) FOR INCOME TAXES
  Current                                             4,683          8,688             23,588           26,508
  Deferred                                           (2,566)          (543)            (3,753)            (864)
                                                -----------    -----------        -----------     ------------
                                                      2,117          8,145             19,835           25,644
                                                -----------    -----------        -----------     ------------
NET INCOME                                            3,454         13,011             32,363           40,965
                                                -----------    -----------        -----------     ------------
EARNINGS RETAINED
  Balance at Beginning of Period                    223,565        191,077            203,582          171,862
  Cash Dividends                                     (5,019)        (4,474)           (15,056)         (13,409)
  Other                                                  62           (113)             1,173               83
                                                -----------    -----------        -----------     ------------
BALANCE AT END OF PERIOD                        $   222,062    $   199,501        $   222,062     $    199,501
                                                ===========    ===========        ===========     ============
EARNINGS PER SHARE                              $      0.09    $      0.36        $      0.90     $       1.14
                                                ===========    ===========        ===========     ============
WEIGHTED AVERAGE
  SHARES OUTSTANDING                             35,852,695     35,791,806         35,847,015       35,753,872
                                                ===========    ===========        ===========     ============


The accompanying notes are an integral part of these statements.


                                                          2 of 11

                       ROLLINS, INC. AND SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
OPERATING ACTIVITIES
Net Income                                           $32,363      $40,965
Noncash Charges (Credits) to Earnings:
  Special Charge                                      12,000         --
  Depreciation and Amortization                        5,781        5,948
  Deferred Income Taxes                               (3,753)        (864)
  Other, Net                                           4,124        1,828
(Increase) Decrease in assets:
  Trade Receivables                                   (2,418)     (16,990)
  Materials and Supplies                                (103)        (965)
  Other Current Assets                                  (561)          27
  Other Non-Current Assets                            (1,242)        (514)
Increase (Decrease) in liabilities:
  Accounts Payable and Accrued Expenses                  678        6,907
  Unearned Revenue                                    (1,546)       1,607
  Deferred Income Taxes                               (5,060)      (2,663)
  Long-Term Accrued Liabilities                       (5,313)      (6,311)
                                                     -------      -------
Net Cash Provided by Operating Activities             34,950       28,975
                                                     -------      -------
INVESTING ACTIVITIES
  Purchases of Equipment and Property                 (7,435)      (5,934)
  Net Cash Used for Acquisition of Companies          (2,653)        (527)
  Proceeds from Sales of Equipment and Property          148          744
  Marketable Securities, Net                         (15,033)        (928)
                                                     -------      -------
  Net Cash Used in Investing Activities              (24,973)      (6,645)
                                                     -------      -------
FINANCING ACTIVITIES
  Dividends Paid                                     (15,056)     (13,409)
  Treasury Stock Issued to Benefit Plans                 667        1,351
                                                     -------      -------
  Net Cash Used in Financing Activities              (14,389)     (12,058)
                                                     -------      -------
  Net Increase (Decrease) in Cash
   and Short-Term Investments                         (4,412)      10,272
  Cash and Short-Term Investments
   at Beginning of Period                             31,917       18,102
                                                     -------      -------
  Cash and Short-Term Investments
   at End of Period                                  $27,505      $28,374
                                                     =======      =======


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

         Certain prior year amounts have been reclassified to conform with the third quarter 1995 presentation.

         In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994.

NOTE 2.  SPECIAL CHARGE

         A special charge of $12,000,000 ($7,440,000 after tax benefit or $0.21 per share) was recorded in the third quarter 1995. The charge was primarily for the write-off of doubtful accounts receivable.

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

         The Company is vigorously defending this lawsuit.
         Except for the class certification, the judicial system has not ruled on any substantive issues in this case. Due to the preliminary nature of this action, the final outcome of the litigation cannot be determined at this time. However, it is the opinion of management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


                                 5 of 11

                        ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.   ITEM 2.   FINANCIAL INFORMATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995



RESULTS OF OPERATIONS


                                 SELECTED INDUSTRY SEGMENT DATA

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                        ------------------------      ------------------------
(In thousands)
                         1995           1994           1995           1994
                         ----           ----           ----           ----
REVENUES

Orkin                   $143,302       $138,818       $425,851       $410,297
Rollins Protective        15,595         15,547         44,473         45,718
Other                      3,436          3,637         10,013         10,304
                        --------       --------       --------       --------
                        $162,333       $158,002       $480,337       $466,319
                        ========       ========       ========       ========

OPERATING INCOME

Orkin                   $ 17,201       $ 19,342       $ 64,170       $ 64,218
Rollins Protective         1,355          1,833          4,117          4,667
Other                    (11,714)         1,731        (11,327)         4,061
                        --------       --------       --------       --------
                        $  6,842       $ 22,906       $ 56,960       $ 72,946
                        ========       ========       ========       ========


                                 6 of 11

                          ROLLINS, INC.  AND SUBSIDIARIES
                     PART I.   ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
        FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


    GENERAL OPERATING COMMENTS

    The third quarter operating results were a reflection of the Company's decision to support major business investments in all areas of operations to achieve its tradition of strategic planning and investing for long-term benefits. Competition and current business conditions support the Company's decision to make major investments in marketing, customer service, and division operations, in order to increase market share and profits. In addition, third quarter earnings were negatively impacted by a one-time special charge of $12.0 million ($7.4 million after-tax or $0.21 per share) associated with the restructuring and realignment of the consumer finance area, Rollins Acceptance Company (RAC). Exclusive of the special charge, earnings per share would have been 30 cents compared to 36 cents for the same quarter last year and $1.11 per share versus $1.14 through the same nine month period last year.

    Revenues for the third quarter ended September 30, 1995 increased 2.7% or $4.3 million, to $162.3 million from the prior year period ($14.0 million or 3.0% year-to-date). Operating income decreased $16.1 million to $6.8 million for the quarter, and decreased $16.0 million to $57.0 million year-to-date, primarily due to the special charge. Net income for the quarter decreased 73.5% to $3.5 million and earnings per share were 9 cents. Year-to-date net income was $32.4 million compared to $41.0 million; while earnings per share were 90 cents, a 21.1% decrease from a year ago.

    For the quarter, the Orkin Group's operating income decreased 11.1% to $17.2 million on revenues of $143.3 million which grew 3.2% over 1994. Operating margins were 12.0%, compared to 13.9% in the prior year. Rollins Protective Services' operating income decreased 26.1% to $1.4 million on revenues of $15.6 million.

    For the nine months ended September 30, 1995, the Orkin Group revenues increased 3.8% to $425.9 million, with operating income remaining relatively unchanged at $64.2 million. Operating margins deteriorated to 15.1% compared to 15.7% for the same period last year. Rollins Protective Services (RPS) revenue declined 2.7%, along with operating income 11.8% lower, while operating margins were 9.3% compared to 10.2% a year ago. Detail segment information follows.

    ORKIN 1995 VERSUS 1994

    Pest Control services increased their sales dollars and customer base for the quarter and year-to-date. Termite demand was lower than expectations due to the lagging effect of the termite season. However, Orkin continues to be encouraged by the positive results in recurring pest


                                 7 of 11
    control sales. Residential leads and sales were up solidly over last year. Orkin's strategic investments in the pest control business segment include increases in sales and service personnel, value marketing programs and continued development of the customer service/telecenter operation. These expenditures will continue into next year, but should be instrumental in making the Company stronger. The comparisons in operating results were also affected by the December 1994 sale of the 11 Northern Lawn Care locations.

    ROLLINS PROTECTIVE SERVICES 1995 VERSUS 1994

    RPS continues its investments in strategic programs that include customer service and product development. In addition, the consolidation and reengineering of the customer service/alarm monitoring center was completed during the third quarter. RPS continued to experience some difficulty in achieving an appropriate product sales mix; however, the recurring revenue customer base continues to grow through customer service programs and acquisitions. RPS completed three acquisitions during the quarter which allowed for the expansion of its services in the three existing markets, while providing their customers continued access to quality service.

    OTHER 1995 VERSUS 1994

    Other businesses revenue decreased 5.5% and 2.8% for the quarter and year-to-date, respectively, due to revisions of the Company's credit and internal operating policies within the consumer finance area (RAC). The volume of Company financed sales is slightly lower than last year, as the revised policies redirected marketing efforts toward stronger customer demographics inconjunction with the lower than anticipated termite demand. A special charge of $12.0 million ($7.4 million after tax benefit or $0.21 per share) was recorded in the third quarter 1995. The charge was primarily for the write-off of doubtful accounts receivable. To more effectively manage the financed receivables portfolio, the Company expanded RAC's physical facility, acquired new computers and phone dialing equipment, and increased the staffing of collectors.

    FINANCIAL CONDITION

    (In thousands)                      September 30,         December 31,
                                            1995                 1994
                                            ----                 ----
    Cash and Short-Term Investments       $ 27,505              $ 31,917
    Marketable Securities                   68,028                51,820

    Working Capital                       $154,927              $148,010
    Current Ratio                            3.3                  3.2

    Cash Provided By Operations
    (Twelve Months Ended)                 $ 45,315              $ 39,340



                                 8 of 11

The Company has been debt-free since 1987. Management believes that this liquidity, along with expected cash from operations, will support the company's continued growth, capital expenditures, cash dividends, and expansion plans.

Net trade receivables decreased $9.5 million or 9.4% at September 30, 1995 compared with December 31, 1994. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $30.5 million and $33.8 million at September 30, 1995 and December 31, 1994, respectively. The decrease in receivables is primarily the result of the amounts written off as doubtful accounts through the special charge and the effect of the revisions to the Company's credit and internal operating policies within the consumer finance area, as discussed on page 8 under the caption "Other 1995 versus 1994".

The deferred income tax liability decreased 34.6% from December
31, 1994, due to the reduction of certain book/tax timing differences and payment of an income tax assessment associated with the completion of an IRS audit spanning five years' tax filings.

Long-term accrued liabilities decreased 23.6% from December 31, 1994, primarily due to the timing of payments for claims settlements of various general liability, workers' compensation, and vehicle liability incidents within the Company's self-insurance program.


                                 9 of 11

                    ROLLINS, INC. AND SUBSIDIARIES
                      PART II. OTHER INFORMATION
                    ROLLINS, INC. AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

         Refer to Note Number 5 to the Financial Statements,
         "Commitments and Contingencies" and Part I, Item 3. Legal Proceedings, of the Registrant's Form 10-K filed for the year ended December 31, 1994.

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



                               Date:  NOVEMBER 8, 1995



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