Form 10-K405
period 1995-12-31
ROLLINS INC
filed 1996-03-27
CIK 84839

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH
        TITLE OF EACH CLASS              EXCHANGE ON WHICH REGISTERED
-----------------------------------   -----------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  The   aggregate  market  value   of  Rollins,  Inc.   common  stock,  held  by
non-affiliates on February 29, 1996 was $450,466,016, based on the closing price on the New York Stock Exchange on such date of $22 per share.

  Rollins, Inc. had 35,926,726 shares of common stock outstanding (excluding 5,505,088 Treasury shares) as of February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1995 are incorporated by reference into Part I, Item 1(b) and 1(c), Part II, Items 5-8, and Part IV, Item 14.

  Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  (a) GENERAL DEVELOPMENT OF BUSINESS.

    Since the beginning of the calendar year, Rollins, Inc. and its subsidiaries have continued to operate and grow in the same principal services for homes and businesses.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The response to Item 1.(b) is incorporated by reference from the table under the caption "Business Segment Information," on page 22 of the 1995 Annual Report to Stockholders.

  (c) NARRATIVE DESCRIPTION OF BUSINESS.

    (1)(i) The Registrant is a national company with headquarters located in Atlanta, Georgia, providing services to both residential and commercial customers. The four primary services provided are termite and pest control, protective services, lawn care and plantscaping. Additionally, the revenues by business segment are incorporated by reference to the table under the caption "Business Segment Information" on page 22 of the 1995 Annual Report to Stockholders.

    Orkin Exterminating Company, Inc., a wholly owned subsidiary (Orkin), founded in 1901, is one of the world's largest termite and pest control companies. It provides customized services to approximately 1.6 million customers through a network of 386 branches serving customers in 49 states, the District of Columbia, the Bahamas, Canada, Mexico, and Puerto Rico. It provides customized pest control services to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin's continuous regular service provides protection against household pests, rodents and termites. Orkin's Lawn Care Division provides fertilization, weed and insect control, seeding, aeration of lawns, and tree and shrub care from 23 branches serving customers in nine states. Orkin's Plantscaping Division designs, installs and maintains green and flowering plants from ten branches and services customers in 21 states and the District of Columbia. It provides services to hotels, shopping malls, restaurants, and office buildings.

    Rollins Protective Services, a division of the Registrant, was established in 1969. Services are provided from 51 branches serving customers in 41 states and the District of Columbia. A pioneer in developing customized wired and wireless electronic security systems, it provides full-service capabilities from system design and installation to maintenance and monitoring services. Full-service includes guaranteed maintenance programs, 24-hour emergency repairs, and 24-hour alarm monitoring services.

    (ii) The Registrant has made no announcement of, nor did any information become public about, a new line of business or product requiring the investment of a material amount of the Registrant's total assets.

    (iii) Sources and availability of raw materials present no particular problem to the Registrant, since its businesses are primarily in service-related industries.

    (iv) Governmental licenses, patents, trademarks and franchises are of minor importance to the Registrant's service operations. Local licenses and permits are required in order for the Registrant to conduct its termite and pest control, protective services, lawn care and plantscaping operations in certain localities. In view of the widespread operations of the Registrant's service operations, the failure of a few local governments to license a facility would not have a material adverse effect on the results of operations of the Registrant.

    (v) The business of the Registrant is affected by the seasonal nature of the Registrant's termite and pest control, lawn care and plantscaping service operations (Orkin Exterminating Company, Inc.). The metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Registrant's termite and pest control operations during such period. Lawn care services are seasonal and coincide with the growing seasons of lawns. Plantscaping operations experience seasonal increases in revenues and operating income generated by the division's Exterior Color and Holiday programs offered during the spring and late fall.

    (vi) Inapplicable.

    (vii) The Registrant and its subsidiaries do not have a material part of their business that is dependent upon a single customer or a few customers, the loss of which would have a material effect on the business of the Registrant.

    (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1995 and 1994 calendar years was approximately $15,508,000 and $16,063,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and alarm monitoring where services are usually provided within twelve months of receipt.

    (ix) Inapplicable.

    (x) The Registrant believes that each of its businesses competes favorably with competitors within its respective area. Orkin Exterminating Company, Inc. is one of the world's largest termite and pest control companies. Rollins Protective Services is a pioneer and one of the leaders in residential and commercial security. Orkin Lawn Care is one of the largest lawn care companies. Orkin Plantscaping is the industry's second largest company with operations in ten major markets.

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

    (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1995 was 8,956.

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

ITEM 3. LEGAL PROCEEDINGS.

    During November 1995, Orkin and the Attorney General of Missouri and private plaintiffs reached an agreement in settlement of a class action regarding treatments for termites for residential customers with basement homes contracted for between January 1, 1987 and May 15, 1993. The Attorney General and the private plaintiffs raised concerns that Orkin's initial termite protection treatment for these customers was incomplete. Orkin maintains that its customers have received treatment consistent with industry practices. In order to best serve its customers and to avoid the continued expense of litigation, Orkin has agreed to reinspect the basement homes of all applicable customers and apply additional termiticide, if needed. In the event a customer covered by this agreement has suffered termite damage as a result of insufficient termiticide, Orkin has agreed to repair the customer's basement home. The presiding judge of the Circuit Court of the City of St. Louis approved the settlement on December 13, 1995. The resolution does not constitute an admission of wrongdoing by the Company and did not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

    In the normal course of business, the Company is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Company personnel and equipment. The Company is actively contesting these actions. It is the opinion of Management that the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

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

                                                                                           DATE FIRST
                                                                                           ELECTED TO
NAME                            AGE  OFFICE WITH REGISTRANT                              PRESENT OFFICE
------------------------------  ---  --------------------------------------------------  --------------
R. Randall Rollins (1)........  64   Chairman of the Board and Chief Executive Officer      10/22/91
Gary W. Rollins (1)...........  51   President and Chief Operating Officer                   1/24/84
Gene L. Smith (2).............  50   Chief Financial Officer,                                1/22/91
                                       Secretary, and Treasurer                              1/26/93

------------------------
(1) R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gene L. Smith served as the Registrant's Vice President of Finance for the period 12/30/85 to 1/21/91.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information containing dividends and stock prices on page 12 and the principal markets on which common shares are traded on page 25 of the 1995 Annual Report to Stockholders are incorporated herein by reference. The number of stockholders of record on December 31, 1995 was 3,764.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected Financial Data on pages 10 and 11 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13 through 15 of the 1995 Annual Report to Stockholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements and supplementary data of the Registrant and its consolidated subsidiaries, included in the 1995 Annual Report to Stockholders, are incorporated herein by reference.

    Financial Statements:

       Statements of Income for each of the three years in the period ended December 31, 1995, page 17.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1995, page 17.

       Statements of Financial Position as of  December 31, 1995 and 1994,  page
       16.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1995, page 18.

       Notes to Financial Statements, pages 19 through 23.

       Report of Independent Auditors, page 24.

    Supplementary Data:

       Quarterly Information, page 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to Item 10, applicable to the Directors of the Registrant, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

    Based solely on its  review of copies  of forms received  by it pursuant  to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1995 all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

    The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Capital Stock" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996, and related footnotes and information are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The following are filed as part of this report:

    (a) 1. Financial Statements

    The following financial statements are incorporated herein by reference to portions of the 1995 Annual Report to Stockholders included with this Form 10-K:

       Statements of Income for each of the three years in the period ended December 31, 1995, page 17.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1995, page 17.

       Statements of Financial Position as of  December 31, 1995 and 1994,  page
       16.

       Statement of Cash Flows for each of the three years in the period ended December 31, 1995, page 18.

       Notes to Financial Statements, pages 19 through 23.

       Report of Independent Auditors, page 24.

    (a) 2. Financial Statement Schedule

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

       (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 which are specifically incorporated herein by reference.

       (21)      Subsidiaries of Registrant.

       (23)      Consent of Independent Public Accountants.

       (24)      Powers of Attorney for Directors.

       (27)      Financial Data Schedule.

    (b) No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROLLINS, INC.

                                          By: /s/ R. RANDALL ROLLINS

                                             -----------------------------------
                                              R. Randall Rollins
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)
                                             March 27, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ R. RANDALL ROLLINS                        /s/ GENE L. SMITH
-------------------------------------------   -------------------------------------------
R. Randall Rollins                            Gene L. Smith
Chairman of the Board of Directors            Chief Financial Officer, Secretary, and
(Principal Executive Officer)                 Treasurer
March 27, 1996                                (Principal Financial and Accounting Officer)
                                              March 27, 1996

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

       Wilton Looney, Director
       John W. Rollins, Director
       Henry B. Tippie, Director
       James B. Williams, Director
       Bill J. Dismuke, Director

/s/ GARY W. ROLLINS
----------------------------------
Gary W. Rollins, As
Attorney-in-Fact
& Director, President and
Chief Operating Officer
March 27, 1996

                         ROLLINS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

    The Registrant's 1995 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 16 through 24 the consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 and the report of Arthur Andersen LLP on the financial statements for the years then ended. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements include the following:

       Statements of Income for each of the three years in the period ended December 31, 1995.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1995.

       Statements of Financial Position as of December 31, 1995 and 1994.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

       Notes to Financial Statements.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE, Page 9.
SCHEDULE

SCHEDULE
 NUMBER
---------
    II     Valuation and Qualifying Accounts, Page 10.

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and the Stockholders of Rollins Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 12, 1996

                         ROLLINS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                      ADDITIONS
                                                              -------------------------
                                                 BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                                  BEGINNING    COSTS AND       OTHER                      END OF
DESCRIPTION                                       OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS (1)   PERIOD
-----------------------------------------------  -----------  ------------  -----------  -------------  -----------
Year ended December 31, 1995 --
 Allowance for doubtful accounts...............   $   5,944   $   22,101(2)  $  --         $  18,054     $   9,991
                                                 -----------  ------------  -----------  -------------  -----------
Year ended December 31, 1994 --
 Allowance for doubtful accounts...............   $   4,548   $    7,823     $  --         $   6,427     $   5,944
                                                 -----------  ------------  -----------  -------------  -----------
Year ended December 31, 1993 --
 Allowance for doubtful accounts...............   $   2,948   $    6,734     $  --         $   5,134     $   4,548
                                                 -----------  ------------  -----------  -------------  -----------

------------------------
NOTE: (1) Deductions represent the write-off of uncollectible receivables, net of recoveries.

       (2) Includes a Special Charge of $12,000,000 ($7,440,000 after tax benefit or $.21 per share) relating to the write off of doubtful accounts at September 30, 1995, in the consumer finance operation, Rollins Acceptance Company.

                                   EXHIBITS

                                 EXHIBIT INDEX



Exhibit Number
--------------
    (3) (i)        The Certificate of Incorporation of Rollins, Inc. is
                   incorporated herein by reference to Exhibit (3) (a) as
                   filed with its Form 10-K for the year ended December 31,
                   1992.

        (ii) By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3) (b) as filed with its form 10-K for the year ended December 31, 1993.

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

   (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 which are specifically incorporated herein by reference.

   (21)            Subsidiaries of Registrant.

   (23)            Consent of Independent Public Accountants.

   (24)            Powers of Attorney for Directors.

   (27)            Financial Data Schedule.