Form 10-Q
period 1996-03-31
ROLLINS INC
filed 1996-05-13
CIK 84839

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996.

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

       Yes [X]    No [  ]

       At March 31, 1996, there were 35,880,472 shares of Common Stock $1 Par Value, outstanding.

                         ROLLINS, INC.  AND SUBSIDIARIES

                                      INDEX


                                                                Page No.
Part I  Financial Information

       Statements of Financial Position -
          March 31, 1996 and December 31, 1995                      1

       Statements of Income and Earnings Retained
          - Three months ended March 31, 1996 and 1995              2

       Statements of Cash Flows
          - Three months ended March 31, 1996 and 1995              3

       Notes to Financial Statements                                4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations               5-8


Part II Other Information                                           9

                         ROLLINS, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)
                                  (Unaudited)
                                                    March 31,      December 31,
                                                      1996             1995
       ASSETS
       Cash and Short-Term Investments          $       37,328   $       33,623
       Marketable Securities                            73,921           65,743
       Trade Receivables, Net                           86,478           88,542
       Materials and Supplies                           17,350           13,924
       Deferred Income Taxes                             7,872            7,447
       Other Current Assets                              9,780           13,486

           Current Assets                              232,729          222,765

       Equipment and Property, Net                      39,274           37,799
       Intangible Assets                                41,994           42,013
       Other Assets                                     15,040           12,348

           Total Assets                         $      329,037   $      314,925

       LIABILITIES
       Capital Lease Obligation                 $        1,576   $        1,314
       Accounts Payable                                 17,271           13,334
       Accrued Insurance Expenses                       15,179           14,314
       Accrued Payroll                                  12,783           12,028
       Unearned Revenue                                 17,069           14,695
       Other Expenses                                   16,958           15,324

           Current Liabilities                          80,836           71,009

       Capital Lease Obligation                          7,160            7,422
       Long-Term Accrued Liabilities                    19,913           15,936
       Deferred Income Taxes                             5,539            6,240

           Total Liabilities                           113,448          100,607

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share;
       authorized     99,500,000 shares;
       41,431,814 shares issued                         41,432           41,432
       Earnings Retained                               225,082          224,009
                                                       266,514          265,441
       Less--Common Stock In Treasury, At Cost,
          5,551,342 in 1996 ; 5,573,589 shares in       50,925           51,123
            1995

           Total Stockholders' Equity                  215,589          214,318

           Total Liabilities and Stockholders'
              Equity                            $      329,037   $      314,925

       The accompanying notes are an integral part of these statements.

                                     1 of 10

                        ROLLINS, INC. AND SUBSIDIARIES
                  STATEMENTS OF INCOME AND EARNINGS RETAINED
                       (In thousands except share data)
                                  (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      1996             1995
REVENUES
       Customer Services                        $      142,502   $      142,654

COSTS AND EXPENSES
       Cost of Services Provided                        79,374           73,238
       Depreciation and Amortization                     1,821            1,839
       Sales, General and Administrative Expenses       52,299           55,932
       Interest Income                                  (1,294)            (946)

                                                       132,200          130,063

INCOME BEFORE INCOME TAXES                              10,302           12,591


PROVISION (CREDIT) FOR INCOME TAXES
       Current                                           5,183            5,340
       Deferred                                         (1,268)            (556)

                                                         3,915            4,784

NET INCOME                                               6,387            7,807

EARNINGS RETAINED
       Balance at Beginning of Period                  224,009          203,582
       Cash Dividends                                   (5,202)          (5,018)
       Other                                              (112)             583

BALANCE AT END OF PERIOD                        $      225,082   $      206,954

EARNINGS PER SHARE                              $         0.18   $         0.22

WEIGHTED AVERAGE
       SHARES OUTSTANDING                           35,873,150       35,837,688

       The accompanying notes are an integral part of these statements.










                                     2 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                      1996             1995
OPERATING ACTIVITIES
       Net Income                               $        6,387   $        7,807
       Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization                1,821            1,839
            Deferred Income Taxes                       (1,268)            (556)
            Other, Net                                   1,062            1,341
       (Increase) Decrease in Assets:
            Trade Receivables                            2,144            1,308
            Materials and Supplies                      (3,383)          (1,483)
            Other Current Assets                         3,574             (152)
            Other Non-Current Assets                       264             (207)
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses        7,109           10,777
            Unearned Revenue                             2,207              535
            Long-Term Accrued Liabilities                3,977            3,326
            Non-Current Deferred Income Taxes              133             (200)

       Net Cash Provided by Operating Activities        24,027           24,335

INVESTING ACTIVITIES
       Purchases of Equipment and Property              (3,277)          (2,855)
       Net Cash Used for Acquisition of Companies       (3,657)            (324)
       Marketable Securities, Net                       (8,557)            (541)
       Proceeds from Sales of Equipment
          and Property                                      39              119

       Net Cash Used in Investing Activities           (15,452)          (3,601)

FINANCING ACTIVITIES
       Dividends Paid                                   (5,202)          (5,018)
       Treasury Stock Issued to Benefit Plans              332              421

       Net Cash Used in Financing Activities            (4,870)          (4,597)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                     3,705           16,137
       Cash and Short-Term Investments
          at Beginning of Period                        33,623           31,917
       Cash and Short-Term Investments
          at End of Period                      $       37,328   $       48,054

       The accompanying notes are an integral part of these statements.




                                     3 of 10

                         ROLLINS, INC.  AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.BASIS OF PREPARATION

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

       These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

NOTE 2.PROVISION FOR INCOME TAXES

       The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.

NOTE 3.EARNINGS PER SHARE

       Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.







                                      4 of 10

                         ROLLINS, INC.  AND SUBSIDIARIES
                    PART I.  ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE FIRST QUARTER ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

                             SELECTED INDUSTRY SEGMENT DATA
                                     Three Months Ended
                                          March 31,
                                   1996               1995
(In thousands)
       REVENUES

       Orkin                 $      124,433     $      125,253
       Rollins Protective            15,330             14,218
       Other                          2,739              3,183
                             $      142,502     $      142,654

       OPERATING INCOME

       Orkin                 $       11,297     $       13,064
       Rollins Protective             1,285              1,341
       Other                            (67)               496
                             $       12,515     $       14,901













                                     5 of 10

General Operating Comments

The first quarter operating results were consistent with the Company's strategic plans to build on their dedication to customer service and investments for long-term growth. Investments in the core businesses include a renewed emphasis on recurring monthly pest control, increased focus on Commercial opportunities, and refined operational fundamentals in marketing, training, automation, and technology. The Rollins Customer Service Center
(RCSC), our new telecenter, is now supporting all four service lines (pest control and termite, lawn care, plantscaping and protective services). We look forward to seeing a more substantial contribution from the RCSC in the second quarter and for the balance of 1996.

Revenues for the first quarter ended March 31, 1996 decreased 0.1% or $0.2 million, to $142.5 million from the prior year period. Operating income decreased $2.4 million to $12.5 million for the quarter, while net income decreased 18.2% to $6.4 million. Earnings per share were 18 cents versus 22 cents for the first quarter 1995.

For the quarter, the Orkin's operating income decreased 13.5% to $11.3 million on a 0.7% revenue decrease to $124.4 million. Operating margins were 9.1%, compared to 10.4% in the prior year. Rollins Protective Services' (RPS) operating income decreased 4.2% to $1.3 million on a revenue increase of $1.1 million or 7.8% to $15.3 million. RPS' operating margins were 8.4% compared to 9.4% last year, however better than the fourth quarter 1995 margin of 2.4%. Detail segment information follows.


Orkin 1996 Versus 1995
Orkin realized an increase in pest control revenue and customer base, supporting the strategic decision to continue emphasizing recurring monthly pest control. However, due to the severe, extended winter weather, the pest control revenue increase is offset by a decrease in termite revenue. Assuming more typical weather conditions this Spring, Orkin expects to realize termite revenue increases in the second quarter.

The decrease in operating income was the result of the revenue shortfall, investments in sales and service staffing, and business development activities. The Orkin business development group has been active the first quarter with the opening of eight new locations, two acquisitions, including a growing presence in the Canadian market; and an expansion of the Agribusiness program's product and service offering. In addition, the level of interest and expansion potential of the new franchise program continues to gain momentum, with four new operations starting this quarter.




                                     6 of 10

Rollins Protective Services (RPS) 1996 Versus 1995

The RPS investments in new, dedicated commercial branches and the acquisitions during the last twelve months are starting to make postive contributions, with the resulting revenue increase. The operating margin deterioration in the first quarter was primarily the result of the company-wide launch of our new System VII security system.

RPS expanded its market penetration in the New England states through the first quarter acquisition of one of that area's largest security firms.

RPS will continue to focus on the System VII product sales, Commercial sales and service initiatives, and cross-marketing efficiencies from the National Customer Support Center.


Other 1996 Versus 1995

Other businesses revenue and operating income decreased for the quarter due to revisions of the Company's credit and internal operating policies within the consumer finance area, Rollins Acceptance Company (RAC). The volume of Company financed sales is lower than last year, as the revised policies redirected marketing efforts toward stronger customer demographics inconjunction with a lower termite demand.

The expanded physical facility, increased collector headcount, and new computers and phone dialing equipment caused margin deterioration, however these investments have better positioned RAC to more effectively manage the receivables portfolio and function as a marketing support operation.


FINANCIAL CONDITION

                                 March 31,        December 31,
                                   1996               1995
  (In thousands)
  Cash and Short-Term
     Investments             $       37,328     $       33,623
  Marketable Securities              73,921             65,743
                             $      111,249     $       99,366

  Working Capital            $      151,893     $      151,756
  Current Ratio                         2.9                3.1

  Cash Provided By Operations$       46,602     $       46,910
  (Twelve Months Ended)

                                     7 of 10

Rollins, Inc.'s financial position remained solid. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds. Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, cash dividends, and expansion plans.

Interest income increased 36.8% due to the increase in average funds invested in short-term investments and marketable securities, coupled with the increase in the average rate of return.

Net trade receivables decreased $2.1 million or 2.3% at March 31, 1996 compared with December 31, 1995. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $22.8 million and $26.2 million at March 31, 1996 and December 31, 1995, respectively.

In the first quarter, the Company invested $6.9 million in capital expenditures and acquisitions. Also, $5.2 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

























                                     8 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None

ITEM 2.CHANGES IN SECURITIES

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       The Annual Stockholder's Meeting was held on April 23, 1996. The stockholders elected R. Randall Rollins, Henry B. Tippie, and James B. Williams as Class I Directors for the three year term expiring in 1999.

ITEM 5.OTHER INFORMATION

       None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

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


Date:  May 13, 1996


Rollins, Inc.
(Registrant)



Gary W. Rollins
Gary W. Rollins
President and Chief
Operating Officer
(Member of the Board of
Directors)



Gene L. Smith
Gene L. Smith
Chief Financial Officer
Secretary and Treasurer
(Principal Financial and
Accounting Officer)













                                    10 of 10