Form 10-Q
period 1996-06-30
ROLLINS INC
filed 1996-08-12
CIK 84839

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996.

       Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 [   ] For the transition period from _____ to _____

                          Commission file number 1-4422

                         ______________________________

                                  ROLLINS, INC.


       Incorporated                               I.R.S. Employer
             in                                Identification Number
          Delaware                                   51-0068479


               2170 Piedmont Road, N.E., Atlanta, Georgia 30324

                       Telephone Number -- (404) 888-2000

                         ______________________________


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]    No [  ]

       At June 30, 1996, there were 35,481,052 shares of Common Stock $1 Par Value, outstanding.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


                                                               Page No.
Part I Financial Information

       Statements of Financial Position -
          June 30, 1996 and December 31, 1995                  1

       Statements of Income and Earnings Retained
          - Three months and six months ended
            June 30, 1996 and 1995                             2

       Statements of Cash Flows
          - Six months ended June 30, 1996 and 1995            3

       Notes to Financial Statements                           4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations           5-8


Part IIOther Information                                       9

                         ROLLINS, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)
                                  (Unaudited)
                                                    June 30,       December 31,
                                                      1996             1995
       ASSETS
       Cash and Short-Term Investments          $       30,272   $       33,623
       Marketable Securities                            83,165           65,743
       Trade Receivables, Net                           90,826           88,542
       Materials and Supplies                           17,763           13,924
       Deferred Income Taxes                             2,489            7,447
       Other Current Assets                              9,551           13,486

           Current Assets                              234,066          222,765

       Equipment and Property, Net                      40,277           37,799
       Intangible Assets                                41,974           42,013
       Other Assets                                     15,936           12,348

           Total Assets                         $      332,253   $      314,925

       LIABILITIES
       Capital Lease Obligation                 $        1,561   $        1,314
       Accounts Payable                                 17,074           13,334
       Accrued Insurance Expenses                       14,245           14,314
       Accrued Payroll                                  14,769           12,028
       Unearned Revenue                                 16,688           14,695
       Other Expenses                                   20,044           15,324

           Current Liabilities                          84,381           71,009

       Capital Lease Obligation                          6,628            7,422
       Long-Term Accrued Liabilities                    21,296           15,936
       Deferred Income Taxes                             6,119            6,240

           Total Liabilities                           118,424          100,607

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share; authorized
           99,500,000 shares; 41,029,814
           shares issued in 1996; 41,431,814
           shares issued in 1995                        41,030           41,432
       Earnings Retained                               223,722          224,009
                                                       264,752          265,441
       Less--Common Stock In Treasury, At Cost,
          5,548,762 in 1996 ; 5,573,589
          shares in 1995                                50,923           51,123

           Total Stockholders' Equity                  213,829          214,318

           Total Liabilities and
            Stockholders' Equity                $      332,253   $      314,925

       The accompanying notes are an integral part of these statements.

                                    1 of 10

                          ROLLINS, INC. AND SUBSIDIARIES
                    STATEMENTS OF INCOME AND EARNINGS RETAINED
                         (In thousands except share data)
                                   (Unaudited)
                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                      1996             1995             1996             1995
REVENUES
       Customer Services                        $      177,847   $      175,350   $      320,349   $      318,004

COSTS AND EXPENSES
       Cost of Services Provided                        94,226           86,874          173,600          160,112
       Depreciation and Amortization                     1,949            1,895            3,770            3,734
       Sales, General and
         Administrative Expenses                        62,448           53,761          114,747          109,693
       Interest Income                                  (1,487)          (1,216)          (2,781)          (2,162)

                                                       157,136          141,314          289,336          271,377

INCOME BEFORE INCOME TAXES                              20,711           34,036           31,013           46,627


PROVISION (CREDIT) FOR INCOME TAXES
       Current                                           8,176           13,565           13,359           18,905
       Deferred                                           (306)            (631)          (1,574)          (1,187)

                                                         7,870           12,934           11,785           17,718

NET INCOME                                              12,841           21,102           19,228           28,909

EARNINGS RETAINED
       Balance at Beginning of Period                  225,082          206,954          224,009          203,582
       Cash Dividends                                   (5,183)          (5,019)         (10,385)         (10,037)
       Common Stock Retired                             (8,762)               0           (8,762)               0
       Other                                              (256)             528             (368)           1,111

BALANCE AT END OF PERIOD                        $      223,722   $      223,565   $      223,722   $      223,565

EARNINGS PER SHARE                              $         0.36   $         0.59   $         0.54   $         0.81

WEIGHTED AVERAGE
       SHARES OUTSTANDING                           35,691,862       35,850,498       35,782,506       35,844,128

       The accompanying notes are an integral part of these statements.










                                                       2 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                      1996             1995
OPERATING ACTIVITIES
       Net Income                               $       19,228   $       28,909
       Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization                3,770            3,734
            Deferred Income Taxes                       (1,574)          (1,187)
            Other, Net                                   2,715            2,275
       (Increase) Decrease in Assets:
            Trade Receivables                           (2,204)          (4,341)
            Materials and Supplies                      (3,796)          (2,565)
            Other Current Assets                         8,863             (724)
            Other Non-Current Assets                       104             (755)
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses       11,062            9,862
            Unearned Revenue                             1,656             (498)
            Long-Term Accrued Liabilities                5,360           (2,788)
            Non-Current Deferred Income Taxes            1,109              701

       Net Cash Provided by Operating Activities        46,293           32,623

INVESTING ACTIVITIES
       Purchases of Equipment and Property              (6,364)          (5,167)
       Net Cash Used for Acquisition of Companies       (5,498)          (2,266)
       Marketable Securities, Net                      (17,916)         (15,998)
       Proceeds from Sales of Equipment
         and Property                                       77              142

       Net Cash Used in Investing Activities           (29,701)         (23,289)

FINANCING ACTIVITIES
       Dividends Paid                                  (10,385)         (10,037)
       Purchase of Treasury Stock                       (9,164)               0
       Payments on Capital Lease                          (547)               0
       Treasury Stock Issued to Benefit Plans              153              610

       Net Cash Used in Financing Activities           (19,943)          (9,427)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                    (3,351)             (93)
       Cash and Short-Term Investments
          at Beginning of Period                        33,623           31,917
       Cash and Short-Term Investments
          at End of Period                      $       30,272   $       31,824

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

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.


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








                               4 of 10

                        ROLLINS, INC. AND SUBSIDIARIES
                   PART I.  ITEM 2.   FINANCIAL INFORMATION
          MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FOR THE SECOND QUARTER ENDED JUNE 30, 1996


RESULTS OF OPERATIONS

                             SELECTED INDUSTRY SEGMENT DATA
                                      Three Months Ended                  Six Months Ended
                                          June 30,                            June 30,
                                   1996               1995             1996             1995
(In thousands)
       REVENUES

       Orkin                 $      159,256     $      157,296   $      283,689   $      282,549
       Rollins Protective            15,982             14,660           31,312           28,878
       Other                          2,609              3,394            5,348            6,577
                             $      177,847     $      175,350   $      320,349   $      318,004

       OPERATING INCOME

       Orkin                 $       20,678     $       33,905   $       31,975   $       46,969
       Rollins Protective             1,428              1,421            2,713            2,762
       Other                           (433)              (109)            (500)             387
                             $       21,673     $       35,217   $       34,188   $       50,118













                                                5 of 10

General Operating Comments

In the second quarter, the Company continued to execute strategic plans to build on their dedication to customer service and investments for long-term growth. Investments in the core businesses include a renewed emphasis on recurring monthly pest control, increased focus on Commercial opportunities, and expanding the number of locations. During the quarter, the Company repurchased 402,000 shares of their common stock, confirming management's and the Board of Directors' confidence in the Company's future.

Revenues for the second quarter ended June 30, 1996 increased 1.4% or $2.5 million, to $177.8 million from the prior year period. Operating income decreased $13.5 million to $21.7 million for the quarter, while net income decreased 39.1% to $12.8 million. Earnings per share were 36 cents versus 59 cents for the second quarter 1995. Year-to-date, net income decreased 33.5% to $19.2 million and earnings per share were 54 cents versus 81 cents last year.

For the quarter, the Orkin's operating income decreased 39.0% to $20.7 million on a 1.2% revenue increase to $159.3 million. Operating margins were 13.0%, compared to 21.6% in the prior year. Rollins Protective Services' (RPS) operating income increased 0.5% to $1.4 million on a revenue increase of $1.3 million or 9.0% to $16.0 million. RPS' operating margins were 8.9% compared to 9.7% last year.

For the six months ended June 30, 1996, Orkin's revenue increased 0.4% with operating income declining 31.9%. Operating margins were 11.3%, compared to 16.6% for the same period last year. RPS revenue increased 8.4% while operating income decreased 1.8%. Operating margins declined from 9.6% to 8.7%. Detail segment information follows.


Orkin 1996 Versus 1995
Orkin realized an increase in pest control revenue and customer base, supporting the strategic decision to continue emphasizing recurring monthly pest control. However, due to the effect of the unexpected, severe and extended winter weather, the pest control revenue increase is offset by a decrease in termite revenue. The termite business continues to be an important part of Orkin's business mix, however Orkin will continue their strategic marketing and customer service programs toward expansion of the less weather sensitive recurring pest control segment. To augment the positive results in the recurring pest control business, a Commercial Pest Control Division was created during the second quarter.

The decrease in operating income was the result of the termite sales shortfall, combined with increased claims and legal expenses and planned investments in sales and service staffing. Business development activities included 20 new branch and franchise openings during the first six months, compared to 14 for all of 1995.

                               6 of 10

Rollins Protective Services (RPS) 1996 Versus 1995

During the second quarter, RPS completed it's second acquisition for the year, with the acquisition of Protect-A-Life Corporation in the Philadelphia area. Acquisitions are an important component of growth for RPS.

RPS operating margins were impacted by investments in new, dedicated commercial branches and costs associated with acquisitions during the last twelve months. Operating income improvements are expected to be realized this year through RPS' focus on the System VII product sales, Commercial sales and service initiatives, cross-marketing efficiencies from the National Customer Support Center, and acquisitions.


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



FINANCIAL CONDITION

                                 June 30,         December 31,
                                   1996               1995
  (In thousands)
  Cash and Short-Term
    Investments              $       30,272     $       33,623
  Marketable Securities              83,165             65,743
                             $      113,437     $       99,366

  Working Capital            $      149,685     $      151,756
  Current Ratio                         2.8                3.1

  Cash Provided By Operations$       60,580     $       46,910
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

Interest income increased 28.6% for the six months ended June 30, 1996, due to the increase in average funds invested in short-term investments and marketable securities, coupled with the increase in the average rate of return.

Net trade receivables increased $2.3 million or 2.6% at June 30, 1996 compared with December 31, 1995. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $21.9 million and $26.2 million at June 30, 1996 and December 31, 1995, respectively.

During the six month period, the Company invested $11.9 million in capital expenditures and acquisitions. Also, $10.4 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

























                               8 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None

ITEM 2.CHANGES IN SECURITIES

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       The Annual Stockholders' Meeting was held on April 23, 1996. The results of that meeting were disclosed in the Company's Form 10-Q for the first quarter 1996.

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

Date:  August 12, 1996



Rollins, Inc.
(Registrant)



Gary W. Rollins
Gary W. Rollins
President and Chief
Operating Officer
(Member of the Board of
Directors)



Gene L. Smith
Gene L. Smith
Chief Financial Officer
Secretary and Treasurer
(Principal Financial and
Accounting Officer)













                               10 of 10