Form 10-Q
period 1996-09-30
ROLLINS INC
filed 1996-11-12
CIK 84839

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996.

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

       Yes [X]    No [  ]

       At September 30, 1996, there were 35,480,782 shares of Common Stock $1 Par Value, outstanding.

                         ROLLINS, INC.  AND SUBSIDIARIES

                                     INDEX


                                                                Page No.
Part I Financial Information

       Statements of Financial Position -
          September 30, 1996 and December 31, 1995                    1

       Statements of Income and Earnings Retained
          - Three months and nine months ended September 30, 1996     2

       Statements of Cash Flows
          - Nine months ended September 30, 1996 and 1995             3

       Notes to Financial Statements                                  4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                5-8


Part II Other Information                                             9

                       ROLLINS, INC. AND SUBSIDIARIES
                        PART 1. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                     STATEMENTS OF FINANCIAL  POSITION
                      (In thousands except share data)
                                (Unaudited)
                                                  September 30,    December 31,
                                                      1996             1995
       ASSETS
       Cash and Short-Term Investments          $       31,792   $       33,623
       Marketable Securities                            83,030           65,743
       Trade Receivables, Net                           84,423           88,542
       Materials and Supplies                           16,083           13,924
       Deferred Income Taxes                             4,963            7,447
       Other Current Assets                              8,145           13,486

           Current Assets                              228,436          222,765

       Equipment and Property, Net                      40,353           37,799
       Intangible Assets                                41,954           42,013
       Other Assets                                     16,440           12,348

           Total Assets                         $      327,183   $      314,925

       LIABILITIES
       Capital Lease Obligation                 $        1,587   $        1,314
       Accounts Payable                                 15,854           13,334
       Accrued Insurance Expenses                       13,500           14,314
       Accrued Payroll                                  13,856           12,028
       Unearned Revenue                                 16,447           14,695
       Other Expenses                                   17,632           15,324

           Current Liabilities                          78,876           71,009

       Capital Lease Obligation                          6,222            7,422
       Long-Term Accrued Liabilities                    22,825           15,936
       Deferred Income Taxes                             6,885            6,240

           Total Liabilities                           114,808          100,607

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share; authorized
           99,500,000 shares; 35,476,381 shares
           issued in 1996; 41,431,814 shares
           issued in 1995                               35,476           41,432
       Earnings Retained                               176,899          224,009
                                                       212,375          265,441
       Less--Common Stock In Treasury, At Cost,
          0 in 1996 ; 5,573,589 shares in 1995               0           51,123

           Total Stockholders' Equity                  212,375          214,318

           Total Liabilities and
           Stockholders' Equity                 $      327,183   $      314,925

       The accompanying notes are an integral part of these statements.

                                    1 of 10

                          ROLLINS, INC. AND SUBSIDIARIES
                    STATEMENTS OF INCOME AND EARNINGS RETAINED
                         (In thousands except share data)
                                   (Unaudited)
                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                     1996             1995             1996             1995
REVENUES
       Customer Services                        $      162,514   $      162,333   $      482,863   $      480,337

COSTS AND EXPENSES
       Cost of Services Provided                        94,745           88,167          268,345          248,279
       Depreciation and Amortization                     2,307            2,047            6,077            5,781
       Special Charge                                     --             12,000 (1)         --             12,000 (1)
       Sales, General and Administrative                61,645           55,972          176,392          165,665
       Expenses
       Interest Income                                  (1,516)          (1,424)          (4,297)          (3,586)

                                                       157,181          156,762          446,517          428,139

INCOME BEFORE INCOME TAXES                               5,333            5,571           36,346           52,198


PROVISION (CREDIT) FOR INCOME TAXES
       Current                                           1,703            4,683           15,062           23,588
       Deferred                                            324           (2,566)          (1,250)          (3,753)

                                                         2,027            2,117           13,812           19,835

NET INCOME                                               3,306            3,454           22,534           32,363

EARNINGS RETAINED
       Balance at Beginning of Period                  223,722          223,565          224,009          203,582
       Cash Dividends                                   (5,143)          (5,019)         (15,528)         (15,056)
       Common Stock Retired                            (45,371)            --            (54,133)            --
       Other                                               385               62               17            1,173

BALANCE AT END OF PERIOD                        $      176,899   $      222,062   $      176,899   $      222,062

EARNINGS PER SHARE                              $         0.09   $         0.09   $         0.63   $         0.90

WEIGHTED AVERAGE
       SHARES OUTSTANDING                           35,481,076       35,852,695       35,681,298       35,847,015

(1)   $7,440,000 after tax benefit or $.21 per share.


       The accompanying notes are an integral part of these statements.







                                    2 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      1996             1995
OPERATING ACTIVITIES
       Net Income                               $       22,534   $       32,363
       Noncash Charges (Credits) to Earnings:
            Special Charge                                --             12,000
            Depreciation and Amortization                6,077            5,781
            Deferred Income Taxes                       (1,250)          (3,753)
            Other, Net                                   3,368            4,124
       (Increase) Decrease in Assets:
            Trade Receivables                            4,199           (2,418)
            Materials and Supplies                      (2,097)            (103)
            Other Current Assets                         6,512             (561)
            Other Non-Current Assets                      (517)          (1,242)
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses        5,901              678
            Unearned Revenue                             1,415           (1,546)
            Long-Term Accrued Liabilities                6,889           (5,313)
            Non-Current Deferred Income Taxes            2,565           (5,060)

       Net Cash Provided by Operating Activities        55,596           34,950

INVESTING ACTIVITIES
       Purchases of Equipment and Property              (8,646)          (7,435)
       Net Cash Used for Acquisition of Companies       (6,031)          (2,653)
       Marketable Securities, Net                      (17,600)         (15,033)
       Proceeds from Sales of Equipment and Proper          51              148

       Net Cash Used in Investing Activities           (32,226)         (24,973)

FINANCING ACTIVITIES
       Dividends Paid                                  (15,528)         (15,056)
       Purchase of Treasury Stock                       (9,164)            --
       Payments on Capital Lease                          (927)            --
       Treasury Stock Issued to Benefit Plans              418              667

       Net Cash Used in Financing Activities           (25,201)         (14,389)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                    (1,831)          (4,412)
       Cash and Short-Term Investments
          at Beginning of Period                        33,623           31,917
       Cash and Short-Term Investments
          at End of Period                      $       31,792   $       27,505

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

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.


NOTE 2.TREASURY STOCK

       During the third quarter the Company retired all shares of treasury stock, totaling approximately 5.6 million shares of common stock.


NOTE 3.PROVISION FOR INCOME TAXES

       The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the Company's net deferred tax asset or liability.


NOTE 4.EARNINGS PER SHARE

       Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.




                                   4 of 10

                        ROLLINS, INC.  AND SUBSIDIARIES
                    PART I.  ITEM 2.   FINANCIAL INFORMATION
            MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS

                             SELECTED INDUSTRY SEGMENT DATA
                                    Three Months Ended                  Nine Months Ended
                                       September 30,                       September 30,
                                   1996               1995             1996             1995
(In thousands)
       REVENUES

       Orkin                 $      143,953     $      143,302   $      427,642   $      425,851
       Rollins Protective            16,025             15,595           47,337           44,473
       Other                          2,536              3,436            7,884           10,013
                             $      162,514     $      162,333   $      482,863   $      480,337

       OPERATING INCOME

       Orkin                 $        6,240     $       17,201   $       38,215   $       64,170
       Rollins Protective               413              1,355            3,126            4,117
       Other                           (333)           (11,714)            (833)         (11,327)
                             $        6,320     $        6,842   $       40,508   $       56,960













                                                5 of 10

General Operating Comments

In the third quarter, the Company continued to execute strategic plans to build on its dedication to customer service and investments for long-term growth. Investments in the core businesses include a renewed emphasis on recurring monthly pest control, increased focus on Commercial opportunities, and expanding the number of locations.

Revenues for the third quarter ended September 30, 1996 increased 0.1% or $0.2 million, to $162.5 million from the prior year period. Operating income decreased $0.5 million to $6.3 million for the quarter, while net income decreased 4.3% to $3.3 million. Earnings per share were 9 cents, equal with
last year.    (Net income and earnings per share decreased 69.7% and 70.0%, respectively, excluding the prior year Special Charge of $12 million or $7.4 million and $.21 per share on an after tax basis). For the nine months ended September 30, 1996, net income decreased 30.4% to $22.5 million and earnings per share were 63 cents versus 90 cents last year. (Excluding the prior year Special Charge, net income decreased 43.4% and earnings per share decreased 43.2% compared to the nine month period last year).

For the quarter, Orkin's operating income decreased 63.7% to $6.2 million on a .5% revenue increase to $144.0 million. Operating margins were 4.3%, compared to 12.0% in the prior year. Rollins Protective Services' (RPS) operating income decreased 69.5% to $0.4 million on a revenue increase of $0.4 million or 2.8% to $16.0 million. RPS' operating margins were 2.6% compared to 8.7% last year.

For the nine months ended September 30, 1996, Orkin's revenue increased 0.4% with operating income declining 40.4%. Operating margins were 8.9%, compared to 15.1% for the same period last year. RPS revenue increased 6.4% while operating income decreased 24.1%. Operating margins declined from 9.3% to 6.6%. Detail segment information follows.


Orkin 1996 Versus 1995
Orkin realized an increase in pest control revenue, termite renewal revenue, and its customer base. However, these gains were offset by a decrease in termite sales revenue resulting from the lagging effect of a disappointing termite season. The termite business continues to be an important part of Orkin's business mix, however Orkin will continue its strategic marketing and customer service programs toward expansion of the less weather sensitive recurring pest control segment. To augment the positive results in the recurring pest control business, a Commercial Pest Control Division was created during the second quarter.

The decrease in operating income was the result of branch and region openings, operating insurance costs, and termite claims. Business development activities included 27 new branch and franchise openings during the first nine months, compared to 14 for all of 1995.



                               6 of 10

Rollins Protective Services (RPS) 1996 Versus 1995

During the third quarter, RPS continued to focus on the System VII product sales, Commercial sales and service initiatives, as well as cross-marketing opportunities from the National Customer Support Center.

RPS operating margins were negatively impacted by investments in new, dedicated commercial branches, related market development, and costs associated with acquisitions during the last twelve months.


Other 1996 Versus 1995

Other businesses' revenue and operating income decreased for the quarter due to revisions of the Company's credit and internal operating policies within the consumer finance area, Rollins Acceptance Company (RAC). The volume of Company financed sales is lower than last year as the revised policies redirected marketing efforts toward stronger customer demographics in conjunction with a lower termite demand.

The expanded physical facility, increased collector headcount, and new computers and phone dialing equipment caused margin deterioration, however these investments have better positioned RAC to more effectively manage the receivables portfolio and function as a marketing support operation.



FINANCIAL CONDITION

                                  September 30,      December 31,
                                      1996               1995
  (In thousands)
  Cash and Short-Term
    Investments              $       31,792     $       33,623
  Marketable Securities              83,030             65,743
                             $      114,822     $       99,366

  Working Capital            $      149,560     $      151,756
  Current Ratio                         2.9                3.1

  Cash Provided By Operations$       67,556     $       46,910
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

Interest income increased 19.8% for the nine months ended September 30, 1996 due to the increase in average funds invested in short-term investments and marketable securities, coupled with the increase in the average rate of return.

Net trade receivables decreased $4.1 million or 4.7% at September 30, 1996 compared with December 31, 1995. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $18.8 million and $26.2 million at September 30, 1996 and December 31, 1995, respectively.

During the nine month period, the Company invested $14.7 million in capital expenditures and acquisitions. Also, $15.5 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

Subsequent to the third quarter ended, September 30, 1996, the Company completed the repurchase of 1,000,000 shares of its common stock, authorized on
November 21, 1995.  Furthermore, the Board of Directors authorized the purchase by the Company of up to an additional 2,000,000 shares of its common
stock.   The purchases will be made from time to time using funds already on hand.




















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



Date:  November 12, 1996


Rollins, Inc.
(Registrant)



Gary W. Rollins
Gary W. Rollins
President and Chief
Operating Officer
(Member of the Board of
Directors)



Gene L. Smith
Gene L. Smith
Chief Financial Officer
Secretary and Treasurer
(Principal Financial and
Accounting Officer)













                               10 of 10