Form 10-K405
period 1996-12-31
ROLLINS INC
filed 1997-03-28
CIK 84839

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

For the fiscal year ended December 31, 1996

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                NAME OF EACH
                  TITLE OF EACH CLASS                                   EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                                                                        The New York Stock Exchange
               Common Stock, $1 Par Value                                The Pacific Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No _________

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Rollins, Inc. common stock, held by non-affiliates on February 28, 1997 was $360,733,583, based on the closing price on the New York Stock Exchange on such date of $18 7/8 per share.

    Rollins, Inc. had 34,413,481 shares of common stock outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1996 are incorporated by reference into Part I, Items 1(b) and 1(c), Part II, Items 5-8, and Part IV, Item 14.

    Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10, 11, 12 and 13.

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

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The response to Item 1.(b) is incorporated by reference from the table under the caption "Business Segment Information," on page 21 of the 1996 Annual Report to Stockholders.

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

    (1)(i) The Registrant is a national company with headquarters located in Atlanta, Georgia, providing services to both residential and commercial customers. The four primary services provided are termite and pest control, protective services, lawn care and plantscaping. Additionally, the revenues by business segment are incorporated by reference to the table under the caption "Business Segment Information" on page 21 of the 1996 Annual Report to Stockholders.

    Orkin Exterminating Company, Inc., a wholly owned subsidiary (Orkin), founded in 1901, is one of the world's largest termite and pest control companies. It provides customized services to approximately 1.6 million customers through a network of 417 branches serving customers in 49 states, the District of Columbia, the Bahamas, Canada, Mexico, and Puerto Rico. It provides customized pest control services to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin's continuous regular service provides protection against household pests, rodents and termites. Orkin's Lawn Care Division provides fertilization, weed and insect control, seeding, aeration of lawns, and tree and shrub care from 23 branches serving customers in 9 states. Orkin's Plantscaping Division designs, installs and maintains green and flowering plants from 10 branches and services customers in 21 states and the District of Columbia. It provides services to hotels, shopping malls, restaurants, and office buildings.

    Rollins Protective Services, a division of the Registrant, was established in 1969. Services are provided from 50 branches serving customers in 41 states and the District of Columbia. A pioneer in developing customized wired and wireless electronic security systems, it provides full-service capabilities from system design and installation to maintenance and monitoring services. Full-service includes guaranteed maintenance programs, 24-hour emergency repairs, and 24-hour alarm monitoring services.

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

    (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1996 and 1995 calendar years was approximately $16,712,000 and $15,508,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and alarm monitoring where services are usually provided within twelve months of receipt.

    (ix) Inapplicable.

    (x) The Registrant believes that each of its businesses competes favorably with competitors within its respective area. Orkin Exterminating Company, Inc. is one of the world's largest termite and pest control companies. Rollins Protective Services is a pioneer and one of the leaders in residential and commercial security. Orkin Lawn Care is one of the largest lawn care companies in the United States. Orkin Plantscaping is the industry's second largest company with operations in ten major markets.

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

    (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1996 was 9,525.

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

                                                                                                        DATE FIRST
                                                                                                          ELECTED
NAME                             AGE      OFFICE WITH REGISTRANT                                     TO PRESENT OFFICE
---------------------------  -----------  ---------------------------------------------------------  -----------------
R. Randall Rollins (1).....          65   Chairman of the Board and Chief Executive Officer                10/22/91
Gary W. Rollins (1)........          52   President and Chief Operating Officer                             1/24/84
Gene L. Smith (2)..........          51   Chief Financial Officer,                                          1/22/91
                                          Secretary, and Treasurer                                          1/26/93

------------------------

(1) R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gene L. Smith served as the Registrant's Vice President of Finance for the period 12/30/85 to 1/21/91.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information containing dividends and stock prices on page 12 and the principal markets on which common shares are traded on page 25 of the 1996 Annual Report to Stockholders are incorporated herein by reference. The number of stockholders of record on December 31, 1996 was 3,405.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected Financial Data on pages 10 and 11 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13 through 15 of the 1996 Annual Report to Stockholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements and supplementary data of the Registrant and its consolidated subsidiaries, included in the 1996 Annual Report to Stockholders, are incorporated herein by reference.

    Financial Statements:

       Statements of Income for each of the three years in the period ended December 31, 1996, page 17.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1996, page 17.

       Statements of Financial Position as of December 31, 1996 and 1995, page
       16.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1996, page 18.

       Notes to Financial Statements, pages 19 through 23.

       Report of Independent Auditors, page 24.

    Supplementary Data:

       Quarterly Information, page 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to Item 10, applicable to the Directors of the Registrant, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Capital Stock" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997, and related footnotes and information are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The following are filed as part of this report:

    (a) 1. Financial Statements

    The following financial statements are incorporated herein by reference to portions of the 1996 Annual Report to Stockholders included with this Form 10-K:

           Statements of Income for each of the three years in the period ended December 31, 1996, page 17.

           Statements of Earnings Retained for each of the three years in the period ended December 31, 1996, page 17.

           Statements of Financial Position as of December 31, 1996 and 1995, page 16.

           Statement of Cash Flows for each of the three years in the period ended December 31, 1996, page 18.

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

      (10)    Rollins, Inc. 1984 Employee Incentive Stock Option Plan.

      (10)(a) Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 18, 1994 Proxy Statement for the Annual
              Meeting of Stockholders held on April 26, 1994.

      (13)    Portions of the Annual Report to Stockholders for the year ended December
              31, 1996 which are specifically incorporated herein by reference.

      (21)    Subsidiaries of Registrant.

      (23)    Consent of Independent Public Accountants.

      (24)    Powers of Attorney for Directors.

      (27)    Financial Data Schedule

    (b) No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROLLINS,
                                INC.

                                By:  /s/ R.
                                     RANDALL
                                     ROLLINS
                                     ----
                                     R.
                                     Randall
                                     Rollins
                                     Chairman
                                     of the
                                     Board of
                                     Directors
                                     (Principal
                                     Executive
                                     Officer)
                                     March
                                     26,
                                     1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ R. RANDALL ROLLINS                        /s/ GENE L. SMITH
-------------------------------------------   -------------------------------------------
R. Randall Rollins                            Gene L. Smith
Chairman of the Board of Directors            Chief Financial Officer, Secretary, and
(Principal Executive Officer)                 Treasurer
March 26, 1997                                (Principal Financial and Accounting Officer)
                                              March 26, 1997

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    Wilton Looney, Director
    John W. Rollins, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director

/s/ GARY W. ROLLINS
------------------------------------------
Gary W. Rollins, As Attorney-in-Fact
& Director, President and
Chief Operating Officer
March 26, 1997

                         ROLLINS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

    The Registrant's 1996 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 16 through 24 the consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 and the report of Arthur Andersen LLP on the financial statements for the years then ended. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements include the following:

    Statements of Income for each of the three years in the period ended December 31, 1996.

    Statements of Earnings Retained for each of the three years in the period ended December 31, 1996.

    Statements of Financial Position as of December 31, 1996 and 1995.

    Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and the Stockholders of Rollins, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 17, 1997

                         ROLLINS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                                                      ADDITIONS
                                                              -------------------------
                                                 BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                                  BEGINNING    COSTS AND       OTHER      DEDUCTIONS      END OF
DESCRIPTION                                       OF PERIOD     EXPENSES     ACCOUNTS         (1)         PERIOD
-----------------------------------------------  -----------  ------------  -----------  -------------  -----------
Year ended December 31, 1996
  Allowance for doubtful accounts..............   $   9,991   $   8,205      $  --         $  12,235     $   5,961
                                                 -----------  ------------  -----------  -------------  -----------

Year ended December 31, 1995
  Allowance for doubtful accounts..............   $   5,944   $  22,101(2)   $  --         $  18,054     $   9,991
                                                 -----------  ------------  -----------  -------------  -----------

Year ended December 31, 1994
  Allowance for doubtful accounts..............   $   4,548   $   7,823      $  --         $   6,427     $   5,944
                                                 -----------  ------------  -----------  -------------  -----------

------------------------

NOTE: (1) Deductions represent the write-off of uncollectible receivables, net of recoveries.

        (2) Includes a Special Charge of $12,000,000 ($7,440,000 after tax benefit or $.21 per share) relating to the write-off of doubtful accounts at September 30, 1995, in the consumer finance operation, Rollins Acceptance Company.

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

    (10)      Rollins, Inc. 1984 Employee Incentive Stock Option Plan.

    (10)(a) Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A to the March 18, 1994 Proxy Statement for the Annual Meeting of Stockholders held on April 26, 1994.

    (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 which are specifically incorporated herein by reference.

    (21)      Subsidiaries of Registrant.

    (23)      Consent of Independent Public Accountants.

    (24)      Powers of Attorney for Directors.

    (27)      Financial Data Schedule