Form 10-Q
period 1997-03-31
ROLLINS INC
filed 1997-05-14
CIK 84839

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997.


 [   ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

       Yes [X]    No [  ]

       At March 31, 1997, there were 34,140,781 shares of Common Stock $1 Par Value, outstanding.

                     ROLLINS, INC.  AND SUBSIDIARIES

                                INDEX


                                                               Page No.
Part I Financial Information

       Statements of Financial Position -
          March 31, 1997 and December 31, 1996                 1

       Statements of Income and Earnings Retained
          - Three months ended March 31, 1997 and 1996         2

       Statements of Cash Flows
          - Three months ended March 31, 1997 and 1996         3

       Notes to Financial Statements                           4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations           5-8


Part IIOther Information                                       9

                     ROLLINS, INC. AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                     STATEMENTS OF FINANCIAL  POSITION
                     (In thousands except share data)
                               (Unaudited)
                                                    March 31,      December 31,
                                                      1997             1996
       ASSETS
       Cash and Short-Term Investments          $       14,289   $       12,150
       Marketable Securities                            80,101           84,785
       Trade Receivables, Net                           78,530           78,856
       Materials and Supplies                           17,132           15,006
       Deferred Income Taxes                             4,542            4,379
       Other Current Assets                             10,201           10,560

           Current Assets                              204,795          205,736

       Equipment and Property, Net                      41,571           41,042
       Intangible Assets                                41,907           41,931
       Other Assets                                     22,378           20,074

           Total Assets                         $      310,651   $      308,783

       LIABILITIES
       Capital Lease Obligations                $        3,097   $        2,735
       Accounts Payable                                 19,957           15,897
       Accrued Insurance Expenses                       14,391           15,053
       Accrued Payroll                                  13,915           12,957
       Unearned Revenue                                 15,700           15,614
       Other Expenses                                   22,111           17,263

           Current Liabilities                          89,171           79,519

       Capital Lease Obligations                        11,407           12,163
       Long-Term Accrued Liabilities                    23,640           20,591
       Deferred Income Taxes                             5,558            6,220

           Total Liabilities                           129,776          118,493

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share;
       authorized 99,500,000 shares;
       34,140,781 and 34,594,481 shares issued          34,141           34,594
       Earnings Retained                               146,734          155,696

           Total Stockholders' Equity                  180,875          190,290

           Total Liabilities and
           Stockholder's Equity                 $      310,651   $      308,783

       The accompanying notes are an integral part of these statements.

                                  1 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                 STATEMENTS OF INCOME AND EARNINGS RETAINED
                      (In thousands except share data)
                                 (Unaudited)
                                                  Three Months Ended
                                                    March 31,
                                                      1997             1996
REVENUES
       Customer Services                        $      150,394   $      142,502

COSTS AND EXPENSES
       Cost of Services Provided                        85,872           79,374
       Depreciation and Amortization                     2,311            1,821
       Sales, General and Administrative Expenses       55,131           52,299
       Interest Income                                  (1,217)          (1,294)

                                                       142,097          132,200

INCOME BEFORE INCOME TAXES                               8,297           10,302


PROVISION (CREDIT) FOR INCOME TAXES
       Current                                           4,148            5,183
       Deferred                                           (995)          (1,268)

                                                         3,153            3,915

NET INCOME                                               5,144            6,387

EARNINGS RETAINED
       Balance at Beginning of Period                  155,696          224,009
       Cash Dividends                                   (5,193)          (5,202)
       Common Stock Purchased and Retired               (8,832)             --
       Other                                               (81)            (112)

BALANCE AT END OF PERIOD                        $      146,734   $      225,082

EARNINGS PER SHARE                              $         0.15   $         0.18

WEIGHTED AVERAGE
       SHARES OUTSTANDING                           34,468,268       35,873,150

       The accompanying notes are an integral part of these statements.










                                    2 of 10

                        ROLLINS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                Three Months Ended
                                                March 31,
                                                      1997             1996
OPERATING ACTIVITIES
       Net Income                               $        5,144   $        6,387
       Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization                2,311            1,821
            Deferred Income Taxes                         (995)          (1,268)
            Other, Net                                     761            1,062
       (Increase) Decrease in Assets:
            Trade Receivables                              569            2,144
            Materials and Supplies                      (2,097)          (3,383)
            Other Current Assets                           355            3,574
            Other Non-Current Assets                    (1,360)             264
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses        8,973            7,109
            Unearned Revenue                                58            2,207
            Long-Term Accrued Liabilities                3,049            3,977
            Non-Current Deferred Income Taxes              -                133

       Net Cash Provided by Operating Activities        16,768           24,027

INVESTING ACTIVITIES
       Purchases of Equipment and Property              (2,688)          (3,238)
       Net Cash Used for Acquisition of Companies       (1,584)          (3,657)
       Marketable Securities, Net                        4,435           (8,557)

       Net Cash Provided by (Used in)
         Investing Activities                              163          (15,452)

FINANCING ACTIVITIES
       Dividends Paid                                   (5,193)          (5,202)
       Common Stock Purchased and Retired               (9,321)              --
       Payments on Capital Lease                          (394)              --
       Other                                               116              332

       Net Cash Used in Financing Activities           (14,792)          (4,870)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                     2,139            3,705
       Cash and Short-Term Investments
          at Beginning of Period                        12,150           33,623
       Cash and Short-Term Investments
          at End of Period                      $       14,289   $       37,328

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

       These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


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








                                  4 of 10

                      ROLLINS, INC.  AND SUBSIDIARIES
                  PART I.  ITEM 2.   FINANCIAL INFORMATION
              MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   FOR THE FIRST QUARTER ENDED MARCH 31, 1997


RESULTS OF OPERATIONS

                             SELECTED INDUSTRY SEGMENT DATA
                               Three Months Ended
                                 March 31,
                                   1997               1996
(In thousands)
       REVENUES

       Orkin                 $      132,294     $      124,433
       Rollins Protective            15,822             15,330
       Other                          2,278              2,739
                             $      150,394     $      142,502

       OPERATING INCOME

       Orkin                 $        8,279     $       11,297
       Rollins Protective               861              1,285
       Other                            (19)               (67)
                             $        9,121     $       12,515













                                 5 of 10

General Operating Comments

The first quarter provided sales improvement in all areas and reflected the impact of the Company's expansion and marketing strategies. Operating profits for the quarter continue to be impacted by investments in the core businesses. The benefits of these investments will contribute to growth in the customer base and recurring revenues, while enhancing long-term shareholder value.

Revenues for the first quarter ended March 31, 1997 increased 5.5% or $7.9 million, to $150.4 million from the prior year period. Operating income decreased $3.4 million to $9.1 million for the quarter, while net income decreased 19.5% to $5.1 million. Earnings per share were 15 cents for the quarter versus 18 cents for the same period last year.

For the quarter, Orkin's operating income decreased 26.7% to $8.3 million on a 6.3% revenue increase to $132.3 million. Operating margins were 6.3%, compared to 9.1% in the prior year. Rollins Protective Services' (RPS) operating income decreased 33.0% to $0.9 million on a revenue increase of $0.5 million or 3.2% to $15.8 million. RPS' operating margins were 5.4% compared to 8.4% last year. Detail segment information follows.



Orkin 1997 Versus 1996

Orkin realized an increase in both recurring pest control revenue and termite revenue. The decrease in operating income was the result of the significant business investments initiated in 1996 including market expansion and growth related programs as well as increased insurance costs and termite claims. Orkin completed three acquisitions, including two in Hawaii, which established its presence in the Pacific market.








                                  6 of 10

Rollins Protective Services (RPS) 1997 Versus 1996

During the first quarter, RPS's revenues increased while operating income decreased. Operating income was impacted primarily by sales and market development expenses as well as the cost associated with acquisitions made in 1996 and those made in the current year.

RPS increased its recurring revenues and customer base through five acquisitions in the first quarter. RPS also made further progress in their strategic partnering arrangements in the new home and cable television industries.


Other 1997 Versus 1996

Other businesses' revenue decreased 16.8% due to a lower average receivables portfolio within the consumer finance company, Rollins Acceptance Company
(RAC). The volume of financed purchases was 18.2% less for the quarter
compared to the first   quarter last year.  The unfavorable revenue results
were offset by lower expenses in RAC for an increase in operating income.



FINANCIAL CONDITION

                                 March 31,        December 31,
                                   1997               1996
  (In thousands)
  Cash and Short-Term
  Investments                $       14,289     $       12,150
  Marketable Securities              80,101             84,785
                             $       94,390     $       96,935

  Working Capital            $      115,624     $      126,217
  Current Ratio                         2.3                2.6

  Cash Provided By Operations$       50,808     $       58,067
  (Twelve Months Ended)






                                   7 of 10

Rollins, Inc. maintains a strong financial position. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds for capital expenditures, cash dividends, growth and expansion plans.

Interest income decreased 6.0% for the three months ended March 31, 1997 due to the decrease in average funds invested in short-term investments and realized losses.

Net trade receivables decreased $0.3 million or 0.4% at March 31, 1997 compared with December 31, 1996. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $18.9 million and $19.0 million at March 31, 1997 and December 31, 1996, respectively.

In the first quarter, the Company invested $4.3 million in capital expenditures and acquisitions. Also, $5.2 million was paid out in cash dividends and approximately 0.5 million shares of the Company's common stock were purchased and retired during the first quarter. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.
























                               8 of 10

                     ROLLINS, INC. AND SUBSIDIARIES
                       PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None

ITEM 2.CHANGES IN SECURITIES

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       The Annual Stockholder's Meeting was held on April 22, 1997. The stockholders elected John W. Rollins and Gary W. Rollins as Class II Directors for the three year term expiring in 2000.


ITEM 5.OTHER INFORMATION

       None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

           (1)(i) The Company's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(a) as filed with its Form 10-K for the year ended December 31,1992.


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



Date:  May 14, 1997


Rollins, Inc.
(Registrant)



_________________________
Gary W. Rollins
President and Chief
Operating Officer
(Member of the Board of
Directors)



_________________________
Gene L. Smith
Chief Financial Officer
Secretary and Treasurer
(Principal Financial and
Accounting Officer)
















                                     10 of 10