Form 10-Q
period 1997-06-30
ROLLINS INC
filed 1997-08-14
CIK 84839

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997.

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

       Yes  [X]  No  [ ]

       At June 30, 1997, there were 33,708,073 shares of Common
       Stock $1 Par Value, outstanding.

                       ROLLINS, INC.  AND SUBSIDIARIES

                                   INDEX


                                                               ^Page No.
Part I Financial Information

       Statements of Financial Position -
          June 30, 1997 and December 31, 1996                  1

       Statements of Income and Earnings Retained
          - Three months and six months ended June 30, 1997
            and June 30, 1996                                  2

       Statements of Cash Flows
          - Six months ended June 30, 1997 and 1996            3

       Notes to Financial Statements                           4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations           5-8


Part IIOther Information                                       9

                       ROLLINS, INC. AND SUBSIDIARIES
                        PART 1. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                      STATEMENTS OF FINANCIAL  POSITION
                      (In thousands except share data)
                                (Unaudited)
                                                     June 30,     December 31,
                                                       1997          1996
       ASSETS
       Cash and Short-Term Investments            $      6,987  $     12,150
       Marketable Securities                            70,108        84,785
       Trade Receivables, Net                           82,500        78,856
       Materials and Supplies                           19,504        15,006
       Deferred Income Taxes                             4,813         4,379
       Other Current Assets                              9,992        10,560

           Current Assets                              193,904       205,736

       Equipment and Property, Net                      42,242        41,042
       Intangible Assets                                41,883        41,931
       Other Assets                                     23,981        20,074

           Total Assets                           $    302,010  $    308,783

       LIABILITIES
       Capital Lease Obligations                  $      2,998  $      2,735
       Accounts Payable                                 18,881        15,897
       Accrued Insurance Expenses                       14,149        15,053
       Accrued Payroll                                  15,536        12,957
       Unearned Revenue                                 16,617        15,614
       Other Expenses                                   19,165        17,263

           Current Liabilities                          87,346        79,519

       Capital Lease Obligations                        10,636        12,163
       Long-Term Accrued Liabilities                    25,197        20,591
       Deferred Income Taxes                             4,558         6,220

           Total Liabilities                           127,737       118,493

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share;
         authorized 99,500,000 shares; 33,708,073
         shares issued in 1997; 34,594,481
         shares issued in 1996                          33,708        34,594
       Earnings Retained                               140,565       155,696

           Total Stockholders' Equity                  174,273       190,290

           Total Liabilities
           and Stockholders' Equity               $    302,010  $    308,783

       The accompanying notes are an integral part of these statements.

                                      1 of 10

                        ROLLINS, INC. AND SUBSIDIARIES
                   STATEMENTS OF INCOME AND EARNINGS RETAINED
                      (In thousands except share data)
                                 (Unaudited)
                                                    Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                                       1997          1996         1997        1996
REVENUES
       Customer Services                          $    177,781  $    177,847  $   328,175 $   320,349

COSTS AND EXPENSES
       Cost of Services Provided                       102,077        94,226      187,949     173,600
       Depreciation and Amortization                     2,408         1,949        4,719       3,770
       Sales, General and Administrative Expenses       64,277        62,448      119,408     114,747
       Interest Income                                  (1,172)       (1,487)      (2,389)     (2,781)

                                                       167,590       157,136      309,687     289,336

INCOME BEFORE INCOME TAXES                              10,191        20,711       18,488      31,013


PROVISION (CREDIT) FOR INCOME TAXES
       Current                                           5,525         8,176        9,673      13,359
       Deferred                                         (1,653)         (306)      (2,648)     (1,574)

                                                         3,872         7,870        7,025      11,785

NET INCOME                                               6,319        12,841       11,463      19,228

EARNINGS RETAINED
       Balance at Beginning of Period                  146,734       225,082      155,696     224,009
       Cash Dividends                                   (5,059)       (5,183)     (10,252)    (10,385)
       Common Stock Purchased and Retired               (7,741)       (8,762)     (16,573)     (8,762)
       Other                                               312          (256)         231        (368)

BALANCE AT END OF PERIOD                          $    140,565  $    223,722  $   140,565 $   223,722

EARNINGS PER SHARE                                $       0.19  $       0.36  $      0.34 $      0.54

WEIGHTED AVERAGE
       SHARES OUTSTANDING                           33,807,036    35,691,862   34,135,825  35,782,506

       The accompanying notes are an integral part of these statements.










                                                       2 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)
                                                  Six Months Ended
                                                  June 30,
                                                       1997          1996
OPERATING ACTIVITIES
       Net Income                                 $     11,463  $     19,228
       Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization                4,719         3,770
            Deferred Income Taxes                       (2,648)       (1,574)
            Other, Net                                   1,771         2,715
       (Increase) Decrease in Assets:
            Trade Receivables                           (3,401)       (2,204)
            Materials and Supplies                      (4,469)       (3,796)
            Other Current Assets                           564         8,863
            Other Non-Current Assets                    (3,508)          104
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses        6,267        11,062
            Unearned Revenue                               959         1,656
            Long-Term Accrued Liabilities                4,606         5,360
            Non-Current Deferred Income Taxes                0         1,109

       Net Cash Provided by Operating Activities        16,323        46,293

INVESTING ACTIVITIES
       Capital Expenditures                             (5,764)       (6,287)
       Net Cash Used for Acquisition of Companies       (1,691)       (5,498)
       Net Sale (Purchase) of Marketable Securities     14,783       (17,916)

       Net Cash (Used in) Provided by Investing
       Activities                                        7,328       (29,701)

FINANCING ACTIVITIES
       Dividends Paid                                  (10,252)      (10,385)
       Common Stock Purchased and Retired              (17,495)       (9,164)
       Payments on Capital Lease                        (1,264)         (547)
       Other                                               197           153

       Net Cash Used in Financing Activities           (28,814)      (19,943)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                    (5,163)       (3,351)
       Cash and Short-Term Investments
          at Beginning of Period                        12,150        33,623
       Cash and Short-Term Investments
          at End of Period                        $      6,987  $     30,272

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

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.


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








                              4 of 10

                       ROLLINS, INC.  AND SUBSIDIARIES
                  PART I.  ITEM 2.   FINANCIAL INFORMATION
         MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                 FOR THE SECOND QUARTER ENDED JUNE 30, 1997


RESULTS OF OPERATIONS

                            SELECTED INDUSTRY SEGMENT DATA
                              Three Months Ended                  Six Months Ended
                                  June 30,                         June 30,
                                    1997               1996          1997         1996
(In thousands)
       REVENUES

       Orkin                $         160,117     $    159,256  $    292,411  $   283,689
       Rollins Protective              15,250           15,982        31,072       31,312
       Other                            2,414            2,609         4,692        5,348
                            $         177,781     $    177,847  $    328,175  $   320,349

       OPERATING INCOME

       Orkin                $          10,937     $     20,678  $     19,216  $    31,975
       Rollins Protective                 612            1,428         1,473        2,713
       Other                              (56)            (433)          (75)        (500)
                            $          11,493     $     21,673  $     20,614  $    34,188













                                                  5 of 10

General Operating Comments

The second quarter financial results were disappointing. However, the investments made in the Company's core businesses along with the expansion of tested marketing and service programs will favorably affect the Company's future growth and profitability.

Revenues for the second quarter ended June 30, 1997 of $177.8 million were approximately flat when compared to the same period last year. Operating income of $11.5 million decreased 47.0% for the quarter, while net income decreased 50.8% to $6.3 million. Earnings per share were 19 cents versus 36 cents for the second quarter 1996. Year-to-date, net income decreased 40.4% to $11.5 million and earnings per share were 34 cents versus 54 cents last year.

For the quarter, Orkin's operating income decreased 47.1% to $10.9 million on a 0.5% revenue increase to $160.1 million. Operating margins were 6.8%, compared to 13.0% in the prior year. Rollins Protective Services' (RPS) operating income decreased 57.1% to $0.6 million on a revenue decrease of $0.7 million or 4.6% to $15.2 million. RPS' operating margins were 4.0% compared to 8.9% last year.

For the six months ended June 30, 1997, Orkin's revenue increased 3.1% with operating income declining 39.9%. Operating margins were 6.6%, compared to 11.3% for the same period last year. RPS revenue decreased 0.8% while operating income decreased 45.7%. Operating margins declined from 8.7% to 4.7%. Detail segment information follows.

Orkin 1997 Versus 1996
For the quarter, Orkin had increases in pest control revenue and termite renewal revenue. However, these gains were offset by a decrease in termite sales revenue which can be attributed to a cold, wet spring and changes in sales policies. Operating income for the quarter was negatively impacted by the shortfall in termite sales, increased insurance costs, and termite claims.





                              6 of 10

Rollins Protective Services (RPS) 1997 Versus 1996

RPS' revenue decline for the quarter was due primarily to a strategic diversification to more competitive mid-market products. Earnings were negatively impacted by the shortfall in revenues and increased sales and
marketing expenses.   However, double-digit growth  was experienced in unit
sales as well as service and monitoring revenue. The strategies RPS continues to implement along with account acquisitions in existing markets will improve its long-term revenues and profits.




Other 1997 Versus 1996

Other businesses revenue decreased 7.5% for the quarter and 12.3% for the six month period primarily as a result of an 8.8% and 11.6% reduction in the average interest-earning receivables for the quarter and six month period, respectively, within the consumer finance company, Rollins Acceptance Company (RAC). The unfavorable revenue results were offset by lower expenses in RAC for an improvement in operating income of 87.1% and 85.0% for the quarter and six month period, respectively.






FINANCIAL CONDITION

                                  June 30,          December 31,
                                    1997               1996
  (In thousands)
  Cash and
  Short-Term Investments    $           6,987     $     12,150
  Marketable Securities                70,108           84,785
                            $          77,095     $     96,935

  Working Capital           $         106,558     $    126,217
  Current Ratio                           2.2              2.6

  Cash Provided By
  Operations                $          28,097     $     58,067
  (Twelve Months Ended)

                              7 of 10

Rollins, Inc.'s financial position remained solid. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds. Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, cash dividends, and future expansion.

Interest income decreased 14.1% for the six months ended June 30, 1997, due to the decrease in average funds invested in short-term investments and marketable securities and realized losses.

Net trade receivables increased $3.6 million or 4.6% at June 30, 1997 compared with December 31, 1996. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $18.6 million and $19.0 million at June 30, 1997 and December 31, 1996, respectively.

During the six month period, the Company invested $7.5 million in capital expenditures and acquisitions. Also, $10.3 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

During the quarter, the Company repurchased 433,300 shares of its common stock, confirming management's and the Board of Directors' confidence in the Company's future. The Company has repurchased a total of 922,600 shares in 1997. Furthermore, the Board of Directors authorized the purchase by the Company of up to an additional 2,000,000 shares of its common stock. The purchases will be made from time to time using funds already on hand.


















                              8 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                         PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None

ITEM 2.CHANGES IN SECURITIES

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       The Annual Stockholders' Meeting was held on April 22, 1997. The results of that meeting were disclosed in the Company's Form 10-Q for the first quarter 1997.

ITEM 5.OTHER INFORMATION

       In July 1997, the Plantscaping and Lawn Care divisions of Orkin Exterminating Company, Inc., a wholly-owned subsidiary, were sold to Tru-Green L.P. The sale of these divisions represents the Company's strategic decision to focus its resources on its core businesses.

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

           (2)     Exhibit 27 - Financial Data Schedule

       (b)     Reports on Form 8-K

                   None


                              9 of 10

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Date:  August 14, 1997


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