Form 10-Q
period 1997-09-30
ROLLINS INC
filed 1997-11-12
CIK 84839

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

  (Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997.

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

       Yes [X]    No [  ]

       At September 30, 1997, there were 33,711,831 shares of Common Stock $1 Par Value, outstanding.

                       ROLLINS, INC.  AND SUBSIDIARIES

                                    INDEX


                                                                 ^Page No.
Part I Financial Information

       Statements of Financial Position -
          September 30, 1997 and December 31, 1996               1

       Statements of Operations and Earnings Retained
          - Three months and nine months ended September 30,
            1997 and 1996                                        2

       Statements of Cash Flows
          - Nine months ended September 30, 1997 and 1996        3

       Notes to Financial Statements                             4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations             5-7


Part IIOther Information                                         8

                        ROLLINS, INC. AND SUBSIDIARIES
                        PART 1. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                        STATEMENTS OF FINANCIAL  POSITION
                        (In thousands except share data)
                                   (Unaudited)
                                                    September 30,    December 31,
                                                        1997            1996
       ASSETS
       Cash and Short-Term Investments            $       12,981   $     12,150
       Marketable Securities                              85,863         84,785
       Trade Receivables, Net                             75,826         78,856
       Materials and Supplies                             15,488         15,006
       Deferred Income Taxes                               8,143          4,379
       Other Current Assets                               13,135         10,560

           Current Assets                                211,436        205,736

       Equipment and Property, Net                        37,984         41,042
       Intangible Assets                                  40,346         41,931
       Other Assets                                       15,299         20,074

           Total Assets                           $      305,065   $    308,783

       LIABILITIES
       Capital Lease Obligations                  $        3,044   $      2,735
       Accounts Payable                                   23,025         15,897
       Accrued Insurance Expenses                         16,520         15,053
       Accrued Payroll                                    14,590         12,957
       Unearned Revenue                                   15,219         15,614
       Other Expenses                                     21,955         17,263

           Current Liabilities                            94,353         79,519

       Capital Lease Obligations                           9,857         12,163
       Long-Term Accrued Liabilities                      29,729         20,591
       Deferred Income Taxes                               4,119          6,220

           Total Liabilities                             138,058        118,493

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
       Common Stock, par value $1 per share;
           authorized 99,500,000 shares; 33,711,831
           shares issued in 1997; 34,594,481 shares
           issued in 1996                                 33,712         34,594

       Earnings Retained                                 133,295        155,696

           Total Stockholders' Equity                    167,007        190,290

           Total Liabilities and Stockholders'
           Equity                                 $      305,065   $    308,783

       The accompanying notes are an integral part of these statements.

                                       1 of 9

                          ROLLINS, INC. AND SUBSIDIARIES
                    STATEMENTS OF OPERATIONS AND EARNINGS RETAINED
                         (In thousands except share data)
                                   (Unaudited)
                                                    Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
                                                        1997            1996         1997         1996
REVENUES
       Customer Services                          $      142,427   $    146,489 $    439,530 $    435,526

COSTS AND EXPENSES
       Cost of Services Provided                          90,566         86,269      263,026      244,281
       Depreciation and Amortization                       2,292          2,110        6,510        5,542
       Special Charge                                        300            ---          300          ---
       Sales, General and Administrative Expenses         55,025         54,705      160,824      156,780
       Interest Income                                    (1,509)        (1,516)      (3,898)      (4,297)

                                                         146,674        141,568      426,762      402,306

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                            (4,247)         4,921       12,768       33,220

PROVISION (CREDIT) FOR INCOME TAXES
       Current                                              (287)         1,799        8,827       13,571
       Deferred                                           (1,327)            71       (3,975)        (947)

                                                          (1,614)         1,870        4,852       12,624

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                (2,633)         3,051        7,916       20,596

DISCONTINUED OPERATIONS
   Operating income, less income tax expense of
     $185, $158, $744, and $1,188, respectively              299            255        1,213        1,938

NET INCOME (LOSS)                                 $       (2,334)  $      3,306 $      9,129 $     22,534

EARNINGS RETAINED
       Balance at Beginning of Period             $      140,565        223,722      155,696      224,009
       Cash Dividends                                     (5,055)        (5,143)     (15,307)     (15,528)
       Common Stock Purchased and Retired                      0              0      (16,573)      (8,762)
       Common Stock in Treasury Retired                        0        (45,371)           0      (45,371)
       Other                                                 119            385          350           17

BALANCE AT END OF PERIOD                          $      133,295   $    176,899 $    133,295 $    176,899

EARNINGS (LOSS) PER SHARE
    Earnings (Loss) from continuing
    operations                                    $        (0.08)  $       0.08 $       0.23 $       0.58
    Discontinued operations                                 0.01           0.01         0.04         0.05

NET EARNINGS (LOSS) PER SHARE                     $        (0.07)  $       0.09 $       0.27 $       0.63

WEIGHTED AVERAGE
       SHARES OUTSTANDING                             34,081,978     35,481,076   34,117,810   35,681,298

       The accompanying notes are an integral part of these statements.





                                                          2 of 9


                              ROLLINS, INC. AND SUBSIDIARIES
                                STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)
                                                  Nine Months Ended
                                                  September 30,
                                                        1997            1996
OPERATING ACTIVITIES
       Net Income                                 $        9,129   $     22,534
       Noncash Charges (Credits) to Earnings:
            Depreciation and Amortization                  7,052          6,077
            Deferred Income Taxes                         (7,910)        (1,250)
            Other, Net                                     2,213          3,368
       (Increase) Decrease in Assets:
            Trade Receivables                              3,301          4,199
            Materials and Supplies                          (453)        (2,097)
            Other Current Assets                           1,585          6,512
            Other Non-Current Assets                      10,350           (517)
       Increase (Decrease) in Liabilities:
            Accounts Payable and Accrued Expenses         11,323          5,901
            Unearned Revenue                                (466)         1,415
            Long-Term Accrued Liabilities                  9,138          6,889
            Non-Current Deferred Income Taxes                420          2,565

       Net Cash Provided by Operating Activities          45,682         55,596

INVESTING ACTIVITIES
       Purchases of Equipment and Property                (6,489)        (8,595)
       Net Cash Used for Acquisition of Companies         (2,935)        (6,031)
       Marketable Securities, Net                           (905)       (17,600)

       Net Cash Used in Investing Activities             (10,329)       (32,226)

FINANCING ACTIVITIES
       Dividends Paid                                    (15,307)       (15,528)
       Common Stock Purchased and Retired                (17,495)        (9,164)
       Payments on Capital Lease                          (1,997)          (927)
       Other                                                 277            418

       Net Cash Used in Financing Activities             (34,522)       (25,201)

       Net Increase (Decrease) in Cash
          and Short-Term Investments                         831         (1,831)
       Cash and Short-Term Investments
          at Beginning of Period                          12,150         33,623
       Cash and Short-Term Investments
          at End of Period                        $       12,981   $     31,792

       The accompanying notes are an integral part of these statements.


                                       3 of 9

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

       In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

NOTE 2.SPECIAL CHARGE

       In July 1997, the Plantscaping and Lawn Care divisions of Orkin Exterminating Company, Inc., a wholly-owned subsidiary, were sold to
       Tru-Green L.P.    The gain on the sale was $15,300,000 ($9,486,000
       after tax or $0.28 per share). Also, during the quarter, a special charge of $15,600,000 was recorded ($9,672,000 after tax benefit or $0.28 per share) for expenditures related to the company-wide computer systems modification to address the year 2000 programming issue. The net impact of the gain and the special charge have been reflected on the income statement in the line item entitled Special Charge.

NOTE 3.DISCONTINUED OPERATIONS

       Subsequent to the end of the quarter, the alarm assets of Rollins Protective Services, formerly the electronic security segment, were sold to Ameritech Monitoring Services, and accordingly, the results of its operations have been reported separately as discontinued operations. (Also see Item 6(b) on page 8).




                                       4 of 9

NOTE 4.PROVISION FOR INCOME TAXES

       The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.


NOTE 5.EARNINGS PER SHARE

       Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective periods.






























                              5 of 9

                        ROLLINS, INC.  AND SUBSIDIARIES
                        PART I.  ITEM 2.   FINANCIAL INFORMATION
                        MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS

Subsequent to the end of the quarter, the alarm assets of Rollins Protective Services, formerly the electronic security segment, were sold to Ameritech Monitoring Services and accordingly, the results of its operations were reported separately as discontinued operations. Revenues from continuing operations for the third quarter ended September 30, 1997 were $142.4 million as compared to $146.5 million for the same period last year. Net income
(loss) from continuing operations was $(2.6) million as compared to $3.1 million for the third quarter 1996. Earnings (loss) per share from continuing operations were (8) cents versus 8 cents last year. Year-to-date, net income from continuing operations decreased 61.6% to $7.9 million for an earnings per share of 23 cents compared to 58 cents for the same period last year. Revenues and operating income from discontinued operations were $15.7 million and $.5 million for the quarter, and $46.8 million and $2.0 million for the nine months ended, respectively.

For the quarter, Orkin Pest Control, the primary business unit of Rollins, Inc., had increases in pest control revenue and termite annual renewal
revenue.   However, these gains were  offset by a decrease in termite sales revenue which can be attributed to the lagging effect of a disappointing termite season and changes in sales policies in response to rising termite claims. Operating income for the quarter was negatively impacted by the shortfall in termite sales, higher sales and marketing expenses, increased insurance costs and termite claims.

The divestitures of the three non-core businesses; Plantscaping, Lawn Care, and Rollins Protective Services, were part of the Company's strategic direction to focus its resources on Orkin Pest Control. The Company is taking steps to reduce future termite claims through new termite marketing programs, revised customer guarantees and proactive claims management. The Company will continue to execute the investment and growth strategies that will affect its future growth and profitability.










                                                  6 of 9

FINANCIAL CONDITION

                               September 30,        December 31,
                                    1997                1996
  (In thousands)
  Cash and Short-Term
  Investments               $          12,981     $       12,150
  Marketable Securities                85,863             84,785
                            $          98,844     $       96,935

  Working Capital           $         117,083     $      126,217
  Current Ratio                           2.2                2.6

  Cash Provided By
  Operations                $          48,153     $       58,067
  (Twelve Months Ended)

Rollins, Inc.'s financial position remained solid. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds. Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, and cash dividends.

Net trade receivables decreased $3.0 million or 3.8% at September 30, 1997 compared with December 31, 1996. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $16.7 million and $19.0 million at September 30, 1997 and December 31, 1996, respectively.

During the nine month period, the Company invested $11.2 million in capital expenditures and acquisitions. Also, $15.3 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

There were no stock repurchases for the quarter. The Company has repurchased a total of 922,600 shares in 1997. At the October 1997 Board Meeting, the Board of Directors authorized the purchase by the Company of up to an additional 2,000,000 shares of its common stock. The purchases will be made from time to time using funds already on hand.



                                                  7 of 9

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

       (b)     Reports on Form 8-K

                   A Form 8-K Current Report was filed on October 16, 1997. The report,dated October 3, 1997, disclosed the October
                   3, 1997 sale of Rollins, Inc.'s security monitoring assets, which were operated through its Rollins Protective Services division, to Ameritech Monitoring Services,Inc. for approximately $200,000,000 in cash and assumed liabilities. An Asset Purchase Agreement dated as of October 1, 1997 was filed as Exhibit 2.1.

                              8 of 9

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Date:  November 12, 1997


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













                              9 of 9

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1997



Rollins, Inc.
(Registrant)



Gary W. Rollins
Gary W. Rollins
President and Chief
Operating Officer
(Member of the Board of
Directors)



Gene L. Smith
Gene L. Smith
Chief Financial Officer
Secretary and Treasurer
(Principal Financial and
Accounting Officer)













                              9 of 9