Form 10-K
period 1997-12-31
ROLLINS INC
filed 1998-03-25
CIK 84839

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                           COMMISSION FILE NO. 1-4422
                            ------------------------
                                 ROLLINS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             51-0068479
              (State or other                       (I.R.S. Employer
              jurisdiction of                      Identification No.)
              incorporation or
               organization)

               2170 PIEDMONT ROAD, N.E., ATLANTA, GEORGIA 30324
                   (Address of principal executive offices)
                        TELEPHONE NUMBER (404) 888-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                       NAME OF EACH
  ----------------------------------------    EXCHANGE ON WHICH REGISTERED
                                            ---------------------------------
         Common Stock, $1 Par Value            The New York Stock Exchange
                                               The Pacific Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Rollins, Inc. common stock, held by non-affiliates on March 2, 1998 was $363,060,329, based on the closing price on the New York Stock Exchange on such date of $20 11/16 per share.

    Rollins, Inc. had 33,254,095 shares of common stock outstanding as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1997 are incorporated by reference into Part II, Items 5-8, and Part IV, Item 14.

    Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

    In July 1997, the Registrant, Rollins, Inc., completed the sale of the Plantscaping and Lawn Care divisions of its subsidiary, Orkin Exterminating Company, Inc. (Orkin). The gross proceeds related to the sale of Orkin's Plantscaping and Lawn Care divisions were approximately $37 million. The gain on the sale was $15,300,000 ($9,486,000 after tax or $0.28 per share). In October 1997, the Registrant completed the sale of its Rollins Protective Services (RPS) business segment. The gross proceeds related to the sale of RPS were approximately $200 million. The gain on the sale was $161,000,000 ($96,600,000 after tax or $2.84 per share). Although both of these divestitures provided an excellent return to the Company, the most significant benefit provided is the greater focus on the core business operations of Orkin.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    As a result of the divestiture of the RPS business segment as detailed in
Item 1. (a) above, the Registrant no longer has the Rollins Protective industry segment. Therefore, this section is no longer applicable.

(C) NARRATIVE DESCRIPTION OF BUSINESS.

    (1)(i) The Registrant is a national company with headquarters located in Atlanta, Georgia, providing services to both residential and commercial customers. The two primary services provided are termite and pest control.

    Orkin Exterminating Company, Inc., a wholly owned subsidiary (Orkin), founded in 1901, is one of the world's largest termite and pest control companies. It provides customized services to approximately 1.6 million customers through a network of 422 company-owned and franchised branch locations serving customers in the United States, the District of Columbia, the Bahamas, Canada, Mexico, and Puerto Rico. It provides customized pest control services to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin's continuous regular service provides protection against household pests, rodents and termites.

    (ii) The Registrant has made no announcement of, nor did any information become public about, a new line of business or product requiring the investment of a material amount of the Registrant's total assets.

    (iii) Sources and availability of raw materials present no particular problem to the Registrant, since its businesses are primarily in service-related industries.

    (iv) Other than the Orkin-Registered Trademark- trademark, which is material to the company, governmental licenses, patents, trademarks and franchises are of minor importance to the Registrant's service operations. Local licenses and permits are required in order for the Registrant to conduct its termite and pest control services in certain localities. In view of the widespread operations of the Registrant's service operations, the failure of a few local governments to license a facility would not have a material adverse effect on the results of operations of the Registrant.

    (v) The business of the Registrant is affected by the seasonal nature of the Registrant's termite and pest control services. The metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Registrant's termite and pest control operations during such period.

    (vi) Inapplicable.

    (vii) The Registrant and its subsidiaries do not have a material part of their business that is dependent upon a single customer or a few customers, the loss of which would have a material effect on the business of the Registrant.

    (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1997 and 1996 calendar years was approximately $12,457,000 and $12,727,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control where services are usually provided within twelve months of receipt. (Backlog orders for 1996 have been restated to exclude backlog of the Registrant's RPS business segment and Orkin's Plantscaping and Lawn Care divisions which were divested in 1997).

    (ix) Inapplicable.

    (x) The Registrant believes that Orkin competes favorably with competitors as one of the world's largest termite and pest control companies.

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

    (xii) Other than the impact on the Registrant of the 1997 Provision for Termite Contracts which was established to address the abnormal occurrence of termite claims, and the related cost to more frequently reapply materials, the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries are not materially affected by compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1997 was 8,934.

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

                                                                                                     DATE FIRST ELECTED
                                                                                                             TO
NAME                                            AGE                OFFICE WITH REGISTRANT              PRESENT OFFICE
------------------------------------------      ---      ------------------------------------------  -------------------

R. Randall Rollins (1)....................          66   Chairman of the Board and Chief Executive        10/22/91
                                                         Officer

Gary W. Rollins (1).......................          53   President and Chief Operating Officer             1/24/84

Gene L. Smith (2).........................          52   Chief Financial Officer,                          1/22/91
                                                         Secretary, and Treasurer                          1/26/93

------------------------

(1) R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gene L. Smith served as the Registrant's Vice President of Finance for the period 12/30/85 to 1/21/91.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information containing dividends and stock prices on page 8 and the principal markets on which common shares are traded on page 21 of the 1997 Annual Report to Stockholders are incorporated herein by reference. The number of stockholders of record on December 31, 1997 was 3,139.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected Financial Data on page 1 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 9 through 11 of the 1997 Annual Report to Stockholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements and supplementary data of the Registrant and its consolidated subsidiaries, included in the 1997 Annual Report to Stockholders, are incorporated herein by reference.

    Financial Statements:

       Statements of Income for each of the three years in the period ended December 31, 1997, page 13.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1997, page 13.

       Statements of Financial Position as of December 31, 1997 and 1996, page
       12.

       Statements of Cash Flows for each of the three years in the period ended December 31, 1997, page 14.

       Notes to Financial Statements, pages 15 through 19.

       Report of Independent Auditors, page 20.

    Supplementary Data:

       Quarterly Information, page 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to Item 10, applicable to the Directors of the Registrant, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Capital Stock" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The following are filed as part of this report:

    (a) 1. Financial Statements

    The following financial statements are incorporated herein by reference to portions of the 1997 Annual Report to Stockholders included with this Form 10-K:

       Statements of Income for each of the three years in the period ended December 31, 1997, page 13.

       Statements of Earnings Retained for each of the three years in the period ended December 31, 1997, page 13.

       Statements of Financial Position as of December 31, 1997 and 1996, page
       12.

       Statement of Cash Flows for each of the three years in the period ended December 31, 1997, page 14.

       Notes to Financial Statements, pages 15 through 19.

       Report of Independent Auditors, page 20.

    (a) 2. Financial Statement Schedule

II VALUATION AND QUALIFYING ACCOUNTS

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.

    (a) 3. Exhibits

(3)(i)     The Certificate of Incorporation of Rollins, Inc.

  (ii)     By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit
             3(b) as filed with its Form 10-K for the year ended December 31, 1993.

(10)       Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit 10 as filed with its Form 10-K for the year ended December 31, 1996.

(10)(a)    Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 18, 1994 Proxy Statement for the
             Annual Meeting of Stockholders held on April 26, 1994.

(10)(b)    Asset Purchase Agreement, dated as of October 1, 1997, by and among
             Rollins, Ameritech Monitoring Services, Inc. and Ameritech Corporation is
             incorporated herein by reference to Exhibit 2.1 as filed with its Form
             8-K Current Report filed October 16, 1997.

(13)       Portions of the Annual Report to Stockholders for the year ended December
             31, 1997 which are specifically incorporated herein by reference.

(21)       Subsidiaries of Registrant.

(23)       Consent of Independent Public Accountants.

(24)       Powers of Attorney for Directors.

(27)       Financial Data Schedule.

    (b) A form 8-K Current Report was filed on October 16, 1997. The report, dated October 3, 1997, disclosed the October 3, 1997 sale of Rollins, Inc.'s security monitoring assets, which were operated through its Rollins Protective Services division, to Ameritech Monitoring Services, Inc. for approximately $200,000,000 in cash and assumed liabilities. An asset purchase agreement dated as of October 1, 1997 was filed as Exhibit 2.1.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROLLINS, INC.

                                By:            /s/ R. RANDALL ROLLINS
                                     -----------------------------------------
                                                 R. Randall Rollins
                                         CHAIRMAN OF THE BOARD OF DIRECTORS
                                           (PRINCIPAL EXECUTIVE OFFICER)
                                                   March 25, 1998

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    /S/ R. RANDALL ROLLINS          /S/ GENE L. SMITH
------------------------------------------------------------
      R. Randall Rollins              Gene L. Smith
   CHAIRMAN OF THE BOARD OF      CHIEF FINANCIAL OFFICER,
          DIRECTORS              SECRETARY, AND TREASURER
(PRINCIPAL EXECUTIVE OFFICER)    (PRINCIPAL FINANCIAL AND
        March 25, 1998             ACCOUNTING OFFICER)
                                      March 25, 1998

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

       Wilton Looney, Director
       John W. Rollins, Director
       Henry B. Tippie, Director
       James B. Williams, Director
       Bill J. Dismuke, Director

     /S/ GARY W. ROLLINS
------------------------------
     Gary W. Rollins, AS
       ATTORNEY-IN-FACT
  & DIRECTOR, PRESIDENT AND
   CHIEF OPERATING OFFICER
        March 25, 1998

                         ROLLINS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

    The Registrant's 1997 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 12 through 20 the consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 and the report of Arthur Andersen LLP on the financial statements for the years then ended. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements include the following:

    Statements of Income for each of the three years in the period ended December 31, 1997.

    Statements of Earnings Retained for each of the three years in the period ended December 31, 1997.

    Statements of Financial Position as of December 31, 1997 and 1996.

    Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

    Notes to Financial Statements.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE, PAGE 9.

SCHEDULE

SCHEDULE
 NUMBER
--------
   II   Valuation and Qualifying Accounts, Page 10.

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the financial statements or notes thereto.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and the Stockholders of Rollins, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 1998

                         ROLLINS, INC. AND SUBSIDIARIES

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (2)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           (IN THOUSANDS OF DOLLARS)

                                                                      ADDITIONS
                                                               ------------------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                                   BEGINNING    COSTS AND      OTHER      DEDUCTIONS      END OF
DESCRIPTION                                        OF PERIOD    EXPENSES     ACCOUNTS         (1)         PERIOD
------------------------------------------------  -----------  -----------  -----------  -------------  -----------

Year ended December 31, 1997
  Allowance for doubtful accounts...............   $   4,457    $  14,531    $      --     $   9,662     $   9,326
                                                  -----------  -----------  -----------  -------------  -----------

Year ended December 31, 1996
  Allowance for doubtful accounts...............   $   8,879    $   7,264    $      --     $  11,686     $   4,457
                                                  -----------  -----------  -----------  -------------  -----------

Year ended December 31, 1995
  Allowance for doubtful accounts...............   $   5,318    $  21,342    $      --     $  17,781     $   8,879
                                                  -----------  -----------  -----------  -------------  -----------

------------------------

NOTE: (1) Deductions represent the write-off of uncollectible receivables, net of recoveries.

       (2) The above schedule is prepared reflecting the divestitures of the Registrant's RPS business segment and Orkin's Plantscaping and Lawn Care divisions. All prior years have been restated.

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------

     (3)(i)    The Certificate of Incorporation of Rollins, Inc.

       (ii) By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3)(b) as filed with its form 10-K for the year ended December 31, 1993.

       (10) Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit 10 as filed with its Form 10-K for the year ended December 31, 1996.

    (10)(a) Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A to the March
               18, 1994 Proxy Statement for the Annual Meeting of
               Stockholders held on April 26, 1994.

    (10)(b) Asset Purchase Agreement, dated as of October 1, 1997, by and among Rollins, Ameritech Monitoring Services, Inc. and
               Ameritech Corporation is incorporated herein by reference to Exhibit 2.1 as filed with its Form 8-K Current Report filed October 16, 1997.

       (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 which are specifically incorporated herein by reference.

       (21)    Subsidiaries of Registrant.

       (23)    Consent of Independent Public Accountants.

       (24)    Powers of Attorney for Directors.

       (27)    Financial Data Schedule.