Form 10-Q
period 1998-03-31
ROLLINS INC
filed 1998-05-28
CIK 84839

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998.

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

                    Telephone Number -- (404) 888-2000
             (Registrant's telephone number, including area code)
                        ____________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]    No [  ]

         At March 31, 1998, there were 33,220,491 shares of Common Stock $1 Par Value, outstanding.

                    ROLLINS, INC.  AND SUBSIDIARIES

                                 INDEX


                                                      Page No.
Part I   Financial Information

         Statements of Financial Position
            - March 31, 1998 and December 31, 1997        1

         Statements of Income (Loss) and Earnings Retained
            - Three months ended March 31, 1998 and
              1997                                        2

         Statements of Cash Flows
            - Three months ended March 31, 1998 and
              1997                                        3

         Notes to Financial Statements                   4-5

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                      6-8

Part II  Other Information                                9

                      ROLLINS, INC. AND SUBSIDIARIES
                       PART 1. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                     STATEMENTS OF FINANCIAL  POSITION
                     (In thousands except share data)
                                (Unaudited)
                                                      March 31,        Dec 31
                                                        1998            1997
       ASSETS
         Cash and Short-Term Investments          $      111,035   $    125,842
         Marketable Securities                            74,945         75,037
         Trade Receivables, Net                           44,175         49,166
         Materials and Supplies                           16,455         15,010
         Deferred Income Taxes                            27,596         24,826
         Other Current Assets                             11,569         11,737

             Current Assets                              285,775        301,618

         Equipment and Property, Net                      36,121         34,639
         Intangible Assets                                39,533         39,383
         Deferred Income Taxes                            46,836         49,072
         Other Assets                                      7,899          7,968

             Total Assets                         $      416,164   $    432,680

       LIABILITIES
         Capital Lease Obligations                $        3,187   $      3,138
         Accounts Payable                                 19,736         25,420
         Accrued Insurance Expenses                       18,810         21,225
         Accrued Payroll                                  15,586         17,913
         Unearned Revenue                                 15,352         13,831
         Other Expenses                                   59,479         49,191

             Current Liabilities                         132,150        130,718

         Capital Lease Obligations                         8,424          9,239
         Long-Term Accrued Liabilities                   138,340        147,079

             Total Liabilities                           278,914        287,036

         Commitments and Contingencies

       STOCKHOLDERS' EQUITY
         Common Stock, par value $1 per share; authorized
             99,500,000 shares; 33,220,491 shares issued in 1998;
             33,279,281 shares issued in 1997             33,220         33,279
         Earnings Retained                               104,030        112,365

             Total Stockholders' Equity                  137,250        145,644

             Total Liabilities and Stockholders'
                Equity                            $      416,164   $    432,680

         The accompanying notes are an integral part of these statements.

                                      1 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                STATEMENTS OF INCOME (LOSS) AND EARNINGS RETAINED
                       (In thousands except share data)
                                  (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                        1998            1997
REVENUES
         Customer Services                        $      122,965   $    126,951

COSTS AND EXPENSES
         Cost of Services Provided                        76,909         72,317
         Depreciation and Amortization                     2,092          1,909
         Sales, General and Administrative                49,431         45,724
         Interest Income                                  (2,622)        (1,217)

                                                         125,810        118,733

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                            (2,845)         8,218

PROVISION (CREDIT) FOR INCOME TAXES
         Current                                          (3,311)         4,118
         Deferred                                          2,230           (995)

                                                          (1,081)         3,123

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                (1,764)         5,095

DISCONTINUED OPERATIONS
   Operating Income, Less Income Tax Expense of $30          -               49

NET INCOME (LOSS)                                 $       (1,764)  $      5,144

EARNINGS RETAINED
         Balance at Beginning of Period           $      112,365   $    155,696
         Cash Dividends                                   (4,988)        (5,193)
         Common Stock Purchased and Retired               (1,596)        (8,832)
         Other                                                13            (81)

BALANCE AT END OF PERIOD                          $      104,030   $    146,734

EARNINGS (LOSS) PER SHARE
    Continuing Operations                         $        (0.05)  $       0.15
    Discontinued Operations                                  -               -

EARNINGS (LOSS) PER SHARE - BASIC AND
DILUTED                                           $        (0.05)  $       0.15

WEIGHTED SHARES OUTSTANDING - BASIC                   33,269,785     34,468,268

WEIGHTED SHARES OUTSTANDING  - DILUTED                33,284,705     34,474,989

         The accompanying notes are an integral part of these statements.

                                      2 of 10

                        ROLLINS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                        1998            1997
OPERATING ACTIVITIES
         Net Income (Loss)                        $       (1,764)  $      5,144
         Adjustments to Reconcile Net Income (Loss) to
            Net Cash Provided by (Used in) Operating Activities:
              Depreciation and Amortization                2,092          1,909
              Provision (Credit) for Deferred Income       2,230           (995)
              Discontinued Operations, Net of Taxes          -              (49)
              Other, Net                                     106            651
         (Increase) Decrease in Assets:
              Trade Receivables                            5,014            370
              Materials and Supplies                      (1,437)        (2,010)
              Other Current Assets                        (2,826)           418
              Other Non-Current Assets                       192         (1,360)
         Increase (Decrease) in Liabilities:
              Accounts Payable and Accrued Expenses         (164)         8,624
              Unearned Revenue                             1,521           (679)
              Long-Term Accrued Liabilities               (8,739)         2,786

         Net Cash Provided by (Used in) Operating
         Activities                                       (3,775)        14,809

INVESTING ACTIVITIES
         Purchases of Equipment and Property              (3,516)        (2,436)
         Net Cash Used for Acquisition of Companies         (210)        (1,056)
         Marketable Securities, Net                           85          4,435

         Net Cash Provided by (Used in) Investing
         Activities                                       (3,641)           943

FINANCING ACTIVITIES
         Dividends Paid                                   (4,988)        (5,193)
         Common Stock Purchased and Retired               (1,678)        (9,321)
         Payments on Capital Lease                          (766)          (394)
         Other                                                41            116

         Net Cash Used in Financing Activities            (7,391)       (14,792)

         Net Cash Provided by (Used in)
            Discontinued Operations                          -            1,179

         Net Increase (Decrease) in Cash
            and Short-Term Investments                   (14,807)         2,139
         Cash and Short-Term Investments
            at Beginning of Period                       125,842         12,150
         Cash and Short-Term Investments
            at End of Period                      $      111,035   $     14,289

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

         These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

         Prior year amounts have been restated to reflect the 1997 divestitures of the Company's Rollins Protective Services division and its Lawn Care and Plantscaping businesses.

         In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2.  PROVISION FOR INCOME TAXES

         The book provision for income taxes includes the liability for state income taxes, net of the federal income tax benefit. The deferred provision for income taxes arises from the changes during the year in the company's net deferred tax asset or liability.

NOTE 3.  EARNINGS PER SHARE

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share
         (EPS) are as follows (in thousands):

                                         Three Months Ended
                                       1998                1997
         Basic EPS                     33,270             34,468
         Effect of dilutive
         stock options                     15                  7
         Diluted EPS                   33,285             34,475

         No adjustments to net income available to common stockholders were required during the periods presented.

                               4 of 10

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

         For the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the presentation and disclosure of other comprehensive income. The adoption of SFAS 130 did not have a material impact on the Company's financial condition or results of operations and, as a result, the impact is not reflected in the attached Statements of Income (Loss) and Earnings Retained or Statements of Financial Position.

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106, " will be adopted effective with the year-end financial statements dated December 31, 1998.


































                               5 of 10

PAGE>
                      ROLLINS, INC.  AND SUBSIDIARIES
                  PART I.  ITEM 2.   FINANCIAL INFORMATION
                  MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE FIRST QUARTER ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

The divestitures of the Orkin Lawn Care and Plantscaping divisions in July 1997 marked the Company's return to a single operational focus. Accordingly, the results of operations are presented on a continuing operations basis.

Revenues for the first quarter ended March 31, 1998 decreased 3.1% to $123.0 million. Net income (loss) was $(1.8) million as compared to $5.1 million in 1997. Basic and diluted earnings (loss) per share was (5) cents (loss) compared to 15 cents last year.

Increases in pest control revenue were more than offset by decreased termite revenue resulting from more restrictive termite control sales policies in response to certain building materials and construction practices. Operating income was adversely impacted, primarily by increased payroll expenses, due to the national implementation of key termite and pest control sales and customer service programs. Customer retention improved in both service categories.

The Company is encouraged by its pest control revenue results along with the proactive measures that have been initiated in its termite business. The Company believes they are ahead of the competition with termite service programs and look forward to the time when both of their services could make favorable contributions.

Revenues and income from discontinued operations after income taxes for the first quarter ended March 31, 1997 were $23.4 million and $49,000, respectively.





















                                   6 of 10

FINANCIAL CONDITION

                                  March 31,         December 31,
                                    1998                1997
  (In thousands)
  Cash and Short-Term
   Investments               $        111,035     $      125,842
  Marketable Securities                74,945             75,037
                             $        185,980     $      200,879

  Working Capital            $        153,625     $      170,900
  Current Ratio                           2.2                2.3

Rollins, Inc.'s financial position remained sound. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds. Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, and cash dividends.

Interest income increased 115.4% for the three months ended March 31, 1998 due to the increase in average cash invested in short-term investments as a result of the 1997 divestitures.

Net trade receivables decreased $5.0 million or 10.2% at March 31, 1998 compared with December 31, 1997. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $11.0 million and $13.9 million at March 31, 1998 and December 31, 1997, respectively. The decrease in receivables is primarily the result of decreased financed sales, the increased provision for doubtful accounts, and the effect of revisions to the Company's credit policies.

Over the past several years, the termite treatment segment of the pest control industry has faced great challenges in solving property owners' termite problems. Some of the reasons for the increased difficulty in protecting structures have been changes in building practices and materials that have increased the property owners' potential for termites, the loss of Chlordane from the market in 1987 which resulted in the use of termiticides that may only last for a few years under some conditions, and laws and regulations restricting certain retreatment practices. All of the above factors have subjected termite service providers to experience elevated levels of claims. The Company's response to these industry-wide conditions is to undertake broad changes in its own termite processes. New quality control and field training programs, more thorough communication to customers concerning conducive conditions, and restrictions on the sale of certain structures were initiated during 1997. As a result of the factors described above and new information which became available in 1997, a Provision for Termite Contracts of $117.0 million was recorded at December 31, 1997 related to the anticipated costs of reinspections, repair obligations, and associated labor, chemicals, and other costs incurred relative to termite work performed prior to December 31, 1997. The Company believes this provision is still reasonable at March 31, 1998.



                                   7 of 10

During the three month period, the Company invested $3.7 million in capital expenditures and acquisitions. Also, $5.0 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

During the quarter, the Company repurchased 82,000 shares of its common stock, confirming management's and the Board of Director's confidence in the Company's future.

During the fourth quarter of 1997, Orkin received a letter from the Federal Trade Commission (FTC) advising of their investigation of the pest control industry - more specifically, the termite control practices of the industry. The FTC has requested certain information voluntarily from Orkin and they have been advised of our intention to cooperate fully with their investigation. At this point in time, it is too early to determine the impact, if any, of this investigation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, general economic conditions, changes in industry practices or technologies, climate and weather trends, competitive factors and pricing pressures, uncertainties of litigation and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.


                                   8 of 10

                      ROLLINS, INC. AND SUBSIDIARIES
                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders' Meeting was held on April 28, 1998. The stockholders elected Bill J. Dismuke and Wilton Looney as Class III Directors for the three year term expiring in 2001. The 1998 Employee Stock Incentive Plan was approved by shareholders.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

             (1)(i) The Company's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended
                     December 31, 1997.

               (ii) By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit 3(b) as filed with its Form 10-K for the year ended December 31, 1993.

             (10) Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A to the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

             (27)    Financial Data Schedule

         (b)     Reports on Form 8-K

                   None






                               9 of 10

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Date:  May 14, 1998


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

                                                    Date:  May 14, 1998



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