Form 10-Q
period 1998-06-30
ROLLINS INC
filed 1998-08-13
CIK 84839

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

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

              2170 Piedmont Road, N.E., Atlanta, Georgia 30324
             (Address of principal executive offices)(Zip Code)

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

        Yes [X]    No [  ]

        At June 30, 1998, there were 32,629,551 shares of Common Stock $1 Par Value, outstanding.

                    ROLLINS, INC.  AND SUBSIDIARIES

                                 INDEX


                                                                     Page No.
Part I  Financial Information

        Statements of Financial Position -
           June 30, 1998 and December 31, 1997                          1

        Statements of Income and Earnings Retained
           - Three months and six months ended
             June 30, 1998 and 1997                                     2

        Statements of Cash Flows
           - Six months ended June 30, 1998 and 1997                    3

        Notes to Financial Statements                                   4-5

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   6-8


Part II  Other Information                                              9

                      ROLLINS, INC. AND SUBSIDIARIES
                      PART 1. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                      STATEMENTS OF FINANCIAL  POSITION
                      (In thousands except share data)
                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1998           1997
       ASSETS
        Cash and Short-Term Investments           $       40,756 $      125,842
        Marketable Securities                            124,385         75,037
        Trade Receivables, Net                            47,916         49,166
        Materials and Supplies                            16,252         15,010
        Deferred Income Taxes                             27,347         24,826
        Other Current Assets                              12,296         11,737

            Current Assets                               268,952        301,618

        Equipment and Property, Net                       35,963         34,639
        Intangible Assets                                 39,529         39,383
        Deferred Income Taxes                             44,601         49,072
        Other Assets                                       7,533          7,968

            Total Assets                          $      396,578 $      432,680

       LIABILITIES
        Capital Lease Obligations                 $        3,236 $        3,138
        Accounts Payable                                  17,940         25,420
        Accrued Insurance Expenses                        18,254         21,225
        Accrued Payroll                                   18,988         17,913
        Unearned Revenue                                  16,643         13,831
        Other Expenses                                    59,366         49,191

            Current Liabilities                          134,427        130,718

        Capital Lease Obligations                          7,595          9,239
        Long-Term Accrued Liabilities                    127,198        147,079

            Total Liabilities                            269,220        287,036

        Commitments and Contingencies

       STOCKHOLDERS' EQUITY
        Common Stock, par value $1 per share; authorized
            99,500,000 shares; 32,629,551 shares issued in 1998;
            33,279,281 shares issued in 1997              32,630         33,279
        Earnings Retained                                 94,728        112,365

            Total Stockholders' Equity                   127,358        145,644

            Total Liabilities and
             Stockholders' Equity                 $      396,578 $      432,680

        The accompanying notes are an integral part of these statements.

                                         1 of 10

                         ROLLINS, INC. AND SUBSIDIARIES
                  STATEMENTS OF INCOME AND EARNINGS RETAINED
                        (In thousands except share data)
                                   (Unaudited)
                                                    Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                                        1998           1997           1998           1997
REVENUES
        Customer Services                        $       155,050 $      154,371 $      278,015 $      281,322

COSTS AND EXPENSES
        Cost of Services Provided                         86,723         88,555        163,632        160,872
        Depreciation and Amortization                      2,169          2,015          4,261          3,924
        Sales, General & Administrative Expenses          57,434         54,943        106,865        100,667
        Interest Income                                   (2,425)        (1,172)        (5,047)        (2,389)

                                                         143,901        144,341        269,711        263,074

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                            11,149         10,030          8,304         18,248

PROVISION (CREDIT) FOR INCOME TAXES
        Current                                            2,006          5,464         (1,305)         9,582
        Deferred                                           2,230         (1,653)         4,460         (2,648)

                                                           4,236          3,811          3,155          6,934

INCOME FROM CONTINUING
OPERATIONS                                                 6,913          6,219          5,149         11,314

DISCONTINUED OPERATIONS
   Operating income, less income tax expense
     of $61 and $91, respectively                            -              100            -              149

NET INCOME                                                 6,913          6,319          5,149         11,463

EARNINGS RETAINED
        Balance at Beginning of Period                   104,030        146,734        112,365        155,696
        Cash Dividends                                    (4,969)        (5,059)        (9,957)       (10,252)
        Common Stock Purchased and Retired               (11,280)        (7,741)       (12,876)       (16,573)
        Other                                                 34            312             47            231

BALANCE AT END OF PERIOD                         $        94,728 $      140,565 $       94,728 $      140,565

EARNINGS PER SHARE
    Continuing operations                        $          0.21 $         0.19 $         0.16 $         0.34
    Discontinued operations                                 -              -              -              -

EARNINGS PER SHARE - BASIC AND
DILUTED                                          $          0.21 $         0.19 $         0.16 $         0.34

WEIGHTED SHARES OUTSTANDING - BASIC                   33,078,672     33,807,036     33,173,701     34,135,825

WEIGHTED SHARES OUTSTANDING - DILUTED                 33,109,672     33,815,036     33,197,701     34,143,325

        The accompanying notes are an integral part of these statements.

                                                         2 of 10

                      ROLLINS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                 Six Months Ended
                                                 June 30,
                                                        1998           1997
OPERATING ACTIVITIES
        Net Income                               $         5,149 $       11,463
        Adjustments to Reconcile Net Income to Net
        Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                    4,261          3,924
          Provision (Credit) for Deferred Taxes            4,460         (2,648)
          Discontinued Operations, Net of Taxes                            (149)
          Other, Net                                         646          1,488
        (Increase) Decrease in Assets:
          Trade Receivables                                1,266         (3,424)
          Materials and Supplies                          (1,229)        (4,330)
          Other Current Assets                            (3,553)         1,090
          Other Non-Current Assets                         1,258         (3,508)
        Increase (Decrease) in Liabilities:
          Accounts Payable and Accrued Expenses              665          5,182
          Unearned Revenue                                 2,812            504
          Long-Term Accrued Liabilities                  (19,881)         5,280

        Net Cash Provided by (Used in) Operating
        Activities                                        (4,146)        14,872

INVESTING ACTIVITIES
        Purchases of Equipment and Property               (5,756)        (4,930)
        Net Cash Used for Acquisition of
          Companies                                         (870)        (1,056)
        Marketable Securities, Net                       (49,306)        14,783

        Net Cash Provided by (Used in) Investing
        Activities                                       (55,932)         8,797

FINANCING ACTIVITIES
        Dividends Paid                                    (9,957)       (10,252)
        Common Stock Purchased and Retired               (13,545)       (17,495)
        Payments on Capital Lease                         (1,546)        (1,264)
        Other                                                 40            197

        Net Cash Used in Financing Activities            (25,008)       (28,814)

        Net Cash Provided by (Used in)
          Discontinued Operations                         -                 (18)

        Net Increase (Decrease) in Cash
           and Short-Term Investments                    (85,086)        (5,163)
        Cash and Short-Term Investments
           at Beginning of Period                        125,842         12,150
        Cash and Short-Term Investments
           at End of Period                      $        40,756 $        6,987

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

        In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of of the Registrant as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. Operating results for the quarter ended June 30, 1998 or the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2. PROVISION FOR INCOME TAXES

        The book provision for income taxes includes the liability for state income taxes, net of the federal tax benefit. The deferred provision arises from the changes during the year in the Company's net deferred tax asset or liability.

NOTE 3. EARNINGS PER SHARE

        Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted averge shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                  Second Quarter Ended June 30   Six Months Ended June 30
                                         1998            1997           1998           1997
        Basic EPS                     33,078,672      33,807,036     33,173,701     34,135,825
        Effect of dilutive
        stock options                     31,000           8,000         24,000          7,500
        Diluted EPS                   33,109,672      33,815,036     33,197,701     34,143,325

        No adjustments to net income available to common stockholders were required during the periods presented.


                                         4 of 10

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

Effective January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the presentation and disclosure of other comprehensive income. For the second quarter and six months ended June 30, 1998, comprehensive income is not materially different from net income and, as a result, the impact is not reflected in the attached Statements of Income and Earnings Retained or Statements of Financial Position.

Statement of Financial Accounting Standards No. 132, "Employers'
Disclosures about Pension and Other Postretirement Benefits," will be adopted effective with the year-end financial statements dated December 31, 1998.






























                                       5 of 10

                      ROLLINS, INC.  AND SUBSIDIARIES
                      PART I.  ITEM 2.   FINANCIAL INFORMATION
                      MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 1998


RESULTS OF OPERATIONS

The divestitures of the Orkin Lawn Care and Plantscaping divisions in July, 1997 marked the Company's return to a single operational focus. Accordingly, the results of operations are presented on a continuing operations basis.

Revenues for the second quarter ended June 30, 1998 increased 0.4% to $155.1 million. Net income increased 9.4% to $6.9 million. Basic and diluted earnings per share were 21 cents compared to 19 cents last year, a 10.5% increase.

Year-to-date, revenues decreased 1.2% to $278.0 million with net income decreasing 55.1% to $5.1 million for an earnings per share of 16 cents compared to 34 cents last year.

For the quarter, pest control revenue and customer base increased substantially. The number of pest control contracts sold grew at a double-digit rate over last year. The positive trend in pest control revenue is a direct effect of the success of the Company's new marketing, sales and customer service programs. Termite revenue continues to lag due to more restrictive sales policies. The Company continues to undertake proactive measures in its termite business and believes these measures will contribute to its long-term revenue growth and profitability. Net income improved due to higher revenues and margin improvement.

Revenue and income from discontinued operations after income taxes for the second quarter ended June 30, 1997 were $23.4 million and $100,000, respectively. Year-to-date revenue and income from discontinued operations for 1997 were $46.9 million and $149,000, respectively.













                                                 6 of 10

FINANCIAL CONDITION

                                      June 30,      December 31,
                                        1998            1997
  (In thousands)
  Cash and Short-Term
    Investments                   $       40,756  $      125,842
  Marketable Securities                  124,385          75,037
                                  $      165,141  $      200,879

  Working Capital                 $      134,525  $      170,900
  Current Ratio                              2.0             2.3

Rollins, Inc.'s financial position remained solid. The Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds. Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, cash dividends, and share repurchases.

Interest income increased 111.3% for the six months ended June 30, 1998 as compared to the same period in 1997 due to the increase in average cash invested in short-term investments and marketable securities as a result of the 1997 divestitures.

Net trade receivables decreased $1.3 million or 2.5% at June 30, 1998 compared with December 31, 1997. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $15.4 million and $13.9 million at June 30, 1998 and December 31, 1997, respectively. The decrease in receivables is primarily the result of decreased financed sales in the termite business.

Over the past several years, the termite treatment division of the pest control industry has faced great challenges in solving property owners' termite problems. Some of the reasons for the increased difficulty in protecting structures have been changes in building practices and materials that have increased the property owners' potential for termites, the loss of Chlordane from the market in 1987 which resulted in the use of termiticides that may only last for a few years under some conditions, and laws and regulations restricting certain retreatment practices. All of the above factors have subjected termite service providers to experience elevated levels of claims. The Company's response to the industry-wide conditions is to undertake broad changes in its own termite processes. New quality control and field training programs, more thorough communication to customers concerning conducive conditions, and restrictions on the sale of certain structures were initiated during 1997. As a result of the factors described above and new information which became available in 1997, a Provision for Termite Contracts of $117.0 million was recorded at December 31, 1997 related to the anticipated costs of reinspections, repair obligations, and associated labor, chemicals, and other costs incurred relative to termite work performed prior to December 31, 1997. The Company believes the related accrued liabilities are still reasonable at June 30, 1998.

                                       7 of 10

During the six month period ended June 30, 1998, the Company invested $6.6 million in capital expenditures and acquisitions. Also, $10.0 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

During the quarter ended June 30, 1998, the Company repurchased 587,000 shares of its common stock, confirming management's and the Board of Director's confidence in the Company's future. For the six months ended June 30, 1998, 669,000 shares have been repurchased.

During the fourth quarter of 1997, Orkin received a letter from the Federal Trade Commission (FTC) advising of their investigation of the pest control industry - more specifically, the termite control practices of the industry. The FTC has requested certain information voluntarily from Orkin and they have been advised of our intention to cooperate fully with their investigation. At this point in time, it is too early to determine the impact, if any, of the investigation.

MANAGEMENT CHANGES

In the second quarter of 1998, the Company announced two senior management changes. Harry J. Cynkus, age 48, was appointed as the Company's new Vice President of Finance, Chief Financial Officer and Treasurer. Also, Michael W. Knottek, age 53, Vice President of Corporate Administration, was elected to the office of Vice President and Secretary.

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

ITEM 5. OTHER INFORMATION

        With respect to the Company's annual meeting of stockholders to be held in 1999, all stockholder proposals submitted outside the stockholder proposal rules contained in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, which pertains to the inclusion of shareholder proposals in a Company's proxy materials, must be received by the Company by March 14, 1999, in order to be considered timely. With regard to such stockholder proposals, if the date of the next annual meeting of stockholders is advanced or delayed by more than 30 calendar days from April 28, 1999, the Company shall, in a timely manner, inform its stockholders of the change, and the date by which such proposals must be received. As set forth in the Company's Proxy Statement dated March 24, 1998, shareholders who wish to avail themselves of the provisions of Rule 14a-8 must submit their proposals no later than November 24, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

            (3)(i)  The Company's Certificate of Incorporation is
                       incorporated herein by reference to Exhibit
                       (3)(i) as filed with its Form 10-K for the year year ended December 31, 1997.

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


                                                    Date:  August 13, 1998


                                                    Rollins, Inc.
                                                    (Registrant)



                                                    _________________________
                                                    Gary W. Rollins
                                                    President and Chief
                                                    Operating Officer
                                                    (Member of the Board of
                                                    Directors)



                                                    _________________________
                                                    Harry J. Cynkus
                                                    Chief Financial Officer
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)













                                      10 of 10

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Date:  August 13, 1998



                                                    Rollins, Inc.
                                                    (Registrant)



                                                    Gary W. Rollins
                                                    Gary W. Rollins
                                                    President and Chief
                                                    Operating Officer
                                                    (Member of the Board of
                                                    Directors)



                                                    Harry J. Cynkus
                                                    Harry J. Cynkus
                                                    Chief Financial Officer
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)













                                      10 of 10