Form 10-Q
period 1998-09-30
ROLLINS INC
filed 1998-11-12
CIK 84839

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

 [   ]  Transition report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934.

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

          2170 Piedmont Road, N.E., Atlanta, Georgia 30324
        (Address of principal executive offices) (Zip Code)

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

        Yes [X]    No [  ]

        At September 30, 1998, there were 30,531,581 shares of Common Stock $1 Par Value, outstanding.

                   ROLLINS, INC.  AND SUBSIDIARIES

                                INDEX


                                                                     Page No.
Part I  Financial Information

        Statements of Financial Position -
           September 30, 1998 and December 31, 1997                     1

        Statements of Income and Earnings Retained
           - Three months and nine months ended
             September 30, 1998 and 1997                                2

        Statements of Cash Flows
           - Nine months ended September 30, 1998 and 1997              3

        Notes to Financial Statements                                   4-5

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   6-8


Part II Other Information                                               9

                       ROLLINS, INC. AND SUBSIDIARIES
                       PART 1. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                     STATEMENTS OF FINANCIAL  POSITION
                 (In thousands except share and per share data)
                                                     (Unaudited)
                                                    September 30,  December 31,
                                                        1998           1997
       ASSETS
        Cash and Short-Term Investments           $        5,297 $      125,842
        Marketable Securities                            110,243         75,037
        Trade Receivables, Net                            45,142         49,166
        Materials and Supplies                            14,040         15,010
        Deferred Income Taxes                             22,968         24,826
        Other Current Assets                              10,402         11,737

            Current Assets                               208,092        301,618

        Equipment and Property, Net                       35,974         34,639
        Intangible Assets                                 39,525         39,383
        Deferred Income Taxes                             45,082         49,072
        Other Assets                                       7,435          7,968

            Total Assets                          $      336,108 $      432,680

       LIABILITIES
        Capital Lease Obligations                 $        3,290 $        3,138
        Accounts Payable                                  14,772         25,420
        Accrued Insurance Expenses                        17,506         21,225
        Accrued Payroll                                   19,151         17,913
        Unearned Revenue                                  15,381         13,831
        Other Expenses                                    50,152         49,191

            Current Liabilities                          120,252        130,718

        Capital Lease Obligations                          6,715          9,239
        Long-Term Accrued Liabilities                    127,438        147,079

            Total Liabilities                            254,405        287,036

        Commitments and Contingencies

       STOCKHOLDERS' EQUITY
        Common Stock, par value $1 per share; authorized
            99,500,000 shares; 30,531,581 shares issued in 1998;
            33,279,281 shares issued in 1997              30,532         33,279
        Earnings Retained                                 51,171        112,365

            Total Stockholders' Equity                    81,703        145,644

            Total Liabilities and
              Stockholders' Equity                $      336,108 $      432,680

        The accompanying notes are an integral part of these statements.

                                         1 of 10

                       ROLLINS, INC. AND SUBSIDIARIES
                  STATEMENTS OF INCOME AND EARNINGS RETAINED
                       (In thousands except share data)
                                  (Unaudited)
                                                    Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                        1998           1997           1998           1997

REVENUES
        Customer Services                        $       144,493 $      140,287 $      422,508 $      421,609

COSTS AND EXPENSES
        Cost of Services Provided                         85,627         88,717        249,036        249,589
        Depreciation and Amortization                      2,235          2,274          6,496          6,198
        Sales, General & Administrative Expenses          57,457         69,939        164,545        170,606
        Interest Income                                   (2,246)        (1,509)        (7,293)        (3,898)

                                                         143,073        159,421        412,784        422,495

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                             1,420        (19,134)         9,724           (886)

PROVISION (CREDIT) FOR INCOME TAXES
        Current                                              219         (5,944)        (1,086)         3,638
        Deferred                                             321         (1,327)         4,781         (3,975)

                                                             540         (7,271)         3,695           (337)

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                   880        (11,863)         6,029           (549)

DISCONTINUED OPERATIONS
   Operating income, less income tax expense of
   Gain on Disposal, less income tax expense of
     $5,814                                                    -          9,486              -          9,486

INCOME FROM DISCONTINUED OPERATIONS                            -          9,529              -          9,678

NET INCOME (LOSS)                                            880         (2,334)         6,029          9,129

EARNINGS RETAINED
        Balance at Beginning of Period                    94,728        140,565        112,365        155,696
        Cash Dividends                                    (4,583)        (5,055)       (14,540)       (15,307)
        Common Stock Purchased and Retired               (40,553)             0        (53,429)       (16,573)
        Other                                                699            119            746            350

BALANCE AT END OF PERIOD                         $        51,171 $      133,295 $       51,171 $      133,295

EARNINGS (LOSS) PER SHARE
    Continuing operations                        $          0.03 $        (0.36)$         0.19 $        (0.02)
    Discontinued operations                                                0.29                -         0.29

EARNINGS (LOSS) PER SHARE - BASIC AND
DILUTED                                          $          0.03 $        (0.07)$         0.19 $         0.27

WEIGHTED SHARES OUTSTANDING - BASIC                   31,065,305     34,081,978     32,463,179     34,117,810

WEIGHTED SHARES OUTSTANDING - DILUTED                 31,087,924     34,106,687     32,486,127     34,130,940

        The accompanying notes are an integral part of these statements.

                                                         2 of 10


                       ROLLINS, INC. AND SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                 Nine Months Ended
                                                 September 30,
                                                        1998           1997
OPERATING ACTIVITIES
        Net Income                               $         6,029 $        9,129
        Adjustments to Reconcile Net Income to Net
        Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                    6,496          6,198
          Provision (Credit) for Deferred Taxes            4,781         (7,490)
          Discontinued Operations, Net of Taxes                          (9,678
          Other, Net                                         788          2,082
        (Increase) Decrease in Assets:
          Trade Receivables                                4,040          3,377
          Materials and Supplies                             983           (391)
          Other Current Assets                             1,341          1,360
          Other Non-Current Assets                         1,532         10,350
        Increase (Decrease) in Liabilities:
          Accounts Payable and Accrued Expenses           (8,238)        10,346
          Unearned Revenue                                 1,550           (777)
          Long-Term Accrued Liabilities                  (23,641)        (5,614)

        Net Cash Provided by (Used in) Operating
        Activities                                        (4,339)        18,892

INVESTING ACTIVITIES
        Purchases of Equipment and Property               (8,090)        (5,976)
        Net Cash Used for Acquisition of
          Companies                                         (924)        (1,432)
        Net Proceeds from sale of Discontinued
            Operations, net of taxes paid                    -           24,716
        Marketable Securities, Net                       (34,189)          (905)

        Net Cash Provided by (Used in) Investing
        Activities                                       (43,203)        16,403

FINANCING ACTIVITIES
        Dividends Paid                                   (14,540)       (15,307)
        Common Stock Purchased and Retired               (56,195)       (17,495)
        Payments on Capital Lease                         (2,372)        (1,997)
        Other                                                104            277

        Net Cash Used in Financing Activities            (73,003)       (34,522)

        Net Cash Provided by
          Discontinued Operations                         -                  58

        Net Increase (Decrease) in Cash
           and Short-Term Investments                   (120,545)           831
        Cash and Short-Term Investments
           at Beginning of Period                        125,842         12,150
        Cash and Short-Term Investments
           at End of Period                      $         5,297 $       12,981

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

        In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1998, and December 31, 1997, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. Operating results for the quarter ended September 30, 1998 or the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

NOTE 3. EARNINGS PER SHARE

        Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                  Third Quarter Ended Sep 30     Nine Months Ended Sep 30
        Basic EPS                     31,065,305      34,081,978     32,463,179     34,117,810
        Effect of dilutive
        stock options                     22,619          24,709         22,948         13,130
        Diluted EPS                   31,087,924      34,106,687     32,486,127     34,130,940

        No adjustments to net income available to common stockholders were required during the periods presented.


                                         4 of 10

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

Effective January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for the presentation and disclosure of other comprehensive income. For the third quarter and nine months ended September 30, 1998, comprehensive income is not materially different from net income and, as a result, the impact is not reflected in the attached Statements of Income and Earnings Retained or Statements of Financial Position.

Statement of Financial Accounting Standards No. 132, "Employers'
Disclosures about Pension and Other Postretirement Benefits," will be adopted effective with the year-end financial statements dated
December 31, 1998.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard effective with the year-end financial statements dated December 31, 1999 is not expected to materially impact the results of operations or financial conditions of the Company.























                               5 of 10

                       ROLLINS, INC.  AND SUBSIDIARIES
                   PART I.  ITEM 2.   FINANCIAL INFORMATION
                   MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

The divestitures of the Orkin Lawn Care and Plantscaping divisions in July, 1997 and Rollins Protective Services segment in October, 1997 marked the Company's return to a single operational focus. Accordingly, the results of operations are presented on a continuing operations basis.

Revenues for the third quarter ended September 30, 1998 increased 3.0% to $144.5 million. Net income was $880,000 compared to a loss of $2.3 million in the prior year. Basic and diluted earnings per share were 3 cents compared to a loss of 7 cents last year.

Third quarter 1997 results included the gain on disposal of the Company's Plantscaping and Lawn Care businesses of $15.3 million ($9.5 million afer tax or 28 cents per share). This gain is reported in Income from Discontinued Operations along with the operating results of these businesses and the Company's Rollins Protective Services division which was also divested during 1997.

Year-to-date, revenues increased 0.2% to $422.5 million with net income decreasing 34.0% to $6.0 million for an earnings per share of 19 cents compared to 27 cents last year.

For the quarter, pest control revenue, customer base, and contracts sold continued their positive growth over last year. Operating income for the quarter was favorably impacted by higher pest control revenues and lower termite claims. The Company's pest control growth programs and proactive termite control initiatives are showing positive results.

Revenue and operating income from discontinued operations after income taxes for the third quarter ended September 30, 1997 were $17.9 million and $43,000, respectively. Year-to-date revenue and operating income from discontinued operations after income taxes for the nine months ended September 30, 1997 were $64.7 million and $192,000, respectively.












                                                 6 of 10

FINANCIAL CONDITION

                                    September 30,   December 31,
                                        1998            1997
  (In thousands)
  Cash and Short-Term
    Investments                   $        5,297  $      125,842
  Marketable Securities                  110,243          75,037
                                  $      115,540  $      200,879

  Working Capital                 $       87,840  $      170,900
  Current Ratio                              1.7             2.3

Rollins, Inc.'s financial position remained solid.  The
Company's operations have historically provided a strong positive cash flow which represents the Company's principal source of funds.
Management believes that this liquidity, along with expected cash from operations, will support the Company's continued growth, capital expenditures, cash dividends, and share repurchases. Subsequent to September 30, 1998, regular quarterly dividends were reduced from 15 cents per share to 5 cents per share. The new dividend rate will better balance the relationship between earnings, dividends, and future stock repurchases.

Interest income increased 87.1% for the nine months ended September 30, 1998 as compared to the same period in 1997 due to an increase in short-term investments and marketable securities as a result of the 1997 divestitures and increased realized gains.

Net trade receivables decreased $4.0 million or 8.2% at September 30, 1998 compared with December 31, 1997. Trade receivables include installment receivables which are due subsequent to one year from the balance sheet date. These amounts were approximately $14.2 million and $13.9 million at September 30, 1998 and December 31, 1997, respectively. The decrease in receivables is primarily the result of decreased financed sales in the termite business.

Over the past several years, the termite treatment division of the pest control industry has faced great challenges in solving property owners' termite problems. Some of the reasons for the increased difficulty in protecting structures have been changes in building practices and materials that have increased the property owners' potential for termites, the loss of Chlordane from the market in 1987 which resulted in the use of termiticides that may only last for a few years under some conditions, and laws and regulations restricting certain retreatment practices. All of the above factors have subjected termite service providers to experience elevated levels of claims. The Company's response to these industry-wide conditions is to undertake broad changes in its own termite processes. New quality control and field training programs, more thorough communication to customers concerning conducive conditions, and restrictions on the sale of certain structures were initiated during 1997. As a result of the factors described above and new information which became available in 1997, a Provision for Termite
Contracts of $117.0 million was recorded at December 31, 1997 related to the anticipated costs of reinspections, repair obligations, and associated labor, chemicals, and other costs incurred relative to termite work performed prior to December 31, 1997. The Company believes the related accrued liabilities are still adequate at September 30, 1998.

                                       7 of 10

During the nine month period ended September 30, 1998, the Company invested $9.0 million in capital expenditures and acquisitions. The
Company made one domestic acquisition this quarter and increased its international presence by completing two Canadian acquisitions in Calgary and Vancouver. Also, $14.5 million was paid out in cash dividends. The Company maintains a $40.0 million unused line of credit. This source of funds has not been used, but is available for future acquisitions and growth, if needed.

During the quarter ended September 30, 1998, the Company repurchased and retired 2,097,100 shares of its common stock confirming management's and the Board of Director's confidence in the Company's future. For the nine months ending September 30, 1998, 2,766,100 shares have been repurchased and retired, representing 8.3% of the outstanding shares.
Since November 25, 1995, a total of 5,400,000 shares, or 15% of the outstanding shares, have been acquired in the market place with 1,600,000 shares remaining under the current authorization.

During the fourth quarter of 1997 and the first quarter of 1998, Orkin received letters from the Federal Trade Commission (FTC) advising of their investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry. The FTC has requested certain information voluntarily from Orkin and they have been advised of our intention to cooperate fully with their investigation. At this point in time, it is too early to determine the impact, if any, of the investigation.

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

YEAR 2000 ISSUES

During 1997, the Company recorded expenses of $15.6 million ($9.7 million after tax or 28 cents per share) for expenditures related to the company-wide computer systems modification to address the year 2000 programming issue. As a result of this project, the Company's primary financial systems are now essentially compliant with computer system requirements necessary to address the new millennium.

                                                 8 of 10



                       ROLLINS, INC. AND SUBSIDIARIES
                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        With respect to the Company's annual meeting of stockholders to be held in 1999, all stockholder proposals submitted outside the stockholder proposal rules contained in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, which pertains to the inclusion of shareholder proposals in a Company's proxy materials, must be received by the Company by February 5, 1999, in order to be considered timely. With regard to such stockholder proposals, if the date of the next annual meeting of stockholders is advanced or delayed more than 30 calendar days from April 28, 1999, the Company shall, in a timely manner, inform its stockholders of the change, and the date by which such proposals must be received. As set forth in the Company's Proxy
        Statement dated March 24, 1998, shareholders who wish to avail themselves of the provisions of Rule 14a-8 must submit their proposals no later than November 24, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

            (3)(i)  The Company's Certificate of Incorporation is
                       incorporated by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended
                       December 31, 1997.

                (ii)  By-laws of Rollins, Inc. are incorporated herein by
                       reference to Exhibit 3(b) as filed with its Form
                       10-K for the year ended December 31, 1993.

               27    Financial Data Schedule

        (b)     Reports on Form 8-K

                 None


                                       9 of 10







                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Date:  November 12, 1998


                                                    Rollins, Inc.
                                                    (Registrant)



                                                    _________________________
                                                    Gary W. Rollins
                                                    President and Chief
                                                    Operating Officer
                                                    (Member of the Board of
                                                    Directors)



                                                    _________________________
                                                    Harry J. Cynkus
                                                    Chief Financial Officer
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)













                                      10 of 10

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                    Date:  November 12, 1998



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

