Form 10-K405
period 1998-12-31
ROLLINS INC
filed 1999-03-26
CIK 84839

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-4422
                            ------------------------

                                 ROLLINS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             51-0068479
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                2170 PIEDMONT ROAD, N.E., ATLANTA, GEORGIA 30324
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 888-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    NAME OF EACH
TITLE OF EACH CLASS         EXCHANGE ON WHICH REGISTERED
--------------------------  ----------------------------
Common Stock, $1 Par Value  The New York Stock Exchange
                             The Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Rollins, Inc. Common Stock, held by non-affiliates on February 26, 1999, was $242,129,802 based on the closing price on the New York Stock Exchange on such date of $16 1/16 per share.

    Rollins, Inc. had 30,479,785 shares of Common Stock outstanding as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1998 are incorporated by reference into Part II, Items 5-8, and Part IV, Item 14.

    Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

    There have been no significant changes in the business of the Registrant since December 31, 1997.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The Registrant has only one reportable segment, its pest and termite control business.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

    (1)(i)The Registrant is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

    Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services through a network of over 400 company-owned and franchised branch locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies.

    (ii) In 1998 Orkin introduced Acurid(SM), its premium brand of pest elimination service for commercial customers; related activities included opening additional branches dedicated to commercial customers, added service offerings, expanded guarantees, and new vehicle and uniform identification.

    (iii) The Registrant maintains sufficient quantities of chemicals and other supplies on hand to alleviate any potential short-term shortage in availability from its national network of suppliers.

    (iv) Other than the Orkin(Registered Trademark) trademark and the Acurid(SM) service mark, which are material to the Registrant, governmental licenses, patents, trademarks and franchises are of minor importance to the Registrant's service operations. Local licenses and permits are required in order for the Registrant to conduct its pest and termite control services in certain localities. In view of the widespread operations of the Registrant's service operations, the failure of a few local governments to license a facility would not have a material adverse effect on the results of operations of the Registrant.

    (v) The business of the Registrant is affected by the seasonal nature of the Registrant's pest and termite control services. The metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Registrant's pest and termite control operations during such period.

    (vi) The Registrant maintains a sufficient level of materials and supplies to fulfill its servicing needs.

    (vii) The Registrant and its subsidiaries do not have a material part of their business that is dependent upon a single customer or a few customers, the loss of which would have a material effect on the business of the Registrant.

    (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1998 and 1997 calendar years was approximately $14,231,000 and $12,457,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control where services are usually provided within twelve months of receipt.

    (ix) The Registrant and its subsidiaries do not have a material portion of their business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

    (x) The Registrant believes that Orkin competes favorably with competitors as one of the world's largest pest and termite control companies.

    The principal methods of competition in the Registrant's pest and termite control business are service and guarantees, including the money-back guarantee on pest and termite control, and the termite retreatment and damage repair guarantee to qualified homeowners.

    (xi) Expenditures by the Registrant on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also, a portion of these methods and products are produced to the specifications provided by the Registrant.

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

    (xiii) The number of persons employed by the Registrant and its subsidiaries as of the end of 1998 was 8,941.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES.

    The Registrant and its subsidiaries do not have foreign operations which are material to their business in terms of revenue, income (loss) from continuing operations, or assets.

ITEM 2. PROPERTIES.

    The Registrant's administrative headquarters and central warehouse, both of which are owned by the Registrant, are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Registrant owns or leases several hundred branch offices and operating facilities used in its business. None of the branch offices, individually considered, represents a materially important physical property of the Registrant. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Registrant.

ITEM 3. LEGAL PROCEEDINGS.

    In the normal course of business, the Registrant is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Registrant personnel and equipment. The Registrant is actively contesting these actions. It is the opinion of Management that the outcome of these actions will not have a material adverse effect on the Registrant's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

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

                                                                                                      DATE FIRST ELECTED
                                                                                                              TO
NAME                                     AGE                    OFFICE WITH REGISTRANT                  PRESENT OFFICE
-----------------------------------      ---      --------------------------------------------------  -------------------

R. Randall Rollins (1).............      67       Chairman of the Board and Chief Executive Officer          10/22/91

Gary W. Rollins (1)................      54       President and Chief Operating Officer                       1/24/84

Harry J. Cynkus (2)................      49       Chief Financial Officer and Treasurer                       5/28/98

Michael W. Knottek (3).............      54       Vice President and Secretary                                5/28/98

------------------------

(1) R. Randall Rollins and Gary W. Rollins are brothers.

(2) Harry J. Cynkus joined the Registrant in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a $300 million wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President-Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President-Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President-Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

(3) Michael W. Knottek joined the Registrant in June 1997 as Vice President and, in addition, was elected Secretary in May 1998. From 1992 to 1997, Mr. Knottek held a variety of executive management positions with National Linen Service, including Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to 1992, he held a variety of senior positions with Initial USA, finally serving as President from 1991 to 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information regarding dividends, stock prices and number of stockholders on page 8 of the 1998 Annual Report to Stockholders, and the principal markets on which the Registrant's Common Stock is traded on page 21 of the 1998 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected Financial Data on page 2 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    Management's Discussion and Analysis of Financial Condition and Results of Operation included on pages 9 through 11 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information under the caption "Market Risk" included in Management's Discussion and Analysis of Financial Condition and Results of Operation on page 11 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Registrant, the Independent Accountants' Report and the financial statement schedule incorporated by reference in this report are shown on the accompanying Index to Consolidated Financial Statements and Schedule.

    Quarterly Information is on page 8 of the 1998 Annual Report incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information under the caption "Election of Directors" included on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 is incorporated herein by reference. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information under the caption "Executive Compensation" included on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the captions "Capital Stock" and "Election of Directors" included on pages 2 through 3 and pages 4 through 5, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the caption "Compensation Committee Interlocks and Insider Participation" included on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS.

1. Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2. The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

    (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the fourth quarter of calendar year 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROLLINS, INC.

                                By:  /s/ R. RANDALL ROLLINS
                                     -----------------------------------------
                                     R. Randall Rollins
                                     CHAIRMAN OF THE BOARD OF DIRECTORS
                                     (PRINCIPAL EXECUTIVE OFFICER)
                                     March 19, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

By:        /s/ R. RANDALL ROLLINS                   By:        /s/ HARRY J. CYNKUS
           --------------------------------------              --------------------------------------
           R. Randall Rollins                                  Harry J. Cynkus
           CHAIRMAN OF THE BOARD OF DIRECTORS                  CHIEF FINANCIAL OFFICER AND TREASURER
           (PRINCIPAL EXECUTIVE OFFICER)                       (PRINCIPAL FINANCIAL AND ACCOUNTING
           March 19, 1999                                      OFFICER)
                                                               March 19, 1999

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    Wilton Looney, Director

    John W. Rollins, Director

    Henry B. Tippie, Director

    James B. Williams, Director

    Bill J. Dismuke, Director

--------------------------------------------------------------------------------

/s/ GARY W. ROLLINS
------------------------

Gary W. Rollins
AS ATTORNEY-IN-FACT AND DIRECTOR

March 19, 1999

                         ROLLINS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                   (ITEM 14)

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

    The Registrant's 1998 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 12 through 20 the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and the report of Arthur Andersen LLP on the consolidated financial statements for the years then ended. These consolidated financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The consolidated financial statements include the following:

                                                                             ANNUAL REPORT
(1) CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE(S)
                                                                             -------------

    Consolidated Statements of Financial Position as of December 31, 1998
      and 1997.............................................................           12

    Consolidated Statements of Income for each of the three years in the
      period ended December 31, 1998.......................................           13

    Consolidated Statements of Earnings Retained for each of the three
      years in the period ended December 31, 1998..........................           13

    Consolidated Statements of Cash Flows for each of the three years in
      the period ended December 31, 1998...................................           14

    Notes to Consolidated Financial Statements.............................        15-19

    Report of Independent Accountants on Consolidated Financial
      Statements...........................................................           20

    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE, Page
      7 of this Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts, Page 8 of this Form 10-K.

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and the Stockholders of Rollins, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the Consolidated Financial Statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------

                                                   ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 1999

                         ROLLINS, INC. AND SUBSIDIARIES

               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (IN THOUSANDS OF DOLLARS)

                                                                        ADDITIONS
                                                                 ------------------------
                                                    BALANCE AT   CHARGED TO    CHARGED TO                    BALANCE AT
                                                    BEGINNING    COSTS AND       OTHER                         END OF
DESCRIPTION                                         OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS (2)     PERIOD
--------------------------------------------------  ----------   ----------    ----------   --------------   ----------
Year ended December 31, 1998
  Allowance for doubtful accounts.................    $9,326      $ 4,502       $   --         $ 8,481         $5,347
                                                    ----------   ----------      -----         -------       ----------
Year ended December 31, 1997
  Allowance for doubtful accounts.................    $4,457      $14,531       $   --         $ 9,662         $9,326
                                                    ----------   ----------      -----         -------       ----------
Year ended December 31, 1996
  Allowance for doubtful accounts.................    $8,879      $ 7,264       $   --         $11,686         $4,457
                                                    ----------   ----------      -----         -------       ----------

------------------------

NOTE: (1) The above schedule is prepared reflecting the divestitures of the Registrant's RPS business segment and Orkin's Plantscaping and Lawn Care divisions. All prior years have been restated.

      (2) Deductions represent the write-off of uncollectible receivables, net of recoveries.

                         ROLLINS, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS
                                   (ITEM 14)

EXHIBIT NUMBER
--------------

(3)(i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit 3 (i) as filed with its Form 10-K for the year ended December 31, 1997.

  (ii)        By-laws of Rollins, Inc. are incorporated herein by reference to
              Exhibit 3(b) as filed with its Form 10-K for the year ended
              December 31, 1993.

(4)           Form of Common Stock Certificate of Rollins, Inc.

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

(10)(c) Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy
              Statement for the Annual Meeting of Stockholders held on April
              28, 1998.

(13)          Portions of the Annual Report to Stockholders for the year ended
              December 31, 1998 which are specifically incorporated herein by reference.

(21)          Subsidiaries of Registrant.

(23)          Consent of Independent Public Accountants.

(24)          Powers of Attorney for Directors.

(27)          Financial Data Schedule.