Form 10-Q
period 1999-03-31
ROLLINS INC
filed 1999-05-14
CIK 84839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

            Commission file number 1-4422

                          ----------------------------

                                  ROLLINS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0068479
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)       Identification No.)

                   2170 Piedmont Road, N.E., Atlanta, Georgia
                    (Address of principal executive offices)

                                      30324
                                   (Zip Code)

                                 (404) 888-2000
              (Registrant's telephone number, including area code)
                          ----------------------------

               Indicate by check mark  whether the  registrant  (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]    No [  ]

            Rollins, Inc. had 30,542,389 shares of its $1 Par Value Common Stock outstanding as of April 30, 1999.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX



PART I .....FINANCIAL INFORMATION                                       Page No.

            Item 1.   Financial Statements.

                      Consolidated Statements of Financial Position
                      as of March 31, 1999 and December 31, 1998           2

                      Consolidated Statements of Income (Loss) and
                      Earnings Retained for the Quarters Ended
                      March 31, 1999 and 1998                              3

                      Consolidated Statements of Cash Flows for the
                      Quarters Ended March 31, 1999 and 1998               4

                      Notes to Consolidated Financial Statements           5

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.       7

            Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk.                                   9

PART II     OTHER INFORMATION

            Item 2.   Changes in Securities and Use of Proceeds.          10

            Item 6.   Exhibits and Reports on Form 8-K.                   10

SIGNATURES                                                                11

PART I -- FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)

                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                        1999          1998
                                                                     -----------   -----------

ASSETS
            Cash and Short-Term Investments ......................   $       646   $     1,244
            Marketable Securities ................................       109,296       110,229
            Trade Receivables, Net ...............................        38,523        42,353
            Materials and Supplies ...............................        14,193        13,335
            Deferred Income Taxes ................................        19,452        20,083
            Other Current Assets .................................        14,026        11,864
                                                                     -----------   -----------

                Current Assets ...................................       196,136       199,108

            Equipment and Property, Net ..........................        36,431        35,466
            Intangible Assets ....................................        40,566        40,602
            Deferred Income Taxes ................................        43,344        44,369
            Other Assets .........................................         7,885         7,720
                                                                     -----------   -----------

                Total Assets .....................................   $   324,362   $   327,265
                                                                     ===========   ===========

LIABILITIES
            Capital Lease Obligations ............................   $     3,473   $     3,419
            Accounts Payable .....................................        16,243        10,890
            Accrued Insurance  ...................................        16,971        18,348
            Accrued Payroll ......................................        17,661        18,400
            Unearned Revenue .....................................        17,827        15,210
            Other Expenses .......................................        46,280        48,826
                                                                     -----------   -----------

                Current Liabilities ..............................       118,455       115,093

            Capital Lease Obligations ............................         5,201         6,090
            Accrued Insurance ....................................        37,945        38,975
            Accrual for Termite Contracts ........................        61,144        66,350
            Long-Term Accrued Liabilities ........................        22,716        20,522
                                                                     -----------   -----------

                Total Liabilities ................................       245,461       247,030
                                                                     -----------   -----------

            Commitments and Contingencies

STOCKHOLDERS' EQUITY
            Common Stock,  par value $1 per share; 99,500,000
                shares authorized; 30,475,841 and 30,488,741
                shares issued at March 31, 1999 and
                December 31, 1998, respectively ..................        30,476        30,489
            Earnings Retained ....................................        48,425        49,746
                                                                     -----------   -----------

            Total Stockholders' Equity ...........................        78,901        80,235
                                                                     -----------   -----------

            Total Liabilities and Stockholders' Equity ...........   $   324,362   $   327,265
                                                                     ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                         ROLLINS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND EARNINGS RETAINED
                        (In thousands except share data)
                                   (Unaudited)

                                                                           Quarters Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------

REVENUES
            Customer Services ...................................   $    129,886    $    122,965
                                                                    ------------    ------------

COSTS AND EXPENSES
            Cost of Services Provided ...........................         76,857          76,909
            Depreciation and Amortization .......................          2,405           2,092
            Sales, General and Administrative ...................         50,998          49,431
            Interest Income .....................................         (1,125)         (2,622)
                                                                    ------------    ------------

                                                                         129,135         125,810
                                                                    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ...............................            751          (2,845)
                                                                    ------------    ------------

PROVISION (BENEFIT) FOR INCOME TAXES
            Current .............................................         (1,395)         (3,311)
            Deferred ............................................          1,679           2,230
                                                                    ------------    ------------

                                                                             284          (1,081)
                                                                    ------------    ------------

NET INCOME (LOSS) ...............................................   $        467    $     (1,764)
                                                                    ============    ============

EARNINGS RETAINED
            Balance at Beginning of Period ......................         49,746         112,365
            Cash Dividends ......................................         (1,524)         (4,988)
            Common Stock Purchased and Retired ..................           (134)         (1,596)
            Other ...............................................           (130)             13
                                                                    ------------    ------------

BALANCE AT END OF PERIOD ........................................   $     48,425    $    104,030
                                                                    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ...................   $       0.02    $      (0.05)
                                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC .....................     30,486,038      33,269,785

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED ...................     30,493,701      33,284,705

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Quarters Ended
                                                                       March 31,
                                                                ----------------------
                                                                   1999        1998
                                                                ---------    ---------

OPERATING ACTIVITIES
            Net Income (Loss) ...............................   $     467    $  (1,764)
            Adjustments to Reconcile Net Income (Loss) to Net
              Cash Provided by (Used in) Operating Activities:
                Depreciation and Amortization ...............       2,405        2,092
                Provision for Deferred Income Taxes .........       1,679        2,230
                Other, Net ..................................        (133)         106
            (Increase) Decrease in Assets:
                Trade Receivables ...........................       3,839        5,014
                Materials and Supplies ......................        (856)      (1,437)
                Other Current Assets ........................      (2,162)      (2,826)
                Other Non-Current Assets ....................          64          192
            Increase (Decrease) in Liabilities:
                Accounts Payable and Accrued Expenses .......       2,068       (5,749)
                Unearned Revenue ............................       2,617        1,521
                Accrued Insurance ...........................      (2,407)        (966)
                Accrual for Termite Contracts ...............      (5,206)      (3,660)
                Long-Term Accrued Liabilities ...............       2,194        1,472
                                                                ---------    ---------

            Net Cash Provided by (Used in) Operating
              Activities ....................................       4,569       (3,775)
                                                                ---------    ---------

INVESTING ACTIVITIES
            Purchases of Equipment and Property .............      (3,208)      (3,516)
            Net Cash Used for Acquisition of Companies ......        (169)        (210)
            Marketable Securities, Net ......................         684           85
                                                                ---------    ---------

            Net Cash Used in Investing Activities ...........      (2,693)      (3,641)
                                                                ---------    ---------

FINANCING ACTIVITIES
            Dividends Paid ..................................      (1,524)      (4,988)
            Common Stock Purchased and Retired ..............        (143)      (1,678)
            Payments on Capital Leases ......................        (835)        (766)
            Other ...........................................          28           41
                                                                ---------    ---------

            Net Cash Used in Financing Activities ...........      (2,474)      (7,391)
                                                                ---------    ---------

            Net Decrease in Cash and Short-Term
              Investments ...................................        (598)     (14,807)
            Cash and Short-Term Investments
              at Beginning of Period ........................       1,244      125,842
                                                                ---------    ---------
            Cash and Short-Term Investments
              at End of Period ..............................   $     646    $ 111,035
                                                                =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.     BASIS OF PREPARATION

            The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
            Commission. Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

            These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

            In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the quarters ended March 31, 1999 and 1998. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
            130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. For the quarters ended March 31, 1999 and 1998, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's consolidated financial statements included herein.

            Certain amounts for prior periods have been reclassified to conform with the current period consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

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

NOTE 3.     EARNINGS PER SHARE

            Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                  Quarters Ended March 31
                                                    1999           1998
                                                  --------       --------
            Basic EPS ..........................    30,486         33,270
            Effect of Dilutive Stock Options ...         8             15
                                                  --------       --------

            Diluted EPS ........................    30,494         33,285
                                                  ========       ========


NOTE 4.     SUBSEQUENT EVENT

            On April 30, 1999, the Company's wholly-owned subsidiary, Orkin Exterminating Company, Inc. (Orkin), acquired the pest elimination business operations of PRISM, a subsidiary of SC Johnson Professional. The acquisition will be accounted for as a purchase.

            In addition, on April 30, 1999, the Company and SC Johnson Professional entered into a joint venture, Acurid Retail Services, L.L.C. (Acurid Retail), created to provide pest elimination services to customers in the retail market and will jointly contribute existing customers to the joint venture. The Company owns 50% of the joint venture.

            PRISM's commercial pest control operations recorded revenues of approximately $25.0 million during the company's most recent fiscal year. The Company does not expect the above-mentioned transactions to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $467,000 or $0.02 per share for the quarter compared to a net loss of $1.8 million or $0.05 per share for the comparable quarter in 1998. Revenues for the first quarter ended March 31, 1999 increased 5.6% to $129.9 million.

The improvement in earnings for the quarter resulted primarily from quarter-over-quarter increases in both pest and termite control revenue and a decrease in Cost of Services Provided on both a dollar and percentage of revenues basis. The improvements in revenue and Cost of Services Provided were partially offset by a decrease in Interest Income and a $1.4 million increase in Provision (Benefit) for Income Taxes.

The Company's revenue improvement for the fourth consecutive quarter continued the positive momentum initiated in 1998. The Company believes the improvements in revenue and net income resulted from the strategic programs initiated in 1998 and 1997 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs.

On May 3, 1999, the Company announced a major achievement in its strategic plan to accelerate the growth of its commercial business. The Company closed, on April 30, 1999, on two strategic business transactions with SC Johnson Professional - the acquisition of the commercial pest elimination business operations of PRISM, a subsidiary of SC Johnson Professional, and the creation of the Acurid Retail joint venture. For further discussion regarding these transactions, see Note 4 to the accompanying consolidated financial statements.


Results of Operations

Revenues increased to $129.9 million for first quarter 1999 from $123.0 million for the same period of 1998, primarily as a result of increases in pest control customer base and in average termite completion and annual renewal prices. The Company believes the increase in pest control customer base resulted from the success of its more consumer-friendly selling and treatment programs.

Cost of Services Provided was approximately $52,000 lower than the prior year quarter and improved to represent 59.2% of revenues compared with 62.5% for the same quarter of the prior year. The improvement was primarily attributable to reductions in termite claims experience and operating insurance costs, partially offset by increased pest and termite service salaries resulting from increased revenue and headcount.

Selling, General and Administrative increased $1.6 million or 3.2% but decreased as a percentage of revenues to 39.3% compared with 40.2% for the same quarter of the prior year. The improvement as a percentage of revenues was primarily due to reduced administrative staffing, partially offset by increases in average wages and training costs, and to reductions in telephone and postage resulting from cost savings initiatives implemented during the quarter.

Interest Income decreased $1.5 million or 57.1% primarily due to lower invested funds over the same period of the prior year.

The Company's net tax provision of $284,000 for the quarter reflects increased taxable income, as compared to a benefit of $1.1 million for the same quarter in 1998.

--------------------------------------------------------------------------------
Financial Condition
                                     March 31,   December 31,
(In thousands)                         1999          1998
                                     --------      --------

Cash and Short-Term Investments ..   $    646      $  1,244
Marketable Securities ............    109,296       110,229
                                     --------      --------
                                      109,942       111,473

Working Capital ..................     77,681        84,015
Current Ratio ....................        1.7           1.7
--------------------------------------------------------------------------------

The Company's financial position remains solid. The Company believes its current cash balances and future cash flows from operating activities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's cash flow provided by operating activities was $4.6 million in first quarter 1999 compared with cash used in operating activities of $3.8 million in the same period of 1998. This increase resulted primarily from favorable changes in working capital related primarily to differences in the timing of accounts payable and higher net income from operations in 1999, adjusted for non-cash items.

Net trade receivables decreased $3.8 million in first quarter 1999 due primarily to decreased financed termite sales. Trade receivables include amounts due subsequent to one year from the balance sheet date, approximating $ 7.3 million and $11.0 million at March 31, 1999 and 1998, respectively.

The Company invested approximately $3.4 million in capital expenditures and acquisitions in first quarter 1999, and expects to invest between $40 and $50 million in 1999, inclusive of improvements to its management information systems. Capital expenditures in first quarter 1999 consisted primarily of equipment replacements and upgrades. During the quarter, $1.5 million was paid in cash dividends and $143,000 was paid for repurchases of 9,100 shares of the Company's Common Stock. These repurchased shares were retired during the quarter. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash balances and operating activities. The Company maintains a $40.0 million unused line of credit, which is available for future acquisitions and growth, if needed.

In 1997 and 1998, Orkin received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised of the Company's intention to continue to cooperate fully with this investigation. At this point in time, it is too early to determine the impact, if any, of this investigation.


Year 2000 Issues

Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, the Company began its assessment and remediation processes in 1997 regarding its primary financial and operating systems. The Company's assessment activities have included (1) identifying all software and operating systems - both information technology (IT) systems and non-IT systems with embedded technology - which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliancy, (3) obtaining assurances from the Company's vendors and its large commercial customers, and
(4) assigning a manager for Y2K compliance and establishing a monthly readiness reporting process to ensure that top management will be aware of each area and step remaining to be done in order for the Company to become fully Y2K compliant. The Company's remediation activities have included replacing certain software and operating systems, followed by testing to ensure the Y2K compliancy of the replacements.

Based on its assessment and remediation activities to date, the Company believes that its critical internal software and operating systems are Y2K compliant with the exception of its bad debt collection system, its branch personal computers
(PCs), and its commercial division's national accounts system. The Company's bad debt collection system is currently being updated and is expected to be Y2K compliant by the end of third quarter 1999, and the branch PCs are expected to be replaced by the end of third quarter 1999. The Company has formulated an information technology plan for its national accounts system, and necessary remediation efforts are expected to be concluded by the end of third quarter 1999. The total cost of Y2K expenditures to date as of March 31, 1999 was approximately $19.1 million; the remaining Y2K remediation costs are anticipated to be approximately $1.0 million.

Based on assurances from the majority of its vendors and large commercial customers to date, the Company does not anticipate any material Y2K impact on its operations or financial reporting at this time. The Company believes that the worst case scenario will be some minor nuisances experienced by a small number of its branches in January 2000.

The Company expects to have contingency plans in place by the end of 1999 that address potential short-term business disruptions resulting from losses of electricity and system malfunctions related to the ordering and delivering of operating supplies and the printing of sales orders.


Impact of Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard, effective as of January 1, 2000, is not expected to materially impact the results of operations or financial condition of the Company.


Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms; climate and weather trends; competitive factors and pricing practices; the Year 2000 programming issue; potential increases in labor costs; uncertainties of litigation; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. The Company has performed an interest rate sensitivity analysis using a duration model over the near term with a 10% change in interest rates. The Company's portfolio is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

PART II -- OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

            On March 16, 1999, the Company acquired the pest elimination business of Ramco Exterminating Company, Inc. in exchange for 82,548 shares of the Company's Common Stock. The market value of the Common Stock issued was approximately $1.4 million, which the Company believes approximates the fair value of the net assets acquired. Since the issuance of these shares was not a public issuance, these shares of Common Stock were exempt from registration under the Securities Act of 1933, as amended, Section 4, Paragraph 2.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits.

                    (3)(i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit 3(i) as filed with its Form 10-K for the year ended December 31, 1997.

                      (ii)   By-laws of Rollins, Inc.

                       (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

                      (27)   Financial Data Schedule (For Commission Use Only)

            (b)     Reports on Form 8-K.

                    No reports on Form 8-K were filed during first quarter 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROLLINS, INC.
                                   (Registrant)


Date:  May 10, 1999                By:    /s/  Gary W. Rollins
                                          ------------------------------------
                                          Gary W. Rollins
                                          President and Chief Operating Officer
                                          (Member of the Board of Directors)


Date:  May 10, 1999                By:    /s/  Harry J. Cynkus
                                          ------------------------------------
                                          Harry J. Cynkus
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)