Form 10-Q
period 1999-06-30
ROLLINS INC
filed 1999-08-16
CIK 84839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

              Yes [X]    No [  ]

                 Rollins, Inc. had 30,354,196 shares of its $1  Par Value Common
              Stock outstanding as of July 31, 1999.


                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX




PART I   FINANCIAL INFORMATION                                          Page No.

         Item 1.   Financial Statements.

                   Consolidated Statements of Financial Position as of
                   June 30, 1999 and December 31, 1998 ................     2

                   Consolidated Statements of Income and Earnings
                   Retained for the Three and Six Months Ended
                   June 30, 1999 and 1998 .............................     3

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1999 and 1998 .......................     4

                   Notes to Consolidated Financial Statements .........     5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................     7

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk.........................................     9

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings...................................    10

         Item 2.   Changes in Securities and Use of Proceeds...........    10

         Item 4.   Submission of Matters to a Vote of Security Holders.    10

         Item 6.   Exhibits and Reports on Form 8-K....................    10

SIGNATURES ............................................................    12



PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)


                                                             (Unaudited)
                                                               June 30,    December 31,
                                                                 1999          1998
                                                               --------      --------


ASSETS
         Cash and Short-Term Investments ................      $  4,600      $  1,244
         Marketable Securities ..........................        83,201       110,229
         Trade Receivables, Net .........................        45,562        42,353
         Materials and Supplies .........................        13,793        13,335
         Deferred Income Taxes ..........................        18,947        20,083
         Other Current Assets ...........................        15,969        11,864
                                                               --------      --------

             Current Assets .............................       182,072       199,108

         Equipment and Property, Net ....................        36,769        35,466
         Intangible Assets ..............................        56,060        40,602
         Deferred Income Taxes ..........................        42,066        44,369
         Other Assets ...................................        17,910         7,720
                                                               --------      --------

             Total Assets ...............................      $334,877      $327,265
                                                               ========      ========

LIABILITIES
         Capital Lease Obligations ......................      $  3,527      $  3,419
         Accounts Payable ...............................        17,451        10,890
         Accrued Insurance ..............................        13,050        18,348
         Accrued Payroll ................................        20,900        18,400
         Unearned Revenue ...............................        19,923        15,210
         Other Expenses .................................        50,855        48,826
                                                               --------      --------

             Current Liabilities ........................       125,706       115,093

         Capital Lease Obligations ......................         4,298         6,090
         Accrued Insurance ..............................        42,107        38,975
         Accrual for Termite Contracts ..................        56,886        66,350
         Long-Term Accrued Liabilities ..................        22,896        20,522
                                                               --------      --------

             Total Liabilities ..........................       251,893       247,030
                                                               --------      --------

         Commitments and Contingencies

STOCKHOLDERS' EQUITY
         Common Stock, par value $1 per share; 99,500,000
             shares authorized; 30,395,596 and 30,488,741
             shares issued at June 30, 1999 and
             December 31, 1998, respectively ............        30,396        30,489
         Earnings Retained ..............................        52,588        49,746
                                                               --------      --------

             Total Stockholders' Equity .................        82,984        80,235
                                                               --------      --------

         Total Liabilities and Stockholders'Equity ......      $334,877      $327,265
                                                               ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.


                         ROLLINS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------

REVENUES
         Customer Services ................   $    162,342    $    155,050    $    292,228    $    278,015
                                              ------------    ------------    ------------    ------------
COSTS AND EXPENSES
         Cost of Services Provided ........         89,704          86,717         166,536         163,606
         Depreciation and Amortization ....          3,181           2,789           6,178           5,499
         Sales, General and Administrative          58,211          56,820         108,642         105,653
         Interest Income ..................         (1,050)         (2,425)         (2,175)         (5,047)
                                              ------------    ------------    ------------    ------------

                                                   150,046         143,901         279,181         269,711
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ................         12,296          11,149          13,047           8,304
                                              ------------    ------------    ------------    ------------



PROVISION (BENEFIT) FOR INCOME TAXES
         Current ..........................          2,995           2,006           1,600          (1,305)
         Deferred .........................          1,678           2,230           3,357           4,460
                                              ------------    ------------    ------------    ------------

                                                     4,673           4,236           4,957           3,155
                                              ------------    ------------    ------------    ------------

NET INCOME ................................   $      7,623    $      6,913    $      8,090    $      5,149
                                              ============    ============    ============    ============

EARNINGS RETAINED
         Balance at Beginning of Period ...         48,425         104,030          49,746         112,365
         Cash Dividends ...................         (1,530)         (4,969)         (3,054)         (9,957)
         Common Stock Purchased and Retired         (3,049)        (11,280)         (3,183)        (12,876)
         Other ............................          1,119              34             989              47
                                              ------------    ------------    ------------    ------------

BALANCE AT END OF PERIOD ..................   $     52,588    $     94,728    $     52,588    $     94,728
                                              ============    ============    ============    ============
EARNINGS PER SHARE - BASIC AND
DILUTED ...................................   $       0.25    $       0.21    $       0.27    $       0.16
                                              ============    ============    ============    ============

WEIGHTED SHARES OUTSTANDING - BASIC .......     30,517,760      33,078,672      30,501,965      33,173,701


WEIGHTED SHARES OUTSTANDING - DILUTED .....     30,525,638      33,109,672      30,509,843      33,197,701

        The accompanying notes are an integral part of these consolidated financial statements.


                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------

OPERATING ACTIVITIES
      Net Income ............................................   $      8,090    $      5,149

      Adjustments to Reconcile Net Income to Net
        Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization .....................          6,178           5,499
          Provision for Deferred Income Taxes ...............          3,358           4,460
          Other, Net ........................................           (111)            646
     (Increase) Decrease in Assets, Net of Acquisitions:
          Trade Receivables .................................           (517)          1,266
          Materials and Supplies ............................           (182)         (1,229)
          Other Current Assets ..............................         (4,060)         (3,553)
          Other Non-Current Assets ..........................           (385)             20
     Increase (Decrease) in Liabilities, Net of Acquisitions:
          Accounts Payable and Accrued Expenses .............          9,383           3,636
          Unearned Revenue ..................................          4,650           2,812
          Accrued Insurance .................................         (2,166)           (136)
          Accrual for Termite Contracts .....................         (9,464)        (15,731)
          Long-Term Accrued Liabilities .....................          2,374          (6,985)
                                                                ------------    ------------

    Net Cash Provided by (Used in) Operating Activities .....         17,148          (4,146)
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of Equipment and Property .....................         (5,202)         (5,756)
    Net Cash Used for Acquisition of Companies ..............        (26,326)           (870)
    Marketable Securities, Net ..............................         26,305         (49,306)
                                                                ------------    ------------

    Net Cash Used in Investing Activities ...................         (5,223)        (55,932)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Dividends Paid ..........................................         (3,054)         (9,957)
    Common Stock Purchased and Retired ......................         (3,392)        (13,545)
    Payments on Capital Leases ..............................         (1,684)         (1,546)
    Other ...................................................           (439)             40
                                                                ------------    ------------

    Net Cash Used in Financing Activities ...................         (8,569)        (25,008)
                                                                ------------    ------------

    Net Increase (Decrease) in Cash and Short-Term
      Investments ...........................................          3,356         (85,086)
    Cash and Short-Term Investments at Beginning
      of Period .............................................          1,244         125,842
                                                                ------------    ------------
    Cash and Short-Term Investments at End
      of Period .............................................   $      4,600          40,756                       --             --
                                                                ============    ============

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

               In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. For the six months ended June 30, 1999 and 1998, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's consolidated financial statements included herein.

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

NOTE 3.        EARNINGS PER SHARE

               Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                    Second Quarter Ended June 30    Six Months Ended June 30
                                    ---------------------------   ---------------------------
                                        1999           1998           1999           1998
                                    ------------   ------------   ------------   ------------

               Basic EPS ........         30,518         33,079         30,502         33,174
               Effect of Dilutive
                 Stock Options ..              8             31              8             24
                                    ------------   ------------   ------------   ------------

               Diluted EPS                30,526         33,110         30,510         33,198
                                    ============   ============   ============   ============



NOTE 4.        ACQUISITION AND JOINT VENTURE

               On April 30, 1999, the Company and SC Johnson Professional entered into a joint venture, Acurid Retail Services, L.L.C. (Acurid Retail), created to provide pest elimination services to customers in the retail market and jointly contributed existing customers to the joint venture. The Company owns 50% of the joint venture. In addition, on April 30, 1999, the Company's wholly-owned subsidiary, Orkin Exterminating Company, Inc. (Orkin), acquired the remaining pest elimination business operations of PRISM, a subsidiary of SC Johnson Professional for approximately twenty-four million dollars. The acquisition was accounted for as a purchase and resulted in excess costs over net assets acquired of approximately sixteen million dollars which are being amortized over a life of twenty years using the straight-line method.


NOTE 5.        LEGAL PROCEEDINGS

               The Company is aggressively defending a lawsuit filed in Dothan, Alabama, in which the plaintiffs seek compensatory damages for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The case is set for trial November 15, 1999. The Company believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

               The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The Company reported net income of $7.6 million or $0.25 per share for the quarter compared to $6.9 million or $0.21 per share for the same quarter in 1998. Net income for the first half of 1999 was $8.1 million or $0.27 per share compared to $5.1 or $0.16 per share for the same period in 1998.

The improvement in earnings for the quarter and year-to-date resulted primarily from increases in residential and commercial pest control revenue. Revenues increased 4.7% to $162.3 million compared to $155.1 million for the same quarterly period last year. For the first half of 1999, revenues increased 5.1% to $292.2 million. Second quarter 1999 represents the Company's fifth consecutive quarter of improvements in revenues and earnings. The Company attributes these improvements to its strategic programs initiated in 1998 and 1997 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs. The Company is particularly pleased with these results in light of the impact of the integration of the PRISM acquisition and the creation of the Acurid Retail Sevices joint venture with SC Johnson Professional. For further discussion regarding these transactions, see
Note 4 to the accompanying consolidated financial statements.


Results of Operations

Revenues increased to $162.3 million in second quarter 1999 from $155.1 million in the same period of 1998, and increased to $292.2 million in the first six months of 1999 from $278.0 million in the same period of 1998. These increases were primarily the result of increases in customer base and in average sales prices in both residential and commercial pest control.

Cost of Services Provided was approximately $3.0 million higher than the prior year quarter but improved to represent 55.2% of revenues compared to 55.9% for the same quarter of the prior year. Year-to-date Cost of Services Provided improved to represent 57.0% of revenues compared to 58.8% for the prior year period. These improvements as a percentage of revenues were primarily due to lower termite provisions, operating insurance costs and improved inventory management.

Selling, General and Administrative increased $1.4 million or 2.4% but decreased as a percentage of revenues to 35.9% compared to 36.6% for the same quarter of the prior year. For the first half of 1999, Selling, General and Administrative decreased as a percentage of revenues to 37.2% compared with 38.0% for the prior year period. The improvements as a percentage of revenues resulted primarily from improved efficiencies in sales, fleet and telephone costs and personal property tax reductions. These cost savings were partially offset by additional costs related to various new and expanded programs throughout the Company.

Interest Income decreased $1.4 million or 56.7% compared to the same quarter of the prior year, and decreased $2.9 million or 56.9% for the six months ended June 30, 1999 compared to the same period of the prior year. The decreases were primarily due to lower invested funds over the prior year periods.

The Company's net tax provisions of $4.7 million for the quarter and $5.0 million for the first six months reflect increased taxable income over the prior year periods.


--------------------------------------------------------------------------------

Financial Condition
                                           June 30,          December 31,
(In thousands)                               1999               1998
--------------------------------------------------------------------------------


Cash and Short-Term Investments ..    $         4,600     $        1,244

Marketable Securities ............             83,201            110,229
                                        --------------       ------------
                                               87,801            111,473

Working Capital ..................             56,366             84,015
Current Ratio ....................                1.4                1.7

--------------------------------------------------------------------------------


The Company's financial position remains solid. The Company believes its current cash balances and future cash flows from operating activities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's cash flow provided by operating activities was $17.1 million for the first six months of 1999 compared with cash used in operating activities of $4.1 million in the same period of 1998. This increase resulted primarily from favorable changes in working capital related primarily to differences in the timing of accounts payable and other accrued expenses and higher net income from operations in 1999, adjusted for non-cash items.

The Company invested approximately $31.5 million in capital expenditures and acquisitions during the first six months of 1999, and expects to invest between $40 and $50 million in 1999, inclusive of improvements to its management information systems. Capital expenditures during the first six months of 1999 consisted primarily of equipment replacements and upgrades. Acquisitions consisted primarily of the acquisition of the commercial pest elimination business operations of PRISM, a subsidiary of SC Johnson Professionals. See Note 4 to the accompanying consolidated financial statements for further discussion. During the six months ended June 30, 1999, $3.1 million was paid in cash dividends and $3.4 million was paid for repurchases of 209,000 shares of the Company's Common Stock. These repurchased shares were retired during the six months. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash and marketable securities balances and operating activities. The Company maintains a $40.0 million unused line of credit, which is available for future acquisitions and growth, if needed.

In 1997 and 1998,  Orkin  received letters  from  the Federal  Trade  Commission
(FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised of the Company's intention to continue to cooperate fully with this investigation. At this point in time, it is too early to determine the impact, if any, of this investigation. In addition, the Company is aggressively defending a class action lawsuit filed in Dothan, Alabama. For further discussion, see Note 5 to the accompanying consolidated financial statements.


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

Based on its assessment and remediation activities to date, the Company believes that its critical internal software and operating systems are Y2K compliant with the exception of its bad debt collection system, its branch personal computers (PCs), and its commercial division's national accounts system. The Company's bad debt collection system is currently being updated and is expected to be Y2K compliant by the end of third quarter 1999, and the branch PCs are expected to be replaced by the end of October 1999. The Company has formulated an information technology plan for its national accounts system, and necessary remediation efforts are expected to be concluded by the end of third quarter 1999. The total cost of Y2K expenditures to date as of June 30, 1999 was approximately $19.2 million; the remaining Y2K remediation costs are anticipated to be approximately $100,000 to $500,000.

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


Impact of Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In second quarter 1999, the Financial Accounting Standards Board voted to delay the effective date of this standard to fiscal years beginning after June 15, 2000. The adoption of this standard, effective for the Company as of January 1, 2001, is not expected to materially impact the results of operations or financial condition of the Company.


Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the Year 2000 programming issue; potential increases in labor costs; uncertainties of litigation; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.



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

PART II -- OTHER INFORMATION


Item 1.        Legal Proceedings.

               See Note 5 to Part I, Item 1 which is incorporated herein by reference.


Item 2.        Changes in Securities and Use of Proceeds.

               On April 21, 1999, the Company acquired the pest elimination business of Home and Business Services Company in exchange for cash and 38,807 shares of the Company's Common Stock. The market value of the Common Stock issued was approximately $650,000. Since the issuance of these shares was not a public issuance, these shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, Section 4, Paragraph 2.


Item 4.        Submission of Matters to a Vote of Security Holders.

               The Company's Annual Meeting of Stockholders was held on April 27, 1999. At the meeting, stockholders elected three Class I Directors for the three-year term expiring in 2002.

               Results of the voting were as follows:

                Election of Class I Directors        For            Withheld

               -------------------------------  --------------  ----------------

               R. Randall Rollins                 27,974,683         258,771
               Henry B. Tippie                    27,971,378         262,076
               James B. Williams                  27,976,677         256,777



Item 6.        Exhibits and Reports on Form 8-K.

               (a)     Exhibits.

                       (2)* Asset Purchase Agreement by and between Orkin Exterminating Company, Inc. and PRISM Integrated Sanitation Management Inc.

                        (3)(i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.

                          (ii) By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.

                       (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

                      (27)       Financial Data Schedule (For Commission Use
                                 Only).

               (b)     Reports on Form 8-K.

                       No reports on Form 8-K were filed during second   quarter
                       1999.


               -----------

               * The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission. In addition, in accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROLLINS, INC.
                                  (Registrant)




Date:  August 12, 1999            By:  /s/  Gary W. Rollins
                                       ------------------------------
                                       Gary W. Rollins
                                       President and Chief Operating Officer
                                       (Member of the Board of Directors)


Date:  August 12, 1999            By:  /s/  Harry J. Cynkus
                                       ------------------------------
                                       Harry J. Cynkus
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)