Form 10-Q
period 1999-09-30
ROLLINS INC
filed 1999-11-15
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

               Yes [X]    No [  ]

                Rollins,  Inc. had 30,075,542  shares of its $1 Par Value Common
               Stock outstanding as of October 29, 1999.

                         ROLLINS, INC. AND SUBSIDIARIES
                                      INDEX



PART I     FINANCIAL INFORMATION                                        Page No.

           Item 1.   Financial Statements.

                     Consolidated Statements of Financial Position as
                     of September 30, 1999 and December 31, 1998 ........   2

                     Consolidated Statements of Income and Earnings
                     Retained for the Three and Nine Months Ended
                     September 30, 1999 and 1998 ........................   3

                     Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998 ...........   4

                     Notes to Consolidated Financial Statements .........   5

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................   7

           Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk.........................................   9

PART II    OTHER INFORMATION

           Item 1.   Legal Proceedings...................................  10

           Item 6.   Exhibits and Reports on Form 8-K....................  10

SIGNATURES ..............................................................  11

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)

                                                                (Unaudited)
                                                               September 30,     December 31,
                                                                    1999            1998
                                                               -------------    -------------
ASSETS
        Cash and Short-Term Investments ....................   $       3,950    $       1,244
        Marketable Securities ..............................          66,006          110,229
        Trade Receivables, Net .............................          45,604           42,353
        Materials and Supplies .............................          12,460           13,335
        Deferred Income Taxes ..............................          18,281           20,083
        Other Current Assets ...............................          17,251           11,864
                                                               -------------    -------------
           Current Assets ..................................         163,552          199,108

        Equipment and Property, Net ........................          41,439           35,466
        Intangible Assets ..................................          55,849           40,602
        Deferred Income Taxes ..............................          40,788           44,369
        Other Assets .......................................          19,601            7,720
                                                               -------------    -------------
           Total Assets ....................................   $     321,229    $     327,265
                                                               =============    =============

LIABILITIES
        Capital Lease Obligations ..........................   $       3,697    $       3,419
        Accounts Payable ...................................          15,777           10,890
        Accrued Insurance ..................................           9,611           18,348
        Accrued Payroll ....................................          21,451           18,400
        Unearned Revenue ...................................          19,821           15,210
        Other Expenses .....................................          49,522           48,826
                                                               -------------    -------------
           Current Liabilities..............................         119,879          115,093

        Capital Lease Obligations ..........................           3,588            6,090
        Accrued Insurance ..................................          44,924           38,975
        Accrual for Termite Contracts ......................          49,763           66,350
        Long-Term Accrued Liabilities ......................          23,504           20,522
                                                               -------------    -------------
           Total Liabilities ...............................         241,658          247,030
                                                               -------------    -------------
        Commitments and Contingencies

STOCKHOLDERS' EQUITY
        Common Stock, par value $1 per share; 99,500,000
           shares authorized; 30,158,896 and 30,488,741
           shares issued at September 30, 1999 and
           December 31, 1998, respectively..................          30,159           30,489
        Earnings Retained ..................................          49,412           49,746
                                                               -------------    -------------
           Total Stockholders' Equity ......................          79,571           80,235
                                                               -------------    -------------
           Total Liabilities and Stockholders' Equity.......   $     321,229    $     327,265
                                                               =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------     --------------------------
                                                      1999           1998           1999            1998
                                                  -----------    -----------     -----------     ----------

REVENUES
        Customer Services .....................   $   154,102    $   144,493     $   446,330     $  422,508
                                                  -----------    -----------     -----------     ----------
COSTS AND EXPENSES
        Cost of Services Provided .............        89,206         85,430         255,742        249,036
        Depreciation and Amortization .........         3,384          2,872           9,562          8,371
        Sales, General and Administrative .....        60,124         57,017         168,766        162,670
        Interest Income .......................          (923)        (2,246)         (3,098)        (7,293)
                                                  -----------    -----------     -----------     ----------
                                                      151,791        143,073         430,972        412,784
                                                  -----------    -----------     -----------     ----------
INCOME BEFORE INCOME TAXES ....................         2,311          1,420          15,358          9,724
                                                  -----------    -----------     -----------     ----------
PROVISION (BENEFIT) FOR INCOME TAXES
        Current ...............................          (801)           219             799         (1,086)
        Deferred ..............................         1,680            321           5,037          4,781
                                                  -----------    -----------     -----------     ----------
                                                          879            540           5,836          3,695
                                                  -----------    -----------     -----------     ----------
NET INCOME ....................................   $     1,432    $       880     $     9,522     $    6,029
                                                  ===========    ===========     ===========     ==========

EARNINGS RETAINED
         Balance at Beginning of Period .......        52,588         94,728          49,746        112,365
         Cash Dividends .......................        (1,518)        (4,583)         (4,572)       (14,540)
         Common Stock Purchased and Retired ...        (4,485)       (40,553)         (7,141)       (53,429)
         Other ................................         1,395            699           1,857            746
                                                  -----------    -----------     -----------     ----------
BALANCE AT END OF PERIOD ......................   $    49,412    $    51,171     $    49,412     $   51,171
                                                  ===========    ===========     ===========     ==========

EARNINGS PER SHARE - BASIC AND DILUTED ........   $      0.05    $      0.03     $      0.31     $     0.19
                                                  ===========    ===========     ===========     ==========

WEIGHTED SHARES OUTSTANDING - BASIC ...........    30,287,947     31,065,305      30,429,842     32,463,179

WEIGHTED SHARES OUTSTANDING - DILUTED .........    30,295,492     31,087,924      30,437,641     32,486,127

        The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                             -------------------------------
                                                                 1999               1998
                                                             ------------       ------------


OPERATING ACTIVITIES
        Net Income .......................................   $      9,522       $      6,029
        Adjustments to Reconcile Net Income to Net Cash
           Provided by (Used in) Operating Activities:
              Depreciation and Amortization ..............          9,562              8,371
              Provision for Deferred Income Taxes ........          5,037              4,781
              Other, Net .................................          1,297                788
        (Increase) Decrease in Assets:
           Trade Receivables .............................           (126)             4,040
           Materials and Supplies ........................          1,173                983
           Other Current Assets ..........................         (1,867)             1,341
           Other Non-Current Assets ......................           (299)              (343)
        Increase (Decrease) in Liabilities:
           Accounts Payable and Accrued Expenses .........          1,809             (4,519)
           Unearned Revenue ..............................          4,517              1,550
           Accrued Insurance .............................         (2,788)             1,189
           Accrual for Termite Contracts .................        (16,587)           (22,945)
           Long-Term Accrued Liabilities .................          2,982             (5,604)
                                                             ------------       ------------
        Net Cash Provided by (Used in) Operating
           Activities ....................................         14,232             (4,339)
                                                             ------------       ------------

INVESTING ACTIVITIES
        Purchases of Equipment and Property ..............        (12,483)            (8,090)
        Net Cash Used for Acquisition of Companies .......        (28,527)              (924)
        Marketable Securities, Net .......................         43,519            (34,189)
                                                             ------------       ------------
        Net Cash Provided by (Used in) Investing
           Activities ....................................          2,509            (43,203)
                                                             ------------       ------------

FINANCING ACTIVITIES
        Dividends Paid ...................................         (4,572)           (14,540)
        Common Stock Purchased and Retired ...............         (7,587)           (56,195)
        Payments on Capital Leases .......................         (2,224)            (2,372)
        Other ............................................            348                104
                                                             ------------       ------------
        Net Cash Used in Financing Activities ............        (14,035)           (73,003)
                                                             ------------       ------------

        Net Increase (Decrease) in Cash and Short-Term
           Investments ...................................          2,706           (120,545)
        Cash and Short-Term Investments at Beginning
           of Period .....................................          1,244            125,842
                                                             ------------       ------------
        Cash and Short-Investments at End of Period ......   $      3,950       $      5,297
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

            In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. For the nine months ended September 30, 1999 and 1998, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's consolidated financial statements included herein.

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


NOTE 3.     EARNINGS PER SHARE

            Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                        Third Quarter Ended              Nine Months Ended
                                            September 30                    September 30
                                    -----------------------------  ------------------------------
                                         1999           1998            1999            1998
                                    -------------  --------------  --------------  --------------
            Basic EPS ..........           30,288          31,065          30,430          32,463
            Effect of Dilutive
            Stock Options ......                7              23               8              23
                                    -------------  --------------  --------------  --------------
            Diluted EPS ........           30,295          31,088          30,438          32,486
                                    =============  ==============  ==============  ==============

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


NOTE 6.     SUBSEQUENT EVENTS

            On October 29, 1999, the Company's wholly-owned subsidiary, Orkin Exterminating Company, Inc. (Orkin), acquired PCO Services, Inc.
            (PCO), a subsidiary of Johnson Wax Professional. Orkin acquired all the shares of capital stock of PCO. PCO recorded revenues of approximately $25 million (US$) in its latest fiscal year and is the leading pest control provider in Canada. The acquisition will be accounted for as a purchase.

            On October 20, 1999, Orkin reached an agreement in principle with Redd Pest Control Company, Inc. (Redd) on the acquisition of its pest control business operations. Under the terms of the agreement, Orkin would acquire all the pest control customers of Redd, together with certain assets. The operations to be acquired under this agreement recorded revenues of approximately $14 million in Redd Pest Control Company, Inc.'s latest fiscal year. The acquisition would be accounted for as a purchase.

            The Company does not expect the above-mentioned transactions to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The Company reported net income of $1.4 million or $0.05 per share for the quarter compared to $880,000 or $0.03 per share for the same quarter in 1998. Net income for the nine months ended September 30, 1999 increased to $9.5 million or $0.31 per share from $6.0 million or $0.19 per share for the same period in 1998.

Earnings for the year-to-date and quarter were favorably impacted by increases in both pest and termite control revenue. Revenues increased 6.7% to $154.1 million compared to $144.5 million for the same quarterly period last year. For the first nine months of 1999, revenues increased 5.6% to $446.3 million.

Third quarter 1999 represents the Company's sixth consecutive quarter of improvements in revenues and earnings. The Company attributes these improvements to its strategic programs initiated in 1998 and 1997 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs. The Company sees continued opportunity for improvement in both its revenues and bottom line as a result of its new programs and acquisition activity.


Results of Operations

Revenues increased to $154.1 million in third quarter 1999 from $144.5 million in the same quarter of 1998, and increased to $446.3 million in the first nine months of 1999 from $422.5 million in the same period of 1998. These increases were primarily the result of increases in customer base and in average sales prices in both residential and commercial pest control, as well as increases in average termite completion and annual renewal prices.

Cost of Services Provided was approximately $3.8 million higher than the prior year quarter but improved to represent 57.9% of revenues compared to 59.1% for the same quarter of the prior year. Year-to-date Cost of Services Provided improved to represent 57.3% of revenues compared to 58.9% for the prior year period. These improvements as a percentage of revenues were primarily due to lower termite claim provisions, operating insurance costs and improved inventory management.

Selling, General and Administrative increased $3.1 million but decreased as a percentage of revenues to 39.0% compared to 39.5% for the same quarter of the prior year. For the first nine months of 1999, Selling, General and Administrative decreased as a percentage of revenues to 37.8% compared with 38.5% for the prior year period. The improvements as a percentage of revenues resulted primarily from improved efficiencies in sales, fleet and telephone costs. These cost savings were partially offset by additional costs related to various new service and marketing programs throughout the Company.

Interest Income decreased $1.3 million or 58.9% compared to the same quarter of the prior year, and decreased $4.2 million or 57.5% for the nine months ended September 30, 1999 compared to the same period of the prior year. The decreases were primarily due to lower invested funds over the prior year periods.

The Company's net tax provisions of $879,000 for the quarter and $5.8 million for the first nine months reflect increased taxable income over the prior year periods.

--------------------------------------------------------------------------------

Financial Condition
                                           September 30,          December 31,
(In thousands)                                 1999                   1998
--------------------------------------------------------------------------------

Cash and Short-Term Investments ........   $       3,950          $       1,244
Marketable Securities ..................          66,006                110,229
                                           -------------          -------------
                                                  69,956                111,473

Working Capital ........................          43,673                 84,015
Current Ratio ..........................             1.4                    1.7

--------------------------------------------------------------------------------

The Company believes its current cash balances and future cash flows from operating activities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's cash flow provided by operating activities was $14.2 million for the first nine months of 1999 compared with cash used in operating activities of $4.3 million in the same period of 1998. This increase resulted primarily from favorable changes in working capital related primarily to differences in the timing of accrued expenses and higher net income from operations in 1999, adjusted for non-cash items.

The Company invested approximately $41.0 million in capital expenditures and acquisitions during the first nine months of 1999, and expects to invest between $80 and $85 million in 1999, inclusive of improvements to its management information systems. Capital expenditures during the first nine months of 1999 consisted primarily of equipment replacements and upgrades. Acquisitions consisted primarily of the acquisition of the commercial pest elimination business operations of PRISM, a subsidiary of SC Johnson Professional. See Note 4 to the accompanying consolidated financial statements for further discussion. During the nine months ended September 30, 1999, $4.6 million was paid in cash dividends and $7.6 million was paid for repurchases of 445,700 shares of the Company's Common Stock. These repurchased shares were retired during the nine months. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash and marketable securities balances and operating activities. The Company maintains a $40.0 million unused line of credit, which is available for future acquisitions and growth, if needed.

In 1997 and 1998, Orkin and other pest control industry companies received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised of the Company's intention to continue to cooperate fully with this investigation. At this point in time, it is too early to determine the impact, if any, of this investigation. In addition, the Company is aggressively defending a class action lawsuit filed in Dothan, Alabama. For further discussion, see Note 5 to the accompanying consolidated financial statements.


Year 2000 Issues

Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, the Company began its assessment and remediation processes in 1997 regarding its primary financial and operating systems. The Company's assessment activities have included (1) identifying all software and operating systems - both information technology (IT) systems and non-IT systems with embedded technology - which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, (3) obtaining assurances from the vendors whom the Company believes to be critical to its operations and/or financial reporting, and (4) assigning a manager for Y2K compliance and establishing a monthly readiness reporting process to ensure that top management will be aware of each area and step remaining to be done in order for the Company to become fully Y2K compliant. The Company's remediation activities have included replacing certain software and operating systems, followed by testing to ensure the Y2K compliance of the replacements.

Based on its assessment and remediation activities to date, the Company believes that its critical internal software and operating systems are Y2K compliant. The total cost of Y2K expenditures to date as of September 30, 1999 was approximately $19.3 million. Remaining Y2K remediation costs to address secondary issues and contingency plans are anticipated to be approximately $100,000 to $500,000.

The Company is taking all reasonable steps (including obtaining written Y2K compliance assurances from the majority of vendors the Company believes to be critical to its operations and/or financial reporting) to mitigate the risk of major interruptions in day-to-day operations due to Y2K issues. Nevertheless, due to the uncertainty inherent in Y2K issues generally and those that are beyond the Company's control in particular (e.g. the final Y2K readiness of the Company's large commercial customers and its vendors, including banks and other financial institutions; the U.S. Postal Service; common freight, parcel and communications carriers; and electric, gas, water and other public utilities), there can be no assurance that a failure of the Company and/or its major suppliers or customers to adequately address the Y2K issue would not have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes the worst case scenario will be the widespread failure of electrical, gas, water and similar supplies by utilities serving the Company, its suppliers and customers; widespread disruption of the services of banks and other financial institutions, the U.S. Postal Service, and common freight, parcel and communications carriers; widespread disruption in the operations of the Company's commercial customers; widespread disruption to the means and modes of transportation used by the Company's and its suppliers' and commercial customers' ability to gain access to, and remain working in, office buildings and other facilities; the failure of a substantial number of the Company's critical information hardware and software systems; and the failure of outside systems, the effects of which would have a cumulative material adverse impact on the Company's critical systems. The Company believes that the scenario described above is unlikely in some or many respects and that the most reasonably likely worst case scenario will be some minor inconveniences experienced by a small number of its branches in January 2000.

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


Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the failure of the Company or its major suppliers or customers to adequately address the Year 2000 programming issue; potential increases in labor costs; uncertainties of litigation; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.


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

PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings

            See Note 5 to Part I, Item 1 for discussion of certain litigation.


Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits.

                    (3)(i) Restated   Certificate  of  Incorporation  of
                           Rollins, Inc. is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.

                      (ii) By-laws of Rollins,  Inc. is incorporated herein
                           by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.

                    (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

                    (27)   Financial Data Schedule (For Commission Use Only).


            (b)     Reports on Form 8-K.

                    No reports on Form 8-K were filed during third quarter 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROLLINS, INC.
                                       (Registrant)




Date:  November 11, 1999               By: /s/ Gary W. Rollins
                                           -------------------------------------
                                           Gary W. Rollins
                                           President and Chief Operating Officer
                                           (Member of the Board of Directors)


Date:  November 11, 1999               By: /s/ Harry J. Cynkus
                                           -------------------------------------
                                           Harry J. Cynkus
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)