Form 10-K
period 1999-12-31
ROLLINS INC
filed 2000-03-20
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________  to  ________________

                           Commission file No. 1-4422
                           --------------------------
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

       Registrant's telephone number, including area code: (404) 888-2000

           Securities registered pursuant to Section 12(b) of the Act:


          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
      Common Stock, $1 Par Value             The New York Stock Exchange
                                              The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The  aggregate  market  value  of  Rollins,   Inc.  Common  Stock  held  by
non-affiliates on February 29, 2000, was $220,694,369 based on the closing price on the New York Stock Exchange on such date of $16 3/16 per share.

     Rollins, Inc. had 29,881,458 shares of Common Stock outstanding as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1999 are incorporated by reference into Part I, Item 1,
Part II, Items 5-8, and Part IV, Item 14.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-13.

                                     PART I

Item 1. Business

(a) General development of business.

     There have been no significant changes in the nature of business conducted by the Registrant since December 31, 1998. During the year, the Registrant completed several strategic acquisitions designed to strengthen its market position. Details of acquisitions and the creation of the joint venture which is discussed at (c)(1)(ii) below and which are included on page 16 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

(b) Financial information about industry segments.

     The Registrant has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment included on pages 12 and 13 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

(c) Narrative description of business.

         (1)(i) The Registrant is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

         Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies.

         (ii) In 1999 the Registrant and Johnson Wax Professional entered into a joint venture, Acurid Retail Services, L.L.C., created to sell and provide pest elimination services to customers in the retail market. This joint venture was a further market expansion of AcuridSM, Orkin's premium brand of pest elimination services for commercial customers, which was first introduced in 1998.

         (iii) The Registrant maintains sufficient quantities of chemicals and other supplies on hand to alleviate any potential short-term shortage in availability from its national network of suppliers.

         (iv) Other than the Orkin(R), PCO Services, Inc.(R), Acurid Retail Services, L.L.C.(R) trademarks and the AcuridSM service mark, which are material to the Registrant, governmental licenses, patents, trademarks and franchises are of minor importance to the Registrant's service operations. Local licenses and permits are required in order for the Registrant to conduct its pest and termite control services in certain localities. In view of the widespread operations of the Registrant's service operations, the failure of a few local governments to license a facility would not have a material adverse effect on the results of operations of the Registrant.

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

         (viii) The dollar amount of service contracts and backlog orders as of the end of the Registrant's 1999 and 1998 calendar years was approximately $17,750,960 and $14,231,000, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control where services are usually provided within twelve months of receipt.

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

         (xiii) The number of persons employed by the Registrant and its subsidiaries as of February 29, 2000 was approximately 9,350.

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

Item 3. Legal Proceedings.

     One of the Registrant's subsidiaries, Orkin Exterminating Company, Inc., is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The Company believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         Additionally, in the normal course of business, the Registrant is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Registrant personnel and equipment. The Registrant is actively contesting these actions. It is the opinion of Management that the outcome of these actions will not have a material adverse effect on the Registrant's financial position, results of operations or liquidity.

Item 3.A. Forward-Looking Statements.

         This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc., et al. ("Cutler") litigation on the Company's financial condition, results of operations and liquidity; the Company's potential for recurring revenue; and the Company's projected 2000 performance. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of a court ruling against the Company in litigation or in the Cutler litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the failure of the Company or its major suppliers or customers to adequately address the Year 2000 programming issue; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

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

                                                                                                Date First Elected to
Name                                      Age             Office With Registrant                   Present Office
----                                      ---    ------------------------------------------     ----------------------
R. Randall Rollins (1)..................   68    Chairman of the Board and Chief Executive              10/22/91
                                                 Officer
Gary W. Rollins (1).....................   55    President and Chief Operating Officer                   1/24/84
Harry J. Cynkus (2).....................   50    Chief Financial Officer and Treasurer                   5/28/98
Michael W..  Knottek (3)................   55    Vice President and Secretary                            5/28/98
--------------------------

(1)      R. Randall Rollins and Gary W. Rollins are brothers.

(2) Harry J. Cynkus joined the Registrant in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a $300 million wholesaler of electrical supplies. From 1994 to 1996, he served as

         Vice President - Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President - Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President - Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information regarding dividends, stock prices and number of stockholders on page 8 of the 1999 Annual Report to Stockholders, and the principal markets on which the Registrant's Common Stock is traded on page 21 of the 1999 Annual Report to Stockholders, is incorporated herein by reference.

Item 6. Selected Financial Data.

     Selected Financial Data on the inside front cover of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis included on pages 9 through 11 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risk.

     The information under the caption "Market Risk" included in Management's Discussion and Analysis on page 10 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of the Registrant, the Independent Public Accountants' Report and the financial statement schedule incorporated by reference in this report are shown on the accompanying Index to the Consolidated Financial Statements and Schedule.

     Quarterly   Information  is  on  page  8  of  the  1999  Annual  Report incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information under the caption "Election of Directors" included on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 is incorporated herein by reference. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

Item 11. Executive Compensation.

     The information under the caption "Executive Compensation" included on pages 9 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the captions "Capital Stock" and "Election of Directors" included on pages 2 through 3 and pages 4 through 5, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information under the caption "Compensation Committee Interlocks and Insider Participation" included on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 is incorporated herein by reference.

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

             3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

                      (10)(a)Rollins,  Inc. 1984 Employee  Incentive  Stock
                             Option Plan is incorporated herein by reference to
                             Exhibit 10 as filed with its Form 10-K for the year ended December 31, 1996.

                      (10)(b)Rollins, Inc. 1994 Employee Stock Incentive Plan.

                      (10)(c)Rollins,  Inc. 1998 Employee  Stock  Incentive
                             Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed or were required to be filed during the fourth quarter of calendar year 1999.

         (c) Exhibits (inclusive of item 3 above):

                      (2)(a) Asset Purchase Agreement by and between Orkin
                             Exterminating Company, Inc. and PRISM Integrated Sanitation Management, Inc. is incorporated by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.

                         (b) Stock Purchase  Agreement as of September 30, 1999,
                             by and among Orkin Canada, Inc., Orkin Expansion, Inc., S.C.Johnson Commercial Markets, Inc., and S.C. Johnson Professional, Inc.

                         (c) Asset Purchase Agreement as of October 19, 1999 by
                             and between Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc., and Richard L. Redd.

                         (d) First Amendment to Asset Purchase Agreement dated
                             as of December 1, 1999, by and among Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc. and Richard L. Redd.

                         (e) Asset  Purchase  Agreement,  dated as of October 1,
                             1997, by and among Rollins, Ameritech Monitoring Services, Inc. and Ameritech Corporation is incorporated herein by reference to Exhibit 2.1 as filed with its Form 8-K Current Report filed October 16, 1997.

                      (3)(i) Restated Certificate of Incorporation of Rollins,
                             Inc. is incorporated herein by reference to Exhibit
                             (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.

                        (ii) By-laws of Rollins,  Inc. are  incorporated  herein
                             by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.

                      (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

                      (10)(a)Rollins,  Inc.  1984 Employee  Incentive  Stock
                             Option Plan is incorporated herein by reference to Exhibit (10) as filed with its Form 10-K for the year ended December 31, 1996.

                      (10)(b)Rollins, Inc. 1994 Employee Stock Incentive Plan.

                      (10)(c)Rollins,  Inc.  1998 Employee  Stock  Incentive
                             Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

                      (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 which are specifically incorporated herein by reference.

                      (21)   Subsidiaries of Registrant.

                      (23)   Consent of Independent Public Accountants.

                      (24)   Powers of Attorney for Directors.

                      (27)(a)Financial Data Schedule (For Commission Use Only).

                      (27)(b)Restated Financial Data Schedule (For Commission
                             Use Only).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROLLINS, INC.

                                      By:   /s/ R. RANDALL ROLLINS
                                            ---------------------------
                                            R. Randall Rollins
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)
                                      Date: March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ R. RANDALL ROLLINS                    By:   /s/ HARRY J. CYNKUS
      ---------------------------                     ------------------------
      R. Randall Rollins                              Harry J. Cynkus
      Chairman of the Board of Directors              Chief Financial Officer
      (Principal Executive Officer)                   and Treasurer
                                                      (Principal Financial and
                                                       Accounting Officer)
Date: March 15, 2000                            Date: March 15, 2000

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

                  Wilton Looney, Director
                  John W. Rollins, Director
                  Henry B. Tippie, Director
                  James B. Williams, Director
                  Bill J. Dismuke, Director


/s/ GARY W. ROLLINS
------------------------
Gary W. Rollins
As Attorney-in-Fact & Director
March 15, 2000

                         ROLLINS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                    (Item 14)

CONSOLIDATED FINANCIAL STATEMENTS OF ROLLINS, INC. AND SUBSIDIARIES:

     The Registrant's 1999 Annual Report to Stockholders, portions of which are filed with this Form 10-K, contains on pages 12 through 20 the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 and the report of Arthur Andersen LLP on the consolidated financial statements for the years then ended. These consolidated financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The consolidated financial statements include the following:

                                                                Annual Report
(1) Consolidated Financial Statements                              Page(s)
                                                                -------------
Consolidated Statements of Financial Position
  as of December 31, 1999 and 1998...........................        12

Consolidated Statements of Income for each of
  the three years in the period ended
  December 31, 1999..........................................        13

Consolidated Statements of Earnings Retained
  for each of the three years in the period
  ended December 31, 1999....................................        13

Consolidated Statements of Cash Flows for each
  of the three years in the period ended
  December 31, 1999..........................................        14

Notes to Consolidated Financial Statements...................     15-19

Report of Independent Public Accountants on
  Consolidated Financial Statements..........................        20

Report of Independent Public Accountants on Financial Statement
  Schedule, Page 10 of this Form 10-K.

(2) Financial Statement Schedules

    Schedule II - Valuation and Qualifying  Accounts,  Page 11 of this Form
10-K.

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and the Stockholders of Rollins, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the Consolidated Financial Statements included in Rollins, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     /S/ ARTHUR ANDERSEN LLP
                                                     -----------------------
                                                     ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 2000

                         ROLLINS, INC. AND SUBSIDIARIES
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (In thousands of dollars)


                                                                         Additions
                                                            ----------------------------------
                                              Balance at       Charged to       Charged to                            Balance at
                                               Beginning        Costs and         Other                                End of
Description                                    of Period        Expenses        Accounts(2)      Deductions (3)         Period
-----------                                   ----------       ----------       -----------      --------------       ----------
Year ended December 31, 1999
  Allowance for doubtful accounts...........     $ 5,347         $ 6,551          $   434              $ 7,403            $ 4,929
                                                 -------         -------          -------              -------            -------
Year ended December 31, 1998
  Allowance for doubtful accounts...........     $ 9,326         $ 4,502          $     -              $ 8,481            $ 5,347
                                                 -------         -------          -------              -------            -------
Year ended December 31, 1997
  Allowance for doubtful accounts...........     $ 4,457         $14,531          $     -              $ 9,662            $ 9,326
                                                 -------         -------          -------              -------            -------
-----------

NOTE:  (1) The above schedule is prepared reflecting the divestitures of the
           Registrant's RPS business segment and Orkin's Plantscaping and Lawn Care divisions. 1997 has been restated.

       (2) Charged to Other Accounts represents beginning balances of allowances for doubtful accounts of acquired companies.

       (3) Deductions represent the write-off of uncollectible receivables, net of recoveries.

                         ROLLINS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



         Exhibit
          Number
         -------
         (2)(a) Asset Purchase Agreement by and between Orkin Exterminating Company, Inc. and PRISM Integrated Sanitation Management, Inc. is incorporated by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.

            (b) Stock Purchase Agreement as of September 30, 1999, by and among Orkin Canada, Inc., Orkin Expansion, Inc., S.C. Johnson Commercial Markets, Inc., and S.C. Johnson Professional, Inc.

            (c) Asset Purchase Agreement as of October 19, 1999 by and between Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc., and Richard L. Redd.

            (d) First Amendment to Asset Purchase Agreement dated as of December 1, 1999, by and among Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc. and Richard L. Redd.

            (e) Asset Purchase Agreement, dated as of October 1, 1997, by and among Rollins, Ameritech Monitoring Services, Inc. and Ameritech Corporation is incorporated herein by reference to
                 Exhibit 2.1 as filed with its Form 8-K Current Report filed October 16, 1997.

         (3)(i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.

            (ii) By-laws of Rollins, Inc.are incorporated herein by reference to
                 Exhibit 3 (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.

         (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

         (10)(a) Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit 10 as filed with its Form 10-K for the year ended December 31, 1996.

         (10)(b) Rollins, Inc. 1994 Employee Stock Incentive Plan.

         (10)(c) Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

         (13) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 which are specifically incorporated herein by reference.

         (21)    Subsidiaries of Registrant.

         (23)    Consent of Independent Public Accountants.

         (24)    Powers of Attorney for Directors.

         (27)(a) Financial Data Schedule (For Commission Use Only).

         (27)(b) Restated Financial Data Schedule (For Commission Use Only).