Form 10-Q
period 2000-03-31
ROLLINS INC
filed 2000-05-12
CIK 84839

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-4422



                   ------------------------------------------


                                  ROLLINS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                                   51-0068479
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                        Identification No.)

                   2170 Piedmont Road, N.E., Atlanta, Georgia
                    (Address of principal executive offices)

                                      30324
                                   (Zip Code)

                                 (404) 888-2000
              (Registrant's telephone number, including area code)


                   ------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [ X ]      No    [   ]


Rollins, Inc. had 30,026,650 shares of its $1 Par Value Common Stock outstanding as of April 28, 2000.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   ------------

               Item 1.   Financial Statements

                         Consolidated Statements of Financial Position as of
                         March 31, 2000 and December 31, 1999                                              2

                         Consolidated Statements of Income and Earnings
                         Retained for the Quarters Ended March 31, 2000 and 1999                           3

                         Consolidated Statements of Cash Flows for the Quarters
                         Ended March 31, 2000 and 1999                                                     4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                               7

               Item 3.   Quantitative and Qualitative Disclosures About Market
                         Risk                                                                              9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings                                                                10

               Item 2.   Changes in Securities and Use of Proceeds                                        10

               Item 6.   Exhibits and Reports on Form 8-K                                                 10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (In thousands except share data)


                                                                           (Unaudited)
                                                                            March 31,             December 31,
                                                                               2000                   1999
                                                                       ------------------     ------------------

       ASSETS

                   Cash and Short-Term Investments                     $           7,608      $           5,689
                   Marketable Securities                                           2,190                 12,967
                   Trade Receivables, Net                                         46,280                 44,878
                   Materials and Supplies                                         13,593                 13,429
                   Deferred Income Taxes                                          19,454                 19,644
                   Other Current Assets                                           12,665                 11,142
                                                                       ------------------     ------------------

                       Current Assets                                            101,790                107,749

                   Equipment and Property, Net                                    48,845                 46,245
                   Goodwill and Other Intangible Assets                          114,809                112,024
                   Deferred Income Taxes                                          44,934                 45,015
                   Other Assets                                                    3,095                  1,907
                                                                       ------------------     ------------------

                       Total Assets                                    $         313,473      $         312,940
                                                                       ==================     ==================

       LIABILITIES

                   Capital Lease Obligations                           $           3,225      $           3,638
                   Accounts Payable                                               18,381                 15,275
                   Accrued Insurance                                              10,418                 11,165
                   Accrued Payroll                                                18,709                 23,100
                   Unearned Revenue                                               25,307                 20,441
                   Other Expenses                                                 38,664                 37,822
                                                                       ------------------     ------------------

                       Current Liabilities                                       114,704                111,441

                   Capital Lease Obligations                                       1,385                  2,450
                   Accrued Insurance                                              43,631                 43,745
                   Accrual for Termite Contracts                                  52,447                 54,352
                   Long-Term Accrued Liabilities                                  27,304                 29,162
                                                                       ------------------     ------------------

                       Total Liabilities                                         239,471                241,150
                                                                       ------------------     ------------------

                   Commitments and Contingencies

       STOCKHOLDERS' EQUITY

                   Common  Stock,  par value $1 per  share; 99,500,000
                       shares authorized; 30,034,379 and 29,881,402
                       shares issued at March 31, 2000 and December 31,
                       1999, respectively                                         30,034                 29,881
                   Earnings Retained                                              43,968                 41,909
                                                                       ------------------     ------------------

                       Total Stockholders' Equity                                 74,002                 71,790
                                                                       ------------------     ------------------

                       Total Liabilities and Stockholders' Equity      $         313,473      $         312,940
                                                                       ==================     ==================

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

                                         ROLLINS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                                 (In thousands except share and per share data)
                                                   (Unaudited)

                                                                                       Quarters Ended
                                                                                          March 31,
                                                                        ------------------------------------------
                                                                                 2000                   1999
                                                                        -------------------     ------------------

REVENUES

                   Customer Services                                    $         149,550       $       129,886
                                                                        -------------------     ------------------

COSTS AND EXPENSES

                   Cost of Services Provided                                       87,003                76,832
                   Depreciation and Amortization                                    4,267                 2,997
                   Sales, General and Administrative                               57,028                50,431
                   Interest Income                                                    (29)               (1,125)
                                                                        -------------------     ------------------

                                                                                  148,269               129,135
                                                                        -------------------     ------------------

INCOME BEFORE INCOME TAXES                                                          1,281                   751
                                                                        -------------------     ------------------

PROVISION (BENEFIT) FOR INCOME TAXES

                   Current                                                            (63)               (1,395)
                   Deferred                                                           550                 1,679
                                                                        -------------------     ------------------

                                                                                      487                   284
                                                                        -------------------     ------------------

NET INCOME                                                              $             794       $           467
                                                                        ===================     ==================

EARNINGS RETAINED

                   Balance at Beginning of Period                                  41,909                49,746
                   Cash Dividends                                                  (1,492)               (1,524)
                   Common Stock Purchased and Retired                                  --                  (143)
                   Other                                                            2,757                  (121)
                                                                        -------------------     ------------------

BALANCE AT END OF PERIOD                                                $          43,968       $        48,425
                                                                        ===================     ==================

EARNINGS PER SHARE - BASIC AND DILUTED                                  $            0.03       $          0.02
                                                                        ===================     ==================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                    29,934,120            30,486,038

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                  29,937,330            30,493,701

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                     Quarters Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                               2000                   1999
                                                                          ---------------        ---------------

OPERATING ACTIVITIES
                   Net Income                                             $          794         $          467
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                             4,267                  2,997
                         Provision for Deferred Income Taxes                         550                  1,679
                         Other, Net                                                  604                   (133)
                   (Increase) Decrease in Assets:
                         Trade Receivables                                        (1,275)                 3,839
                         Materials and Supplies                                     (164)                  (856)
                         Other Current Assets                                     (1,950)                (2,754)
                         Other Non-Current Assets                                    362                     64
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                    (1,723)                   691
                         Unearned Revenue                                          4,866                  2,617
                         Accrued Insurance                                          (861)                 3,779
                         Accrual for Termite Contracts                            (1,905)                (4,285)
                         Long-Term Accrued Liabilities                            (2,131)                (3,536)
                                                                       ------------------     ------------------

                   Net Cash Provided by Operating Activities                       1,434                  4,569
                                                                       ------------------     ------------------
INVESTING ACTIVITIES
                   Purchases of Equipment and Property                            (4,990)                (3,208)
                   Net Cash Used for Acquisition of Companies                     (2,424)                  (169)
                   Marketable Securities, Net                                     10,894                    684
                                                                       ------------------     ------------------
                   Net Cash Provided by (Used in) Investing
                      Activities                                                   3,480                 (2,693)
                                                                       ------------------     ------------------
FINANCING ACTIVITIES
                   Dividends Paid                                                 (1,492)                (1,524)
                   Common Stock Purchased and Retired                                 --                   (143)
                   Payments on Capital Leases                                     (1,478)                  (835)
                   Other                                                             (25)                    28
                                                                       ------------------     ------------------

                   Net Cash Used in Financing Activities                          (2,995)                (2,474)
                                                                       ------------------     ------------------

                   Net Increase (Decrease) in Cash and Short-Term
                      Investments                                                  1,919                   (598)
                   Cash and Short-Term Investments
                      at Beginning of Period                                       5,689                  1,244
                                                                       ------------------     ------------------
                   Cash and Short-Term Investments
                      at End of Period                                 $           7,608      $             646
                                                                       ==================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.           BASIS OF PREPARATION

                  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

                  These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the quarters ended March 31, 2000 and 1999. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                  In 1997,  the  Financial  Accounting  Standards  Board  issued
                  Statement  of  Financial  Accounting  Standards  No. 130 (SFAS
                  130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. For the quarters ended March 31, 2000 and 1999, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's consolidated financial statements included herein.

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

NOTE 3.           EARNINGS PER SHARE

                  Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                               Quarters Ended March 31,
                                                            2000                   1999
                                                        ------------           ------------
                  Basic EPS                                  29,934                 30,486
                  Effect of Dilutive Stock Options                3                      8
                                                        ------------           ------------
                  Diluted EPS                                29,937                 30,494
                                                        ============           ============

NOTE 4.           LEGAL PROCEEDINGS

                  One of the Company's subsidiaries, Orkin Exterminating Company, Inc., is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The Company believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  Additionally, in the normal course of business, the Company is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Company personnel and equipment. The Company is actively contesting these actions. It is the opinion of Management that the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $794,000 or $0.03 per share for the quarter compared to net income of $467,000 or $0.02 per share for the comparable quarter in 1999. Revenues for the first quarter ended March 31, 2000 increased 15.1% to $149.6 million.

The improvement in earnings for the quarter resulted primarily from quarter-over-quarter increases in both pest and termite control revenue and Cost of Services Provided and Selling, General and Administrative margin improvements. The improvements in revenue and Cost of Services Provided and Selling, General and Administrative margins were partially offset by a decrease in Interest Income and a $203,000 increase in Provision (Benefit) for Income Taxes.

The Company's revenue improvement for the eighth consecutive quarter continued the positive momentum initiated in 1998. The Company believes the improvements in revenue and net income resulted from last year's acquisitions and the strategic programs initiated in 1998 and 1997 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs.

Results of Operations

Revenues increased to $149.6 million for the first quarter 2000 from $129.9 million for the same period of 1999, primarily as a result of increases in pest control customer base and in average termite completion and annual renewal prices. The Company believes the increase in pest control customer base resulted from last year's acquisitions and the success of its more consumer-friendly selling and treatment programs.

Cost of Services Provided was approximately $10.2 million higher than the prior year quarter but improved to represent 58.2% of revenues compared with 59.2% for the same quarter of the prior year. The improvement was primarily attributable to reductions in termite claims experience and operating insurance costs, partially offset by increased pest service salaries resulting from increased revenue and headcount.

Selling, General and Administrative increased $6.6 million or 13.1% but decreased as a percentage of revenues to 38.1% compared with 38.8% for the same quarter of the prior year. The improvement as a percentage of revenues was primarily due to better leveraging of fixed costs due to higher revenues.

Interest Income decreased $1.1 million primarily due to lower invested funds over the same period of the prior year.

The Company's net tax provision of $487,000 for the quarter reflects increased taxable income, as compared to a provision of $284,000 for the same quarter in 1999.

-------------------------------------------------------------------------------------------------------------------------------

Financial Condition

                                                    March 31,              December 31,
(In thousands)                                         2000                    1999
-------------------------------------------------------------------------------------------------------------------------------

Cash and Short-Term Investments                  $          7,608          $        5,689
Marketable Securities                                       2,190                  12,967
                                                 -----------------         ---------------
                                                            9,798                  18,656

Current Ratio                                                 0.9                     1.0

-------------------------------------------------------------------------------------------------------------------------------

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company experienced positive cash flow from operating activities during the first quarter 2000 of $1.4 million, compared with cash provided by operating activities of approximately $4.6 million in the same period of 1999. This decrease resulted primarily from unfavorable changes in working capital related primarily to differences in the timing of accounts receivable, accounts payable and other accrued expenses, partially offset by higher net income from operations, adjusted for non-cash items.

The Company invested approximately $7.4 million in capital expenditures and acquisitions in the first quarter 2000, and expects to invest between $20.0 and $25.0 million in the remainder of 2000, inclusive of improvements to its management information systems. Capital expenditures in the first quarter 2000 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $1.5 million was paid in cash dividends during the first quarter 2000. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances, marketable securities and operating activities. The Company maintains a $40.0 million line of credit, which is available for future acquisitions and growth, if needed.

In 1997 and 1998, Orkin and other pest control industry companies received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised the FTC of the Company's intention to continue to cooperate fully with this investigation. At this point in time, management does not believe this investigation will have a material effect upon its results of operations or financial condition. In addition, the Company is aggressively defending a class action lawsuit filed in Dothan, Alabama. For further discussion, see Note 4 to the accompanying consolidated financial statements.

Year 2000 Issues

Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, the Company began its assessment and remediation processes in 1997 regarding its primary financial and operating systems. The Company's assessment activities included (1) identifying all software and operating systems - both information technology (IT) systems and non-IT systems with embedded technology
- which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, and (3) obtaining assurances from the Company's vendors and its large commercial customers. The Company's remediation activities included replacing certain software and operating systems, followed by testing to ensure the Y2K compliancy of the replacements.

As of April 28, 2000, the Company has not experienced any material adverse effects as a result of Y2K related problems. Although the Company has not endured any material adverse Y2K effects and does not anticipate any such problems, it is possible that certain Y2K problems may exist but have not yet materialized. The total amount of Y2K expenditures as of March 31, 2000 was approximately $19.7 million. Any additional Y2K expenditures are not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc., et al. ("Cutler") litigation on the Company's financial condition, and the Company's ability to fund current operations and obligations and proposed expansion. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of a court ruling against the Company in litigation or in the Cutler litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the failure of the Company or its major suppliers or customers to adequately address the Year 2000 programming issue; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company maintains an investment portfolio, comprised of U.S. government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. The Company has performed an interest rate sensitivity analysis using a duration model over the near term with a 10% change in interest rates. The Company's portfolio is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed are expected.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 2.           Changes in Securities and Use of Proceeds.

                  On March 1, 2000, the Company acquired the pest elimination business of R-S Exterminating Company, partially in exchange for 152,675 shares of the Company's Common Stock. The market value of the Common Stock issued was approximately $2.4 million, which the Company believes approximates the fair value of the net assets acquired. Since the issuance of these shares was not a public issuance, these shares of Common Stock were exempt from registration under the Securities Act of 1933, as amended, Section 4, Paragraph 2.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits

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

                       (27)(a)     Financial Data Schedule (For Commission Use
                                   Only).

                       (27)(b) Restated Financial Data Schedule (For Commission Use Only).

                  (b)   Reports on Form 8-K.

                                   No reports on Form 8-K were filed or were required to be filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROLLINS, INC.
                                     (Registrant)




Date:  May 12, 2000                  By:   /s/ Gary W. Rollins
                                           -------------------------------------
                                           Gary W. Rollins

                                           President and Chief Operating Officer
                                           (Member of the Board of Directors)




Date:  May 12, 2000                  By:   /s/ Harry J. Cynkus
                                           -------------------------------------
                                           Harry J. Cynkus
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)