Form 10-Q
period 2000-06-30
ROLLINS INC
filed 2000-08-14
CIK 84839

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

Yes   [ X ]      No   [   ]

Rollins, Inc. had 30,036,188 shares of its $1 Par Value Common Stock outstanding as of July 31, 2000.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------
               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of June
                         30, 2000 and December 31, 1999                                                    2

                         Condensed Consolidated Statements of Income and Earnings Retained
                         for the Three and Six Months Ended June 30, 2000 and 1999                         3

                         Condensed Consolidated Statements of Cash Flows for the Six Months
                         Ended June 30, 2000 and 1999                                                      4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               10

               Item 4.   Submission of Matters to a Vote of Security Holders.                             10

               Item 6.   Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)

                                                                           (Unaudited)
                                                                             June 30,             December 31,
                                                                               2000                   1999
                                                                       ------------------     ------------------
       ASSETS

                   Cash and Short-Term Investments                      $          9,306       $          5,689
                   Marketable Securities                                           1,161                 12,967
                   Trade Receivables, Net                                         54,658                 44,878
                   Materials and Supplies                                         14,666                 13,429
                   Deferred Income Taxes                                          18,830                 19,644
                   Other Current Assets                                           14,986                 11,142
                                                                       ------------------     ------------------
                       Current Assets                                            113,607                107,749

                   Equipment and Property, Net                                    49,536                 46,245
                   Goodwill and Other Intangible Assets                          114,054                112,024
                   Deferred Income Taxes                                          44,852                 45,015
                   Other Assets                                                    2,108                  1,907
                                                                       ------------------     ------------------
                       Total Assets                                     $        324,157       $        312,940
                                                                       ==================     ==================

       LIABILITIES

                   Capital Lease Obligations                            $          2,767       $          3,638
                   Accounts Payable                                               20,504                 15,275
                   Accrued Insurance                                               8,369                 11,165
                   Accrued Payroll                                                21,491                 23,100
                   Unearned Revenue                                               29,126                 20,441
                   Other Expenses                                                 38,733                 37,822
                                                                       ------------------     ------------------
                       Current Liabilities                                       120,990                111,441

                   Capital Lease Obligations                                       1,015                  2,450
                   Accrued Insurance                                              44,837                 43,745
                   Accrual for Termite Contracts                                  49,915                 54,352
                   Long-Term Accrued Liabilities                                  27,019                 29,162
                                                                       ------------------     ------------------
                       Total Liabilities                                         243,776                241,150
                                                                       ------------------     ------------------
                   Commitments and Contingencies

       STOCKHOLDERS' EQUITY

                    Common  Stock,  par value $1 per share;
                       99,500,000 shares authorized; 30,036,188
                       and 29,881,402 shares issued at June 30, 2000
                       and December 31, 1999, respectively                        30,036                 29,881
                   Earnings Retained                                              50,345                 41,909
                                                                       ------------------     ------------------
                       Total Stockholders' Equity                                 80,381                 71,790
                                                                       ------------------     ------------------
                       Total Liabilities and Stockholders' Equity       $        324,157       $        312,940
                                                                       ==================     ==================

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     EARNINGS RETAINED (In thousands except
                            share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                             -------------------------------      ---------------------------------
                                                                 2000              1999               2000                1999
                                                             -------------     -------------      -------------       -------------
REVENUES

           Customer Services                                  $   180,528       $   162,342        $   330,078         $   292,228
                                                             -------------     -------------      -------------       -------------

COSTS AND EXPENSES

           Cost of Services Provided                               98,762            89,704            185,765             166,536
           Depreciation and Amortization                            4,604             3,181              8,871               6,178
           Sales, General and Administrative                       64,290            58,211            121,318             108,642
           Interest Income                                           (195)           (1,050)              (224)             (2,175)
                                                             -------------     -------------      -------------       -------------
                                                                  167,461           150,046            315,730             279,181
                                                             -------------     -------------      -------------       -------------
INCOME BEFORE INCOME TAXES                                         13,067            12,296             14,348              13,047
                                                             -------------     -------------      -------------       -------------

PROVISION  FOR INCOME TAXES
           Current                                                  4,415             2,995              4,352               1,600
           Deferred                                                   550             1,678              1,100               3,357
                                                             -------------     -------------      -------------       -------------
                                                                    4,965             4,673              5,452               4,957
                                                             -------------     -------------      -------------       -------------

NET INCOME                                                    $     8,102       $     7,623        $     8,896         $     8,090
                                                             =============     =============      =============       =============

EARNINGS RETAINED

           Balance at Beginning of Period                          43,968            48,425             41,909              49,746
           Cash Dividends                                          (1,532)           (1,530)            (3,024)             (3,054)
           Common Stock Purchased and Retired                        (144)           (3,049)              (144)             (3,183)
           Other                                                      (49)            1,119              2,708                 989
                                                             -------------     -------------      -------------       -------------
BALANCE AT END OF PERIOD                                      $    50,345       $    52,588        $    50,345         $    52,588
                                                             =============     =============      =============       =============

EARNINGS PER SHARE - BASIC AND DILUTED                        $      0.27       $      0.25        $      0.30         $      0.27
                                                             =============     =============      =============       =============

WEIGHTED SHARES OUTSTANDING - BASIC                            30,029,576        30,517,760         29,982,112          30,501,965

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,030,229        30,525,638         29,984,044          30,509,843

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          --------------------------------------
                                                                               2000                   1999
                                                                          ---------------        ---------------
OPERATING ACTIVITIES
                   Net Income                                              $       8,896          $       8,090
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                             8,871                  6,178
                         Provision for Deferred Income Taxes                       1,100                  3,357
                         Other, Net                                                  521                   (110)
                   (Increase) Decrease in Assets, Net of
                   Acquisitions:
                         Trade Receivables                                        (9,653)                  (517)
                         Materials and Supplies                                   (1,237)                  (182)
                         Other Current Assets                                     (4,264)                (4,060)
                         Other Non-Current Assets                                  1,340                   (385)
                   Increase (Decrease) in Liabilities, Net of
                   Acquisitions:
                         Accounts Payable and Accrued Expenses                     3,249                  9,383
                         Unearned Revenue                                          8,685                  4,650
                         Accrued Insurance                                        (1,704)                (2,166)
                         Accrual for Termite Contracts                            (4,437)                (9,464)
                         Long-Term Accrued Liabilities                            (2,416)                 2,374
                                                                          ---------------        ---------------

                   Net Cash Provided by Operating Activities                       8,951                 17,148
                                                                          ---------------        ---------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                            (8,600)                (5,202)
                   Net Cash Used for Acquisition of Companies                     (3,374)               (26,326)
                   Marketable Securities, Net                                     11,923                 26,305
                                                                          ---------------        ---------------

                   Net Cash Used in Investing Activities                             (51)                (5,223)
                                                                          ---------------        ---------------

FINANCING ACTIVITIES
                   Dividends Paid                                                 (3,024)                (3,054)
                   Common Stock Purchased and Retired                               (154)                (3,392)
                   Payments on Capital Leases                                     (2,306)                (1,684)
                   Other                                                             201                   (439)
                                                                          ---------------        ---------------

                   Net Cash Used in Financing Activities                          (5,283)                (8,569)
                                                                          ---------------        ---------------

                   Net Increase in Cash and Short-Term
                      Investments                                                  3,617                  3,356
                   Cash and Short-Term Investments
                      at Beginning of Period                                       5,689                  1,244
                                                                          ---------------        ---------------
                   Cash and Short-Term Investments
                      at End of Period                                     $       9,306          $       4,600
                                                                          ===============        ===============

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.           BASIS OF PREPARATION

                  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

                  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                  Statement  of  Financial  Accounting  Standards  No. 130 (SFAS
                  130), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. For the six months ended June 30, 2000 and 1999, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's condensed consolidated financial statements included herein.

                  Certain amounts for prior periods have been reclassified to conform with the current period condensed consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

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

NOTE 3.           EARNINGS PER SHARE

                  Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                    ------------------------------------     ------------------------------------
                                                          2000                 1999                2000                1999
                                                    ----------------     ---------------     ----------------    ----------------
                  Basic EPS                                  30,029              30,518               29,982              30,502
                  Effect of Dilutive Stock Options                1                   8                    2                   8
                                                    ----------------     ---------------     ----------------    ----------------
                  Diluted EPS                                30,030              30,526               29,984              30,510
                                                    ================     ===============     ================    ================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $8.1 million or $0.27 per share for the quarter compared to net income of $7.6 million or $0.25 per share for the comparable quarter in 1999. Net income for the first six months of 2000 increased 10.0% to $8.9 million or $0.30 per share compared to $8.1 million or $0.27 per share for the same period in 1999. Revenues for the second quarter and six months ended June 30, 2000, increased to 11.2% and 13.0%, respectively.

The improvement in earnings for the quarter and first six months resulted primarily from quarter-over-quarter increases in both pest and termite control revenue and Cost of Services Provided and Selling, General and Administrative margin improvements. The improvements in Cost of Services Provided and Selling, General and Administrative margins were partially offset by a decrease in Interest Income and an increase in Provision for Income Taxes.

The Company's revenue improvement for the ninth consecutive quarter continued the positive momentum initiated in 1998. The Company believes the improvements in revenue and net income resulted from the strategic programs initiated in 1997 and 1998 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs.

Results of Operations

Revenues increased to $180.5 million for the second quarter 2000 from $162.3 million for the same quarterly period of 1999. For the first six months of 2000, the Company has generated revenues of $330.1 million, up 13.0% from last year's amount of $292.2 million. Factors contributing to the increase in revenues are increases in the pest control commercial customer base and in average termite completion and annual renewal prices. The increase in pest control commercial customer base resulted from last year's acquisitions and the success of its selling and service programs.

Cost of Services Provided was approximately $9.1 million higher than the prior year quarter but improved to represent 54.7% of revenues compared with 55.3% for the same quarter of the prior year. For the first six months of 2000, Cost of Services Provided improved to represent 56.3% of revenues compared to 57.0% for the prior year period. The improvement was primarily attributable to reductions, as a percentage of revenues, in service salaries, termite claims experience, operating insurance costs and improved inventory management.

Selling, General and Administrative increased $6.1 million but decreased as a percentage of revenues to 35.6% compared to 35.9% for the same quarter of the prior year. For the first half of 2000, Selling, General and Administrative decreased as a percentage of revenues to 36.8% compared with 37.2% for the prior year period. The improvements as a percentage of revenues resulted primarily from better leveraging of fixed costs due to higher revenues.

Interest Income decreased $855,000 compared to the same quarter of the prior year, and decreased $1.9 million for the six months ended June 30, 2000 compared to the same period of the prior year. The decreases were primarily due to lower invested funds over the prior year periods. The decrease in invested funds resulted primarily from the use of cash to fund acquisitions.

The Company's net tax provisions of $5.0 million for the quarter and $5.5 million for the first six months reflect increased taxable income over the prior year periods.

Financial Condition

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $9.0 million for the first six months of 2000 compared with cash provided by operating activities of $17.1 million in the same period of 1999. This decrease resulted primarily from unfavorable changes in working capital related primarily to differences in the timing of accounts receivable, accounts payable and other accrued expenses, partially offset by favorable changes in the accrual for termite contracts and unearned revenue and higher net income from operations, adjusted for non-cash items. The favorable changes in unearned revenue resulted primarily from our new service offering, Directed Liquid-Termite Baiting Program, which has the benefit of generating additional recurring revenue by deferring a portion of termite baiting sales to the balance sheet in the form of unearned revenue. This unearned revenue will be recognized as revenue over the life of the related contracts.

The Company invested approximately $12.0 million in capital expenditures and acquisitions during the first six months of 2000, and expects to invest between $9.0 and $11.0 million during the remainder of 2000, inclusive of improvements to its management information systems. Capital expenditures during the first six months of 2000 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. During the first six months, cash used in financing activities was approximately $5.3 million compared with cash used of $8.6 million for the same period of the prior year. The primary reason for the improvement in cash used is attributable to a
decrease  in  the  amount  of  the  Company's   common  stock   repurchases  and
retirements. Of total cash used in financing activities, approximately $3.0 million was paid in cash dividends and $154,000 was paid for the repurchase and retirement of 10,122 shares of the Company's Common Stock as part of an odd-lot buy-back program. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash balances, marketable securities and operating activities. The Company maintains a $40.0 million line of credit, of which approximately $37.0 million was available for borrowing as of July 31, 2000.

In 1997 and 1998, Orkin and other pest control industry companies received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised the FTC of the Company's intention to continue to cooperate fully with this investigation. At this point in time, management does not believe this investigation will have a material effect upon its results of operations or financial condition. In addition, the Company is aggressively defending a class action lawsuit filed in Dothan, Alabama. For further discussion, see Note 4 to the accompanying condensed consolidated financial statements.

Impact of Recent Accounting Pronouncements
------------------------------------------

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

Forward-Looking Statements
--------------------------

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2000, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through its line of credit as discussed in the liquidity section of Management's Discussion & Analysis. Due to the immaterial amount of such borrowings as of July 31, 2000 and as currently anticipated at December 31, 2000, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Stockholders was held on April 25, 2000. At the meeting, stockholders elected one Class II Director for the three-year term expiring in 2003.

                  Results of the voting were as follows:

                   Election of Class II Director:                             For                          Withheld
                  -------------------------------------------      -------------------------      --------------------------
                   Gary W. Rollins                                         27,467,457                       228,252

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits

                        (3) (i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-K for the year ended December 31, 1997.

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

                        (27)(a)   Financial Data Schedule (For Commission Use
                                  Only).

                        (27)(b) Restated Financial Data Schedule (For Commission Use Only).

                  (b)   Reports on Form 8-K.

                                  No  reports  on Form 8-K  were  filed or were
                                  required  to  be  filed   during  the  second
                                  quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROLLINS, INC.
                                     (Registrant)




Date:  August 14, 2000               By:  /s/ Gary W. Rollins
                                         --------------------------
                                           Gary W. Rollins
                                           President and Chief Operating Officer
                                           (Member of the Board of Directors)


Date:  August 14, 2000               By:  /s/ Harry J. Cynkus
                                         --------------------------
                                           Harry J. Cynkus
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                            Officer)