Form 10-K/A
period 1999-12-31
ROLLINS INC
filed 2000-11-03
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K/A
                                   Amendment No. 1

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

     Rollins, Inc. had 29,881,458 shares of Common Stock outstanding as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 1999 are incorporated by reference into Part I, Item 1,
Part II, Items 5-7, and Part IV, Item 14.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-13.

The purpose of this amendment is to amend Item 8 of the Registrant's Form 10-K for the year ended December 31, 1999, which was filed with the Commission on March 20, 2000, in order to add Footnote 11 to the financial statements regarding the disclosure of a subsequent event.

Item 8.  Financial Statements and Supplementary Data

consolidated statements of financial position
ROLLINS, INC. AND SUBSIDIARIES


At December 31, (In thousands except share data)                   1999                    1998
-------------------------------------------------------------------------------------------------
ASSETS
   Cash and Short-Term Investments                            $   5,689               $   1,244
   Marketable Securities                                         12,967                 110,229
   Trade Receivables, Net                                        44,878                  42,353
   Materials and Supplies                                        13,429                  13,335
   Deferred Income Taxes                                         19,644                  20,083
   Other Current Assets                                          11,142                  11,864
                                                             ------------------------------------

      Current Assets                                            107,749                 199,108

   Equipment and Property, Net                                   46,245                  35,466
   Goodwill and Other Intangible Assets                         112,024                  47,092
   Deferred Income Taxes                                         45,015                  44,369
   Other Assets                                                   1,907                   1,230
                                                             ------------------------------------
      Total Assets                                            $ 312,940               $ 327,265
                                                             ====================================

LIABILITIES
   Capital Lease Obligations                                  $   3,638               $   3,419
   Accounts Payable                                              15,275                  10,890
   Accrued Insurance                                             11,165                  18,348
   Accrued Payroll                                               23,100                  18,400
   Accrued Pension                                                6,523                   5,635
   Unearned Revenue                                              20,441                  15,210
   State Income Taxes Payable                                     6,295                   7,188
   Accrual for Termite Contracts                                 15,000                  25,800
   Other Expenses                                                10,004                  10,203
                                                             ------------------------------------

      Current Liabilities                                       111,441                 115,093

   Capital Lease Obligations                                      2,450                   6,090
   Accrued Insurance                                             43,745                  38,975
   Accrual for Termite Contracts                                 54,352                  66,350
   Long-Term Accrued Liabilities                                 29,162                  20,522
                                                             ------------------------------------
      Total Liabilities                                         241,150                 247,030
                                                             ------------------------------------
   Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Common Stock, par value $1 per share; 99,500,000
      shares authorized;  29,881,402 and 30,488,741
      shares issued                                              29,881                  30,489
   Earnings Retained                                             41,909                  49,746
                                                             ------------------------------------
      Total Stockholders' Equity                                 71,790                  80,235
                                                             ------------------------------------
      Total Liabilities and Stockholders' Equity              $ 312,940               $ 327,265
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

consolidated statements of income
ROLLINS, INC. AND SUBSIDIARIES


Years Ended December 31, (In thousands except per share data)      1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------------
REVENUES
   Customer Services                                          $ 586,639               $ 549,136               $ 538,639
                                                             ------------------------------------------------------------
COSTS AND EXPENSES
   Cost of Services Provided                                    341,487                 327,353                 362,161
   Depreciation and Amortization                                 13,433                  11,458                  10,712
   Provision for Termite Contracts                                    -                       -                 117,000
   Sales, General and Administrative                            223,235                 214,182                 225,356
   Interest Income                                               (3,048)                 (8,981)                 (7,588)
                                                             ------------------------------------------------------------
                                                                575,107                 544,012                 707,641
                                                             ------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                11,532                   5,124                (169,002)
                                                             ------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAXES
   Current                                                       (2,694)                 (4,937)                  6,021
   Deferred                                                       7,076                   6,884                 (70,242)
                                                             ------------------------------------------------------------
                                                                  4,382                   1,947                 (64,221)
                                                             ------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          7,150                   3,177                (104,781)
                                                             ------------------------------------------------------------
DISCONTINUED OPERATIONS
   Operating Income, Less Income Tax Expense of $119                  -                       -                     192
   Gain on Disposal, Less Income Tax Expense of
      $2,090 and $70,214 in 1998 and 1997, Respectively               -                   3,410                 106,086
                                                             ------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                   -                   3,410                 106,278
                                                             ------------------------------------------------------------
NET INCOME                                                    $   7,150               $   6,587               $   1,497
                                                             ============================================================
EARNINGS (LOSS) PER SHARE
   Continuing Operations                                      $     .24               $     .10               $   (3.09)
   Discontinued Operations                                            -                     .11                    3.13
                                                             ------------------------------------------------------------
EARNINGS PER SHARE - BASIC AND DILUTED                        $     .24               $     .21               $     .04
-------------------------------------------------------------------------------------------------------------------------

consolidated statements of earnings retained
ROLLINS, INC. AND SUBSIDIARIES


Years Ended December 31, (In thousands except per share data)      1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                  $  49,746               $ 112,365               $ 155,696
Net Income                                                        7,150                   6,587                   1,497
Cash Dividends                                                   (6,076)                (16,064)                (20,360)
Common Stock Purchased and Retired                              (11,076)                (53,429)                (24,733)
Common Stock Issued for Acquisition of Companies                  1,892                       -                       -
Other                                                               273                     287                     265
                                                             ------------------------------------------------------------
Balance at End of Year                                        $  41,909               $  49,746               $ 112,365
                                                             ============================================================
DIVIDENDS PER SHARE                                           $     .20               $     .50               $     .60
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

consolidated statements of cash flows
ROLLINS, INC. AND SUBSIDIARIES


Years Ended December 31, (In thousands)                            1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                 $   7,150               $   6,587               $   1,497
   Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used in) Operating Activities:
         Provision for Termite Contracts                              -                       -                 117,000
         Provision for Self-Insurance Reserves                        -                       -                  15,000
         Provision for Bad Debts                                      -                       -                   8,000
         Depreciation and Amortization                           13,433                  11,458                  10,712
         Provision (Benefit) for Deferred Income Taxes            7,076                   8,974                 (69,228)
         Discontinued Operations, Net of Taxes                        -                  (3,410)               (106,278)
         Other, Net                                               1,471                   5,121                   7,169
   (Increase) Decrease in Assets:
         Trade Receivables                                        2,243                   7,087                   7,505
         Materials and Supplies                                   1,310                   1,719                  (3,388)
         Other Current Assets                                      (759)                  1,638                  (2,034)
         Other Non-Current Assets                                (6,611)                    520                  (2,330)
   Increase (Decrease) in Liabilities:
         Accounts Payable and Accrued Expenses                   (1,186)                (15,167)                 11,608
         Unearned Revenue                                         5,134                   1,379                   2,154
         Accrued Insurance                                       (2,413)                  5,220                   9,629
         Accrual for Termite Contracts                          (22,798)                (24,850)                      -
         Long-Term Accrued Liabilities                            4,112                  (6,955)                 (1,336)
                                                             ------------------------------------------------------------
   Net Cash Provided by (Used in) Operating Activities            8,162                    (679)                  5,680
                                                             ============================================================

INVESTING ACTIVITIES
   Purchases of Equipment and Property                          (18,818)                (10,402)                 (8,956)
   Net Cash Used for Acquisition of Companies                   (60,964)                 (3,517)                 (1,440)
   Net Proceeds from Sale of Discontinued Operations,
      Net of Current Taxes Paid                                       -                       -                 156,469
   Marketable Securities, Net                                    97,145                 (35,033)                  9,846
                                                             ------------------------------------------------------------
   Net Cash Provided by (Used in) Investing Activities           17,363                 (48,952)                155,919
                                                             ============================================================
FINANCING ACTIVITIES
   Dividends Paid                                                (6,076)                (16,064)                (20,360)
   Common Stock Purchased and Retired                           (11,795)                (56,195)                (26,083)
   Payments on Capital Leases                                    (3,421)                 (2,868)                 (2,521)
   Other                                                            212                     160                     300
                                                             ------------------------------------------------------------
   Net Cash Used in Financing Activities                        (21,080)                (74,967)                (48,664)
                                                             ============================================================

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                          -                       -                     757
                                                             ------------------------------------------------------------
   Net Increase (Decrease) in Cash and Short-Term Investments     4,445                (124,598)                113,692
   Cash and Short-Term Investments at Beginning of Year           1,244                 125,842                  12,150
                                                             ------------------------------------------------------------
   Cash and Short-Term Investments at End of Year             $   5,689               $   1,244               $ 125,842
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

notes to consolidated financial statements
Years Ended December 31, 1999, 1998 and 1997  ROLLINS, INC. AND SUBSIDIARIES


1. SIGNIFICANT ACCOUNTING POLICIES

Business Description - Rollins, Inc. (the Company) is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." As the Company has only one reportable segment - its pest and termite control business - the majority of the disclosures required by SFAS 131 do not apply to the Company. In regard to the general disclosures required by SFAS 131, the Company's results of operations and its financial condition are not significantly reliant upon any single customer or the Company's foreign operations.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Rollins, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Estimates Used in the Preparation of Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues - Revenue is recognized at the time  services are  performed.

Cash and Short-Term Investments - The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments are stated at cost which approximates fair market value.

Marketable Securities - The Company's marketable securities are classified as "available for sale" and have been recorded at current market value with an offsetting adjustment to stockholders' equity.

Materials and Supplies - Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Equipment and Property - Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. These estimated outstanding claims have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrued Insurance.

Advertising - Advertising expenses are charged to income during the year in which they are incurred. The total advertising costs were approximately $28.3 million in 1999 and $27.5 million for each of the years 1998 and 1997.

Income Taxes - The Company follows the practice of providing for income taxes based on SFAS 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Earnings Per Share - In 1997, the Company adopted SFAS 128, "Earnings Per Share" (EPS), which requires companies to present basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS are the same for all years reported.

   A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

(In thousands)                                1999           1998          1997
--------------------------------------------------------------------------------
 Basic EPS                                  30,325          31,973       33,896
 Effect of Dilutive
   Stock Options                                 7              30           28
                                           -------------------------------------
 Diluted EPS                                30,332          32,003       33,924
--------------------------------------------------------------------------------

Stock-Based Compensation - As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 to the consolidated financial statements for additional information.

Comprehensive Income - In 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. For the years ended December 31, 1999, 1998 and 1997, comprehensive income is not materially different from net notes to consolidated financial statements (continued)
Years Ended December 31, 1999, 1998 and 1997  ROLLINS, INC. AND SUBSIDIARIES

income and, as a result, the impact of SFAS 130 is not reflected in the Company's consolidated financial statements.

Reclassifications - Certain amounts for previous years have been reclassified to conform with the 1999 consolidated financial statement presentation.

2. CHANGES IN ACCOUNTING ESTIMATES

In the fourth quarter of 1997, the Company made certain changes in accounting estimates totaling $23.0 million due to 1997 events and new information becoming available. The Company's provision for its self-insurance program for automobile, workers' compensation, and general liability was increased by $15.0 million. This provision has been reflected in the Consolidated Statements of Income in the line item entitled Cost of Services Provided. The provision for bad debts was also increased by $8.0 million and has been reflected in the Consolidated Statements of Income in the line item entitled Sales, General and Administrative.

   In the fourth quarter of 1997, a provision for termite contracts of $117.0 million was recorded related to the estimated costs of reinspections, reapplications, repair claims and associated labor, chemicals, and other costs incurred relative to termite work performed prior to December 31, 1997. These anticipated costs reflected the Company's response to current trends in the termite treatment area of its operations and the pest control industry. The provision was reflected in the 1997 Consolidated Statements of Income in the line item entitled Provision for Termite Contracts. The related liabilities at December 31, 1999 and 1998, reflecting the estimated costs incurred but as yet unpaid related to termite work performed prior to these dates, have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrual for Termite Contracts.

3. ACQUISITIONS AND JOINT VENTURE

On April 30, 1999, the Company and Johnson Wax Professional entered into a joint venture, Acurid Retail Services, L.L.C. (Acurid Retail), created to sell and provide pest elimination services to customers in the retail market and jointly contributed existing customers to the joint venture. The Company owns 50% of the joint venture, which is accounted for using the equity method. In addition, on April 30, 1999, the Company's wholly-owned subsidiary, Orkin Exterminating Company, Inc. (Orkin), acquired the remaining pest elimination business operations of PRISM, a subsidiary of Johnson Wax Professional, for approximately twenty-four million dollars. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately sixteen million dollars which are being amortized over a life of twenty years using the straight-line method.

  On October 29, 1999, Orkin acquired PCO Services, Inc. (PCO), a subsidiary of Johnson Wax Professional. Orkin acquired all the shares of capital stock of PCO for approximately twenty-five million dollars. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately five hundred thousand dollars which are being amortized over a life of twenty years using the straight-line method.

  On December 3, 1999, Orkin acquired the pest control business operations of Redd Pest Control Company, Inc. (Redd) for approximately thirteen million dollars, of which approximately seven million dollars was paid in cash. Under the terms of the agreement, Orkin acquired all the pest control customers of Redd, together with certain assets. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately eight million dollars which are being amortized over a life of twenty years using the straight-line method.

4. DISCONTINUED OPERATIONS

In October 1997, the Company sold its Rollins Protective Services (RPS) business segment for approximately $200.0 million in cash. In July 1997, the Company sold its Lawn Care and Plantscaping divisions for approximately $37.0 million in cash. In 1997, the Company estimated its liabilities associated with these divested operations and recorded a gain from the sales of RPS and the Lawn Care and Plantscaping divisions of $106.1 million, net of taxes. In the fourth quarter of 1998, the Company reevaluated its liabilities associated with these divested operations and recorded an additional gain of $3.4 million, net of taxes.

   The Company's results of operations for the year ended December 31, 1997 have been restated for the divestitures of the RPS business segment and the Lawn Care and Plantscaping divisions. The results of operations of these divested operations and the gains on their disposal have been reflected in the Consolidated Statements of Income in the section entitled Discontinued Operations.

   Summarized financial information for the discontinued operations is as follows:


(In thousands)                                                             1997
--------------------------------------------------------------------------------
Revenues                                                               $ 64,721
Income Before Income Taxes                                                  311
Net Income                                                                  192
Assets                                                                        -
Liabilities                                                                   -
Net Assets of  Discontinued Operations                                 $      -
--------------------------------------------------------------------------------

                                       16
notes to consolidated financial statements (continued)
Years Ended December 31, 1999, 1998 and 1997  ROLLINS, INC. AND SUBSIDIARIES

5. TRADE RECEIVABLES

Trade receivables, net, at December 31, 1999, totaling $44.9 million and at December 31, 1998, totaling $42.4 million are net of allowances for doubtful accounts of $4.9 million and $5.3 million, respectively. Trade receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates. These amounts were approximately $6.7 million and $9.0 million at the end of 1999 and 1998, respectively. The carrying amount of installment receivables approximates fair value because the interest rates approximate market rates.

6. EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

(In thousands)                                        1999                 1998
--------------------------------------------------------------------------------
Buildings                                         $ 10,158             $  9,759
Operating Equipment                                 56,445               44,805
Furniture and Fixtures                              10,186                8,542
Computer Equipment Under
   Capital Leases                                    7,787                8,736
                                                 -------------------------------
                                                    84,576               71,842
Less - Accumulated
   Depreciation                                     41,912               39,704
                                                 -------------------------------
                                                    42,664               32,138
Land                                                 3,581                3,328
                                                 -------------------------------
                                                  $ 46,245             $ 35,466
--------------------------------------------------------------------------------

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over net assets of businesses acquired and is stated at cost less accumulated amortization. Goodwill which arose from acquisitions prior to November 1970 is not being amortized for financial statement purposes, since, in the opinion of Management, there has been no decrease in the value of the acquired businesses. Goodwill arising from acquisitions since November 1970 is being amortized from fifteen to forty years.

   Other  intangible   assets  include   trademarks,   customer   contracts  and
non-compete agreements and are being amortized from three to twenty years.

8. INCOME TAXES

A  reconciliation  between taxes  computed at the  statutory  rate on the Income
(Loss) From Continuing Operations Before Income Taxes and the Provision (Benefit) for Income Taxes is as follows:

(In thousands)                                1999           1998          1997
--------------------------------------------------------------------------------
Federal Income Taxes
   at Statutory Rate                     $   4,036      $   1,595     $ (64,680)
State Income Taxes
   (Net of Federal Benefit)                    697            367           268
Other                                         (351)           (15)          191
                                        ----------------------------------------
                                         $   4,382      $   1,947     $ (64,221)
--------------------------------------------------------------------------------

     The Provision (Benefit) for Income Taxes was based on a 38.0% estimated effective income tax rate on Income (Loss) From Continuing Operations Before Income Taxes for the years ended December 31, 1999, 1998 and 1997. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state income taxes.

     During 1999, the Company paid income taxes of $662,000, net of refunds received. For 1998, the Company received a refund of income taxes of $2.4 million, net of payments. Income taxes remitted, related to both continuing and discontinued operations, were $85.2 million for the year ended December 31, 1997.

  Components of the net deferred income tax assets (liabilities) at December 31, 1999 and 1998 include:

(In thousands)                                        1999                 1998
--------------------------------------------------------------------------------
Termite Accrual                                   $ 34,322             $ 40,125
Insurance Reserves                                  35,035               31,909
Safe Harbor Lease                                   (9,847)             (11,449)
Other                                                5,149                3,867
                                                 -------------------------------
                                                  $ 64,659             $ 64,452
--------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES

The Company has capitalized lease obligations and several operating leases. The minimum lease payments under the capital leases and non-cancelable operating leases with terms in excess of one year, in effect at December 31, 1999, are summarized as follows:

                                                  Capitalized         Operating
(In thousands)                                         Leases            Leases
--------------------------------------------------------------------------------
2000                                                 $  3,918          $ 22,618
2001                                                    2,231            19,837
2002                                                      307            14,239
2003                                                        -             9,682
2004                                                        -             6,751
Thereafter                                                  -            34,390
                                                    ----------------------------
                                                     $  6,456          $107,517
                                                                      ==========
Amount Representing Interest                             (368)
                                                    ----------
Present Value of Obligations                            6,088
Portion Due Within One Year                            (3,638)
                                                    ----------
Long-Term Obligations                                $  2,450
--------------------------------------------------------------------------------

     Total rental expense under operating leases charged to operations was $25.6 million, $25.4 million and $23.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company is aggressively defending a lawsuit filed in Dothan, Alabama, in which the plaintiffs seek compensatory damages for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The Company believes this notes to consolidated financial statements (continued)
Years Ended December 31, 1999, 1998 and 1997  ROLLINS, INC. AND SUBSIDIARIES

case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  The Company is involved in other litigation matters incidental to its business. With respect to such other suits, Management does not believe the litigation in which it is involved will have a material effect upon its results of operations or financial condition.

10. EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the Plan) covering all employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA.

   The funded status of the Plan and the resulting accrued benefit liability are summarized as follows at December 31:

(In thousands)                                        1999                 1998
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year           $ 77,288             $ 66,908
Service Cost                                         4,379                3,611
Interest Cost                                        5,694                5,182
Actuarial (Gain) Loss                               (8,263)               4,258
Benefits Paid                                       (3,672)              (2,671)
                                                 -------------------------------
Benefit Obligation at End of Year                   75,426               77,288

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at
   Beginning of Year                                63,258               59,741
Actual Return on Plan Assets                         2,928                6,188
Employer Contribution                                4,000                    -
Benefits Paid                                       (3,672)              (2,671)
                                                 -------------------------------
Fair Value of Plan Assets at End of Year            66,514               63,258
                                                 -------------------------------
Funded Status                                       (8,912)             (14,030)
Unrecognized Net Actuarial Loss                      2,546                8,621
Unrecognized Prior Service Cost                       (157)                (226)
                                                 -------------------------------
Accrued Benefit Liability                         $ (6,523)            $ (5,635)
--------------------------------------------------------------------------------

Accrued benefit liabilities at December 31, 1999 and 1998 of $6.5 million and $5.6 million, respectively, have been reflected in the Consolidated Statements of Financial Position in the line item entitled Accrued Pension.

   The weighted-average assumptions as of December 31 were as follows:

(In thousands)                                1999           1998          1997
--------------------------------------------------------------------------------
Discount Rate                                  8.0%           7.0%          7.5%
Expected Return on Plan Assets                 9.5%           9.5%          9.5%
Rate of Compensation Increase                  5.0%           4.0%          4.5%
--------------------------------------------------------------------------------

   The components of net periodic benefit cost for the past three years are summarized as follows:

(In thousands)                                1999           1998          1997
--------------------------------------------------------------------------------
Service Cost                               $ 4,379        $ 3,611       $ 3,221
Interest Cost                                5,694          5,182         4,437
Expected Return on
   Plan Assets                              (5,751)        (5,269)       (5,007)
Net Amortizations:
   Amortization of Net Asset                     -              -          (575)
   Amortization of Net Loss                    634            203             -
   Amortization of Net
    Prior Service Cost                         (69)           (36)          (31)
                                         ---------------------------------------
Net Periodic Benefit Cost                 $  4,887        $ 3,691       $ 2,045
--------------------------------------------------------------------------------

  In 1998, the Company adopted SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The 1997 amounts shown in the tables above have been restated in accordance with the disclosures required by SFAS 132.

   At December 31, 1999, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $4.5 million.

   The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The charges to expense for the Company match were approximately $2.2 million in 1999, $1.5 million in 1998 and $1.7 million in 1997.

   The Company has two Employee Incentive Stock Option Plans, the first adopted in January 1994 (1994 Plan) and the second adopted in April 1998 (1998 Plan) as a supplement to the 1994 Plan. An aggregate of 3.0 million shares of Common Stock may be granted under various stock incentive programs sponsored by these plans, at a price not less than the market value of the underlying stock on the date of grant. Options may be issued under the 1994 Plan and the 1998 Plan through January 2004 and April 2008, respectively, and expire ten years from the date of grant, if not exercised.

notes to consolidated financial statements (continued)
Years Ended December 31, 1999, 1998 and 1997  ROLLINS, INC. AND SUBSIDIARIES

   Options are also outstanding under a prior Employee Incentive Stock Option Plan (1984 Plan). Under this plan, 1.2 million shares of Common Stock were subject to options granted during the ten-year period ended October 1994. The options were granted at the fair market value of the shares on the date of grant and expire ten years from the date of grant, if not exercised. No additional options will be granted under the 1984 Plan.
     Option transactions during the last three years for the 1998, 1994 and 1984 Plans are summarized as follows:

(In thousands)                                1999           1998          1997
--------------------------------------------------------------------------------
Number of Shares Under
   Stock Options:
Outstanding at
   Beginning of Year                     1,144,620        359,785       300,132
Granted                                    874,000        890,000       197,600
Exercised                                     (246)        (3,550)       (7,657)
Cancelled                                 (252,200)      (101,615)     (130,290)
                                        ----------------------------------------
Outstanding at End of Year               1,766,174      1,144,620       359,785
Exercisable at End of Year                 263,834        106,960        80,405

Weighted-Average
   Exercise Price:
Granted                                    $ 16.31        $ 19.69       $ 19.25
Exercised                                    13.25          13.18         12.47
Cancelled                                    18.53          20.77         22.57
Outstanding at End of Year                   18.66          20.42         22.29
Exercisable at End of Year                   21.29          23.40         23.31
--------------------------------------------------------------------------------

   Information with respect to options outstanding and options exercisable at December 31, 1999 is as follows:


Exercise                  Number        Average Remaining                Number
Price                Outstanding         Contractual Life           Exercisable

 $12.25                    3,180              0.08 years                  3,180
  13.25                   11,494              1.08                       11,494
  19.08                    4,200              2.08                        4,200
  25.50                    2,900              3.08                        2,900
  28.38                   78,900              4.08                       57,900
  24.25                    4,000              5.08                        1,920
  20.88                   40,000              6.08                        9,360
  19.25                  117,000              7.08                       36,880
  19.69                  715,000              8.33                      136,000
  16.31                  789,500              9.08                            -
--------------------------------------------------------------------------------
                       1,766,174                                        263,834
--------------------------------------------------------------------------------

   The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options granted in 1999, 1998 and 1997 under SFAS 123 (See Note 1 to the consolidated financial statements), the Company's net income, as disclosed on the Consolidated Statements of Income, would have been reduced by approximately $1.2 million in 1999, $578,000 in 1998 and $103,000 in 1997. Earnings per share would have been reduced by $.04 in 1999 and $.02 in 1998, with no earnings per share effect in 1997.
   The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.30, $6.07 and $5.34, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                              1999           1998          1997
--------------------------------------------------------------------------------
Risk-Free Interest Rate                       5.12%          6.04%         5.69%
Expected Life, in Years                          8              8             8
Expected Volatility                          21.30%         23.22%        18.55%
Expected Dividend Yield                       2.49%          2.37%         2.17%
--------------------------------------------------------------------------------

11. SUBSEQUENT EVENT

On May 14, 1999 a lawsuit was filed in the Circuit Court of Macon County, Alabama against the Company's subsidiary, Orkin Exterminating Company, Inc. ("Orkin")alleging breach of contract and fraud. The suit asserts a failure to treat and inspect the residence of the plaintiff and to repair the termite damage and alleges that Orkin concealed alleged misconduct by suppressing material facts. On August 18, 2000, the jury in the matter of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell, returned a verdict of $80.8 million against Orkin. The award consisted of $800,000 in compensatory damages (including property damage and mental anguish) and $80.0 million in punitive damages. The jury found simply that the contract had been breached and Orkin had committed fraud.

It is Orkin's position that it complied with its contractual obligations and that it did not attempt to conceal alleged misconduct or suppress material facts. Orkin will vigorously pursue post-trial relief and its right to appeal. However, if the verdict is permitted to stand, it would have a material adverse impact on the Company and Orkin. Although, it is the opinion of management and Orkin's attorneys involved in the case that this verdict will be substantially reduced and that the ultimate resolution of this litigation will not have a material impact on the Company and Orkin, there is no assurance that the verdict will be reduced or reversed on appeal.

REPORT OF MANAGEMENT
To the Stockholders of Rollins, Inc.:

We have prepared the accompanying financial statements and related information included herein for the years ended December 31, 1999, 1998 and 1997. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles, appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

Rollins, Inc. maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system and controls and compliance therewith are reviewed by an extensive program of internal audits and by our independent public accountants. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system should not exceed the benefit to be derived. We believe the Company's system provides this appropriate balance.

The Board of Directors pursues its review and oversight role for these financial statements through an Audit Committee composed of three outside directors. The Audit Committee's duties include recommending to the Board of Directors the appointment of an independent accounting firm to audit the financial statements of Rollins, Inc. The Audit Committee meets periodically with management and the Board of Directors. It also meets with representatives of the internal auditors and independent public accountants and reviews the work of each to insure that their respective responsibilities are being carried out and to discuss related matters. Both the internal auditors and independent public accountants have direct access to the Audit Committee.

/s/ R. Randall Rollins                      /s/ Harry J. Cynkus
----------------------                      -------------------
R. Randall Rollins                          Harry J. Cynkus
Chairman of the Board and                   Chief Financial Officer
Chief Executive Officer                     and Treasurer

Atlanta, Georgia
February 16, 2000


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Directors and Stockholders of Rollins, Inc.:

We have audited the accompanying statements of financial position of Rollins, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related statements of income, earnings retained and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP

Atlanta, Georgia
February 16, 2000 (except with respect to the matter discussed in Note 11, as to which the date is October 30, 2000)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROLLINS, INC.

                                      By:   /s/ GARY W. ROLLINS
                                            ---------------------------
                                            Gary W. Rollins
                                            President and Chief Operating
                                            Officer
                                            (Member of the Board of Directors)
                                      Date: November 3, 2000


                                      By:   /s/ HARRY J. CYNKUS
                                            ---------------------------
                                            Harry J. Cynkus
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial and Accounting
                                             Officer)
                                      Date: November 3, 2000