Form 10-Q
period 2000-09-30
ROLLINS INC
filed 2000-11-13
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

Yes      [ X ]      No    [    ]


Rollins, Inc. had 30,035,881 shares of its $1 Par Value Common Stock outstanding as of October 31, 2000.

                                                 ROLLINS, INC. AND SUBSIDIARIES

                                                             INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of
                         September 30, 2000 and December 31, 1999                                          2

                         Condensed Consolidated Statements of Income and Earnings Retained
                         for the Three and Nine Months Ended September 30, 2000 and 1999                   3

                         Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended September 30, 2000 and 1999                                          4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               10

               Item 6.   Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)


                                                                            (Unaudited)
                                                                           September 30,          December 31,
                                                                                2000                  1999
                                                                       --------------------   ------------------

       ASSETS
                   Cash and Short-Term Investments                     $             263      $           5,689
                   Marketable Securities                                               -                 12,967
                   Trade Receivables, Net                                         56,652                 44,878
                   Materials and Supplies                                         13,036                 13,429
                   Deferred Income Taxes                                          18,209                 19,644
                   Other Current Assets                                           13,249                 11,142
                                                                       --------------------   ------------------

                       Current Assets                                            101,409                107,749

                   Equipment and Property, Net                                    50,229                 46,245
                   Goodwill and Other Intangible Assets                          117,377                112,024
                   Deferred Income Taxes                                          44,747                 45,015
                   Other Assets                                                    1,950                  1,907
                                                                       --------------------   ------------------

                       Total Assets                                    $         315,712      $         312,940
                                                                       ====================   ==================

       LIABILITIES
                   Capital Lease Obligations                           $           2,302      $           3,638
                   Accounts Payable                                               14,565                 15,275
                   Accrued Insurance                                              10,871                 11,165
                   Accrued Payroll                                                21,798                 23,100
                   Unearned Revenue                                               29,819                 20,441
                   Other Expenses                                                 39,801                 37,822
                                                                       --------------------   ------------------

                       Current Liabilities                                       119,156                111,441

                   Capital Lease Obligations                                         638                  2,450
                   Accrued Insurance                                              47,704                 43,745
                   Accrual for Termite Contracts                                  40,162                 54,352
                   Long-Term Accrued Liabilities                                  26,764                 29,162
                                                                       --------------------   ------------------

                       Total Liabilities                                         234,424                241,150
                                                                       --------------------   ------------------

                   Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                    shares authorized; 30,035,881 and 29,881,402
                    shares issued at September 30, 2000 and December
                    31, 1999, respectively                                        30,036                 29,881
                   Earnings Retained                                              51,252                 41,909
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                 81,288                 71,790
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $         315,712      $         312,940
                                                                       ====================   ==================

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       2

                         ROLLINS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                              -------------------------------      ---------------------------------
                                                                 2000              1999               2000                1999
                                                             -------------     -------------      -------------       -------------
REVENUES
           Customer Services                                 $    172,373      $    154,102       $    502,451        $    446,330
                                                             -------------     -------------      -------------       -------------

COSTS AND EXPENSES
           Cost of Services Provided                               99,949            89,107            285,714             255,643
           Depreciation and Amortization                            4,677             3,384             13,548               9,562
           Sales, General and Administrative                       63,950            60,223            185,268             168,865
           Interest Income                                            (14)             (923)              (238)             (3,098)
                                                             -------------     -------------      -------------       -------------
                                                                  168,562           151,791            484,292             430,972

                                                             -------------     -------------      -------------       -------------

INCOME BEFORE INCOME TAXES                                          3,811             2,311             18,159              15,358

                                                             -------------     -------------      -------------       -------------
PROVISION  FOR INCOME TAXES
           Current                                                    898              (801)             5,250                 799
           Deferred                                                   550             1,680              1,650               5,037
                                                             -------------     -------------      -------------       -------------

                                                                    1,448               879              6,900               5,836
                                                             -------------     -------------      -------------       -------------

NET INCOME                                                   $      2,363      $      1,432       $     11,259       $       9,522
                                                             =============     =============      =============       =============

EARNINGS RETAINED
           Balance at Beginning of Period                          50,345            52,588             41,909              49,746
           Cash Dividends                                          (1,504)           (1,518)            (4,528)             (4,572)
           Common Stock Purchased and Retired                           -            (4,485)              (144)             (6,696)
           Other                                                       48             1,395              2,756               1,412
                                                             -------------     -------------      -------------       -------------

BALANCE AT END OF PERIOD                                     $     51,252      $     49,412       $     51,252        $     49,412
                                                             =============     =============      =============       =============

EARNINGS PER SHARE - BASIC AND
DILUTED                                                      $       0.08      $       0.05       $       0.38        $       0.31

                                                             =============     =============      =============       =============

WEIGHTED SHARES OUTSTANDING - BASIC                            30,036,184        30,287,947         30,000,334          30,429,842

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,039,628        30,295,492         30,002,770          30,437,641

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          --------------------------------------
                                                                               2000                   1999
                                                                          ---------------        ---------------
OPERATING ACTIVITIES
                   Net Income                                             $       11,259         $        9,522
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                            13,548                  9,562
                         Provision for Deferred Income Taxes                       1,651                  5,037
                         Other, Net                                                   13                  1,297
                   (Increase) Decrease in Assets, Net of
                   Acquisitions:
                         Trade Receivables                                        (9,763)                  (126)
                         Materials and Supplies                                      558                  1,173
                         Other Current Assets                                     (3,012)                 1,709
                         Other Non-Current Assets                                    134                   (299)
                   Increase (Decrease) in Liabilities, Net of
                   Acquisitions:
                         Accounts Payable and Accrued Expenses                    (7,899)                (1,767)
                         Unearned Revenue                                          9,378                  4,517
                         Accrued Insurance                                        (3,877)                (2,788)
                         Accrual for Termite Contracts                            (6,423)               (16,587)
                         Long-Term Accrued Liabilities                            (2,671)                 2,982
                                                                       ------------------     ------------------

                   Net Cash Provided by Operating Activities                       2,896                 14,232
                                                                       ------------------     ------------------
INVESTING ACTIVITIES
                   Purchases of Equipment and Property                           (11,781)               (12,483)
                   Net Cash Used for Acquisition of Companies                     (7,080)               (28,527)
                   Marketable Securities, Net                                     13,084                 43,519
                                                                       ------------------     ------------------
                   Net Cash Provided by (Used in) Investing
                    Activities                                                    (5,777)                 2,509
                                                                       ------------------     ------------------
FINANCING ACTIVITIES
                   Dividends Paid                                                 (4,528)                (4,572)
                   Common Stock Purchased and Retired                               (154)                (7,587)
                   Payments on Capital Leases                                     (2,542)                (2,224)
                   Net Borrowings Under Line of Credit Agreement                   4,475                      -
                   Other                                                             204                    348
                                                                       ------------------     ------------------
                   Net Cash Used in Financing Activities                          (2,545)               (14,035)
                                                                       ------------------     ------------------
                   Net Increase (Decrease) in Cash and
                      Short-Term Investments                                      (5,426)                 2,706
                   Cash and Short-Term Investments
                      at Beginning of Period                                       5,689                  1,244
                                                                       ------------------     ------------------
                   Cash and Short-Term Investments
                      at End of Period                                 $             263      $           3,950
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

                    These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 as amended by the Form 10-K/A Amendment No. 1 filed on November 3, 2000.

                    In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                    Statement of Financial  Accounting  Standards  No. 130 (SFAS
                    130), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. For the nine months ended September 30, 2000 and 1999, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130 is not reflected in the Company's condensed consolidated financial statements included herein.

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

NOTE 3.           EARNINGS PER SHARE

                    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                    ------------------------------------     ------------------------------------
                                                         2000                 1999                2000                1999
                                                    ----------------     ---------------     ----------------    ----------------
                  Basic EPS                                  30,036               30,288              30,000              30,430
                  Effect of Dilutive Stock Options                4                    7                   3                   8
                                                    ----------------     ---------------     ----------------    ----------------
                  Diluted EPS                                30,040               30,295              30,003              30,438
                                                    ================     ===============     ================    ================

NOTE 4.           LEGAL PROCEEDINGS

                    One of the Company's subsidiaries, Orkin Exterminating Company, Inc. ("Orkin"), is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The Company believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                    On May 14, 1999, a lawsuit was filed in the Circuit Court of Macon County, Alabama against Orkin, alleging breach of contract and fraud. The suit asserts a failure to treat and inspect the residence of the plaintiff and to repair the termite damage and alleges that Orkin concealed alleged misconduct by suppressing material facts. On August 18, 2000, the jury in the matter of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell, returned a verdict of $80.8 million against Orkin. The award consisted of $800,000 in compensatory damages (including property damage and mental anguish) and $80.0 million in punitive damages. The jury found simply that the contract had been breached and Orkin had committed fraud.

                    It is Orkin's position that it complied with its contractual obligations and that it did not attempt to conceal alleged misconduct or suppress material facts. Orkin will vigorously pursue post-trial relief and its right to appeal. However, if the verdict is permitted to stand, it would have a material adverse impact on the Company and Orkin. Although it is the opinion of management and their attorneys that this verdict will be substantially reduced and that the ultimate resolution of this litigation will not have a material impact on the Company and Orkin, there is no assurance that the verdict will be reduced or reversed on appeal.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $2.4 million or $0.08 per share for the quarter compared to net income of $1.4 million or $0.05 per share for the comparable quarter in 1999. Net income for the first nine months of 2000 increased 18.2% to $11.3 million or $0.38 per share compared to $9.5 million or $0.31 per share for the same period in 1999. Revenues for the third quarter and nine months ended September 30, 2000, increased 11.9% and 12.6%, respectively.

The improvement in earnings for the quarter and first nine months resulted primarily from quarter-over-quarter increases in both pest and termite control revenue and Selling, General and Administrative margin improvements. Cost of Services Provided also improved as a percentage of revenue on a year to date basis. The improvements in Cost of Services Provided and Selling, General and Administrative margins were partially offset by a decrease in Interest Income and an increase in Provision for Income Taxes and Depreciation and Amortization.

The Company's revenue improvement for the tenth consecutive quarter continued the positive momentum initiated in 1998. The Company believes the improvements in revenue and net income resulted from the strategic programs initiated in 1997 and 1998 to build recurring revenue, expand the Company's commercial pest control business and contain termite claims costs as well as the successful integration of last year's strategic acquisitions.

Results of Operations

Revenues increased to $172.4 million for the third quarter 2000 from $154.1 million for the same quarterly period of 1999. For the first nine months of 2000, the Company has generated revenues of $502.4 million, up 12.6% from last year's amount of $446.3 million. Factors contributing to the increase in revenues are increases in the pest control commercial customer base and in average termite completion and annual renewal prices. The increase in pest control commercial customer base resulted from last year's acquisitions and the success of its selling and service programs.

Cost of Services Provided was approximately $10.8 million higher than the prior year quarter and remained relatively stable as a percentage of revenues, increasing to represent 58.0% of revenues compared with 57.8% for the same quarter of the prior year. For the first nine months of 2000, Cost of Services Provided improved to represent 56.9% of revenues compared to 57.3% for the prior year period. The improvement was primarily attributable to reductions, as a percentage of revenues, in service salaries, termite claims experience, operating insurance costs and improved inventory management.

Depreciation and Amortization expense increased approximately $1.3 million for the quarter and $4.0 million for the first nine months of the year when compared to the same periods for the prior year. The increases reflect increased amortization of goodwill and other intangibles as a result of the Company's acquisitions.

Selling, General and Administrative increased $3.7 million but decreased as a percentage of revenues to 37.1% compared to 39.1% for the same quarter of the prior year. For the first nine months of 2000, Selling, General and Administrative decreased as a percentage of revenues to 36.9% compared with 37.8% for the prior year period. The improvements as a percentage of revenues resulted primarily from better leveraging of fixed costs due to higher revenues.

Interest Income decreased $909,000 compared to the same quarter of the prior year, and decreased $2.9 million for the nine months ended September 30, 2000 compared to the same period of the prior year. The decreases were primarily due to lower invested funds over the prior year periods. The decrease in invested funds resulted primarily from the use of cash to fund acquisitions.

The Company's net tax provisions of $1.4 million for the quarter and $6.9 million for the first nine months reflect increased taxable income over the prior year periods.

Financial Condition

Except for the uncertainty of the outcome of the appeals process regarding the Jeter litigation, (for further information, see Note 4 to the accompanying condensed consolidated financial statements) the Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $2.9 million for the first nine months of 2000 compared with cash provided by operating activities of $14.2 million in the same period of 1999. This decrease resulted primarily from unfavorable changes in working capital related primarily to differences in the timing of accounts receivable, accounts payable and other accrued expenses, partially offset by favorable changes in the accrual for termite contracts and unearned revenue and higher net income from operations, adjusted for non-cash items. The favorable changes in unearned revenue resulted primarily from our new service offering, Directed Liquid-Termite Baiting Program, which has the benefit of generating additional recurring revenue by deferring a portion of termite baiting sales to the balance sheet in the form of unearned revenue. This unearned revenue will be recognized as revenue over the life of the related contracts.

The Company invested approximately $18.9 million in capital expenditures and acquisitions during the first nine months of 2000, and expects to invest between $2.0 and $3.0 million during the remainder of 2000, inclusive of improvements to its management information systems. Capital expenditures during the first nine months of 2000 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. During the first nine months, cash used in financing activities was approximately $2.5 million compared with cash used of $14.0 million for the same period of the prior year. The primary reason for the improvement in cash used is attributable to a decrease in the amount of the Company's common stock repurchases and retirements, partially offset by the cash provided by our credit facilities. Of total cash used in financing activities, approximately $4.5 million was paid in cash dividends and $154,000 was paid for the repurchase and retirement of 10,177 shares of the Company's Common Stock as part of an odd-lot buy-back program. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash balances, marketable securities, operating activities and borrowings on the Company's $40.0 million line of credit, of which the full amount was available for borrowing as of October 31, 2000.

In 1997 and 1998, Orkin and other pest control industry companies received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry - more specifically, the termite and moisture control practices of the industry - and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised the FTC of the Company's intention to continue to cooperate fully with this investigation. At this point in time, management does not believe this investigation will have a material effect upon its results of operations or financial condition. In addition, the Company is aggressively defending a class action lawsuit filed in Dothan, Alabama. The Company is also appealing a judgment that was rendered against it during the third quarter in Macon County, Alabama. For further discussion, see Note 4 to the accompanying condensed consolidated financial statements.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business, the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company., Inc., et al. ("Cutler") litigation and the outcome of the The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell ("Jeter") appeals process on the Company's financial condition and management's expectations regarding the potential reduction in the amount of the judgment, and the Company's ability to fund current operations and obligations and proposed expansion. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of a court ruling against the Company in litigation or in the Cutler litigation or the possibility of an appellate court ruling against the Company in the Jeter litigation; the potential inability of the Company to obtain a bond, letter of credit or other type of surety and the possibility that the cost of any bond, letter of credit or other surety, if required as part of the appeals process could exceed the Company's expectations; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2000, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through its line of credit as discussed in the liquidity section of Management's Discussion & Analysis. Due to the absence of such borrowings as of October 31, 2000 and as currently anticipated at December 31, 2000, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

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

                        (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit(4) as filed with its Form 10-K for the year ended December 31, 1998.

                       (27)(a)  Financial Data Schedule (For Commission Use
                                Only).

                       (27)(b) Restated Financial Data Schedule (For Commission Use Only).


                  (b)   Reports on Form 8-K.

                                 One report on Form 8-K, dated August 18, 2000 (filed September 14, 2000) was filed during the third quarter ended September 30, 2000 reporting matters under Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROLLINS, INC.

                                        (Registrant)





Date:  November 13, 2000         By: /s/ Gary W. Rollins
------------------------         ----------------------------------------
                                     Gary W. Rollins
                                     President and Chief Operating Officer
                                     (Member of the Board of Directors)






Date:  November 13, 2000         By: /s/ Harry J. Cynkus
------------------------         -----------------------------------------------
                                     Harry J. Cynkus
                                     Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)