Form 10-K405
period 2000-12-31
ROLLINS INC
filed 2001-03-26
CIK 84839

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                           COMMISSION FILE NO. 1-4422
                           --------------------------

                                 ROLLINS, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      51-0068479
     (State or other jurisdiction of              (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on February 26, 2001, was $287,175,814 based on the closing price on the New York Stock Exchange on such date of $19.93 per share.

Rollins, Inc. had 30,144,966 shares of Common Stock outstanding as of February 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 2000 are incorporated by reference into Part II, Item 6.

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Rollins, Inc. (the Company) is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

    Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately
1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin operates under the Orkin(R), PCO Services, Inc.(R), and Acurid Retail Services, L.L.C.(R) trademarks and the Acurid(SM) service mark.

    The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment are included in Item 8 of this document on pages 14 and 15. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

    The dollar amount of service contracts and backlog orders as of the end of the Company's 2000 and 1999 calendar years was approximately $18,237,393 and $17,750,960, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control where services are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

SEASONALITY

    The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Company's pest and termite control operations during such periods.

INVENTORIES

    The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

COMPETITION

    The Company believes that Orkin competes favorably with competitors as one of the world's largest pest and termite control companies.

    The principal methods of competition in the Company's pest and termite control business are quality of service and guarantees, including the money-back guarantee on pest and termite control, and the termite retreatment and damage repair guarantee to qualified homeowners.

RESEARCH AND DEVELOPMENT

    Expenditures by the Company on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also, a portion of these methods and products are produced to the specifications provided by the Company.

GOVERNMENTAL REGULATION

    Local governmental licenses and permits are required in order for the Company to conduct its pest and termite control services in certain localities. In view of the widespread operations of the Company's service operations, the failure of any local governments to license a facility would not have a material adverse effect on the results of operations of the Company.

    Other than the impact on the Company of governmental regulation of the use of pesticides, the Company is not materially affected by compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

    The number of persons employed by the Company as of February 26, 2001 was approximately 9,000.

ITEM 2. PROPERTIES.

    The Company's administrative headquarters and central warehouse, both of which are owned by the Company, are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases several hundred branch offices and operating facilities used in its business. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

ITEM 3. LEGAL PROCEEDINGS.

    Orkin, one of the Company's subsidiaries, is a named defendant in HELEN CUTLER AND MARY LEWIN V. ORKIN EXTERMINATING COMPANY, INC. ET AL. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. The Company believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

    On May 14, 1999, a lawsuit was filed in the Circuit Court of Macon County, Alabama against Orkin alleging breach of contract and fraud. The suit asserts a failure to treat and inspect the residence of the plaintiff and to repair the termite damage and alleges that Orkin concealed alleged misconduct by suppressing material facts. In particular, the plaintiff alleges that Orkin failed to adequately perform the initial treatment; failed to tell her about the extent of damages; failed to perform required reinspections; and failed to perform repairs as required. In general, the plaintiff claims to have been misled as to the quality of work performed. Orkin defended itself by asserting that the plaintiff had not been misled and was told about the damages. Orkin also presented evidence that there was structural damage not attributable to termites, that there were significant conditions conducive to termites present in and around the structure and that there was no evidence of live termites found in the damaged areas since 1989. On August 18, 2000, the jury in the matter of THE ESTATE OF ARTIE MAE JETER V. ORKIN EXTERMINATING COMPANY, INC. AND BILL MAXWELL, returned a verdict of $80.8 million against Orkin. The award consisted of $800,000 in compensatory damages including property damage and mental anguish and $80.0 million in punitive damages. The jury found for the plaintiff on the two counts alleged.

    Subsequent to the judgment, Orkin filed post trial motions, including a motion to reduce the judgment. On December 11, 2000, the trial judge issued an order reducing the total amount of the award to $4.4 million against Orkin. This amount consists of $400,000 in compensatory damages and $4.0 million in punitive damages. It remains Orkin's position that it complied with its obligations and that it did not attempt to conceal any misconduct or suppress any material facts. Orkin plans to appeal this reduced judgment to the Supreme Court of Alabama. There is no guarantee that the Alabama Supreme Court will further reduce the judgment rendered in the trial court. It is the opinion of Management, however, that the ultimate resolution of this litigation will not have a material impact on the financial condition, results of operations or liquidity of the Company.

    Additionally, in the normal course of business, the Company is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Company personnel and equipment. The Company is actively contesting these actions. It is the opinion of Management, however, that the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Company and their ages, offices with the Company, and the dates from which they have continually served in their present offices with the Company.

                                                                                 DATE FIRST ELECTED
              NAME                   AGE           OFFICE WITH REGISTRANT        TO PRESENT OFFICE
---------------------------------------------------------------------------------------------------
R. Randall Rollins (1)                69      Chairman of the Board and Chief         10/22/91
                                              Executive Officer

Gary W. Rollins (1)                   56      President and Chief Operating            1/24/84
                                              Officer

Harry J. Cynkus (2)                   51      Chief Financial Officer and              5/28/98
                                              Treasurer

Michael W. Knottek (3)                56      Vice President and Secretary             5/28/98

------------------------

(1) R. Randall Rollins and Gary W. Rollins are brothers.

(2) Harry J. Cynkus joined the Company in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998,
    Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a $300 million wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President--Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President--Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President--Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

(3) Michael W. Knottek joined the Company in June 1997 as Vice President and, in addition, was elected Secretary in May 1998. From 1992 to 1997, Mr. Knottek held a variety of executive management positions with National Linen Service, including Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to 1992, he held a variety of senior positions with Initial USA, finally serving as President from 1991 to 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2000 and 1999 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest 1/16

                          Stock Price       Dividends                             Stock Price       Dividends
                      -------------------     Paid                            -------------------     Paid
2000                    High       Low      Per Share   1999                    High       Low      Per Share
-----------------------------------------------------   -----------------------------------------------------
First Quarter         $16 3/8    $12 7/8      $.05      First Quarter         $17 3/4    $14 3/4      $.05
Second Quarter        15 1/16     11 1/8       .05      Second Quarter         17 3/8     15 1/2       .05
Third Quarter          15 1/2     14 1/4       .05      Third Quarter          17 1/8    15 5/16       .05
Fourth Quarter         22 3/8    14 11/16      .05      Fourth Quarter         16 3/4     14 3/4       .05
-------------------------------------------------------------------------------------------------------------

THE NUMBER OF STOCKHOLDERS OF RECORD AS OF FEBRUARY 26, 2001 WAS 1,927.

ITEM 6. SELECTED FINANCIAL DATA.

    The information contained under the heading, "5-Year Financial Summary", on page 4 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                                                           % Change
                                                                                          From Prior
                                                                                        Year Increase
                                                                                          (Decrease)
                                                                                       ----------------
(IN THOUSANDS)                                   2000          1999          1998      2000        1999
-------------------------------------------------------------------------------------------------------
Revenues                                     $649,558      $586,639      $549,136      10.7%        6.8%
Income From Continuing Operations After
  Income Taxes                                  9,550         7,150         3,177      33.6       125.1
Income From Discontinued Operations After
  Income Taxes                                     --            --         3,410       --       (100.0)
Net Income                                      9,550         7,150         6,587      33.6         8.5
-------------------------------------------------------------------------------------------------------

GENERAL OPERATING COMMENTS

    The successful integration of the strategic acquisitions completed in 1999, along with the Company's continued emphasis on building revenues, led to an increase in revenues of 10.7%, the highest annual revenue growth in seven years. The financial results for the fourth quarter 2000 represent the eleventh consecutive quarter-over-quarter improvements in both revenues and income from continuing operations.

    For the year ended December 31, 2000, the Company recognized net income of $9.5 million, a 33.6% increase over 1999. The overall improvement in profitability is largely a result of improved revenues as well as improved Cost of Services Provided and Sales, General & Administrative expenses as a percentage of revenues, partially offset by lower interest income and higher depreciation and income taxes.

CONTINUING OPERATIONS--2000 VERSUS 1999

    The 10.7% increase in revenues for the year ended December 31, 2000 was due to increases in both pest and termite control revenues. The continuing customer acceptance of the Company's alternate service offering in 2000 resulted in higher residential pest control revenues. The Company's commercial pest control division continues to be its fastest growing division, with a substantial revenue improvement over last year. The Company's continued emphasis on its commercial pest control operations was evidenced by the growth in customer base and a higher average sales price. On July 1, 2000, the Company further expanded its commercial operations through the acquisition of the remaining 50% of its joint venture, Acurid Retail Services, L.L.C., created to sell and provide pest elimination services to customers in the retail market.

    Termite control sales significantly increased in 2000, due primarily to the success of the Company's directed-liquid termite baiting program, partially offset by a lower customer base. As this new approach to termite control becomes more established, the Company anticipates further demand for the service and a potential increase in related termite control revenues. This treatment method creates monthly recurring monitoring revenues that are deferred to the balance sheet in the form of unearned revenue, which is recognized in future periods when the service is rendered.

    Over the past couple of years, the Company has acquired several pest control companies in the United States and Canada. The Company currently has no plans to continue its acquisition activities as aggressively as in 2000 and 1999; however, should an unusually attractive acquisition opportunity present itself, it will be given due consideration. With the slowing of our acquisition activity and the full absorption of our prior year acquisitions, the Company expects to see its revenue growth rates become more comparable to historical levels.

    Cost of Services Provided increased $32.7 million over last year, but improved to represent 57.6% of revenues compared to 58.2% last year. This improvement as a percentage of revenues was primarily attributable to margin improvement in service salaries, personnel related expenses, insurance and claims and improved inventory management.

    Depreciation and Amortization increased approximately $5.0 million or 37.1% over the prior year, due primarily to an increase in amortization of goodwill and other intangibles as a result of the Company's prior year acquisitions. With the implementation of our new proprietary branch computer system, the Company can expect some continued increase in depreciation as the remainder of the system is placed into service over the course of 2001.

    Sales, General and Administrative increased $18.8 million over last year, but improved to represent 37.3% of revenues compared to 38.1% last year. This improvement as a percentage of revenues resulted primarily from better leveraging of fixed costs due to higher revenues and improved efficiencies in sales salaries and other personnel related costs.

    Interest income declined $2.6 million or 85.2% during the year primarily due to a decrease in invested funds over the prior year. The decrease in invested funds resulted principally from the conversion of investments to cash to fund acquisitions during the last part of 1999, and to fund the recent upgrades to our management information systems.

    The Company's net tax provision of $5.9 million as compared to $4.4 million in 1999, reflects increased taxable income in 2000.

    In 2001 the Company plans to further expand its alternate service program, which is becoming a larger part of the Company's residential pest control business with its improved profit margins. The Company will also continue to emphasize its commercial pest control business with the national launch of Acurid(SM), a new high end service that offers businesses a customized approach to pest control.

    FOCUS, our new proprietary branch computer system, was introduced in selected branches in 2000 and is scheduled to be introduced Company-wide in 2001. One of the many expected benefits of FOCUS is that it will provide the Company with the ability to identify customer trends, which can then be used to adopt and refine new strategies and business practices. The efficiency and productivity of the Company's core operations is also expected to be strengthened in 2001 with the implementation of the Company's new routing and scheduling software, which works in conjunction with FOCUS.

CONTINUING OPERATIONS--1999 VERSUS 1998

    Revenues from both the Company's pest and termite control operations experienced increases during the year. Factors contributing to the Company's overall 6.8% revenue growth were increases in customer base and average sales price.

    The Company's continued efforts to provide services that best fit our customers' needs, along with the positive impact of acquisitions, have led to an increase in our residential and commercial pest control customer base.

    The increase in termite control revenue is primarily a result of our new service offering, the directed-liquid termite baiting program. Termite baiting was implemented in selected markets during 1999 and was offered Company-wide in 2000.

    Cost of Services Provided was approximately $14.1 million higher than the prior year but improved to represent 58.2% of revenues compared to 59.6% for the prior year. This improvement as a percentage of revenues was primarily due to lower termite claim provisions, lower operating insurance costs and lower material and supply costs as well as better leveraging of fixed costs due to higher revenues.

    Sales, General and Administrative increased $9.1 million but decreased as a percent of revenues to 38.1% compared to 39.0% for the prior year. This improvement as a percentage of revenues resulted primarily from better leveraging of our fixed costs due to higher revenues and improved efficiencies in sales, fleet and telephone costs. These cost savings were partially offset by additional costs related to various new service and marketing programs throughout the Company.

    Interest Income declined $5.9 million or 66.1% during the year primarily due to a decrease in invested funds over the prior year. The decrease in invested funds resulted primarily from the conversion of investments to cash to fund acquisitions.

    The Company's net tax provision of $4.4 million, as compared to $1.9 million in 1998, reflected increased taxable income in 1999.

DISCONTINUED OPERATIONS

    In the fourth quarter of 1998, the Company recorded an additional gain, net of taxes, of $3.4 million as a result of the reevaluation of the Company's liabilities for costs associated with the operations divested in 1997.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this standard, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

    During 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which clarified the basic criteria for recognizing revenues.

In 2000, the Company evaluated its revenue recognition practices and determined that these practices were in compliance with this bulletin.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes its current cash balances, future cash flows from operating activities and availability under its line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company experienced positive cash flow from operating activities during the year in the amount of $11.4 million. This increase in cash flow is an improvement over cash flow provided by operating activities of $8.2 million in 1999 and cash flow used in operating activities of $679,000 in 1998. The 2000 increase resulted primarily from higher net income from continuing operations in 2000, adjusted for non-cash items.

    During the year, cash used in investing activities was approximately
$8.8 million compared with cash provided by investing activities of $17.4 million last year. The decrease in cash provided by investing activities is the result primarily of a decline in the conversion of marketable securities to cash to fund acquisitions, partially offset by a decline in expenditures for capital assets and acquisitions. In 2000, cash provided by the sale of marketable securities was approximately $13.1 million, compared to $97.1 million in 1999. For the year ended December 31, 2000, the Company invested $21.8 million in acquisitions and capital expenditures and expects to invest between $7.5 and $10.0 million in 2001, inclusive of improvements to its management information systems. Acquisition expenditures consisted primarily of the acquisition of Acurid Retail. See Note 2 to the accompanying consolidated financial statements for further discussion. Capital expenditures in 2000 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems.

    In 2000, the Company experienced an improvement of approximately
$13.1 million in cash used in financing activities. This improvement in cash used is a result of a decrease in the Company's common stock repurchases and retirements and an increase in the use of its credit facilities. Of total cash used in financing activities, approximately $154,000 was paid for repurchases of 10,177 shares of the Company's Common Stock as part of an odd-lot buy-back program, compared to $11.8 million used to repurchase 718,900 shares of stock during 1999. These repurchased shares were retired in 2000; an additional 870,923 shares may be repurchased under the current authorization. The capital expenditures, acquisitions, cash dividends and stock repurchases were primarily funded through existing cash balances, marketable securities, operating activities and borrowings under the Company's $40.0 million line of credit, of which the full amount was available for borrowing as of February 26, 2001.

    In 1997 and 1998, Orkin and other pest control industry companies received letters from the Federal Trade Commission (FTC) advising of its investigation of the pest control industry--more specifically, the termite and moisture control practices of the industry--and requesting certain information voluntarily from the Company. Orkin has voluntarily provided the information requested and has advised the FTC of the Company's intention to continue to cooperate fully with this investigation. Since providing the FTC with the information requested, the Company has not received any further communication from the FTC regarding this matter. At this point in time, management does not believe this investigation will have a material effect upon its results of operations or financial condition. In addition, the Company is aggressively defending a class action lawsuit filed in Houston County, Alabama and is appealing a judgment that was rendered against the Company by the Circuit Court of Macon County, Alabama. For further discussion of these legal proceedings, see Part I, Item 3 beginning on page 7 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the HELEN CUTLER AND MARY LEWIN V. ORKIN EXTERMINATING COMPANY., INC., ET AL. ("CUTLER") litigation and the outcome of THE ESTATE OF ARTIE MAE JETER V. ORKIN EXTERMINATING COMPANY, INC. AND BILL MAXWELL ("JETER") appeals process on the Company's financial condition, results of operations and liquidity; the Company's potential for recurring revenue; and the Company's projected 2001 capital expenditures and performance. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the CUTLER or other litigation; the possibility that the appellate court does not further reduce the judgment rendered by the trial court in the JETER litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

    As of December 31, 2000, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40.0 million line of credit. Due to the immaterial amount of such borrowings as of December 31, 2000 and as currently anticipated at December 31, 2001, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
ROLLINS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AT DECEMBER 31, (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)             2000          1999
                                                                       ----------------------
ASSETS
         Cash and Short-Term Investments                               $    399      $  5,689
         Marketable Securities                                               --        12,967
         Trade Receivables, Net                                          50,099        44,878
         Materials and Supplies                                          12,980        13,429
         Deferred Income Taxes                                           18,472        19,644
         Other Current Assets                                             7,019         8,150
                                                                       ----------------------
         Current Assets                                                  88,969       104,757

         Equipment and Property, Net                                     49,349        46,245
         Goodwill and Other Intangible Assets                           115,966       112,024
         Deferred Income Taxes                                           42,645        45,015
         Other Assets                                                     1,890         1,907
                                                                       ----------------------
         Total Assets                                                  $298,819      $309,948
                                                                       ----------------------
LIABILITIES
         Capital Lease Obligations                                     $  1,829      $  3,638
         Accounts Payable                                                15,302        15,275
         Accrued Insurance                                               10,126        11,165
         Accrued Payroll                                                 21,195        23,100
         Accrued Pension                                                  3,823         6,523
         Unearned Revenue                                                28,381        20,441
         State Income Taxes Payable                                       6,181         6,295
         Accrual for Termite Contracts                                   15,000        15,000
         Other Expenses                                                   8,969         7,012
                                                                       ----------------------
         Current Liabilities                                            110,806       108,449

         Capital Lease Obligations                                          256         2,450
         Accrued Insurance                                               39,400        43,745
         Accrual for Termite Contracts                                   42,651        54,352
         Long-Term Accrued Liabilities                                   27,107        29,162
                                                                       ----------------------
         Total Liabilities                                              220,220       238,158
                                                                       ----------------------

         Commitments and Contingencies

STOCKHOLDERS' EQUITY
         Common Stock, par value $1 per share; 99,500,000 shares
           authorized; 30,036,241 and 29,881,402 shares issued and
           outstanding at December 31, 2000 and 1999, respectively       30,036        29,881
         Earnings Retained                                               48,563        41,909
                                                                       ----------------------
         Total Stockholders' Equity                                      78,599        71,790
                                                                       ----------------------
         Total Liabilities and Stockholders' Equity                    $298,819      $309,948
                                                                       ----------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
ROLLINS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, (IN THOUSANDS EXCEPT PER SHARE DATA)      2000          1999          1998
---------------------------------------------------------------------------------------------------
REVENUES
       Customer Services                                       $649,558      $586,639      $549,136
                                                               ------------------------------------
COSTS AND EXPENSES
       Cost of Services Provided                                374,141       341,475       327,353
       Depreciation and Amortization                             18,421        13,433        11,458
       Sales, General and Administrative                        242,043       223,247       214,182
       Interest Income                                             (450)       (3,048)       (8,981)
                                                               ------------------------------------
                                                                634,155       575,107       544,012
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                   15,403        11,532         5,124
                                                               ------------------------------------
PROVISION FOR INCOME TAXES
       Current                                                    3,182        (2,694)       (4,937)
       Deferred                                                   2,671         7,076         6,884
                                                               ------------------------------------
                                                                  5,853         4,382         1,947
                                                               ------------------------------------
INCOME FROM CONTINUING OPERATIONS                                 9,550         7,150         3,177
                                                               ------------------------------------
DISCONTINUED OPERATIONS
       Gain on Disposal, Less Income Tax Expense of $2,090           --            --         3,410
                                                               ------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                  --            --         3,410
                                                               ------------------------------------
NET INCOME                                                     $  9,550      $  7,150      $  6,587
                                                               ------------------------------------
EARNINGS PER SHARE--BASIC AND DILUTED:
       Continuing Operations                                   $   0.32      $   0.24      $   0.10
       Discontinued Operations                                       --            --          0.11
                                                               ------------------------------------
       Net Income                                              $   0.32      $   0.24      $   0.21
                                                               ------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS RETAINED
ROLLINS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, (IN THOUSANDS EXCEPT PER SHARE DATA)      2000          1999          1998
---------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                   $ 41,909      $ 49,746      $112,365
Net Income                                                        9,550         7,150         6,587
Cash Dividends                                                   (6,031)       (6,076)      (16,064)
Common Stock Purchased and Retired                                 (144)      (11,076)      (53,429)
Common Stock Issued for Acquisition of Companies                  2,307         1,892            --
Other                                                               972           273           287
                                                               ------------------------------------
Balance at End of Year                                         $ 48,563      $ 41,909      $ 49,746
                                                               ------------------------------------
DIVIDENDS PER SHARE                                            $    .20      $    .20      $    .50
                                                               ------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ROLLINS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, (IN THOUSANDS)                           2000          1999          1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                $  9,550      $  7,150      $  6,587
    Adjustments to Reconcile Net Income to Net Cash Provided
      by (Used in) Operating Activities:
      Depreciation and Amortization                             18,421        13,433        11,458
      Provision for Deferred Income Taxes                        2,671         7,076         8,974
      Discontinued Operations, Net of Taxes                         --            --        (3,410)
      Other, Net                                                 1,102         1,471         5,121
    (Increase) Decrease in Assets:
      Trade Receivables                                         (3,210)        2,243         7,087
      Materials and Supplies                                       614         1,310         1,719
      Other Current Assets                                         948        (2,576)        2,726
      Other Non-Current Assets                                    (232)       (6,611)          520
    Increase (Decrease) in Liabilities:
      Accounts Payable and Accrued Expenses                     (7,129)          631       (16,255)
      Unearned Revenue                                           7,940         5,134         1,379
      Accrued Insurance                                         (5,411)       (2,413)        5,220
      Accrual for Termite Contracts                            (11,489)      (22,798)      (24,850)
      Long-Term Accrued Liabilities                             (2,328)        4,112        (6,955)
                                                              ------------------------------------
    Net Cash Provided by (Used in) Operating Activities         11,447         8,162          (679)
                                                              ------------------------------------
INVESTING ACTIVITIES
    Purchases of Equipment and Property                        (14,411)      (18,818)      (10,402)
    Net Cash Used for Acquisition of Companies                  (7,437)      (60,964)       (3,517)
    Marketable Securities, Net                                  13,084        97,145       (35,033)
                                                              ------------------------------------
    Net Cash Provided by (Used in) Investing Activities         (8,764)       17,363       (48,952)
                                                              ------------------------------------
FINANCING ACTIVITIES
    Dividends Paid                                              (6,031)       (6,076)      (16,064)
    Common Stock Purchased and Retired                            (154)      (11,795)      (56,195)
    Payments on Capital Leases                                  (3,397)       (3,421)       (2,868)
    Net Borrowings Under Line of Credit Agreement                1,400            --            --
    Other                                                          209           212           160
                                                              ------------------------------------
    Net Cash Used in Financing Activities                       (7,973)      (21,080)      (74,967)
                                                              ------------------------------------
    Net Increase (Decrease) in Cash and Short-Term
      Investments                                               (5,290)        4,445      (124,598)
    Cash and Short-Term Investments at Beginning of Year         5,689         1,244       125,842
                                                              ------------------------------------
    Cash and Short-Term Investments at End of Year            $    399      $  5,689      $  1,244
                                                              ------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998, ROLLINS, INC. AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION--Rollins, Inc. (the Company) is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

    Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately
1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin operates under the Orkin(R), PCO Services, Inc.(R), and Acurid Retail Services, L.L.C.(R) trademarks and the Acurid(SM) service mark.

    The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements of the Company include the accounts of Rollins, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

ESTIMATES USED IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS--The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES--Revenue is recognized at the time services are performed.

CASH AND SHORT-TERM INVESTMENTS--The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments are stated at cost which approximates fair market value.

MARKETABLE SECURITIES--The Company's marketable securities are classified as "available for sale" and have been recorded at current market value with an offsetting adjustment to stockholders' equity.

MATERIALS AND SUPPLIES--Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

EQUIPMENT AND PROPERTY--Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $11.4 million in 2000 and $9.8 million for each of the years 1999 and 1998 have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

INSURANCE--The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. These estimated outstanding claims have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrued Insurance.

ADVERTISING--Advertising expenses are charged to income during the year in which they are incurred. The total advertising costs were approximately
$30.8 million, $28.3 million and $27.5 million in 2000, 1999, and 1998, respectively.

INCOME TAXES--The Company follows the practice of providing for income taxes based on SFAS 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

EARNINGS PER SHARE--In accordance with SFAS 128, "Earnings Per Share" (EPS), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS are the same for all years reported.

    A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

(IN THOUSANDS)                                        2000        1999        1998
----------------------------------------------------------------------------------
Basic EPS                                           30,009      30,325      31,973
Effect of Dilutive Stock Options                        37           7          30
                                                    ------------------------------
Diluted EPS                                         30,046      30,332      32,003
----------------------------------------------------------------------------------

STOCK-BASED COMPENSATION--As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 to the consolidated financial statements for additional information.

COMPREHENSIVE INCOME--For the years ended December 31, 2000, 1999, and 1998, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130, "Reporting Comprehensive Income," is not reflected in the Company's consolidated financial statements.

NEW ACCOUNTING STANDARD--The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities,"as amended. The adoption of this standard, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

RECLASSIFICATIONS--Certain amounts for previous years have been reclassified to conform with the 2000 consolidated financial statement presentation.

2.  ACQUISITIONS AND JOINT VENTURE

    On April 30, 1999, the Company and Johnson Wax Professional entered into a joint venture, Acurid Retail Services, L.L.C. (Acurid Retail), created to sell and provide pest elimination services to customers in the retail market and jointly contributed existing customers to the joint venture. The Company owned 50% of the joint venture, which was accounted for using the equity method. On July 1, 2000, the Company further expanded its commercial operations through the acquisition of the remaining 50% of the joint venture. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition.

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

    On December 3, 1999, Orkin acquired the pest control business operations of Redd Pest Control Company, Inc. (Redd) for approximately thirteen million dollars, of which approximately seven million was paid in cash. Under the terms of the agreement, Orkin acquired all the pest control customers of Redd, together with certain assets. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately eight million dollars which are being amortized over a life of twenty years using the straight-line method.

3.  DISCONTINUED OPERATIONS

    In the fourth quarter of 1998, the Company reevaluated its liabilities associated with the operations divested in 1997 and recorded an additional gain of $3.4 million, net of taxes.

4.  TRADE RECEIVABLES

    Trade receivables, net, at December 31, 2000, totaling $50.1 million and at December 31, 1999, totaling $44.9 million are net of allowances for doubtful accounts of $8.7 million and $4.9 million, respectively. Trade receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates. These amounts were approximately $7.2 million and $6.7 million at the end of 2000 and 1999, respectively. The carrying amount of installment receivables approximates fair value because the interest rates approximate market rates.

5.  EQUIPMENT AND PROPERTY

    Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

(IN THOUSANDS)                                                2000         1999
-------------------------------------------------------------------------------
Buildings                                                  $10,009      $10,158
Operating Equipment                                         62,309       56,445
Furniture and Fixtures                                       7,414       10,186
Computer Equipment Under Capital Leases                      7,787        7,787
                                                           --------------------
                                                            87,519       84,576
Less--Accumulated Depreciation                              42,046       41,912
                                                           --------------------
                                                            45,473       42,664
Land                                                         3,876        3,581
                                                           --------------------
                                                           $49,349      $46,245
-------------------------------------------------------------------------------

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

7.  INCOME TAXES

    A reconciliation between taxes computed at the statutory rate on the Income From Continuing Operations Before Income Taxes and the Provision for Income Taxes is as follows:

(IN THOUSANDS)                                        2000        1999        1998
----------------------------------------------------------------------------------
Federal Income Taxes at Statutory Rate              $5,391      $4,036      $1,595
State Income Taxes (Net of Federal Benefit)            885         697         367
Other                                                 (423)       (351)        (15)
                                                    ------------------------------
                                                    $5,853      $4,382      $1,947
----------------------------------------------------------------------------------

    The Provision for Income Taxes was based on a 38.0% estimated effective income tax rate on Income From Continuing Operations Before Income Taxes for the years ended December 31, 2000, 1999 and 1998. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state income taxes. For the year ended December 31, 2000, the Company received a refund of income taxes of $2.8 million, net of payments. During 1999, the Company paid income taxes of $662,000, net of refunds received. For 1998, the Company received a refund of income taxes of $2.4 million, net of payments.

    Components of the net deferred income tax assets (liabilities) at December 31, 2000 and 1999 include:

(In thousands)                                                2000         1999
-------------------------------------------------------------------------------
Termite Accrual                                            $31,757      $34,322
Insurance Reserves                                          28,216       35,035
Safe Harbor Lease                                           (6,557)      (9,847)
Other                                                        7,701        5,149
                                                           --------------------
                                                           $61,117      $64,659
-------------------------------------------------------------------------------

8.  ACCRUAL FOR TERMITE CONTRACTS

    The Company maintains an accrual for termite contracts representing the estimated costs incurred but as yet unpaid related to termite work performed. The related liabilities at December 31, 2000 and 1999 have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrual for Termite Contracts.

9.  COMMITMENTS AND CONTINGENCIES

    The Company has capitalized lease obligations and several operating leases. The minimum lease payments under the capital leases and non-cancelable operating leases with terms in excess of one year, in effect at December 31, 2000, are summarized as follows:

                                                     Capitalized      Operating
(In thousands)                                            Leases         Leases
-------------------------------------------------------------------------------
2001                                                   $ 1,899         $22,122
2002                                                       258          17,025
2003                                                        --          12,370
2004                                                        --           9,175
2005                                                        --           6,463
Thereafter                                                  --          29,437
                                                       -------         -------
                                                       $ 2,157         $96,592
                                                                       -------
Amount Representing Interest                               (72)
                                                       -------
Present Value of Obligations                             2,085
Portion Due Within One Year                            $(1,829)
                                                       -------
Long-Term Obligations                                  $   256
-------------------------------------------------------------------------------

    Total rental expense under operating leases charged to operations was $29.4 million, $25.6 million and $25.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company maintains a line of credit with a bank that allows it to borrow up to $40.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR). As of December 31, 2000, outstanding borrowings of $1.4 million under this credit facility were reflected in the Consolidated Statements of Financial Position in the line item entitled Other Expenses. No amounts were outstanding under this credit facility as of December 31, 1999.

    The Company is aggressively defending a lawsuit filed in the District Court of Houston County, Alabama. At this time, the final outcome of the litigation cannot be determined. The Company is also planning to appeal to the Supreme Court of Alabama a $4.4 million judgment rendered against it by the Circuit Court of Macon County, Alabama. There is no guarantee that the Alabama Supreme Court will further reduce the judgment rendered by the trial court. However, it is the opinion of Management that the ultimate resolution of the Houston County and Macon County lawsuits will not have a material impact on the financial condition, results of operations or liquidity of the Company. For further discussion of these legal proceedings, see Part I, Item 3 beginning on page 7 of this Form 10-K.

    The Company is involved in other litigation matters incidental to its business. With respect to such other suits, Management does not believe the litigation in which it is involved will have a material adverse effect upon its results of operations or financial condition.

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

    The funded status of the Plan and the resulting accrued benefit liability are summarized as follows as of December 31:

(IN THOUSANDS)                                                 2000      1999
-----------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year                     $75,426   $77,288
Service Cost                                                  4,097     4,379
Interest Cost                                                 6,307     5,694
Actuarial (Gain) Loss                                         3,172    (8,263)
Benefits Paid                                                (3,356)   (3,672)
                                                            -----------------
Benefit Obligation at End of Year                            85,646    75,426
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year               66,514    63,258
Actual Return on Plan Assets                                  4,380     2,928
Employer Contribution                                         6,528     4,000
Benefits Paid                                                (3,356)   (3,672)
                                                            -----------------
Fair Value of Plan Assets at End of Year                     74,066    66,514
                                                            -----------------
Funded Status                                               (11,580)   (8,912)
Unrecognized Net Actuarial Loss                               7,832     2,546
Unrecognized Prior Service Cost                                 (75)     (157)
                                                            -----------------
Accrued Benefit Liability                                   $(3,823)  $(6,523)
-----------------------------------------------------------------------------

    Accrued benefit liabilities at December 31, 2000 and 1999 of $3.8 million and $6.5 million, respectively, have been reflected in the Consolidated Statements of Financial Position in the line item entitled Accrued Pension.

    The weighted-average assumptions as of December 31 were as follows:

                                                        2000      1999      1998
--------------------------------------------------------------------------------
Discount Rate                                           7.75%     8.00%     7.00%
Expected Return on Plan Assets                          9.50%     9.50%     9.50%
Rate of Compensation Increase                           4.75%     5.00%     4.00%
--------------------------------------------------------------------------------

    The components of net periodic benefit cost for the past three years are summarized as follows:

(IN THOUSANDS)                                        2000        1999        1998
----------------------------------------------------------------------------------
Service Cost                                        $4,097      $4,379      $3,611
Interest Cost                                        6,307       5,694       5,182
Expected Return on Plan Assets                      (6,494)     (5,751)     (5,269)
Net Amortizations:
  Amortization of Net Loss                              --         634         203
  Amortization of Net Prior Service Cost               (82)        (69)        (36)
                                                    ------------------------------
Net Periodic Benefit Cost                           $3,828      $4,887      $3,691
----------------------------------------------------------------------------------

    In 1998, the Company adopted SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." At December 31, 2000, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $6.1 million.

    The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The charges to expense for the Company match were approximately $2.1 million in 2000, $2.2 million in 1999 and $1.5 million in 1998.

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

    Option transactions during the last three years for the 1998, 1994 and 1984 Plans are summarized as follows:

                                               2000            1999            1998
-----------------------------------------------------------------------------------
Number of Shares Under Stock Options:
Outstanding at Beginning of Year          1,766,174       1,114,620         359,785
Granted                                     197,500         874,000         890,000
Exercised                                    (1,784)           (246)         (3,550)
Cancelled                                  (126,450)       (252,200)       (101,615)
                                         ------------------------------------------
Outstanding at End of Year                1,835,440       1,766,174       1,144,620
Exercisable at End of Year                  547,480         263,834         106,960
Weighted-Average Exercise Price:
Granted                                  $    14.75      $    16.31      $    19.69
Exercised                                     13.25           13.25           13.18
Cancelled                                     16.83           18.53           20.77
Outstanding at End of Year                    18.08           18.66           20.42
Exercisable at End of Year                    19.10           21.29           23.40
-----------------------------------------------------------------------------------

    Information with respect to options outstanding and options exercisable at December 31, 2000 is as follows:

                                                    Average
                                                  Remaining
                                  Number   Contractual Life             Number
       Exercise Price        Outstanding         (In Years)        Exercisable
------------------------------------------------------------------------------
               $13.25             10,640                .08             10,640
                19.08              4,200               1.08              4,200
                25.50              2,900               2.08              2,900
                28.38             77,900               3.08             57,200
                24.25              4,000               4.08              2,400
                20.88             39,000               5.08             12,000
                19.25            114,800               6.08             54,240
                19.69            695,000               7.33            264,000
                16.31            699,500               8.08            139,900
                14.75            187,500               9.08                 --
------------------------------------------------------------------------------
                               1,835,440                               547,480
------------------------------------------------------------------------------

    The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options granted in 2000, 1999, and 1998 under SFAS 123 (See Note 1 to the consolidated financial statements), the Company's net income, as disclosed on the Consolidated Statements of Income, would have been reduced by approximately $1.4 million in 2000, $1.2 million in 1999, and $578,000 in 1998. Earnings per share would have been reduced by $.05 in 2000, $.04 in 1999 and $.02 in 1998.

    The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $5.62, $4.30, and $6.07, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2000       1999       1998
----------------------------------------------------------------------------------
Risk-Free Interest Rate                                 6.90%      5.12%      6.04%
Expected Life, in Years                                    8          8          8
Expected Volatility                                    20.66%     21.30%     23.22%
Expected Dividend Yield                                 1.25%      2.49%      2.37%
----------------------------------------------------------------------------------

11. UNAUDITED QUARTERLY DATA

PROFIT AND LOSS INFORMATION

(In thousands except per share data)                 First        Second         Third        Fourth
----------------------------------------------------------------------------------------------------
2000
Revenues                                          $149,550      $180,528      $172,373      $147,107
Net Income (Loss)                                      794         8,102         2,363        (1,709)
Earnings (Loss) per Share--Basic and Diluted          0.03          0.27          0.08         (0.06)
----------------------------------------------------------------------------------------------------
1999
Revenues                                          $129,886      $162,342      $154,102      $140,309
Net Income (Loss)                                      467         7,623         1,432        (2,372)
Earnings (Loss) per Share--Basic and Diluted          0.02          0.25          0.05         (0.08)
----------------------------------------------------------------------------------------------------
1998
Revenues                                          $122,965      $155,050      $144,493      $126,628
Income (Loss) from Continuing Operations            (1,764)        6,913           880        (2,852)
Income from Discontinued Operations                     --            --            --         3,410
Net Income (Loss)                                   (1,764)        6,913           880           558
Earnings (Loss) per Share--Basic and Diluted:
  Continuing Operations                              (0.05)         0.21          0.03         (0.09)
  Discontinued Operations                               --            --            --          0.11
                                                  --------------------------------------------------
  Net Income (Loss)                                  (0.05)         0.21          0.03          0.02
----------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information under the captions "Election of Directors" included on pages 4 and 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" included on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001 is incorporated herein by reference. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information under the caption "Executive Compensation" included on pages 10 through 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the captions "Capital Stock" and "Election of Directors" included on pages 2 through 3 and pages 4 through 5, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the caption "Compensation Committee Interlocks and Insider Participation" included on page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001 is incorporated herein by reference.

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

       3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:


            (10) (a)                Rollins, Inc. 1984 Employee Incentive Stock Option Plan is
                                    incorporated herein by reference to Exhibit 10 as filed with its Form 10-K for the year ended December 31, 1996.

            (10) (b)                Rollins, Inc. 1994 Employee Stock Incentive Plan is
                                    incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

            (10) (c)                Rollins, Inc. 1998 Employee Stock Incentive Plan is
                                    incorporated herein by reference to Exhibit A of the March
                                    24, 1998 Proxy Statement for the Annual Meeting of
                                    Stockholders held on April 28, 1998.

    (b) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed or were required to be filed during the fourth quarter of calendar year 2000.

    (c) Exhibits (inclusive of item 3 above):


        (2)(a)                  Asset Purchase Agreement by and between Orkin Exterminating
                                Company, Inc. and PRISM Integrated Sanitation Management,
                                Inc. is incorporated herein by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.

          (b)                   Stock Purchase Agreement as of September 30, 1999, by and
                                among Orkin Canada, Inc., Orkin Expansion, Inc., S.C.
                                Johnson Commercial Markets, Inc., and S.C. Johnson
                                Professional, Inc. is incorporated herein by reference to
                                Exhibit (2)(b) as filed with its Form 10-K for the year
                                ended December 31, 1999.

          (c)                   Asset Purchase Agreement as of October 19, 1999 by and
                                between Orkin Exterminating Company, Inc., Redd Pest Control
                                Company, Inc., and Richard L. Redd is incorporated herein by reference to Exhibit (2)(c) as filed with its Form 10-K for the year ended December 31, 1999.

          (d)                   First Amendment to Asset Purchase Agreement dated as of
                                December 1, 1999, by and among Orkin Exterminating Company,
                                Inc., Redd Pest Control Company, Inc. and Richard L. Redd is
                                incorporated herein by reference to Exhibit (2)(d) as filed with its Form 10-K for the year ended December 31, 1999.

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

        (10)(b)                 Rollins, Inc. 1994 Employee Stock Incentive Plan is
                                incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

        (10)(c)                 Rollins, Inc. 1998 Employee Stock Incentive Plan is
                                incorporated herein by reference to Exhibit A of the March
                                24, 1998 Proxy Statement for the Annual Meeting of
                                Stockholders held on April 28, 1998.

        (13)                    Portions of the Annual Report to Stockholders for the year ended December 31, 2000 which are specifically incorporated herein by reference.

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

                                                       ROLLINS, INC.

                                                       By:  /s/ R. Randall Rollins
                                                            R. Randall Rollins
                                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                            (PRINCIPAL EXECUTIVE OFFICER)
                                                       Date: March 19, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:                                                 By:  /s/ Harry J. Cynkus
     /s/ R. Randall Rollins                              Harry J. Cynkus
     R. RANDALL ROLLINS                                  CHIEF FINANCIAL OFFICER AND TREASURER
     CHAIRMAN OF THE BOARD OF DIRECTORS                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
     (PRINCIPAL EXECUTIVE OFFICER)
Date: March 19, 2001                                Date: March 19, 2001

    The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

--------------------------------------------------------------------------------

/s/ Gary W. Rollins
Gary W. Rollins
AS ATTORNEY-IN-FACT & DIRECTOR
March 19, 2001

                         ROLLINS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                   (ITEM 14)

                                                              Page Number From
                                                              This Form 10-K
                                                              ----------------
(1)  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Financial Position as of
        December 31, 2000 and 1999                                14

      Consolidated Statements of Income for each of the
        three years in the period ended December 31, 2000         15

      Consolidated Statements of Earnings Retained for each
        of the three years in the period ended December 31,
        2000                                                      15

      Consolidated Statements of Cash Flows for each of the
        three years in the period ended December 31, 2000         16

      Notes to Consolidated Financial Statements                17-24

      Report of Independent Public Accountants on
        Consolidated Financial Statements                         32

(2)  FINANCIAL STATEMENT SCHEDULES

      Schedule II--Valuation and Qualifying Accounts              29

      Report of Independent Public Accountants on Financial
        Statement Schedule                                        32

    Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

                         ROLLINS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                  ADDITIONS
                                BALANCE    ------------------------
                                  AT       CHARGED TO   CHARGED TO                    BALANCE AT
                               BEGINNING   COSTS AND       OTHER                        END OF
DESCRIPTION                    OF PERIOD    EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
-----------                    ---------   ----------   -----------   -------------   ----------
    Year ended December 31,
      2000 Allowance for
      doubtful accounts         $4,929       $8,056       $1,850         $6,106         $8,729
                                ------       ------       ------         ------         ------
    Year ended December 31,
      1999 Allowance for
      doubtful accounts         $5,347       $6,551       $  434         $7,403         $4,929
                                ------       ------       ------         ------         ------
    Year ended December 31,
      1998 Allowance for
      doubtful accounts         $9,326       $4,502       $   --         $8,481         $5,347
                                ------       ------       ------         ------         ------

------------------------

    NOTE: (1) Charged to Other Accounts represents beginning balances of allowances for doubtful accounts of acquired companies.

          (2) Deductions represent the write-off of uncollectible receivables, net of recoveries.

                         ROLLINS, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

                        EXHIBIT NUMBER
                        ------------------------------------------------------------
(2)(a)                  Asset Purchase Agreement by and between Orkin Exterminating
                        Company, Inc. and PRISM Integrated Sanitation Management,
                        Inc. is incorporated by reference to Exhibit (2) as filed
                        with its Form 10-Q filed on August 16, 1999.

  (b) Stock Purchase Agreement as of September 30, 1999, by and among Orkin Canada, Inc., Orkin Expansion, Inc., S.C.
                        Johnson Commercial Markets, Inc., and S.C. Johnson
                        Professional, Inc. is incorporated herein by reference to Exhibit (2)(b) as filed with its Form 10-K for the year ended December 31, 1999.

  (c)                   Asset Purchase Agreement as of October 19, 1999 by and
                        between Orkin Exterminating Company, Inc., Redd Pest Control
                        Company, Inc., and Richard L. Redd is incorporated herein by reference to Exhibit (2)(c) as filed with its Form 10-K for the year ended December 31, 1999.

  (d)                   First Amendment to Asset Purchase Agreement dated as of
                        December 1, 1999, by and among Orkin Exterminating Company,
                        Inc., Redd Pest Control Company, Inc. and Richard L. Redd is
                        incorporated herein by reference to Exhibit (2)(d) as filed with its Form 10-K for the year ended December 31, 1999

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

(10)(b)                 Rollins, Inc. 1994 Employee Stock Incentive Plan is
                        incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

(10)(c) Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March
                        24, 1998 Proxy Statement for the Annual Meeting of
                        Stockholders held on April 28, 1998.

(13)                    Portions of the Annual Report to Stockholders for the year ended December 31, 2000 which are specifically incorporated herein by reference.

(21)                    Subsidiaries of Registrant.

(23)                    Consent of Independent Public Accountants.

(24)                    Powers of Attorney for Directors.

                              REPORT OF MANAGEMENT

To the Stockholders of Rollins, Inc.:

    We have prepared the accompanying financial statements and related information included herein for the years ended December 31, 2000, 1999, and 1998. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States, appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

Atlanta, Georgia
February 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of Rollins, Inc.:

    We have audited the accompanying statements of financial position of Rollins, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999 and the related statements of income, earnings retained and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Atlanta, Georgia
February 16, 2001