Form 10-Q
period 2001-03-31
ROLLINS INC
filed 2001-05-14
CIK 84839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4422

ROLLINS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0068479 (I.R.S. Employer Identification No.)
2170 Piedmont Road, N.E., Atlanta, Georgia (Address of principal executive offices)
30324 (Zip Code)
(404) 888-2000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Rollins, Inc. had 30,179,147 shares of its $1 Par Value Common Stock outstanding as of April 30, 2001.

 ROLLINS, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

ROLLINS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands except share data)

	(Unaudited)
	March 31, 2001	December 31, 2000
ASSETS
Cash and Short-Term Investments	$6,388	$399
Marketable Securities	—	—
Trade Receivables, Net	46,749	50,099
Materials and Supplies	12,768	12,980
Deferred Income Taxes	17,673	18,472
Other Current Assets	6,451	7,019

Current Assets	90,029	88,969
Equipment and Property, Net	47,690	49,349
Goodwill and Other Intangible Assets	114,577	115,966
Deferred Income Taxes	42,369	42,645
Other Assets	1,671	1,890

Total Assets	$296,336	$298,819

LIABILITIES
Capital Lease Obligations	$1,385	$1,829
Accounts Payable	14,169	15,302
Accrued Insurance	8,905	10,126
Accrued Payroll	18,440	21,195
Unearned Revenue	32,284	28,381
Other Expenses	33,790	33,973

Current Liabilities	108,973	110,806
Capital Lease Obligations	—	256
Accrued Insurance	39,137	39,400
Accrual for Termite Contracts	42,201	42,651
Long-Term Accrued Liabilities	24,813	27,107

Total Liabilities	215,124	220,220

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share; 99,500,000 shares authorized; 30,179,147 and 30,036,241 shares issued at March 31, 2001 and December 31, 2000, respectively	30,179	30,036
Earnings Retained	51,033	48,563

Total Stockholders' Equity	81,212	78,599

Total Liabilities and Stockholders' Equity	$296,336	$298,819

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
(In thousands except share and per share data)
(Unaudited)

	Quarters Ended March 31,
	2001	2000
REVENUES
Customer Services	$150,973	$149,550

COSTS AND EXPENSES
Cost of Services Provided	86,274	86,412
Depreciation and Amortization	5,149	4,267
Sales, General and Administrative	56,338	57,619
Interest Income	(48)	(29)

	147,713	148,269

INCOME BEFORE INCOME TAXES	3,260	1,281

PROVISION (BENEFIT) FOR INCOME TAXES
Current	278	(63)
Deferred	961	550

	1,239	487

NET INCOME	$2,021	$794

EARNINGS RETAINED
Balance at Beginning of Period	48,563	41,909
Cash Dividends	(1,509)	(1,492)
Other	1,958	2,757

BALANCE AT END OF PERIOD	$51,033	$43,968

EARNINGS PER SHARE—BASIC AND DILUTED	$0.07	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	30,109,104	29,934,120
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	30,268,180	29,937,330

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net Income	$2,021	$794
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	5,149	4,267
Provision for Deferred Income Taxes	961	550
Other, Net	(387)	604
(Increase) Decrease in Assets:
Trade Receivables	3,350	(1,275)
Materials and Supplies	212	(164)
Other Current Assets	587	1,534
Other Non-Current Assets	119	362
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(351)	(5,207)
Unearned Revenue	3,903	4,866
Accrued Insurance	(1,484)	(861)
Accrual for Termite Contracts	(450)	(1,905)
Long-Term Accrued Liabilities	(2,294)	(2,131)

Net Cash Provided by Operating Activities	11,336	1,434

INVESTING ACTIVITIES
Purchases of Equipment and Property	(1,467)	(4,990)
Net Cash Used for Acquisition of Companies	(275)	(2,424)
Marketable Securities, Net	—	10,894

Net Cash (Used in) Provided by Investing Activities	(1,742)	3,480

FINANCING ACTIVITIES
Dividends Paid	(1,509)	(1,492)
Payments on Capital Leases	(700)	(1,478)
Net Borrowings Under Line of Credit	(1,400)	—
Other	4	(25)

Net Cash Used in Financing Activities	(3,605)	(2,995)

Net Increase in Cash and Short-Term Investments	5,989	1,919
Cash and Short-Term Investments at Beginning of Period	399	5,689

Cash and Short-Term Investments at End of Period	$6,388	$7,608

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

    These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

    In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the quarters ended March 31, 2001 and 2000. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    For the quarters ended March 31, 2001 and 2000, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130, "Reporting Comprehensive Income," is not reflected in the Company's consolidated financial statements included herein.

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

NOTE 2. PROVISION FOR INCOME TAXES

    The book provision for income taxes includes the liability for federal and state income taxes. The deferred provision for income taxes arises from the changes during the year in the Company's net deferred tax asset or liability.

NOTE 3. EARNINGS PER SHARE

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

	Quarters Ended March 31,
	2001	2000
Basic EPS	30,109	29,934
Effect of Dilutive Stock Options	159	3

Diluted EPS	30,268	29,937

NOTE 4. LEGAL PROCEEDINGS

    One of the Company's subsidiaries, Orkin Exterminating Company, Inc., is a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida State law. The attorneys for the plaintiffs contend that the case is suitable for a class action. The Court may rule in December 2001 on whether the class should be certified and their case should proceed as a class action. The Company believes this case to be without merit and intends to defend itself aggressively through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company is not subject to any other material litigation, except for the two cases disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000. There has been no material change regarding these two cases since the filing of the Form 10-K.

    Additionally, in the normal course of business, the Company is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by Company personnel and equipment. The Company is actively contesting these actions. It is the opinion of Management that the outcome of these actions, and the cases described in the Company's Form 10-K for the year ended December 31, 2000, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company reported net income of $2.0 million or $0.07 per share for the first quarter of 2001 compared to net income of $794,000 or $0.03 per share for the comparable quarter in 2000. Revenues for the first quarter ended March 31, 2001 increased 1.0% to $151.0 million.

    The quarter-over-quarter improvement in earnings resulted primarily from reductions in Cost of Services Provided and Selling, General and Administrative expenses due to cost containment, as well as slightly higher revenues. The improvements in revenues and Cost of Services Provided and Sales, General and Administrative expenses were partially offset by a higher Provision for Income Taxes and increased Depreciation and Amortization expense.

    In honor of Orkin's 100th anniversary, the Company has partnered with the Smithsonian Museum of Natural History to launch the Smithsonian / O. Orkin Insect Safari. In March 2001, this traveling exhibit began its 100-city tour across the United States teaching children about the exciting world of insects. This exhibit is expected to generate additional brand awareness and appeal in these selected markets.

Results of Operations

    Revenues increased to $151.0 million for the first quarter 2001 from $149.6 million for the same period of 2000, primarily as a result of an increase in pest control average sales price. The Company believes the new service initiatives begun in 2000 positively impacted revenue growth, which was tempered by a severely harsh winter.

    Cost of Services Provided expenses were lower than the prior year period on both a dollar and percentage of revenues basis, decreasing to 57.1% of revenues from 57.8% of revenues for the first quarter 2000. The improvement was primarily attributable to service technician productivity improvements, partially offset by higher insurance and claims experience.

    Selling, General and Administrative expenses were also lower for the quarter on both a dollar and percentage of revenues basis, decreasing to 37.3% of revenues from 38.5% of revenues for the prior year quarter. The improvement was primarily due to lower sales salaries and, with respect to the percentage, better leveraging of fixed costs.

    Depreciation and Amortization expenses for the first quarter 2001 were $882,000 higher than the prior year quarter. The increase was primarily due to the amortization of intangible assets associated with the Company's July 2000 acquisition of Johnson Wax Professional's interest in the Acurid Retail Services, L.L.C. joint venture and to the depreciation associated with FOCUS, the Company's new proprietary branch computer system.

    The Company's net tax provision of $1.2 million for the quarter reflects increased taxable income, as compared to a provision of $487,000 for the same quarter in 2000.

Liquidity and Capital Resources

    The Company believes its current cash balances, future cash flows from operating activities and availability under its line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company experienced positive cash flow from operating activities during the first quarter 2001 of $11.3 million, compared with cash provided by operating activities of approximately $1.4 million in the same period of 2000. This increase resulted primarily from favorable changes in working capital related primarily to improvements in accounts receivable collections and to differences in the timing of accounts payable and other accrued expenses, in addition to higher net income from operations, adjusted for non-cash items.

    The Company invested approximately $1.7 million in capital expenditures and acquisitions in the first quarter 2001, and expects to invest between $7.5 and $10.0 million for the remainder of 2001, inclusive of improvements to its management information systems. Capital expenditures in the first quarter 2001 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $1.5 million was paid in cash dividends during the first quarter 2001. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances, marketable securities and operating activities. The Company maintains a $40.0 million line of credit, of which the full amount is available for borrowing as of April 30, 2001.

    The Company is aggressively defending a class action lawsuit filed in Houston County, Alabama and is appealing a judgment rendered against the Company by the Circuit Court of Macon County, Alabama. Additionally, the Company intends to defend itself aggressively through trial, if necessary, in a potential class action matter pending in the Circuit Court of Hillsborough County, Florida. For further discussion, see Note 4 to the accompanying consolidated financial statements.

Forward-Looking Statements

    This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc., et al. ("Cutler") litigation, the outcome of the Butland et al. v. Orkin Exterminating Company, Inc., et al. ("Butland") litigation, and the outcome of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell ("Jeter") appeals process on the Company's financial condition, results of operations and liquidity; and the Company's projected 2001 capital expenditures and performance. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; the possibility that the appellate court does not further reduce the judgment rendered by the trial court in the Jeter litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; the possibility that the O. Orkin Insect Safari does not generate additional business; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    As of April 30, 2001, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40.0 million line of credit. Due to the absence of such borrowings at April 30, 2001 and as currently anticipated at December 31, 2001, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 2. Changes in Securities and Use of Proceeds.

    On March 1, 2001, the Company released from escrow 31,031 shares of the Company's Common Stock related to its 2000 acquisition of the pest elimination business of R-S Exterminating Company. The market value of the Common Stock on March 1, 2000, the date the shares were placed into escrow, was approximately $500,000, which the Company believes approximates the fair value of the net assets acquired. Since the issuance of these shares was not a public issuance, these shares of Common Stock were exempt from registration under the Securities Act of 1933, as amended, Section 4, Paragraph 2.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  (3)
  (i)  Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to exhibit 3(i) as filed with its Form 10-K for the year ended December 31, 1997.

  (ii)
  By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3)(ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.

  (iii)
  Amendment to the By-laws of Rollins, Inc.

    (4)
    Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

  (b)
  Reports on Form 8-K.
  No reports on Form 8-K were filed or were required to be filed during the first quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC. (Registrant)
Date: May 14, 2001	By:	/s/ GARY W. ROLLINS Gary W. Rollins President and Chief Operating Officer (Member of the Board of Directors)
Date: May 14, 2001	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

ROLLINS, INC. AND SUBSIDIARIES INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
ROLLINS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (In thousands except share data)
ROLLINS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED (In thousands except share and per share data) (Unaudited)
ROLLINS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
ROLLINS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES