Form 10-Q
period 2001-06-30
ROLLINS INC
filed 2001-08-14
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

Yes      [ X ]      No    [   ]


Rollins, Inc. had 30,179,147 shares of its $1 Par Value Common Stock outstanding as of July 31, 2001.


                                                 ROLLINS, INC. AND SUBSIDIARIES

                                                             INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------
               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of June
                         30, 2001 and December 31, 2000                                                    2

                         Condensed Consolidated Statements of Income and Earnings Retained
                         for the Three and Six Months Ended June 30, 2001 and 2000                         3

                         Condensed Consolidated Statements of Cash Flows for the Six Months
                         Ended June 30, 2001 and 2000                                                      4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               10

               Item 4.   Submission of Matters to a Vote of Security Holders.                             10

               Item 5.   Other Information.                                                               10

               Item 6.   Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (In thousands except share data)

                                                                           (Unaudited)
                                                                             June 30,             December 31,
                                                                               2001                   2000
                                                                       ------------------     ------------------
       ASSETS
                   Cash and Short-Term Investments                     $          15,399      $             399
                   Trade Receivables, Net                                         54,750                 50,099
                   Materials and Supplies                                         13,134                 12,980
                   Deferred Income Taxes                                          16,791                 18,472
                   Other Current Assets                                            9,877                  7,019
                                                                       ------------------     ------------------
                       Current Assets                                            109,951                 88,969

                   Equipment and Property, Net                                    48,417                 49,349
                   Goodwill and Other Intangible Assets, Net                     113,925                115,966
                   Deferred Income Taxes                                          41,052                 42,645
                   Other Assets                                                      124                  1,890
                                                                       ------------------     ------------------
                       Total Assets                                    $         313,469      $         298,819
                                                                       ==================     ==================

       LIABILITIES
                   Capital Lease Obligations                           $           1,015      $           1,829
                   Accounts Payable                                               17,978                 15,302
                   Accrued Insurance                                              10,378                 10,126
                   Accrued Payroll                                                22,398                 21,195
                   Unearned Revenue                                               35,206                 28,381
                   Other Current Liabilities                                      34,514                 33,973
                                                                       ------------------     ------------------
                       Current Liabilities                                       121,489                110,806

                   Capital Lease Obligations                                           -                    256
                   Accrued Insurance                                              36,000                 39,400
                   Accrual for Termite Contracts                                  42,732                 42,651
                   Long-Term Accrued Liabilities                                  25,531                 27,107
                                                                       ------------------     ------------------
                       Total Liabilities                                         225,752                220,220
                                                                       ------------------     ------------------

                   Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                    Common Stock, par value $1 per share; 99,500,000
                       shares authorized; 30,179,147 and 30,036,241
                       shares issued at June 30, 2001 and December
                       31, 2000, respectively                                     30,179                 30,036
                   Earnings Retained                                              57,538                 48,563
                                                                       ------------------     ------------------
                       Total Stockholders' Equity                                 87,717                 78,599
                                                                       ------------------     ------------------
                       Total Liabilities and Stockholders' Equity      $         313,469      $         298,819
                                                                       ==================     ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  ROLLINS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                                          (In thousands except share and per share data)
                                                           (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                             -------------------------------      ---------------------------------
                                                                 2001              2000               2001                2000
                                                             -------------     -------------      -------------       -------------
REVENUES
           Customer Services                                 $    181,349      $    180,528       $    332,322        $    330,078
                                                             -------------     -------------      -------------       -------------

COSTS AND EXPENSES
           Cost of Services Provided                               98,720            99,129            184,993             185,523
           Depreciation and Amortization                            4,744             4,604              9,893               8,871
           Sales, General and Administrative                       63,308            63,728            119,599             121,336
                                                             -------------     -------------      -------------       -------------

                                                                  166,772           167,461            314,485             315,730
                                                             -------------     -------------      -------------       -------------

INCOME BEFORE INCOME TAXES                                         14,577            13,067             17,837              14,348
                                                             -------------     -------------      -------------       -------------

PROVISION FOR INCOME TAXES
           Current                                                  3,851             4,415              4,129               4,352
           Deferred                                                 1,688               550              2,649               1,100
                                                             -------------     -------------      -------------       -------------
                                                                    5,539             4,965              6,778               5,452
                                                             -------------     -------------      -------------       -------------

NET INCOME                                                   $      9,038      $      8,102       $     11,059        $      8,896
                                                             =============     =============      =============       =============

EARNINGS RETAINED
           Balance at Beginning of Period                          51,033            43,968             48,563              41,909
           Cash Dividends                                          (1,509)           (1,532)            (3,018)             (3,024)
           Common Stock Purchased and Retired                           -              (144)                 -                (144)
           Other                                                   (1,024)              (49)               934               2,708
                                                             -------------     -------------      -------------       -------------

BALANCE AT END OF PERIOD                                     $     57,538      $     50,345       $     57,538        $     50,345
                                                             =============     =============      =============       =============

EARNINGS PER SHARE - BASIC AND
DILUTED                                                      $       0.30      $       0.27       $       0.37        $       0.30
                                                             =============     =============      =============       =============

WEIGHTED SHARES OUTSTANDING - BASIC                            30,179,147        30,029,576         30,144,319          29,982,112

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,319,912        30,030,229         30,294,240          29,984,044

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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                   -----------------------------------------
                                                                                           2001                   2000
                                                                                   ------------------     ------------------
OPERATING ACTIVITIES
                   Net Income                                                      $          11,059      $           8,896
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                                         9,893                  8,871
                         Provision for Deferred Income Taxes                                   2,649                  1,100
                         Other, Net                                                               70                    521
                   (Increase) Decrease in Assets:
                         Trade Receivables                                                    (4,651)                (9,653)
                         Materials and Supplies                                                 (153)                (1,237)
                         Other Current Assets                                                 (2,737)                (6,231)
                         Other Non-Current Assets                                               (779)                 1,340
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                                 8,075                  5,216
                         Unearned Revenue                                                      6,825                  8,685
                         Accrued Insurance                                                    (3,147)                (1,704)
                         Accrual for Termite Contracts                                            81                 (4,437)
                         Long-Term Accrued Liabilities                                        (1,513)                (2,416)
                                                                                   ------------------     ------------------

                   Net Cash Provided by Operating Activities                                  25,672                  8,951
                                                                                   ------------------     ------------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                                        (3,872)                (8,600)
                   Net Cash Used for Acquisition of Companies                                   (345)                (3,374)
                   Marketable Securities, Net                                                      -                 11,923
                                                                                   ------------------     ------------------

                   Net Cash Used in Investing Activities                                      (4,217)                   (51)
                                                                                   ------------------     ------------------

FINANCING ACTIVITIES
                   Dividends Paid                                                             (3,018)                (3,024)
                   Common Stock Purchased and Retired                                              -                   (154)
                   Payments on Capital Leases                                                 (1,070)                (2,306)
                   Payments, Net of Borrowings,
                      under Line of Credit Agreement                                          (1,400)                     -
                   Other                                                                        (967)                   201
                                                                                   ------------------     ------------------

                   Net Cash Used in Financing Activities                                      (6,455)                (5,283)
                                                                                   ------------------     ------------------

                   Net Increase in Cash and Short-Term
                      Investments                                                             15,000                  3,617
                   Cash and Short-Term Investments
                      at Beginning of Period                                                     399                  5,689
                                                                                   ------------------     ------------------
                   Cash and Short-Term Investments
                      at End of Period                                             $          15,399      $           9,306
                                                                                   ==================     ==================

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

          In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

          For the three and six months ended June 30, 2001 and 2000, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130, "Reporting Comprehensive Income," is not reflected in the Company's consolidated financial statements included herein.

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

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of- interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

NOTE 3.   EARNINGS PER SHARE

          Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share
          (EPS) are as follows (in thousands):

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                    ------------------------------------     ------------------------------------
                                                         2001                 2000                2001                2000
                                                    ----------------     ---------------     ----------------    ----------------
                  Basic EPS                                  30,179              30,029               30,144              29,982
                  Effect of Dilutive Stock Options              141                   1                  150                   2
                                                    ----------------     ---------------     ----------------    ----------------
                  Diluted EPS                                30,320              30,030               30,294              29,984
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $9.0 million or $0.30 per share for the quarter compared to net income of $8.1 million or $0.27 per share for the comparable quarter in 2000. Net income for the first six months of 2001 increased 24.3% to $11.1 million or $0.37 per share compared to $8.9 million or $0.30 per share for the same period in 2000. Revenues for the second quarter and six months ended June 30, 2001, increased 0.5% and 0.7%, respectively.

The improvement in earnings for the quarter and first six months resulted primarily from new pest and termite initiatives that have increased productivity and improved customer retention. The Cost of Services Provided and Sales, General and Administrative both reflect margin improvements that were partially offset by an increase in the Provision for Income Taxes.

Results of Operations

Revenues increased to $181.3 million for the second quarter of 2001 from $180.5 million for the same quarterly period of 2000. For the first six months of 2001, the Company generated revenues of $332.3 million, up 0.7% from last year's amount of $330.1 million. Revenue growth was reflective of the slowing economy.

Cost of Services Provided was approximately $409,000 less than the prior year quarter and improved to represent 54.4% of revenues compared with 54.9% for the same quarter of the prior year. Improvement can be mainly attributed to increased service technician productivity and reduced travel expense which was partially offset by higher insurance and claims experience. For the first six months of 2001, Cost of Services Provided improved to represent 55.7% of revenues compared to 56.2% for the prior year period. The improvement can primarily be attributed to reductions, as a percentage of revenues, in service salaries, personnel related expenses, and travel expense partially offset by higher insurance and claims experience.

Sales, General and Administrative decreased $420,000 and as a percentage of revenues was 34.9% compared to 35.3% for the same quarter of the prior year. For the first half of 2001, Sales, General and Administrative decreased as a percentage of revenues to 36.0% compared with 36.8% for the prior year period. The improvements as a percentage of revenues for the quarter and year-to-date resulted primarily from reductions in sales salaries, personnel related experience, sales promotions, and bad debt expense.

Depreciation and Amortization expenses for the second quarter of 2001 were $140,000 higher than the prior year quarter. For the first six months of 2001, Depreciation and Amortization expenses were $1.0 million higher than the prior year period. The increase was primarily due to the amortization of intangible assets associated with the Company's July 2000 acquisition of Johnson Wax Professional's interest in the Acurid Retail Services, L.L.C. joint venture and to the depreciation associated with FOCUS, the Company's new proprietary branch computer system.

The Company's net tax provisions of $5.5 million for the quarter and $6.8 million for the first six months reflect increased taxable income over the prior year periods.

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $25.7 million for the first six months of 2001 compared with cash provided by operating activities of $9.0 million in the same period of 2000. This increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations that has been adjusted for non-cash items as well as improvements in accounts receivable collections and differences in the timing of accounts payable and other accrued expenses.

The Company invested approximately $4.2 million in capital expenditures and acquisitions during the first six months of 2001, and expects to invest between $7.5 and $10.0 million for the remainder of 2001, inclusive of improvements to its management information systems. Capital expenditures in the first six months of 2001 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $3.0 million was paid in cash dividends during the first six months of 2001. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances and operating activities. The Company maintains a $40.0 million line of credit, of which the full amount is available for borrowing as of July 31, 2001.

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

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, which cannot be determined at this time.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of outstanding litigation on the Company's financial condition, results of operations and liquidity; and the Company's projected 2001 capital expenditures, performance, and borrowings. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland, Jeter or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2001, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40.0 million line of credit. Due to the absence of such borrowings at July 31, 2001 and as currently anticipated at December 31, 2001, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.


PART II  OTHER INFORMATION
Item 1.           Legal Proceedings.

                  See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Stockholders was held on April 24, 2001.  At the meeting, stockholders elected two Class III Directors for the three-year term expiring in 2004.

                  Results of the voting were as follows:

                  Election of Class III Directors:                           For                          Withheld
                  -------------------------------------------      -------------------------      --------------------------

                  Wilton Looney                                           28,746,448                       100,503
                  Bill J. Dismuke                                         28,607,166                       239,785

Item 5.           Other Information.

                  Gary W. Rollins, 56, president and chief operating officer, was named to the additional post of chief executive officer effective July 24, 2001.  He succeeded R. Randall Rollins who continues as chairman of the board.


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

                            (iii)  Amendment to the By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3)
                                   (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2001.

                        (4)        Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit
                                   (4) as filed with its Form 10-K for the year ended December 31, 1998.

                  (b)   Reports on Form 8-K.

                                   No reports on Form 8-K were filed or were required to be filed during the second quarter of
                                   2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROLLINS, INC.
                                     (Registrant)




Date:  August 13, 2001             By:   /s/ Gary W. Rollins
                                   -----------------------------------
                                          Gary W. Rollins
                                          Chief Executive Officer, President
                                          and Chief Operating Officer
                                          (Member of the Board of Directors)




Date:  August 13, 2001             By:   /s/ Harry J. Cynkus
                                   -----------------------------------
                                          Harry J. Cynkus
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)