Form 10-Q
period 2001-09-30
ROLLINS INC
filed 2001-11-14
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

Yes      [ X ]      No    [    ]


Rollins, Inc. had 30,063,747 shares of its $1 Par Value Common Stock outstanding as of October 31, 2001.

                                                ROLLINS, INC. AND SUBSIDIARIES

                                                            INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of
                         September 30, 2001 and December 31, 2000                                          2

                         Condensed Consolidated Statements of Income and Earnings Retained
                         for the Three and Nine Months Ended September 30, 2001 and 2000                   3

                         Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended September 30, 2001 and 2000                                          4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               10

               Item 6.   Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (In thousands except share data)

                                                                            (Unaudited)
                                                                           September 30,        December 31,
                                                                                2001                2000
                                                                       ------------------   ------------------
       ASSETS
                   Cash and Short-Term Investments                     $          10,462    $             399
                   Trade Receivables, Net                                         53,709               50,099
                   Materials and Supplies                                         11,548               12,980
                   Deferred Income Taxes                                          15,997               18,472
                   Other Current Assets                                           13,886                7,019
                                                                       ------------------   ------------------
                       Current Assets                                            105,602               88,969

                   Equipment and Property, Net                                    45,559               49,349
                   Goodwill and Other Intangible Assets, Net                     112,672              115,966
                   Deferred Income Taxes                                          40,492               42,645
                   Other Assets                                                        9                1,890
                                                                       ------------------   ------------------
                       Total Assets                                    $         304,334    $         298,819
                                                                       ==================   ==================

       LIABILITIES
                   Capital Lease Obligations                           $             638    $           1,829
                   Accounts Payable                                               14,661               15,302
                   Accrued Insurance                                              11,758               10,126
                   Accrued Payroll                                                23,042               21,195
                   Unearned Revenue                                               33,145               28,381
                   Other Current Liabilities                                      31,646               33,973
                                                                       ------------------   ------------------
                       Current Liabilities                                       114,890              110,806

                   Capital Lease Obligations                                           -                  256
                   Accrued Insurance                                              33,523               39,400
                   Accrual for Termite Contracts                                  41,270               42,651
                   Long-Term Accrued Liabilities                                  24,461               27,107
                                                                       ------------------   ------------------
                       Total Liabilities                                         214,144              220,220
                                                                       ------------------   ------------------


       STOCKHOLDERS' EQUITY
                    Common Stock, par value $1 per share; 99,500,000 shares
                       authorized; 30,166,747 and 30,036,241 shares issued at
                       September 30, 2001 and December
                       31, 2000, respectively                                     30,167               30,036
                   Earnings Retained                                              60,023               48,563
                                                                       ------------------   ------------------
                       Total Stockholders' Equity                                 90,190               78,599
                                                                       ------------------   ------------------
                       Total Liabilities and Stockholders' Equity      $         304,334    $         298,819
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

                                                  ROLLINS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
                                          (In thousands except share and per share data)
                                                           (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                             -------------------------------      ---------------------------------
                                                                 2001              2000               2001               2000
                                                             -------------     -------------      -------------      --------------
REVENUES
           Customer Services                                 $    169,806      $    172,373       $    502,128       $     502,451
                                                             -------------     -------------      -------------      --------------

COSTS AND EXPENSES
           Cost of Services Provided                               95,118            98,294            280,111             283,817
           Depreciation and Amortization                            5,140             4,677             15,033              13,548
           Sales, General and Administrative                       62,664            65,591            182,263             186,927
                                                             -------------     -------------      -------------      --------------
                                                                  162,922           168,562            477,407             484,292
                                                             -------------     -------------      -------------      --------------
INCOME BEFORE INCOME TAXES                                          6,884             3,811             24,721              18,159
                                                             -------------     -------------      -------------      --------------


PROVISION  FOR INCOME TAXES
           Current                                                  1,370               898              5,499               5,250
           Deferred                                                 1,246               550              3,895               1,650
                                                             -------------     -------------      -------------      --------------
                                                                    2,616             1,448              9,394               6,900
                                                             -------------     -------------      -------------      --------------
NET INCOME                                                   $      4,268      $      2,363       $     15,327       $      11,259
                                                             =============     =============      =============      ==============

EARNINGS RETAINED
           Balance at Beginning of Period                          57,538            50,345             48,563              41,909
           Cash Dividends                                          (1,509)           (1,504)            (4,527)             (4,528)
           Common Stock Purchased                                     (56)                -                (56)               (144)
           Other                                                     (218)               48                716               2,756
                                                             -------------     -------------      -------------      --------------
BALANCE AT END OF PERIOD                                     $     60,023      $     51,252       $     60,023       $      51,252
                                                             =============     =============      =============      ==============


EARNINGS PER SHARE - BASIC AND
DILUTED                                                      $       0.14      $       0.08       $       0.51       $        0.38
                                                             =============     =============      =============      ==============

WEIGHTED SHARES OUTSTANDING - BASIC                            30,176,364        30,036,184         30,155,118          30,000,334

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,313,600        30,039,628         30,300,810          30,002,770

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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                          2001                  2000
                                                                                   ------------------     -----------------
OPERATING ACTIVITIES
                   Net Income                                                      $          15,327      $         11,259
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                                        15,033                13,548
                         Provision for Deferred Income Taxes                                   3,894                 1,651
                         Other, Net                                                              136                  (562)
                   (Increase) Decrease in Assets:
                         Trade Receivables                                                    (3,610)               (9,538)
                         Materials and Supplies                                                1,432                   558
                         Other Current Assets                                                 (6,731)               (5,096)
                         Other Non-Current Assets                                               (273)                  666
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                                 2,534                (6,009)
                         Unearned Revenue                                                      4,764                 9,959
                         Accrued Insurance                                                    (4,244)               (4,581)
                         Accrual for Termite Contracts                                        (1,380)               (6,648)
                         Long-Term Accrued Liabilities                                          (865)               (2,311)
                                                                                   ------------------     -----------------
                   Net Cash Provided by Operating Activities                                  26,017                 2,896
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                                        (6,184)              (11,781)
                   Net Cash Used for Acquisition of Companies                                   (704)               (7,080)
                   Marketable Securities, Net                                                      -                13,084
                                                                                   ------------------     -----------------
                   Net Cash Used in Investing Activities                                      (6,888)               (5,777)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
                   Dividends Paid                                                             (4,527)               (4,528)
                   Common Stock Purchased and Retired                                              -                  (154)
                   Payments on Capital Leases                                                 (1,447)               (2,542)
                   Payments, Net of Borrowings,
                      under Line of Credit Agreement                                          (1,400)                4,475
                   Other                                                                      (1,692)                  204
                                                                                   ------------------     -----------------
                   Net Cash Used in Financing Activities                                      (9,066)               (2,545)
                                                                                   ------------------     -----------------

                   Net Increase in Cash and Short-Term
                      Investments                                                             10,063                (5,426)
                   Cash and Short-Term Investments
                      at Beginning of Period                                                     399                 5,689
                                                                                   ------------------     -----------------
                   Cash and Short-Term Investments
                      at End of Period                                             $          10,462      $            263
                                                                                   ==================     =================

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

                  In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

                  For the three and nine months ended September 30, 2001 and 2000, comprehensive income is not materially different from net income and, as a result, the impact of SFAS 130, "Reporting Comprehensive Income," is not reflected in the Company's consolidated financial statements included herein.

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

                  In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. The Company is currently in the process of determining the financial statement impact of SFAS 142.

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

NOTE 3.           EARNINGS PER SHARE

                  Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                   -------------------------------------     ------------------------------------
                                                         2001                 2000                2001                2000
                                                    ----------------     ---------------     ----------------    ----------------
                  Basic EPS                                  30,176              30,036               30,155              30,000
                  Effect of Dilutive Stock Options              138                   4                  146                   3
                                                    ----------------     ---------------     ----------------    ----------------
                  Diluted EPS                                30,314              30,040               30,301              30,003
                                                    ================     ===============     ================    ================


NOTE 4.           LEGAL PROCEEDINGS

                  One of the Company's subsidiaries, Orkin Exterminating Company, Inc., is a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida State law. The attorneys for the plaintiffs contend that the case is suitable for a class action. The Court may rule in January 2002 on whether the class should be certified and their case should proceed as a class action. The Company believes this case to be without merit and intends to defend itself aggressively through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  On November 9, 2001, the Alabama Supreme Court further reduced the $4.4 million judgment rendered in the trial court of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell to $2.3 million plus post-judgment interest. Of the $2.3 million award, $2 million is for punitive damages and $300,000 is for compensatory damages. The plaintiffs have 21 days to accept this ruling or it will be remanded for a new trial. In the opinion of Management, the outcome of this case as described in the Company's Form 10-K for the year ended December 31, 2000, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  The Company is not subject to any other material litigation, except for the case disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000. There has been no material change regarding this case since the filing of the Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $4.3 million or $0.14 per share for the third quarter of 2001 compared to net income of $2.4 million or $0.08 per share for the comparable quarter in 2000. Net income for the first nine months of 2001 increased 36.1% to $15.3 million or $0.51 per share compared to $11.3 million or $0.38 per share for the same period in 2000. Revenues for the third quarter and nine months ended September 30, 2001 decreased 1.5% and 0.1%, respectively.

The improvement in earnings for the quarter and nine months resulted primarily from pest and termite initiatives that have decreased costs, increased productivity and improved customer retention. The Cost of Services Provided and Sales, General and Administrative both reflect margin improvements that were partially offset by an increase in the Provision for Income Taxes.

Results of Operations

Revenues decreased to $169.8 million for the third quarter of 2001 from $172.4 million for the same quarterly period of 2000. For the nine months of 2001, the Company generated revenues of $502.1 million, down 0.1% from last year's amount of $502.4 million. The lack of revenue growth was reflective of the slowing economy partially offset by an increase in recurring revenues as a result of company initiatives.

Cost of Services Provided in the third quarter of 2001 was approximately $3.2 million less than the prior year quarter and improved to represent 56.0% of revenues compared with 57.0% for the same quarter of the prior year. Improvement can be mainly attributed to programs that have increased productivity while reducing headcount, service salaries, material and supplies, and fleet expense which were partially offset by higher insurance and claims experience. For the nine months of 2001, Cost of Services Provided improved to represent 55.8% of revenues compared to 56.5% for the prior year period. This $3.7 million improvement can primarily be attributed to programs that have increased productivity while reducing headcount, service salaries, personnel related expenses, and fleet expense which were partially offset by higher insurance and claims experience.

Sales, General and Administrative decreased $2.9 million and as a percentage of revenues was 36.9% compared to 38.1% for the same quarter of the prior year. This improvement can be mainly attributed to reductions in sales and administrative salaries, personnel related expenses, and bad debt expense. For the nine months of 2001, Sales, General and Administrative decreased as a percentage of revenues to 36.3% compared with 37.2% for the prior year period. The $4.7 million improvement year-to-date resulted primarily from reductions in sales salaries, personnel related expenses, and bad debt expense.

Depreciation and Amortization expenses for the third quarter of 2001 were $463 thousand higher than the prior year quarter. For the nine months of 2001, Depreciation and Amortization expenses were $1.5 million higher than the prior year period. The increase was primarily due to the amortization of intangible assets associated with the Company's July 2000 acquisition of Johnson Wax Professional's interest in the Acurid Retail Services, L.L.C. joint venture and to the depreciation associated with FOCUS, the Company's new proprietary branch computer system. See Impact of Recent Accounting Pronouncements on future impact of amortization of intangible assets.

The Company's net tax provisions of $2.6 million for the quarter and $9.4 million for nine months reflect increased taxable income over the prior year periods.

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $26.0 million for nine months of 2001 compared with cash provided by operating activities of $2.9 million in the same period of 2000. This increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations that has been adjusted for non-cash items as well as improvements in accounts receivable collections and differences in the timing of accounts payable and other accrued expenses.

The Company invested approximately $6.9 million in capital expenditures and acquisitions during the nine months of 2001, and expects to invest between $4.0 and $5.0 million for the remainder of 2001, inclusive of improvements to its management information systems. Capital expenditures in the nine months of 2001 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $4.5 million was paid in cash dividends during the first nine months of 2001. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances and operating activities. The Company maintains a $40.0 million line of credit, of which the full amount is available for borrowing as of October 31, 2001.

The Company is aggressively defending a class action lawsuit filed in Houston County, Alabama. On November 9, 2001, the Company received a ruling from the Alabama Supreme Court on The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell. Additionally, the Company intends to defend itself aggressively through trial, if necessary, in a potential class action matter pending in the Circuit Court of Hillsborough County, Florida. For further discussion, see Note 4 to the accompanying consolidated financial statements.

Impact of Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. The Company is currently in the process of determining the financial statement impact of SFAS 142.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2001, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40.0 million line of credit. Due to the absence of such borrowings at October 31, 2001 and as currently anticipated at December 31, 2001, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

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

                                   By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (ii) as filed
                             (ii)  with its Form 10-Q for the quarterly period ended March 31, 1999.

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

                  (b)   Reports on Form 8-K.

                                   No reports on Form 8-K were filed or were required to be filed during the third quarter of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROLLINS, INC.
                                   (Registrant)




Date:  November 13, 2001          By:   /s/ Gary W. Rollins
                                  ----------------------------------------------
                                         Gary W. Rollins
                                         Chief Executive Officer, President
                                         and Chief Operating Officer
                                         (Member of the Board of Directors)




Date:  November 13, 2001          By:   /s/ Harry J. Cynkus
                                  ----------------------------------------------
                                         Harry J. Cynkus
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)