Form 10-K405
period 2001-12-31
ROLLINS INC
filed 2002-03-20
CIK 84839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  .☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on February 26, 2002, was $282,498,380 based on the closing price on the New York Stock Exchange on such date of $20.00 per share.

Rollins, Inc. had 30,160,062 shares of Common Stock outstanding as of February 26, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 2001 are incorporated by reference into Part II, Item 6.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-13.

PART I

Item 1. Business.

General

        Rollins, Inc. (the Company) is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers. Services are performed through a contract that specifies the pricing arrangement with the customer.

        Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin operates under the Orkin® and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin one of the most recognized pest and termite companies in the country. The PCO Services brand name provides similar brand recognition in Canada. The Company is the largest pest control provider in Canada.

        The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, and Mexico, are included in Item 8 of this document under financial statements and supplementary data on pages 15 and 16. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

        A bimonthly pest control service initiative has been recently implemented to better service our residential customers. Through this program, the Company can better conform to our customers' busy lifestyles. In addition, AcuridSM commercial pest elimination service was introduced company-wide in 2001. This premium service includes insect control, fly control, rodent control, and odor control for commercial customers and is now available through any Orkin branch.

        The dollar amount of service contracts and backlog orders as of the end of the Company's 2001 and 2000 calendar years was approximately $16.2 million and $18.2 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control where services are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

        The Rollins Customer Care Center achieved its ISO 9002 quality certification in 2001. It is joined by seventeen dedicated commercial branches that have also completed the ISO 9002 quality certification process.

        The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in secondary markets where it is not currently feasible to locate a conventional Orkin branch. There is a built-in exit strategy at the end of the franchise term that motivates the franchisee to sell their business to Orkin. There were 30 franchisees in the Company at the end of 2001.

        Another area of development for the Company was the company-wide introduction of a new proprietary branch computer system named FOCUS. This technology should enable us to better serve our customers by developing a more comprehensive customer database and better identify performance trends.

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

Research and Development

        Expenditures by the Company on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also, a portion of these methods and products are produced to the specifications provided by the Company. Some of the more recent studies that have been conducted on behalf of the Company include one on fly pathogens by the University of Florida. There is also an integrated pest management study currently being performed by the Virginia Polytechnic Institute.

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

        Other than the impact on the Company of governmental regulation of the use of pesticides, the Company is not materially affected by compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees

        The number of persons employed by the Company as of February 26, 2002 was approximately 8,000.

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

        On November 9, 2001, the Alabama Supreme Court rendered a final judgment of $2.3 million in the matter of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell. The following two paragraphs describe in detail the proceedings of this lawsuit.

        On May 14, 1999, a lawsuit was filed in the Circuit Court of Macon County, Alabama against Orkin alleging breach of contract and fraud. The suit asserted a failure to treat and inspect the residence of the plaintiff and to repair the termite damage and alleged that Orkin concealed alleged misconduct and misled the plaintiff as to the quality of work performed. Orkin defended itself by asserting that the plaintiff had not been misled and was told about the damages. Orkin also presented evidence that there was structural damage not attributable to termites, that there were significant conditions conducive to termites present in and around the structure and that there was no evidence of live termites found in the damaged areas since 1989. On August 18, 2000, the jury in the matter of The Estate of Artie Mae Jeter v. Orkin Exterminating Company, Inc. and Bill Maxwell, returned a verdict of $80.8 million against Orkin. The award consisted of $800,000 in compensatory damages including property damage and mental anguish and $80.0 million in punitive damages. The jury found for the plaintiff on the two counts alleged.

        Subsequent to the judgment, Orkin filed post trial motions, including a motion to reduce the judgment. On December 11, 2000, the trial judge issued an order reducing the total amount of the award to $4.4 million against Orkin. This amount consisted of $400,000 in compensatory damages and $4.0 million in punitive damages. It remained Orkin's position that it complied with its obligations and that it did not attempt to conceal any misconduct or suppress any material facts. Orkin appealed this reduced judgment to the Supreme Court of Alabama. On November 9, 2001, the Alabama Supreme Court further reduced the $4.4 million judgment rendered in the trial court to $2.3 million plus post-judgment interest. Of the $2.3 million award, $2 million was for punitive damages and $300,000 was for compensatory damages. As a result of this final judgment, this case has now been terminated and in the opinion of Management, did not have a material impact on the financial condition, results of operations or liquidity of the Company.

        Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida State law. The attorneys for the plaintiffs contend that the case is suitable for a class action. The Court may rule in the first six months of 2002 on whether the class should be certified and their case should proceed as a class action. The Company believes this case to be without merit and intends to defend itself aggressively through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Additionally, in the normal course of business, the Company is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Company personnel and equipment. The Company is actively contesting these actions. It is the opinion of Management, however, that the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	70	Chairman of the Board	10/22/91
Gary W. Rollins (2)	57	Chief Executive Officer, President and Chief Operating Officer	7/24/01
Harry J. Cynkus (3)	52	Chief Financial Officer and Treasurer	5/28/98
Michael W. Knottek (4)	57	Vice President and Secretary	5/28/98
Glen W. Rollins (5)	35	Executive Vice President	6/01/01

(1)
R. Randall Rollins and Gary W. Rollins are brothers.

(2)
Gary W. Rollins was elected to the office of President and Chief Operating Officer in January 1984. He was elected to the additional office of Chief Executive Officer in July 2001.

(3)
Harry J. Cynkus joined the Company in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a $300 million wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President—Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President—Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President—Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

(4)
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

(5)
Glen W. Rollins is the son of Gary W. Rollins. He joined the Company in 1989 and has held a variety of positions within the organization. As Executive Vice President, he was assigned responsibility for Orkin operations in June 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2001 and 2000 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price				Stock Price
			Dividends Paid Per Share				Dividends Paid Per Share
2001	High	Low		2000	High	Low

First Quarter	$21.30	$16.84	$.05	First Quarter	$16.38	$12.88	$.05
Second Quarter	20.68	17.32	.05	Second Quarter	15.06	11.13	.05
Third Quarter	20.98	14.97	.05	Third Quarter	15.50	14.25	.05
Fourth Quarter	21.35	14.99	.05	Fourth Quarter	22.38	14.69	.05

The number of stockholders of record as of February 26, 2002 was 1,785.

Item 6. Selected Financial Data.

        The information contained under the heading, "5-Year Financial Summary", on back of the front cover of the 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

				% Change From Prior Year Increase
(In thousands)	2001	2000	1999	2001	2000

Revenues	$652,286	$649,558	$586,639	0.4%	10.7%
Net Income	16,942	9,550	7,150	77.4	33.6

General Operating Comments

        The Company's continued emphasis on customer retention along with building recurring revenues with our termite baiting program resulted in a revenue growth of 0.4% in a sluggish economy. The financial results for the fourth quarter 2001 and the year were positively impacted by the continued benefit of our recent service initiatives.

        For the fourth quarter of 2001, the Company recognized net income of $1.6 million compared to a loss of $1.7 million in the fourth quarter 2000. For the year ended December 31, 2001, the Company had net income of $16.9 million compared to the prior year amount of $9.5 million, which represents a 77.4% increase. The overall improvement in profitability is largely a result of improved Cost of Services Provided and Sales and General & Administrative expenses as a percentage of revenues, partially offset by lower interest income and higher depreciation and income taxes.

Results of Operations—2001 Versus 2000

        The 0.4% increase in revenues for the year ended December 31, 2001 was primarily due to increased recurring revenues in both pest and termite control. Pest control benefited from improvement in customer retention and a solid increase in commercial revenues. The increased recurring revenues from termite control can be mainly attributed to the impact of our termite baiting program.

        Orkin's treatment method of directed liquid termite baiting program generates recurring monitoring revenues that are deferred to the balance sheet each month in the form of unearned revenue. This is then being recognized in future periods when the service is rendered.

        Over the past couple of years, the Company has successfully integrated several pest control companies acquired in the United States and Canada. The Company currently does not have plans to aggressively seek new acquisitions but will give consideration to any unusually attractive acquisition opportunities presented. Cost of Services Provided decreased $7.3 million compared to last year, and improved to represent 55.9% of revenues compared to 57.2% last year. This improvement as a percentage of revenues was primarily attributable to margin improvement due to increased efficiencies and a reduced workforce in service, personnel related expenses, and fleet that was partially offset by an increase in insurance expense. Depreciation and Amortization increased approximately $1.9 million or 10.2% over the prior year, due primarily to the implementation of our new proprietary branch computer system.

        Sales, General and Administrative decreased $4.0 million over last year, and improved to represent 36.9% of revenues compared to 37.6% last year. This improvement as a percentage of revenues resulted primarily from improved efficiencies and a reduced workforce in sales, decreased other personnel related costs, and decreased bad debt expense.

        Interest income declined $252,000 or 56.0% during the year primarily due to interest expense for notes payable associated with acquisitions.

        The Company's tax provision of $10.4 million as compared to $5.9 million in 2000, reflects increased income in 2001.

        The decline in the Accrual for Termite Contracts of $6.8 million or 11.8% reflects improvement in the experience rate, as well as the payment of termite claims and the cost of remediation. Accrued Insurance decreased $6.3 million or 12.9% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with insurance expense.

        In 2002 the Company plans to further expand its alternate service program, which is becoming a larger part of the Company's residential pest control business with its improved profit margins. The Company will also continue to emphasize its commercial pest control business featuring AcuridSM, a new high-end service that offers businesses a customized approach to pest control.

Results of Operations—2000 Versus 1999

        The 10.7% increase in revenues for the year ended December 31, 2000 was due to increases in both pest and termite control revenues. The continuing customer acceptance of the Company's alternate service offering in conjunction with acquisitions resulted in higher residential pest control revenues in 2000. The Company's commercial pest control division was its fastest growing division, with a substantial revenue improvement over 1999. The Company's continued emphasis on its commercial pest control operations was evidenced by the growth in customer base and a higher average sales price in 2000. On July 1, 2000, the Company further expanded its commercial operations through the acquisition of the remaining 50% of its joint venture, Acurid Retail Services, L.L.C., created to sell and provide pest elimination services to customers in the retail market.

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

        Cost of Services Provided increased $30.2 million over 1999, but improved to represent 57.2% of revenues compared to 58.2% in 1999. This improvement as a percentage of revenues was primarily attributable to margin improvement due to efficiencies and associated workforce reductions in service, personnel related expenses, insurance and claims and improved inventory management.

        Depreciation and Amortization increased approximately $5.0 million or 37.1% over 1999, due primarily to an increase in amortization of goodwill and other intangibles as a result of the Company's prior year acquisitions.

        Sales, General and Administrative increased $21.3 million over 1999, but improved to represent 37.6% of revenues compared to 38.1% in 1999. This improvement as a percentage of revenues resulted primarily from better leveraging of fixed costs due to higher revenues and improved efficiencies in sales salaries and other personnel related costs.

        Interest income declined $2.6 million or 85.2% during 2000 primarily due to a decrease in invested funds over the prior year. The decrease in invested funds resulted principally from the conversion of investments to cash to fund acquisitions during the last part of 1999, and to fund the recent upgrades to our management information systems.

        The Company's tax provision of $5.9 million as compared to $4.4 million in 1999, reflects increased taxable income in 2000.

        The decline in the Accrual for Termite Contracts of $11.7 million or 16.9% reflects improvement in the experience rate, as well as the payment of termite claims and the cost of remediation. Accrued Insurance decreased $5.4 million or 9.8% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with insurance expense.

Impact of Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this standard, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement. In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill, however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact of this review is an increase in amortization expense of $2.1 million. The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001 while addressing financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 144 will have a material impact on its financial statements.

Liquidity and Capital Resources

        The Company believes its current cash balances, future cash flows from operating activities and availability under its credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company experienced positive cash flow from operating activities during the year in the amount of $29.6 million. This increase in cash flow is an improvement over cash flow provided by operating activities of $11.4 million in 2000 and cash flow provided by operating activities of $8.2 million in 1999. The 2001 increase resulted primarily from higher net income from continuing operations in 2001, adjusted for non-cash items. The Company believes that required contributions to the Pension Plan in 2002 estimated at $12 million, will not materially impact liquidity. Additionally, the Company has adopted amendments to the Pension Plan that will reduce future expense and cash requirements. While Kmart is a customer of the Company, Kmart's recently declared bankruptcy will not have a significant impact on the Company or its liquidity.

        During the year, cash used in investing activities was approximately $9.2 million compared with cash used in investing activities of $8.8 million in 2000. The increase in cash used by investing activities is the result of decreased investment in marketable securities partially offset by a decrease in capital expenditures. For the year ended December 31, 2001, the Company invested $8.5 million in capital expenditures primarily for improvement to management information systems. With the completion of FOCUS, our capital expenditures should return to more historical levels. The Company expects to invest between $6 to $8 million in capital expenditures in 2002 consisting primarily of equipment replacements and upgrades and improvements to management information systems.

        In 2001, the Company used approximately $12.1 million in cash for financing activities. Of total cash used in financing activities, approximately $6.0 million was used to pay dividends, $1.4 million was used to pay the amount outstanding on the credit facility, and approximately $1.6 million was paid for repurchases of 107,000 shares of the Company's Common Stock as part of treasury stock. Approximately 90,000 of these repurchased shares were used for the 401(k) match in January 2002.

        The capital expenditures, cash dividends, and stock repurchases were primarily funded through existing cash balances and operating activities. The full amount of borrowings under the Company's $40.0 million credit facility was available as of February 26, 2002.

Critical Accounting Policies

        We view critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

  Accrual for Termite Contracts—The Company maintains an accrual for termite contracts representing the estimated costs of reinspections, reapplications, repair claims and associated labor, chemicals, and other costs incurred relative to termite services performed prior to the balance sheet date.    The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study, along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation is used in the determination of the accrual. Management makes judgments utilizing these factors but recognizes that they are inherently subjective due to the litigious nature of settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation. It is significant that the actual number of claims has decreased each year due to changes in the Company's business practices. However, it is not possible to predict future catastrophic claims. These changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and updated training methods and techniques.

  Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study, along with Management's knowledge of changes in business practice and existing claims is compared to current balances and the reserve is adjusted based upon the judgment of Management. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to predict future catastrophic claims. Initiatives which have been implemented include a driver certification program, utilization of a Global Positioning System in a large number of our company vehicles, post-offer physicals for new employees, and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides for 24/7 serious accident assessment and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations and liquidity; the Company's potential for recurring revenue; and the Company's projected 2002 capital expenditures and performance. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

        As of December 31, 2001, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40.0 million credit facility. Due to the immaterial amount of such borrowings as of December 31, 2001 and as currently anticipated at December 31, 2002, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (In thousands except share and per share data)	2001	2000

ASSETS
Cash and Short-Term Investments	$8,650	$399
Trade Receivables, Net of Allowance for Doubtful Accounts of $6,973 and $8,729, respectively	48,479	50,099
Materials and Supplies	11,895	12,980
Deferred Income Taxes	21,044	18,472
Other Current Assets	10,415	7,019

Current Assets	100,483	88,969
Equipment and Property, Net	44,273	50,986
Goodwill and Other Intangible Assets	112,450	115,966
Deferred Income Taxes	39,309	42,645
Other Assets	44	253

Total Assets	$296,559	$298,819

LIABILITIES
Capital Lease Obligations	$256	$1,829
Accounts Payable	12,920	13,078
Accrued Insurance	9,912	9,547
Accrued Payroll	30,921	27,287
Unearned Revenue	27,470	26,381
Accrual for Termite Contracts	15,000	15,000
Other Current Liabilities	12,057	10,498

Current Liabilities	108,536	103,620
Capital Lease Obligations	—	256
Accrued Insurance	32,713	39,400
Accrual for Termite Contracts	35,875	42,651
Long-Term Accrued Liabilities	33,937	34,293

Total Liabilities	211,061	220,220

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share; 99,500,000 shares authorized; 30,069,990 and 30,036,241 shares issued and outstanding at December 31, 2001 and 2000, respectively	30,070	30,036
Accumulated Other Comprehensive Income	(4,822)	—
Retained Earnings	60,250	48,563

Total Stockholders' Equity	85,498	78,599

Total Liabilities and Stockholders' Equity	$296,559	$298,819

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years Ended December 31, (In thousands except per share data)	2001	2000	1999

REVENUES
Customer Services	$652,286	$649,558	$586,639

COSTS AND EXPENSES
Cost of Services Provided	364,322	371,654	341,475
Depreciation and Amortization	20,292	18,421	13,433
Sales, General and Administrative	240,544	244,530	223,247
Interest Income	(198)	(450)	(3,048)

	624,960	634,155	575,107
INCOME BEFORE INCOME TAXES	27,326	15,403	11,532

PROVISION FOR INCOME TAXES
Current	6,771	3,182	(2,694)
Deferred	3,613	2,671	7,076

	10,384	5,853	4,382

NET INCOME	$16,942	$9,550	$7,150

EARNINGS PER SHARE—BASIC AND DILUTED:
Net Income	$0.56	$0.32	$0.24

Average Shares Outstanding—Basic	30,134	30,009	30,325
Average Shares Outstanding—Diluted	30,266	30,046	30,332

STATEMENT OF CHANGES IN EQUITY
Rollins, Inc. and Subsidiaries

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock

Balance at December 31, 1998	$80,235		$49,746	$—	$30,489
Net Income	7,150		7,150
Common Stock Purchased	(11,795)		(11,076)		(719)
Common Stock Issued for Acquisition of Companies	2,003		1,892		111
Cash Dividends	(6,076)		(6,076)
Other	273		273

Balance at December 31, 1999	71,790		41,909	—	29,881
Net Income	9,550		9,550
Common Stock Purchased	(154)		(144)		(10)
Common Stock Issued for Acquisition of Companies	2,472		2,307		165
Cash Dividends	(6,031)		(6,031)
Other	972		972

Balance at December 31, 2000	78,599		48,563	—	30,036
Net Income	16,942	16,942	16,942

Other comprehensive income, net of tax
Minimum Pension Liability Adjustment	(4,047)	(4,047)
Foreign Currency Translation Adjustments	(775)	(775)

Other Comprehensive Income		(4,822)		(4,822)

Comprehensive Income		$12,120

Cash Dividends	(6,028)		(6,028)
Common Stock Purchased	(1,610)		(1,503)		(107)
Common Stock Issued for Acquisition of Companies	500		469		31
Issuance of 401(k) Company Match	1,820		1,712		108
Other	97		95		2

Balance at December 31, 2001	$85,498		$60,250	$(4,822)	$30,070

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years Ended December 31, (In thousands)	2001	2000	1999

OPERATING ACTIVITIES
Net Income	$16,942	$9,550	$7,150
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,292	18,421	13,433
Provision for Deferred Income Taxes	3,360	2,671	7,076
Other, Net	250	(42)	1,471
(Increase) Decrease in Assets:
Trade Receivables	1,620	(1,266)	2,243
Materials and Supplies	1,085	614	1,310
Other Current Assets	(3,396)	607	(2,576)
Other Non-Current Assets	(2,476)	1,858	(6,611)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	5,413	(8,271)	631
Unearned Revenue	1,088	6,690	5,134
Accrued Insurance	(6,322)	(6,270)	(2,413)
Accrual for Termite Contracts	(6,776)	(11,702)	(22,798)
Long-Term Accrued Liabilities	(1,522)	(1,413)	4,112

Net Cash Provided by Operating Activities	29,558	11,447	8,162

INVESTING ACTIVITIES
Purchases of Equipment and Property	(8,474)	(14,411)	(18,818)
Net Cash Used for Acquisitions of Companies	(704)	(7,437)	(60,964)
Marketable Securities, Net	—	13,084	97,145

Net Cash (Used in) Provided by Investing Activities	(9,178)	(8,764)	17,363

FINANCING ACTIVITIES
Dividends Paid	(6,028)	(6,031)	(6,076)
Common Stock Purchased	(1,610)	(154)	(11,795)
Payments on Capital Leases	(1,829)	(3,397)	(3,421)
(Payments)/Borrowings, under the Credit Facility	(1,400)	1,400	—
Other	(1,262)	209	212

Net Cash Used in Financing Activities	(12,129)	(7,973)	(21,080)

Net Increase (Decrease) in Cash and Short-Term Investments	8,251	(5,290)	4,445
Cash and Short-Term Investments at Beginning of Year	399	5,689	1,244

Cash and Short-Term Investments at End of Year	$8,650	$399	$5,689

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2001, 2000, and 1999, Rollins, Inc. and Subsidiaries

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the Company) is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

        Orkin Exterminating Company, Inc. (Orkin), a wholly-owned subsidiary founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, discount and grocery retail stores, dairy farms and transportation companies. Orkin operates under the Orkin® and PCO Services, Inc.® trademarks and the AcuridSM service mark.

        The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Rollins, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Estimates Used in the Preparation of Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues—Revenue is recognized at the time services are performed through a contractual pricing arrangement where collectibility is reasonably assured.

Cash and Short-Term Investments—The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments are stated at cost, which approximates fair market value.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Equipment and Property—Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $13.6 million in 2001 and $11.4 million and $10.7 million for each of the years 2000 and 1999 have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. These estimated outstanding claims have been reflected in the Consolidated Statements of Financial Position in the line item entitled Accrued Insurance.

Advertising—Advertising expenses are charged to income during the year in which they are incurred. The total advertising costs were approximately $30.2 million, $30.8 million and $28.3 million in 2001, 2000, and 1999, respectively.

Income Taxes—The Company follows the practice of providing for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Earnings Per Share—In accordance with SFAS No. 128, "Earnings Per Share" (EPS), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS are the same for all years reported. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

(In thousands)	2001	2000	1999

Basic EPS	30,134	30,009	30,325
Effect of Dilutive Stock Options	132	37	7

Diluted EPS	30,266	30,046	30,332

Stock-Based Compensation—As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." See Note 9 for additional information.

Comprehensive Income—For the years ended December 31, 2000, and 1999, comprehensive income was not materially different from net income and, as a result, the impact of SFAS No. 130, "Reporting Comprehensive Income," was not reflected in the those consolidated financial statements. For the year ended 2001, the Company is reporting comprehensive income due to additional minimum liabilities recorded in association with the pension plan and foreign currency translation in the accompanying Statement of Changes in Equity.

New Accounting Standards—The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of this standard, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement. In June 2001 the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact from the application is a decrease in amortization expense of approximately $2.3 million in 2002. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to

12.5 years dependent upon customer type. The expected impact of this review is an increase in amortization expense of $2.1 million in 2002. The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 144 will have a material impact on its financial statements.

Reclassifications—Certain amounts for previous years have been reclassified to conform with the 2001 consolidated financial statement presentation.

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

        In addition, on April 30, 1999, the Company's wholly-owned subsidiary, Orkin Exterminating Company, Inc. (Orkin), acquired the remaining pest elimination business operations of PRISM, a subsidiary of Johnson Wax Professional, for approximately twenty-four million dollars. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately sixteen million dollars, which were being amortized over a life of twenty years using the straight-line method through December 31, 2001.

        On October 29, 1999, Orkin acquired PCO Services, Inc. (PCO), a subsidiary of Johnson Wax Professional. Orkin acquired all the shares of capital stock of PCO for approximately twenty-five million dollars. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately five hundred thousand dollars, which were being amortized over a life of twenty years using the straight-line method through December 31, 2001.

        On December 3, 1999, Orkin acquired the pest control business operations of Redd Pest Control Company, Inc. (Redd) for approximately thirteen million dollars, of which approximately seven million was paid in cash. Under the terms of the agreement, Orkin acquired all the pest control customers of Redd, together with certain assets. The acquisition was accounted for as a purchase with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess costs over net assets acquired of approximately eight million dollars, which were being amortized over a life of twenty years using the straight-line method through December 31, 2001. In addition, the Company has made other, less significant individual acquisitions.

3.    TRADE RECEIVABLES

        Trade receivables, net, at December 31, 2001, totaling $48.5 million and at December 31, 2000, totaling $50.1 million are net of allowances for doubtful accounts of $7.0 million and $8.7 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $7.4 million and $7.2 million at the end of 2001 and 2000, respectively. The carrying amount of installment receivables approximates fair value because the interest rates approximate market rates.

4.    EQUIPMENT AND PROPERTY

        Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

(In thousands)	2001	2000

Buildings	$10,408	$10,009
Operating Equipment	65,795	64,538
Furniture and Fixtures	7,703	7,414
Computer Equipment Under Capital Leases	2,721	7,787

	86,627	89,748
Less—Accumulated Depreciation	46,229	42,638

	40,398	47,110
Land	3,875	3,876

	$44,273	$50,986

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of cost over net assets of businesses acquired and is stated at cost less accumulated amortization. Goodwill arising from acquisitions prior to November 1970 is not being amortized for financial statement purposes, since, in the opinion of Management, there has been no decrease in the value of the acquired businesses. Goodwill arising from acquisitions since November 1970 has been amortized over useful lives ranging from fifteen to forty years.

        Other intangible assets include trademarks, customer contracts and non-compete agreements and are being amortized over three to twenty years. Total amortization expense for intangible assets was $6.7 million, $7.0 million and $2.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

6.    INCOME TAXES

        A reconciliation between taxes computed at the statutory rate on the Income Before Income Taxes and the Provision for Income Taxes is as follows:

(In thousands)	2001	2000	1999

Federal Income Taxes at Statutory Rate	$9,564	$5,391	$4,036
State Income Taxes (Net of Federal Benefit)	712	885	697
Foreign Taxes	360	—	—
Other	(252)	(423)	(351)

	$10,384	$5,853	$4,382

        The Provision for Income Taxes was based on a 38.0% estimated effective income tax rate on Income Before Income Taxes for the years ended December 31, 2001, 2000 and 1999. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. For the year ended December 31, 2001, the Company paid income taxes of $5.9 million, net of refunds received. During 2000, the Company received a refund of income taxes of $2.8 million, net of current payments. For 1999, the Company paid income taxes of $662,000, net of refunds received.

        Components of the net deferred income tax assets (liabilities) at December 31, 2001 and 2000 include:

(In thousands)	2001	2000

Termite Accrual	$19,333	$21,907
Insurance Reserves	16,198	18,600
Safe Harbor Lease	(2,946)	(6,557)
Accrued Expenses	13,310	12,779
Compensation and Benefits	5,106	5,685
Depreciation and Amortization	5,180	4,393
Other	4,172	4,310

	$60,353	$61,117

7.    ACCRUAL FOR TERMITE CONTRACTS

        The Company maintains an accrual for termite contracts representing the estimated costs of reinspections, reapplications, repair claims and associated labor, chemicals, and other costs incurred relative to termite services performed prior to the balance sheet date.    These costs represent management's best estimate of costs to be incurred. The related liabilities at December 31, 2001 and 2000 have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrual for Termite Contracts.

8.    COMMITMENTS AND CONTINGENCIES

        The Company has capitalized lease obligations maturing in 2002 and several operating leases expiring at various dates through 2017. The minimum lease payments under the capital leases and non-cancelable operating leases with terms in excess of one year, in effect at December 31, 2001, are summarized as follows:

(In thousands)	Capitalized Leases	Operating Leases

2002	$258	$22,570
2003	—	18,750
2004	—	11,789
2005	—	7,668
2006	—	6,159
Thereafter	—	25,656

	258	$92,592

Amount Representing Interest	(2)

Present Value of Obligations	256
Portion Due Within One Year	(256)

Long-Term Obligations	$—

        Total rental expense under operating leases charged to operations was $28.7 million, $29.4 million and $25.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        The Company maintains a credit facility with a bank that allows it to borrow up to $40.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR). No amount was outstanding under this credit facility as of December 31, 2001. As of December 31, 2000, outstanding borrowings of $1.4 million under this credit facility were reflected in the Consolidated Statements of Financial Position in the line item entitled Other Current Liabilities.

        The Company is aggressively defending lawsuits filed in the District Court of Houston County, Alabama and the Circuit Court of Hillsborough County, Tampa, Florida. At this time, the final outcome of the litigation cannot be determined. In the opinion of Management the ultimate resolution of the Houston County and Hillsborough County lawsuits will not have a material impact on the financial condition, results of operations or liquidity of the Company. For further discussion of these legal proceedings, see Part I, Item 3 beginning on page 8 of this Form 10-K.

        The Company is involved in other litigation matters incidental to its business. With respect to such other suits, Management does not believe the litigation in which the Company is involved will have a material adverse effect upon its results of operations or financial condition.

9.    EMPLOYEE BENEFIT PLANS

        The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the Plan) covering all employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. Effective January 1, 2002 the Company has adopted amendments to the plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected below in the projected benefit obligation.

        The funded status of the Plan and the resulting accrued pension expense are summarized as follows as of December 31:

(In thousands)	2001	2000

CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$85,646	$75,426
Service Cost	4,794	4,097
Interest Cost	7,207	6,307
Amendments	(8,419)	—
Actuarial Loss	8,414	3,172
Benefits Paid	(3,636)	(3,356)

Benefit Obligation at End of Year	94,006	85,646
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	74,066	66,514
Actual Return on Plan Assets	(638)	4,380
Employer Contribution	7,150	6,528
Benefits Paid	(3,636)	(3,356)

Fair Value of Plan Assets at End of Year	76,942	74,066

Funded Status	(17,064)	(11,580)
Unrecognized Net Actuarial Loss	15,862	7,832
Unrecognized Prior Service Cost	—	(75)

Accrued Pension Expense	$(1,202)	$(3,823)

        Accrued pension expense at December 31, 2001 and 2000 of $1.2 million and $3.8 million, respectively, have been reflected in the Consolidated Statements of Financial Position in the line items entitled Accrued Payroll and Long-Term Accrued Liabilities. During 2001, the Company also recognized an additional minimum liability of approximately $6.2 million as a component of other comprehensive income.

        The weighted-average assumptions as of December 31 were as follows:

	2001	2000	1999

Discount Rate	7.375%	7.75%	8.00%
Expected Return on Plan Assets	8.500%	9.50%	9.50%
Rate of Compensation Increase	4.375%	4.75%	5.00%

        The components of net periodic benefit cost for the past three years are summarized as follows:

(In thousands)	2001	2000	1999

Service Cost	$4,794	$4,097	$4,379
Interest Cost	7,207	6,307	5,694
Expected Return on Plan Assets	(7,458)	(6,494)	(5,751)
Net Amortizations:
Amortization of Net Loss	62	—	634
Amortization of Net Prior Service Cost	(75)	(82)	(69)

Net Periodic Benefit Cost	$4,530	$3,828	$4,887

        At December 31, 2001, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $6.1 million.

        The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The charges to expense for the Company match were approximately $2.0 million in 2001, $2.1 million in 2000 and $2.2 million in 1999. At December 31, 2001 approximately 17% of the plan assets consisted of Rollins Inc. stock.

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

        Option transactions during the last three years for the 1998, 1994 and 1984 Plans are summarized as follows:

	2001	2000	1999

Number of Shares Under Stock Options:
Outstanding at Beginning of Year	1,835,440	1,766,174	1,144,620
Granted	172,500	197,500	874,000
Exercised	(4,050)	(1,784)	(246)
Cancelled	(360,390)	(126,450)	(252,200)

Outstanding at End of Year	1,643,500	1,835,440	1,766,174
Exercisable at End of Year	721,380	547,480	263,834
Weighted-Average Exercise Price:
Granted	$18.25	$14.75	$16.31
Exercised	13.25	13.25	13.25
Cancelled	19.57	16.83	18.53
Outstanding at End of Year	18.23	18.08	18.66
Exercisable at End of Year	18.90	19.10	21.29

        Information with respect to options outstanding and options exercisable at December 31, 2001 is as follows:

Exercise Price	Number Outstanding	Average Remaining Contractual Life (In Years)	Number Exercisable

$19.08	3,000	0.08	3,000
25.50	1,600	1.08	1,600
28.38	57,400	2.08	42,500
24.25	4,000	3.08	2,400
20.88	24,000	4.08	12,000
19.25	92,500	5.08	58,480
19.69	582,500	6.33	334,500
16.31	598,500	7.08	239,400
14.75	137,500	8.08	27,500
18.25	142,500	9.08	—

	1,643,500		721,380

        The Company applied APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options granted in 2001, 2000, and 1999 under SFAS No. 123 (See Note 1), the Company's net income, as disclosed on the Consolidated Statements of Income, would have been reduced by approximately $1.5 million in 2001, $1.4 million in 2000, and $1.2 million in 1999. Earnings per share would have been reduced by $.05 in 2001, $.05 in 2000 and $.04 in 1999.

        The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $5.45, $5.62, and $4.30, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-Free Interest Rate	5.10%	6.90%	5.12%
Expected Life, in Years	8	8	8
Expected Volatility	15.76%	20.66%	21.30%
Expected Dividend Yield	1.10%	1.25%	2.49%

10.    Unaudited Quarterly Data

PROFIT AND LOSS INFORMATION

(In thousands except per share data)	First	Second	Third	Fourth

2001
Revenues	$150,973	$181,349	$169,806	$150,158
Net Income	2,021	9,038	4,268	1,615
Earnings per Share—Basic and Diluted	0.07	0.30	0.14	0.05

2000
Revenues	$149,550	$180,528	$172,373	$147,107
Net Income (Loss)	794	8,102	2,363	(1,709)
Earnings (Loss) per Share—Basic and Diluted	0.03	0.27	0.08	(0.06)

1999
Revenues	$129,886	$162,342	$154,102	$140,309
Net Income (Loss)	467	7,623	1,432	(2,372)
Earnings (Loss) per Share—Basic and Diluted	0.02	0.25	0.05	(0.08)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information under the captions "Election of Directors" included on pages 4 and 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" included on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002 is incorporated herein by reference. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

Item 11. Executive Compensation.

        The information under the caption "Executive Compensation" included on pages 10 through 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information under the captions "Capital Stock" and "Election of Directors" included on pages 2 through 3 and pages 4 through 5, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information under the caption "Compensation Committee Interlocks and Insider Participation" included on page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002 is incorporated herein by reference.

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
  (b)
  Reports on Form 8-K.

  1.
  No reports on Form 8-K were filed or were required to be filed during the fourth quarter of calendar year 2001.

  (c)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and between Orkin Exterminating Company, Inc. and PRISM Integrated Sanitation Management, Inc. is incorporated herein by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.
(b)	Stock Purchase Agreement as of September 30, 1999, by and among Orkin Canada, Inc., Orkin Expansion, Inc., S.C. Johnson Commercial Markets, Inc., and S.C. Johnson Professional, Inc. is incorporated herein by reference to Exhibit (2)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(c)	Asset Purchase Agreement as of October 19, 1999 by and between Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc., and Richard L. Redd is incorporated herein by reference to Exhibit (2)(c) as filed with its Form 10-K for the year ended December 31, 1999.
(d)	First Amendment to Asset Purchase Agreement dated as of December 1, 1999, by and among Orkin Exterminating Company, Inc., Redd Pest Control Company, Inc. and Richard L. Redd is incorporated herein by reference to Exhibit (2)(d) as filed with its Form 10-K for the year ended December 31, 1999.
(e)	Asset Purchase Agreement, dated as of October 1, 1997, by and among Rollins, Ameritech Monitoring Services, Inc. and Ameritech Corporation is incorporated herein by reference to Exhibit 2.1 as filed with its Form 8-K Current Report filed October 16, 1997.
(3)(i)	Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.
(ii)	By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.
(iii)	Amendment to the By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit (10) as filed with its Form 10-K for the year ended December 31, 1996.
(10)(b)	Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(c)	Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(13)	Portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are specifically incorporated herein by reference.
(21)	Subsidiaries of Registrant.
(23)	Consent of Independent Public Accountants.
(24)	Powers of Attorney for Directors.
(99)(a)	The financial statements and exhibits required by Form 11-K with respect to the Rollins 401(k) Plan for fiscal years ended December 31, 2001 and 2000 and the auditors' report thereon.
(99)(b)	Consent of Independent Public Accountants with respect to Form 10-K for the Rollins 401(k) Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	March 18, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	March 18, 2002	Date:	March 18, 2002

        The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director March 18, 2002

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
(Item 14)

Page Number From This Form 10-K
(1) Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2001 and 2000	15
Consolidated Statements of Income for each of the three years in the period ended December 31, 2001	16
Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2001	17
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	18
Notes to Consolidated Financial Statements	19-27
Report of Independent Public Accountants on Consolidated Financial Statements	35
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	32
Report of Independent Public Accountants on Financial Statement Schedule	35

        Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

ROLLINS, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2001 Allowance for doubtful accounts	$8,729	$5,669	$—	$7,425	$6,973

Year ended December 31, 2000 Allowance for doubtful accounts	$4,929	$8,056	$1,850	$6,106	$8,729

Year ended December 31, 1999 Allowance for doubtful accounts	$5,347	$6,551	$434	$7,403	$4,929

NOTE:	(1)	Charged to Other Accounts represents beginning balances of allowances for doubtful accounts of acquired companies.
	(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number
(2)(a)	Asset Purchase Agreement by and between Orkin Exterminating Company, Inc. and PRISM Integrated Sanitation Management, Inc. is incorporated by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.
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
(3)(i)	Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3)(i) as filed with its Form 10-K for the year ended December 31, 1997.
(ii)	By-laws of Rollins, Inc. are incorporated herein by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 1999.
(iii)	Amendment to the By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1984 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit (10) as filed with its Form 10-K for the year ended December 31, 1996.
(10)(b)	Rollins, Inc. 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(c)	Rollins, Inc. 1998 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(13)	Portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are specifically incorporated herein by reference.
(21)	Subsidiaries of Registrant.
(23)	Consent of Independent Public Accountants.
(24)	Powers of Attorney for Directors.
(99)(a)	The financial statements and exhibits required by Form 11-K with respect to the Rollins 401(k) Plan for fiscal years ended December 31, 2001 and 2000 and the auditors' report thereon.
(99)(b)	Consent of Independent Public Accountants with respect to Form 10-K for the Rollins 401(k) Plan.

REPORT OF MANAGEMENT

To the Stockholders of Rollins, Inc.:

        We have prepared the accompanying financial statements and related information included herein for the years ended December 31, 2001, 2000, and 1999. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with Management. Such information was prepared in accordance with accounting principles generally accepted in the United States, appropriate in the circumstances, based on our best estimates and judgments and giving due consideration to materiality.

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

Gary W. Rollins Inc. Chief Executive Officer, President and Chief Operating Officer	Harry J. Cynkus Chief Financial Officer and Treasurer

Atlanta, Georgia
February 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rollins, Inc.:

        We have audited the accompanying statements of financial position of Rollins, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000 and the related statements of income, changes in stockholder equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's Management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Atlanta, Georgia
February 15, 2002

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 4.A. Executive Officers of the Registrant.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 14)
ROLLINS, INC. AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In thousands of dollars)
ROLLINS, INC. AND SUBSIDIARIES INDEX TO EXHIBITS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS