Form 10-K405/A
period 2001-12-31
ROLLINS INC
filed 2002-03-29
CIK 84839

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                           Commission file No. 1-4422
                          ----------------------------

                                  ROLLINS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              51-0068479
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

2170 Piedmont Road, N.E., Atlanta, Georgia              30324
 (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (404) 888-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each
     Title of each class                       Exchange on which registered
  --------------------------               -----------------------------------
  Common Stock, $1 Par Value                   The New York Stock Exchange
                                               The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on February 26, 2002, was $282,498,380 based on the closing price on the New York Stock Exchange on such date of $20.00 per share.

Rollins, Inc. had 30,160,062 shares of Common Stock outstanding as of February 26, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
-------------------------------------------------------------------------------

Explanatory Note: The undersigned registrant hereby amends its Form 10-K for the year ended December 31, 2001. This Amendment No. 1 on Form 10-K/A is being filed to include, as Exhibit 99c, a letter to the Commission that the registrant has received the required representations from its independent auditors, Arthur
Anderson  LLP,  as  required  under   Temporary   Final  Rule  and  Final  Rule:
Requirements for Arthur Andersen LLP Auditing Clients, Temporary Note 3T, effective March 18, 2002.

         The registrant hereby amends Item 14 of the Form 10-K as follows:

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

         (c) Exhibits (inclusive of item 3 above):

                 (2) (a) Asset Purchase Agreement by and between Orkin
                         Exterminating Company, Inc. and PRISM Integrated Sanitation Management, Inc. is incorporated herein by reference to Exhibit (2) as filed with its Form 10-Q filed on August 16, 1999.

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

                (21)*    Subsidiaries of Registrant.

                (23)*    Consent of Independent Public Accountants

                (24)*    Powers of Attorney for Directors.

                (99) (a)*The financial statements and exhibits required by Form
                         11-K with respect to the Rollins 401(k) Plan for fiscal years ended December 31, 2001 and 2000 and the auditors' report thereon.

                (99) (b)*Consent of Independent Public Accountants with respect to Form 10-K for the Rollins 401(k) Plan.

                (99)(c)**Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLP.


            -------------------
         *        Previously filed.
         **       Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROLLINS, INC.

                                  By: /s/ HARRY J. CYNKUS
                                      ----------------------
                                      Harry J. Cynkus
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                      Date: March 28, 2002