Form 10-Q
period 2002-03-31
ROLLINS INC
filed 2002-05-14
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Yes      [ X ]      No    [    ]


Rollins, Inc. had 30,161,935 shares of its $1 Par Value Common Stock outstanding as of April 30, 2002.

                                   ROLLINS, INC. AND SUBSIDIARIES

                                               INDEX


PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of
                         March 31, 2002 and December 31, 2001                                              2

                         Condensed Consolidated Statements of Income and Retained Earnings
                         for the Three Months Ended March 31, 2002 and 2001                                3

                         Condensed Consolidated Statements of Cash Flows for the Three
                         Months Ended March 31, 2002 and 2001                                              4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                                9

               Item 6.   Exhibits and Reports on Form 8-K.                                                 9

SIGNATURES                                                                                                10

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                         ROLLINS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        (In thousands except share data)

                                                                            (Unaudited)
                                                                             March 31,          December 31,
                                                                                2002                2001
                                                                       ------------------   ------------------

       ASSETS
                   Cash and Short-Term Investments                     $          21,900    $           8,650
                   Trade Receivables, Net                                         46,879               48,479
                   Materials and Supplies                                         11,620               11,895
                   Deferred Income Taxes                                          20,584               21,044
                   Other Current Assets                                           10,287               10,415
                                                                       ------------------   ------------------

                       Current Assets                                            111,270              100,483

                   Equipment and Property, Net                                    43,192               44,273
                   Goodwill and Other Intangible Assets, Net                     111,224              112,450
                   Deferred Income Taxes                                          38,513               39,309
                   Other Assets                                                        0                   44
                                                                       ------------------   ------------------

                       Total Assets                                    $         304,199    $         296,559
                                                                       ==================   ==================

       LIABILITIES
                   Accounts Payable                                               12,794               12,920
                   Accrued Insurance                                               8,307                9,912
                   Accrued Payroll                                                25,186               30,921
                   Unearned Revenue                                               29,856               27,470
                   Accrual for Termite Contracts                                  15,000               15,000
                   Other Current Liabilities                                      15,532               12,313
                                                                       ------------------   ------------------

                       Current Liabilities                                       106,675              108,536

                   Accrued Insurance                                              34,510               32,713
                   Accrual for Termite Contracts                                  36,411               35,875
                   Long-Term Accrued Liabilities                                  35,916               33,937
                                                                       ------------------   ------------------

                       Total Liabilities                                         213,512              211,061
                                                                       ------------------   ------------------


       STOCKHOLDERS' EQUITY
                  Common Stock, par value $1 per share;
                        99,500,000 shares authorized; 30,160,602 and
                        30,069,990 shares issued at March 31, 2002 and
                        December 31, 2001, respectively                           30,161               30,070
                   Accumulated Other Comprehensive Income                         (4,826)              (4,822)
                   Retained Earnings                                              65,352               60,250
                                                                       ------------------   ------------------

                       Total Stockholders' Equity                                 90,687               85,498
                                                                       ------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $         304,199    $         296,559
                                                                       ==================   ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.


                         ROLLINS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                          ----------------------------------
                                                                 2002              2001
                                                          ----------------  ----------------

REVENUES
           Customer Services                              $       153,815   $       150,973
                                                          ----------------  ----------------

COSTS AND EXPENSES
           Cost of Services Provided                               84,553            86,274
           Depreciation and Amortization                            5,427             5,149
           Sales, General & Administrative                         55,819            56,338
           Interest (Income) / Expense                                 49               (48)
                                                          ----------------  ----------------

                                                                  145,848           147,713
                                                          ----------------  ----------------

INCOME BEFORE INCOME TAXES                                          7,967             3,260
                                                          ----------------  ----------------


PROVISION  FOR INCOME TAXES
           Current                                                  1,804               278
           Deferred                                                 1,223               961
                                                          ----------------  ----------------

                                                                    3,027             1,239
                                                          ----------------  ----------------

NET INCOME                                                $         4,940   $         2,021
                                                          ----------------  ----------------

RETAINED EARNINGS
           Balance at Beginning of Period                          60,250            48,563
           Cash Dividends                                          (1,507)           (1,509)
           Other                                                    1,669             1,958
                                                          ----------------  ----------------

BALANCE AT END OF PERIOD                                  $        65,352   $        51,033
                                                          ----------------  ----------------


EARNINGS PER SHARE - BASIC AND
DILUTED                                                   $          0.16   $          0.07

WEIGHTED SHARES OUTSTANDING - BASIC                            30,130,182        30,109,104

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,325,988        30,268,180

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


                                              ROLLINS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                   ----------------------------------------
                                                                                           2002                  2001
                                                                                   ------------------     -----------------

OPERATING ACTIVITIES
                   Net Income                                                      $           4,940      $          2,021
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                                         5,427                 5,149
                         Provision for Deferred Income Taxes                                   1,256                 1,074
                         Other, Net                                                              167                  (222)
                   (Increase) Decrease in Assets:
                         Trade Receivables                                                     1,611                 3,350
                         Materials and Supplies                                                  284                   212
                         Other Current Assets                                                    127                   563
                         Other Non-Current Assets                                                 83                  (139)
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                                  (708)               (1,093)
                         Unearned Revenue                                                      2,386                 5,908
                         Accrued Insurance                                                       191                (1,468)
                         Accrual for Termite Contracts                                           537                  (450)
                         Long-Term Accrued Liabilities                                         1,978                (3,569)
                                                                                   ------------------     -----------------

                   Net Cash Provided by Operating Activities                                  18,279                11,336
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                                        (2,725)               (1,467)
                   Net Cash Used for Acquisition of Companies                                   (545)                 (275)
                   Marketable Securities, Net                                                      0                     0
                                                                                   ------------------     -----------------

                   Net Cash Used in Investing Activities
                                                                                              (3,270)               (1,742)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
                   Dividends Paid                                                             (1,507                (1,509)
                   Common Stock Purchased                                                          0                     0
                   Payments on Capital Leases                                                   (256)                 (700)
                   Payments, Net of Borrowings,
                      under Line of Credit Agreement                                               0                (1,400)
                   Other                                                                           4                     4
                                                                                   ------------------     -----------------

                   Net Cash Used in Financing Activities                                      (1,759)               (3,605)
                                                                                   ------------------     -----------------

                   Net Increase in Cash and Short-Term
                      Investments                                                             13,250                 5,989
                   Cash and Short-Term Investments
                      at Beginning of Period                                                   8,650                   399
                                                                                   ------------------     -----------------
                   Cash and Short-Term Investments
                      at End of Period                                             $          21,900      $          6,388
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

               These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

               The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

               In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

               Comprehensive income includes amounts subject to foreign currency translation. For the three months ended March 31, 2002 and 2001, comprehensive income is not materially different from net income.

               In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact from the application is a decrease in amortization expense of approximately $2.3 million in 2002. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact of this review is an increase in amortization expense of $2.1 million in 2002. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial statements for the quarter ended March 31, 2002.

               The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 144 will have a material impact on its financial statements.

               Certain amounts for prior periods have been reclassified to conform with current period condensed consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

NOTE 2.        PROVISION FOR INCOME TAXES

               The book provision for income taxes includes the liability for federal, foreign and state income taxes. The deferred provision for income taxes arises from the changes during the year in the Company's net deferred tax asset or liability.

NOTE 3.        EARNINGS PER SHARE

               Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                     Three Months Ended March 31,
                                                 ------------------------------------
                                                      2002                 2001
                                                 ----------------     ---------------
               Basic EPS                                  30,130              30,109
               Effect of Dilutive Stock Options              196                 159
                                                 ----------------     ---------------
               Diluted EPS                                30,326              30,268
                                                 ================     ===============

NOTE 4.        LEGAL PROCEEDINGS

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

               Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida state law. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. The Company intends to appeal this ruling to the Florida Second District Court of Appeals. Moreover, the Company believes this case to be without merit and intends to defend itself aggressively through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $4.9 million or $0.16 per share for the first quarter of 2002, compared to net income of $2.0 million or $0.07 per share for the comparable quarter in 2001, a 144.4% increase. Revenues for the quarter ended March 31, 2002 showed an increase of 1.9% as compared to first quarter 2001.

The improvement in earnings for the quarter resulted primarily from an increase in revenue and pest and termite initiatives that have decreased costs, increased productivity, and improved customer retention. The Cost of Services Provided and Sales, General and Administrative both reflect margin improvements that were partially offset by an increase in the Provision for Income Taxes.

Results of Operations

Revenues increased to $153.8 million for the first quarter of 2002 from $151.0 million for the same quarterly period of 2001. The revenue growth was primarily due to increased recurring revenues in both pest and termite control. Pest control benefited from improvement in customer retention while termite increased mainly through our termite baiting program.

Cost of Services Provided in the first quarter of 2002 was approximately $1.7 million less than the prior year quarter and improved to represent 55.0% of revenues compared with 57.1% for the same quarter of the prior year. Improvement can be mainly attributed to programs that have increased productivity while reducing headcount, service salaries, and fleet expense which were partially offset by higher insurance and claims expense.

Sales, General and Administrative decreased $519,000 and as a percentage of revenues was 36.3% compared to 37.3% for the same quarter of the prior year. This improvement can be mainly attributed to reductions in sales promotions, fleet expense, and bad debt expense.

Depreciation and Amortization expenses for the first quarter of 2002 were $278,000 higher than the prior year quarter. The increase was primarily due to the amortization of the depreciation associated with FOCUS, the Company's new proprietary branch computer system. The rollout of FOCUS to the branches was completed in the fourth quarter of 2001.

Net income for the quarter ended March 31, 2002 includes the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 142, which did not have a material impact to the Company's overall results of operations. In addition, the effects of adopting SFAS No. 142 would not have had a material impact to net income previously reported for the quarter ended March 31, 2001.

The Company's net tax provision of $3.0 million for the quarter reflects increased taxable income over the prior year period. The effective tax rate of 38% was consistent between periods presented.

Impact of Recent Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact of this review is an increase in amortization expense of $2.1 million. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial statements for the quarter ended March 31, 2002. The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 while addressing financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 144 will have a material impact on its financial statements.

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $18.3 million for the first three months of 2002 compared with cash provided by operating activities of $11.3 million in the same period of 2001. This increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations that has been adjusted for non-cash items as well as differences in the timing of accounts payable and other accrued expenses. A customer of the Company, Kmart, recently declared bankruptcy which did not have a significant impact on the Company or its liquidity.

The Company invested approximately $2.7 million in capital expenditures during the first three months of 2002, and expects to invest between $7.0 and $8.0 million for the remainder of 2002, inclusive of improvements to its management information systems. Capital expenditures in the first three months of 2002 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $1.5 million was paid in cash dividends during the first three months of 2002. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances and operating activities. The Company maintains a $40 million credit facility with a commercial bank, of which we have no borrowings outstanding as of April 30, 2002.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April, 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v.Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. For further discussion, see Note 4 to the accompanying financial statements.

In late April of 2002, the Company initiated a restructuring of the Home Office at its corporate headquarters in Atlanta. As part of this reorganization, positions were eliminated and a new organization was implemented to provide more effective support to the field. It is the opinion of Management that the reorganization will not have a material effect on the Company's financial position, results of operations or liquidity in the near term, though ultimately improving the profitability and cash flow of the Company.

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

          Accrual for Termite Contracts - The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs incurred relative to termite services performed prior to the balance sheet date. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, however, along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends are used in the determination of the accrual. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the litigious nature of settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to predict future catastrophic claims. These positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

          Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances, the reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to predict future catastrophic claims. Initiatives, which have been implemented, include an annual Motor Vehicle Registration program, utilization of a Global Positioning System in the majority of our company vehicles, post-offer physicals for new employees, and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides for 24/7 serious accident assessment and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis. 8

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations and liquidity; the adequacy of the company's resources to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2002 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2002, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40 million credit facility. Due to the absence of such borrowings as of April 30, 2002 and as currently anticipated at December 31, 2002, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

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

                  (b)   Reports on Form 8-K.

                                   No reports on Form 8-K were filed or were required to be filed during the first quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROLLINS, INC.
                              (Registrant)




Date:  May 14, 2002           By:   /s/ Gary W. Rollins
                              --------------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)




Date:  May 14, 2002           By:   /s/ Harry J. Cynkus
                              --------------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)