Form 10-Q
period 2002-06-30
ROLLINS INC
filed 2002-07-31
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes      [ X ]      No    [   ]


Rollins, Inc. had 30,240,685 shares of its $1 Par Value Common Stock outstanding as of July 15, 2002.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of June
                         30, 2002 and December 31, 2001                                                    2

                         Condensed Consolidated Statements of Income and Retained Earnings
                         for the Three and Six Months Ended June 30, 2002 and 2001                         3

                         Condensed Consolidated Statements of Cash Flows for the Six Months
                         Ended June 30, 2002 and 2001                                                      4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                       9

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               10

               Item 4.   Submission of Matters to a Vote of Security Holders.                             10

               Item 6.   Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (In thousands except share data)

                                                                            (Unaudited)
                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                       --------------------   ------------------

       ASSETS
                   Cash and Short-Term Investments                     $            46,010    $           8,650
                   Trade Receivables, Net                                           53,862               48,479
                   Materials and Supplies                                           11,596               11,895
                   Deferred Income Taxes                                            20,138               21,044
                   Other Current Assets                                              8,131               10,415
                                                                       --------------------   ------------------

                       Current Assets                                              139,737              100,483

                   Equipment and Property, Net                                      41,318               44,273
                   Goodwill and Other Intangible Assets, Net                       110,515              112,450
                   Deferred Income Taxes                                            37,751               39,309
                   Other Assets                                                          0                   44
                                                                       --------------------   ------------------

                       Total Assets                                    $           329,321    $         296,559
                                                                       ====================   ==================


       LIABILITIES
                   Accounts Payable                                                 15,416               12,920
                   Accrued Insurance                                                12,739                9,912
                   Accrued Payroll                                                  30,765               30,921
                   Unearned Revenue                                                 39,705               27,470
                   Accrual for Termite Contracts                                    15,000               15,000
                   Other Current Liabilities                                        14,515               12,313
                                                                       --------------------   ------------------

                       Current Liabilities                                         128,140              108,536

                   Accrued Insurance                                                30,412               32,713
                   Accrual for Termite Contracts                                    36,715               35,875
                   Long-Term Accrued Liabilities                                    34,161               33,937
                                                                       --------------------   ------------------

                       Total Liabilities                                           229,428              211,061
                                                                       --------------------   ------------------



       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000 shares
                       authorized; 30,099,885 and 30,069,990 shares issued at
                       June 30, 2002 and December
                       31, 2001, respectively                                       30,100               30,070
                   Accumulated Other Comprehensive Income                           (4,673)              (4,822)
                   Retained Earnings                                                74,466               60,250
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                   99,893               85,498
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders'             $           329,321    $         296,559
                   Equity
                                                                       ====================   ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                RETAINED EARNINGS
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2002              2001               2002               2001
                                                          ----------------  ----------------   ----------------   -----------------

REVENUES
           Customer Services                              $       185,027   $       181,349    $       338,842    $        332,322
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                               98,023            98,719            182,576             184,993
           Depreciation and Amortization                            5,446             4,744             10,873               9,893
           Sales, General & Administrative                         62,740            63,410            118,559             119,748
           Interest (Income) / Expense                                (39)             (101)                10                (149)
                                                          ----------------  ----------------   ----------------   -----------------

                                                                  166,170           166,772            312,018             314,485
                                                          ----------------  ----------------   ----------------   -----------------

INCOME BEFORE INCOME TAXES                                         18,857            14,577            26,8240              17,837
                                                          ----------------  ----------------   ----------------   -----------------


PROVISION  FOR INCOME TAXES
           Current                                                  5,942             3,851              7,746               4,129
           Deferred                                                 1,224             1,688              2,447               2,649
                                                          ----------------  ----------------   ----------------   -----------------

                                                                    7,166             5,539             10,193               6,778
                                                          ----------------  ----------------   ----------------   -----------------

NET INCOME                                                $        11,691   $         9,038    $        16,631    $         11,059
                                                          ================  ================   ================   =================

RETAINED EARNINGS
           Balance at Beginning of Period                          65,352            51,033             60,250              48,563
           Cash Dividends                                          (1,509)           (1,509)            (3,016)             (3,018)
           Common Stock Purchased                                  (1,223)                0             (1,223)                  0
           Other                                                      155            (1,024)             1,824                 934
                                                          ----------------  ----------------   ----------------   -----------------

BALANCE AT END OF PERIOD                                  $        74,466   $        57,538    $        74,466    $         57,538
                                                          ================  ================   ================   =================


EARNINGS PER SHARE - BASIC AND
DILUTED                                                   $          0.39   $          0.30    $          0.55    $           0.37
                                                          ================  ================   ================   =================

WEIGHTED SHARES OUTSTANDING - BASIC                            30,151,607        30,179,147         30,140,954          30,144,319

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,361,858        30,319,912         30,343,983          30,294,240


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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                   ----------------------------------------
                                                                                           2002                  2001
                                                                                   ------------------     -----------------

OPERATING ACTIVITIES
                   Net Income                                                      $          16,631      $         11,059
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                                        10,873                 9,893
                         Provision for Deferred Income Taxes                                   2,463                 3,273
                         Other, Net                                                              173                    70
                   (Increase) Decrease in Assets:
                         Trade Receivables                                                    (5,328)               (4,651)
                         Materials and Supplies                                                  309                  (153)
                         Other Current Assets                                                  2,284                   374
                         Other Non-Current Assets                                                 94                (1,282)
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                                 6,276                 6,703
                         Unearned Revenue                                                     12,235                 8,825
                         Accrued Insurance                                                       526                (3,103)
                         Accrual for Termite Contracts                                           841                    81
                         Long-Term Accrued Liabilities                                           224                (5,417)
                                                                                   ------------------     -----------------

                   Net Cash Provided by Operating Activities                                  47,601                25,672
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                                        (4,611)               (3,872)
                   Net Cash Used for Acquisition of Companies                                 (1,358)                 (345)
                   Marketable Securities, Net                                                      0                     0
                                                                                   ------------------     -----------------

                   Net Cash Used in Investing Activities
                                                                                              (5,969)               (4,217)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
                   Dividends Paid                                                             (3,016)               (3,018)
                   Common Stock Purchased                                                     (1,292)                    0
                   Payments on Capital Leases                                                   (256)               (1,070)
                   Payments, Net of Borrowings,
                      under Line of Credit Agreement                                               0                (1,400)
                   Other                                                                         292                  (967)
                                                                                   ------------------     -----------------

                   Net Cash Used in Financing Activities                                      (4,272)               (6,455)
                                                                                   ------------------     -----------------
                   Net Increase in Cash and Short-Term
                      Investments                                                             37,360                15,000
                   Cash and Short-Term Investments
                      at Beginning of Period                                                   8,650                   399
                                                                                   ------------------     -----------------
                   Cash and Short-Term Investments
                      at End of Period                                             $          46,010      $         15,399
                                                                                   ==================     =================

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4

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

               In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

               Comprehensive income includes amounts subject to foreign currency translation. For the three and six months ended June 30, 2002 and 2001, comprehensive income is not materially different from net income.

               In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact in 2002 from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact in 2002 of this review is an increase in amortization expense of $2.1 million. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial statements for the three and six months ended June 30, 2002.

               The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 143, SFAS No. 144, or SFAS No. 145 will have a material impact on its financial statements.

               Certain amounts for prior periods have been reclassified to conform with current period condensed consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

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

NOTE 3.        EARNINGS PER SHARE

               Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                                 ------------------------------------     ------------------------------------
                                                      2002                 2001                2002                2001
                                                 ----------------     ---------------     ----------------    ----------------
               Basic EPS                                  30,152               30,179              30,141              30,144
               Effect of Dilutive Stock Options              210                  141                 203                 150
                                                 ----------------     ---------------     ----------------    ----------------
               Diluted EPS                                30,362               30,320              30,344              30,294
                                                 ================     ===============     ================    ================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $11.7 million or $0.39 per share for the second quarter of 2002, compared to net income of $9.0 million or $0.30 per share for the comparable quarter in 2001, a 29.4% increase. Net income for the first six months of 2002 increased 50.4% to $16.6 million or $0.55 per share compared to $11.1 million or $0.37 per share for the same period in 2001.
Revenues for the second quarter and six months ended June 30, 2002 showed an increase of 2.0% as compared to the second quarter and six months ended June 30, 2001.

The improvement in earnings for the quarter and first six months resulted primarily from an increase in revenue and pest and termite initiatives that have decreased costs, increased productivity, and improved customer retention. The Cost of Services Provided and Sales, General and Administrative decreases both resulted in margin improvements that were partially offset by an increase in the Provision for Income Taxes.

Results of Operations

Revenues increased to $185.0 million for the second quarter of 2002 from $181.3 million for the same quarterly period of 2001. For the first six months of 2002, the Company generated revenues of $338.8 million, up 2.0% from last year's amount of $332.3 million. The revenue growth was primarily due to increased recurring revenues in both pest and termite control. Pest control benefited from improvement in customer retention while termite increased mainly through our termite baiting program.

Cost of Services Provided in the second quarter of 2002 was approximately $700,000 less than in the prior year quarter and improved to represent 53.0% of revenues compared with 54.4% for the same quarter of the prior year. For the first six months of 2002, Cost of Services Provided decreased $2.4 million and improved to represent 53.9% of revenues compared to 55.7% for the prior year period. Improvement for the second quarter and six months ended June 30, 2002 can be mainly attributed to programs that have increased productivity while reducing headcount, service salaries, materials and supplies, and fleet expense which were partially offset by higher insurance and claims expense.

Sales, General and Administrative in the second quarter of 2002 decreased $670,000 and as a percentage of revenues was 33.9% compared to 35.0% for the same quarter of the prior year. This improvement can be mainly attributed to reductions in sales promotions, fleet expense, and administrative salaries. For the first six months of 2002, Sales, General and Administrative decreased $1.2 million and as a percentage of revenues was 35.0% compared to 36.0% for the prior year period. In addition to the factors discussed above, the improvement can also be attributed to reductions in bad debt expense.

Depreciation and Amortization expenses for the second quarter of 2002 were approximately $702,000 higher than the prior year quarter. For the first six months of 2002, Depreciation and Amortization expenses were approximately $980,000 higher than the prior year period. The increase was primarily due to the amortization of the depreciation associated with FOCUS, the Company's new proprietary branch computer system. The rollout of FOCUS to the branches was completed in the fourth quarter of 2001. For further discussion, see Note 1 to the accompanying financial statements.

Net income for the quarter ended June 30, 2002 includes the effects of adopting Statement of Financial Accounting Standards (SFAS) No. 142, which did not have a material impact to the Company's overall results of operations. In addition, if SFAS No. 142 had been adopted in the quarter ended June 30, 2001, it would not have had a material impact to net income previously reported for the quarter ended June 30, 2001.

The Company's net tax provision of $7.2 million for the quarter and $10.2 million for the six month period reflects increased taxable income over the prior year period. The effective tax rate of 38% was consistent between periods presented.

Impact of Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test its goodwill for impairment under the new standard beginning in 2002. The expected impact in 2002 from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact in 2002 of this review is an increase in amortization expense of $2.1 million. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial statements for the three and six months ended June 30, 2002.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 143, SFAS No. 144, or SFAS No. 145 will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $47.6 million for the first six months of 2002 compared with cash provided by operating activities of $25.7 million in the same period of 2001. This increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations that has been adjusted for non-cash items as well as differences in the timing of unearned revenue and other accrued expenses. A customer of the Company, Kmart, recently declared bankruptcy which did not have a significant impact on the Company or its liquidity.

The Company invested approximately $4.6 million in capital expenditures during the first six months of 2002, and expects to invest between $5.0 and $6.0 million for the remainder of 2002, inclusive of improvements to its management information systems. Capital expenditures in the first six months of 2002 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $3.0 million was paid in cash dividends ($0.05 a quarter) during the first six months of 2002. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances and operating activities. The Company maintains a $40 million credit facility with a commercial bank, of which we have no borrowings outstanding as of July 31, 2002.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April, 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. For further discussion, see Note 4 to the accompanying financial statements.

In late April of 2002, the Company initiated a restructuring of the Home Office at its corporate headquarters in Atlanta. As part of this reorganization, positions were eliminated and a new organization was implemented to provide more effective support to the field. In a continuing effort to improve the efficiency and quality of the support the Home Office provides the field, the Company is currently evaluating its Home Office processes. It is the opinion of Management that the reorganization will not have a material effect on the Company's financial position, results of operations or liquidity in the near term, though ultimately improving the profitability and cash flow of the Company.

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

          Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to predict future catastrophic claims. Initiatives, which have been implemented, include an annual Motor Vehicle Registration program, utilization of a Global Positioning System in the majority of our company vehicles, post-offer physicals for new employees, and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides for 24/7 serious accident assessment and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2002, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is, however, subject to interest rate risk exposure through borrowings on its $40 million credit facility. Due to the absence of such borrowings as of July 31, 2002 and since no borrowings are currently anticipated through December 31, 2002, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  See Note 4 to Part I, Item 1 for discussion of certain litigation.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Stockholders was held on April 23, 2002. At the meeting, stockholders elected two Class I Directors for the three-year term expiring in 2005 and one Class II Director for the one-year term expiring in 2003.

                  Results of the voting were as follows:

                  Election of Class I and II Directors:               For                           Withheld
                  ---------------------------------------    ----------------------         -------------------------

                  R. Randall Rollins                              27,435,459                       1,254,573
                  James B. Williams                               28,063,111                         626,921
                  Henry B. Tippie                                 28,062,314                         627,718

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

                  (b)   Reports on Form 8-K.

                                   No reports on Form 8-K were filed or were required to be filed during the second quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROLLINS, INC.
                              (Registrant)




Date:  July 31, 2002          By:   /s/ Gary W. Rollins
                              --------------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)




Date:  July 31, 2002          By:   /s/ Harry J. Cynkus
                              --------------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)