Form 10-Q/A
period 2002-06-30
ROLLINS INC
filed 2002-08-01
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


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

                                Explanatory Note

This Amendment No. 1 to form 10-Q for the Quarter Ended June 30, 2002 is filed for the sole purpose of filing as Exhibit 99.1 hereto the financial report certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART II        OTHER INFORMATION                                                                     Page No.
                                                                                                   --------------

               Item 6.   Exhibits and Reports on Form 8-K.                                                 2

SIGNATURES                                                                                                 3

PART II  OTHER INFORMATION

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

                        (99.1)     Certification of Periodic Financial Reports.

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


                                     ROLLINS, INC.
                                     (Registrant)




Date:  August 1, 2002             By:   /s/ Gary W. Rollins
                                      -------------------------------------
                                         Gary W. Rollins
                                         Chief Executive Officer, President
                                         and Chief Operating Officer
                                         (Member of the Board of Directors)




Date:  August 1, 2002             By:   /s/ Harry J. Cynkus
                                      -------------------------------------
                                         Harry J. Cynkus
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)