Form 10-Q
period 2002-09-30
ROLLINS INC
filed 2002-11-14
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Yes      [ X ]      No    [   ]


Rollins, Inc. had 29,845,550 shares of its $1 Par Value Common Stock outstanding as of October 31, 2002.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Condensed Consolidated Statements of Financial Position as of
                         September 30, 2002 and December 31, 2001                                          2

                         Condensed Consolidated Statements of Income and Retained Earnings
                         for the Three and Nine Months Ended September 30, 2002 and 2001                   3

                         Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended September 30, 2002 and 2001                                          4

                         Notes to Condensed Consolidated Financial Statements                              5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      11

               Item 4.   Controls and Procedures.                                                         11

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               12

               Item 5.   Other Information.                                                               12

               Item 6.   Exhibits and Reports on Form 8-K.                                                12

SIGNATURES                                                                                                13

CERTIFICATIONS                                                                                       14 - 15

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (In thousands except share data)
                                                                            (Unaudited)
                                                                           September 30,          December 31,
                                                                                2002                  2001
                                                                       --------------------   ------------------

       ASSETS
                   Cash and Short-Term Investments                     $            44,494    $           8,650
                   Trade Receivables, Net                                           52,503               48,479
                   Materials and Supplies                                           11,075               11,895
                   Deferred Income Taxes                                            20,019               21,044
                   Other Current Assets                                             10,992               10,415
                                                                       --------------------   ------------------

                       Current Assets                                              139,083              100,483

                   Equipment and Property, Net                                      38,252               44,273
                   Goodwill and Other Intangible Assets, Net                       109,439              112,450
                   Deferred Income Taxes                                            38,248               39,309
                   Other Assets                                                          0                   44
                                                                       --------------------   ------------------

                       Total Assets                                    $           325,022    $         296,559
                                                                       ====================   ==================


       LIABILITIES
                   Accounts Payable                                    $            11,734    $          12,920
                   Accrued Insurance                                                13,230                9,912
                   Accrued Payroll                                                  27,906               30,921
                   Unearned Revenue                                                 43,072               27,470
                   Accrual for Termite Contracts                                    17,000               15,000
                   Other Current Liabilities                                        17,738               12,313
                                                                       --------------------   ------------------

                      Current Liabilities                                          130,680              108,536

                   Accrued Insurance                                                28,946               32,713
                   Accrual for Termite Contracts                                    34,696               35,875
                   Long-Term Accrued Liabilities                                    29,579               33,937
                                                                       --------------------   ------------------

                       Total Liabilities                                           223,901              211,061
                                                                       --------------------   ------------------



       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                     shares authorized; 29,889,885 and 30,069,990
                     shares issued and outstanding at September 30,
                     2002 and December 31, 2001, respectively                       29,890               30,070
                   Accumulated Other Comprehensive Income                           (4,808)              (4,822)
                   Retained Earnings                                                76,039               60,250
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                  101,121               85,498
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $           325,022    $         296,559
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

                         ROLLINS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2002              2001               2002               2001
                                                          ----------------  ----------------   ----------------   -----------------

REVENUES
           Customer Services                              $       174,873   $       169,806    $       513,715    $        502,128
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                               95,174            95,118            277,750             280,111
           Depreciation and Amortization                            5,425             5,140             16,298              15,033
           Sales, General & Administrative                         63,516            62,780            182,075             182,528
           Interest (Income) / Expense                               (135)             (116)              (125)               (265)
                                                          ----------------  ----------------   ----------------   -----------------

                                                                  163,980           162,922            475,998             477,407
                                                          ----------------  ----------------   ----------------   -----------------

INCOME BEFORE INCOME TAXES                                         10,893             6,884             37,717              24,721
                                                          ----------------  ----------------   ----------------   -----------------


PROVISION  FOR INCOME TAXES
           Current                                                  4,600             1,370             12,346               5,499
           Deferred                                                  (461)            1,246              1,986               3,895
                                                          ----------------  ----------------   ----------------   -----------------

                                                                    4,139             2,616             14,332               9,394
                                                          ----------------  ----------------   ----------------   -----------------

NET INCOME                                                $         6,754   $         4,268    $        23,385    $         15,327
                                                          ================  ================   ================   =================

RETAINED EARNINGS
           Balance at Beginning of Period                          74,466            57,538             60,250              48,563
           Cash Dividends                                          (1,495)           (1,509)            (4,511)             (4,527)
           Common Stock Purchased                                  (3,781)              (56)            (5,004)                (56)
           Other                                                       95              (218)             1,919                 716
                                                          ----------------  ----------------   ----------------   -----------------

BALANCE AT END OF PERIOD                                  $        76,039   $        60,023    $        76,039    $         60,023
                                                          ================  ================   ================   =================


EARNINGS PER SHARE - BASIC                                $          0.23   $          0.14    $          0.78    $           0.51
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - DILUTED                              $          0.22   $          0.14    $          0.77    $           0.51
                                                          ================  ================   ================   =================

WEIGHTED SHARES OUTSTANDING - BASIC                            29,923,467        30,176,364         30,067,661          30,155,118

WEIGHTED SHARES OUTSTANDING - DILUTED                          30,078,571        30,313,600         30,254,715          30,300,810


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                               Nine Months Ended
                                                                                                   September 30,
                                                                                   ----------------------------------------
                                                                                           2002                  2001
                                                                                   ------------------     -----------------

OPERATING ACTIVITIES
                   Net Income                                                      $          23,385      $         15,327
                   Adjustments to Reconcile Net Income to Net
                      Cash Provided by Operating Activities:
                         Depreciation and Amortization                                        16,298                15,033
                         Provision for Deferred Income Taxes                                   2,085                 4,628
                         Other, Net                                                              776                   135
                   (Increase) Decrease in Assets:
                         Trade Receivables                                                    (3,947)               (3,610)
                         Materials and Supplies                                                  831                 1,432
                         Other Current Assets                                                   (577)               (7,801)
                         Other Non-Current Assets                                                 96                  (871)
                   Increase (Decrease) in Liabilities:
                         Accounts Payable and Accrued Expenses                                 2,773                 4,102
                         Unearned Revenue                                                     15,602                 6,764
                         Accrued Insurance                                                      (449)               (4,195)
                         Accrual for Termite Contracts                                           822                (1,380)
                         Long-Term Accrued Liabilities                                        (4,359)               (3,547)
                                                                                   ------------------     -----------------

                   Net Cash Provided by Operating Activities                                  53,336                26,017
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
                   Purchases of Equipment and Property                                        (5,900)               (6,184)
                   Net Cash Used for Acquisition of Companies                                 (1,768)                 (704)
                   Marketable Securities, Net                                                      0                     0
                                                                                   ------------------     -----------------

                   Net Cash Used in Investing Activities                                      (7,668)               (6,888)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
                   Dividends Paid                                                             (4,511)               (4,527)
                   Common Stock Purchased                                                     (5,288)                  (60)
                   Payments on Capital Leases                                                   (256)               (1,447)
                   Payments, Net of Borrowings,
                      Under Line of Credit Agreement                                               0                (1,400)
                   Other                                                                         231                (1,632)
                                                                                   ------------------     -----------------

                   Net Cash Used in Financing Activities                                      (9,824)               (9,066)
                                                                                   ------------------     -----------------

                   Net Increase in Cash and Short-Term
                      Investments                                                             35,844                10,063
                   Cash and Short-Term Investments
                      At Beginning of Period                                                   8,650                   399
                                                                                   ------------------     -----------------
                   Cash and Short-Term Investments
                      At End of Period                                             $          44,494      $         10,462
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

               In the opinion of management, the condensed consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

               Comprehensive income includes amounts subject to foreign currency translation. For the three and nine months ended September 30, 2002 and 2001, comprehensive income is not materially different from net income.

               In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment at least on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill. The adoption of SFAS 142 required the Company to perform an initial impairment assessment on all goodwill during fiscal year 2002. The Company chose September 30th as the measurement date to assess the carrying value of goodwill on an annual basis. In this assessment, the Company compared its fair value to its carrying value. The fair value of the Company was determined by a comparison of its closing stock price as of September 30, 2002 and the reported book value of the Company. At the September 30th measurement date and upon adoption of SFAS 142, the Company had no impairment of its goodwill, which totaled $72.4 million at September 30, 2002. The expected impact in 2002 from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact in 2002 of this review is an increase in amortization expense of $2.1 million. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial position, results of operations or liquidity for the three and nine months ended September 30, 2002.

               The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy

               Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The
               Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or liquidity for the three and nine months ended September 30, 2002. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 145 will have a material impact on its financial position, results of operations or liquidity.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

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

NOTE 3.        EARNINGS PER SHARE

               Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                    ------------------------------------     ------------------------------------
                                                         2002                 2001                2002                2001
                                                    ----------------     ---------------     ----------------    ----------------
                  Basic EPS                                  29,923              30,176               30,068              30,155
                  Effect of Dilutive Stock Options              156                 138                  187                 146
                                                    ----------------     ---------------     ----------------    ----------------
                  Diluted EPS                                30,079              30,314               30,255              30,301
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

               Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida state law. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. The Company has appealed this ruling to the Florida Second District Court of Appeals. Moreover, the Company believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company reported net income of $6.8 million or $0.23 per share for the third quarter of 2002, compared to net income of $4.3 million or $0.14 per share for the comparable quarter in 2001, a 58.2% increase. Net income for the first nine months of 2002 increased 52.6% to $23.4 million or $0.78 per share compared to $15.3 million or $0.51 per share for the same period in 2001. Revenues for the third quarter of 2002 showed an increase of 3.0% as compared to the third quarter 2001. Revenues for the nine months ended September 30, 2002 showed an increase of 2.3% as compared to the nine months ended September 30, 2001.

The improvement in earnings for the quarter and first nine months resulted primarily from an increase in revenue and pest and termite initiatives that have decreased costs, increased productivity, and improved customer retention.

Results of Operations

Revenues increased to $174.9 million for the third quarter of 2002, a 3.0% increase or $5.1 million from $169.8 million for the same quarterly period of 2001. For the nine months the Company generated revenues of $513.7 million, a 2.3% increase or $11.6 million from last year's amount of $502.1 million. The revenue increase was mainly attributable to pest control services, as termite revenue was flat. The growth in pest control reflects a successful Eclipse summer sales program that contributed to a positive net gain in customers. Our commercial revenue grew, reflecting last quarter's price increase and a one-time sale to a national account customer. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, now approaching 50% of our residential pest control customer base. In addition, a selection of older residential pest control customer accounts received a price increase in the third quarter.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                        Total Net Revenues
                        ---------------------------------------------------
                             2002               2001              2000
                        --------------    ---------------    --------------
First Quarter           $     153,815     $      150,973     $     149,550
Second Quarter                185,027            181,349           180,528
Third Quarter                 174,873            169,806           172,373
Fourth Quarter                    N/A            150,158           147,107

Cost of Services Provided in the third quarter of 2002 was approximately $56,000 more than in the prior year quarter while margins improved to represent 54.4% of revenues compared with 56.0% of revenues for the same quarter of the prior year. The increase in third quarter expenses was primarily due to increases in insurance and claims expense, cash discounts, and other expenses. The margin improvement was mainly attributed to the 3.0% increase in third quarter revenues and the beneficial impact of higher every-other-month revenues on service payroll, fleet, and materials and supplies margins. For the first nine months of 2002, Cost of Services Provided decreased $2.4 million and margins improved to represent 54.1% of revenues compared to 55.8% of revenues for the prior year period. Improvement for the nine months ended September 30, 2002 can be mainly attributed to programs that have increased productivity while reducing headcount, and reductions in service salaries, personnel related expenses, materials and supplies, and fleet expense which were partially offset by higher insurance and claims expense.

Sales, General and Administrative in the third quarter of 2002 increased $736,000 but margins improved to represent 36.3% of revenues compared to 37.0% of revenues for the same quarter of the prior year. The increase in third quarter expenses was primarily due to higher sales commissions for the successful Eclipse summer selling program, bad debt expense, sales salaries, and administrative salaries. The margin improvement was mainly attributed to the 3.0% increase in third quarter revenues compared to a 1.5% decline in revenues in the third quarter of 2001 as compared to third quarter 2000. For the first nine months of 2002, Sales, General and Administrative expenses decreased $453,000, and as a percentage of revenues was 35.4% compared to 36.4% for the prior year period. Improvement for the first nine months was mainly attributed to reduced personnel related expenses, fleet expense, telephone expense, travel expense, and sales promotions.

Depreciation and Amortization expenses for the third quarter of 2002 were approximately $285,000 higher than the prior year quarter. For the first nine months of 2002, Depreciation and Amortization expenses were approximately $1.3 million higher than the prior year period. The increase was primarily due to the depreciation associated with FOCUS, the Company's new proprietary branch computer system. The rollout of FOCUS to the branches was completed in the fourth quarter of 2001. As a result of the adoption of SFAS No. 142, the amortization of goodwill has been discontinued as of January 1, 2002, causing a decrease in goodwill amortization expense of approximately $2.3 million offset by an increase in amortization expense of $2.1 million due to a change in the expected life of customer contracts. For further discussion, see Note 1 to the accompanying financial statements.

Net income for the quarter ended September 30, 2002 includes the effects of adopting SFAS No. 142, which did not have a material impact to the Company's overall results of operations. In addition, if SFAS No. 142 had been adopted in the quarter ended September 30, 2001, it would not have had a material impact to net income previously reported for the quarter ended September 30, 2001.

The Company's net tax provision of $4.1 million for the quarter and $14.3 million for the nine month period reflects increased taxable income over the prior year period. The effective tax rate of 38% was consistent between periods presented.

Impact of Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill ceased on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment at least on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill. The adoption of SFAS 142 required the Company to perform an initial impairment assessment on all goodwill during fiscal year 2002. The Company chose September 30th as the measurement date to assess the carrying value of goodwill on an annual basis. In this assessment, the Company compared its fair value to its carrying value. The fair value of the Company was determined by a comparison of its closing stock price as of September 30, 2002 and the reported book value of the Company. At the September 30th measurement date and upon adoption of SFAS 142, the Company had no impairment of its goodwill, which totaled $72.4 million at September 30, 2002. The expected impact in 2002 from the application is a decrease in amortization expense of approximately $2.3 million. Also, per SFAS No. 142, the expected life of customer contracts was reviewed and they will be amortized over a life between 8 to 12.5 years dependent upon customer type. The expected impact in 2002 of this review is an increase in amortization expense of $2.1 million. The Company does not believe that the net result of the decrease in amortization of goodwill and increase in amortization of customer contracts will have a material impact on its annual financial statements. The impact of SFAS No. 142 was not material to the Company's financial position, results of operations or liquidity for the three and nine months ended September 30, 2002.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective June 15, 2002 that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or liquidity for the three and nine months ended

September 30, 2002. The Company does not believe the impact of adopting SFAS No. 143 or SFAS No. 145 will have a material impact on its financial position, results of operations or liquidity.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $53.3 million for the first nine months of 2002, compared with cash provided by operating activities of $26.0 million in the same period of 2001. This increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations that has been adjusted for non-cash items as well as differences in the timing of unearned revenue and other accrued expenses. A significant customer of the Company, Kmart, recently declared bankruptcy, which did not have a significant impact on the Company or its liquidity.

The Company invested approximately $5.9 million in capital expenditures during the first nine months of 2002, and expects to invest between $4.0 and $6.0 million for the remainder of 2002, inclusive of improvements to its management information systems. Capital expenditures in the first nine months of 2002 consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. A total of $4.5 million was paid in cash dividends ($0.05 a quarter) during the first nine months of 2002. The capital expenditures, acquisitions and cash dividends were primarily funded through existing cash balances and operating activities. In the first nine months of 2002, the Company made seven acquisitions totaling $1.8 million compared to three acquisitions and two payments from previous acquisitions totaling $0.7 million in the first nine months of 2001. The Company maintains a $40 million credit facility with a commercial bank, of which we have no borrowings outstanding as of September 30, 2002.

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

In late April of 2002, the Company initiated a restructuring of the Home Office at its corporate headquarters in Atlanta. As part of this reorganization, positions were eliminated and a new organization was implemented to provide more effective support to the field. In a continuing effort to improve the efficiency and quality of the support the Home Office provides the field, the Company is currently reengineering its Home Office processes. In the first nine months of 2002, the Company incurred $670,000 in costs related to the restructuring and anticipates additional costs of $200,000 in the fourth quarter. It is the opinion of Management that the reorganization will not have a material effect on the Company's financial position, results of operations or liquidity in the near term, though ultimately improving the profitability and cash flow of the Company.

At the Company's October 22, 2002 Board of Directors meeting, the independent directors of the Board of Directors and the Audit Committee approved three related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company. The first approval was the purchase of the Rollins Training Center on October 31, 2002 for $3.1 million from RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. The second approval was the purchase of hand-held computer software development known as PowerTrak Version 1.0 from RRR Associates, a company controlled by R. Randall Rollins. The purchase will be made during the fourth quarter at an approved purchase price of $250,000. The third approval was a lease agreement effective July 1, 2002 that expires June 30, 2007 for company real estate in Okeechobee County, Florida to be leased to Rollins Ranch, a division of LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins. Inc. The annual lease rate on this real estate is $131,939. It is the opinion of Management that these related party transactions were fair and reasonable and will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company has made  contributions to the defined benefit  retirement plan (the
Plan)  during  2002 as a  result  of the  Plan  being  underfunded.  Total  2002 contributions to date amount to approximately $10.0 million. The Company will further analyze the funded status of the Plan prior to December 31, 2002 and may choose to make additional contributions to the Plan. It is the opinion of Management that additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Critical Accounting Policies

We view critical accounting policies to be those policies that are very important to the portrayal of our financial condition and results of operations, and that require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

          Accrual for Termite Contracts - The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs incurred relative to termite services performed prior to the balance sheet date. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration; however, along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends are used in the determination of the accrual. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the litigious nature of settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to predict future catastrophic claims. These positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

          Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to predict future catastrophic claims. Initiatives that have been implemented, include an annual Motor Vehicle Registration program, utilization of a Global Positioning System in the majority of our company vehicles, post-offer physicals for new employees, and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

          Revenue Recognition - The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature, while certain types of commercial customers may receive multiple treatments within a given month. Commercial business also offers greater prospects for revenues from additional special services and product sales, which are recognized as income when performed. In general, pest control customers sign an initial one year contract. A small portion of new customer prepayments is recorded as revenue, using accounting estimates, in recognition of the fact that first time services generally involve greater costs for service payroll and materials. Termite revenues are recognized when the services are performed, although a portion of every termite baiting sale is deferred and recognized as income during the term of the contract using accounting estimates to match the timing of performing monitoring visits. Traditional termite contract renewals are recognized as revenues when collected in order to match the revenue with the corresponding service provided on or about the renewal date. Baiting renewals are deferred and recognized over the annual guarantee period in relation to the cost of the required monitoring visits.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, related party transactions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations and liquidity; the adequacy of the company's resources to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2002 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2002, the Company no longer maintains a material investment portfolio subject to interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $40 million credit facility. Due to the absence of such borrowings as of October 31, 2002 and since no borrowings are currently anticipated through December 31, 2002, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company has been affected; however, by the impact of lower interest rates on interest income from its short-term investments.

Item 4.        Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Gary W. Rollins, the Chief Executive Officer, President and Chief Operating Officer of the Company, and Harry J. Cynkus, the Chief Financial Officer and Treasurer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

Item 1.        Legal Proceedings.

               See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 5.        Other Information.

               At the Company's October 22, 2002 Board of Directors meeting, the Audit Committee approved Ernst & Young LLP, the Company's independent auditors, to review the federal tax return for the upcoming year.

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

                    (10)  (i)  Lease  Agreement dated July 1, 2002 between
                               Rollins  Continental,  Inc. and Rollins Ranch,
                               a division of LOR, Inc.
                    (99.1)     Certification of Periodic Financial Reports.


               (b)  Reports on Form 8-K.

                               No reports on Form 8-K were filed or were required to be filed during the third quarter of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROLLINS, INC.
                              (Registrant)




Date:  November 14, 2002      By:   /s/ Gary W. Rollins
                              --------------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)




Date:  November 14, 2002      By:   /s/ Harry J. Cynkus
                              --------------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Certifications

I, Gary W. Rollins, President and Chief Executive Officer of Rollins, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rollins, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      By:   /s/ Gary W. Rollins
                              --------------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)

I, Harry J. Cynkus, Chief Financial Officer of Rollins, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rollins, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      By:   /s/ Harry J. Cynkus
                              --------------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)