Form 10-K
period 2002-12-31
ROLLINS INC
filed 2003-03-18
CIK 84839

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        -------------------------------

                                    FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______________  to  ________________

                           Commission file No. 1-4422
                        --------------------------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each
          Title of each class                   Exchange on which registered
---------------------------------------     -----------------------------------
      Common Stock, $1 Par Value                The New York Stock Exchange
                                                 The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on February 24, 2003, was $392,315,753 based on the closing price on the New York Stock Exchange on such date of $20.67 per share.

Rollins, Inc. had 44,859,646 shares of Common Stock outstanding as of February 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Rollins, Inc.'s Annual Report to Stockholders for the calendar year ended December 31, 2002 are incorporated by reference into Part II, Item 6.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.
-------------------------------------------------------------------------------

                                     PART I
Item 1. Business.

General

     Rollins, Inc. ("the Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers in North America. Services are performed through a contract that specifies the pricing arrangement with the customer.

     Orkin Exterminating Company, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United
States, Canada and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, dairy farms and transportation companies. Orkin operates under the Orkin(R) and PCO Services, Inc.(R) trademarks and the AcuridSM service mark. The Orkin(R) brand name makes Orkin the most recognized pest and termite company in the country. The PCO Services brand name provides similar brand recognition in Canada. The Company is the largest pest control provider in Canada.

     The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada and Mexico, are included in Item 8 of this document under financial statements and supplementary data on pages 17 and
18. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

     A bimonthly pest control service initiative was implemented in 1999 to better service our residential customers, and has grown to represent just under 50% of our residential customer base at the end of 2002. This program provides greater convenience to our customers and enables the Company to achieve technician productivity improvements and other service efficiencies, including lower fleet costs. In addition, AcuridSM commercial pest elimination service was introduced company-wide in 2001. This premium service includes insect control, fly control, rodent control and odor control for commercial customers and is now available through any Orkin branch.

     The dollar amount of service contracts and backlog orders as of the end of the Company's 2002 and 2001 calendar years was approximately $28.4 million and $16.2 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

     The  Rollins   Customer   Care  Center   achieved   its  ISO  9002  quality
certification in 2001. It is joined by forty-seven dedicated commercial branches that have also completed the ISO 9002 quality certification process.

     The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a built-in exit strategy at the end of the franchise term that motivates the franchisee to sell the business to Orkin. There were 36 Company franchises at the end of 2002 compared to 30 at the end of 2001.

Seasonality

     The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons) has historically resulted in an increase in the revenue and income of the Company's pest and termite control operations during such periods as evidenced by the following chart.

                                         Total Net Revenues
                            ---------------------------------------------------
                                   2002               2001              2000
     --------------------------------------------------------------------------
     First Quarter               $153,302           $150,280          $148,926
     Second Quarter               184,189            180,731           179,736
     Third Quarter                174,063            169,223           171,690
     Fourth Quarter               153,871            149,691           146,526
     --------------------------------------------------------------------------

Inventories

     The Company has relationships with multiple vendors for pest and termite control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

     The Company believes that Orkin competes favorably with competitors as one of the world's largest pest and termite control companies. The Company competes with a number of pest and termite control companies including Terminix and Ecolab.

     The principal methods of competition in the Company's pest and termite control business are quality of service and guarantees, including the money-back guarantee on pest and termite control, and the termite retreatment and damage repair guarantee to qualified homeowners.

Research and Development

     Expenditures by the Company on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also, a portion of these methods and products are produced to the specifications provided by the Company. Some of the more recent studies that have been conducted on behalf of the Company include one on fly pathogens by the University of Florida and an integrated pest management study currently being performed by the Virginia Polytechnic Institute. Additional research at the University of Florida involves the impact of soil type and soil compaction on termites tunneling behavior. Also, Texas A&M has performed studies on both termites and fire ants, using biological control agents for population reduction and predicting the time termites swarm each year.

Governmental Regulation

     State and local governmental licenses and permits are required in order for the Company to conduct its pest and termite control services in certain localities. In view of the widespread operations of the Company's service operations, the failure of any local governments to license a facility would not have a material adverse effect on the results of operations or financial position of the Company.

     Other than the impact on the Company of governmental regulation of the use of pesticides, the Company is not materially affected by compliance with federal, state and local provisions, that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees

     The number of persons employed by the Company as of February 24, 2003 was approximately 7,600.

Recent Developments

     The Board of Directors, at their quarterly meeting on January 28, 2003, authorized a three-for-two stock split by the issuance on March 10, 2003 of one additional common share for each two common shares held of record on February 10, 2003. Accordingly, the par value for additional shares issued was adjusted to common stock, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing throughout this Form 10-K have been retroactively adjusted for this stock split.

Available Information

     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge on our web site at www.rollinscorp.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

     The Company's administrative headquarters and central warehouse, both of which are owned by the Company, are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases several hundred branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

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

     The Company is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

Item 4.A.  Executive Officers of the Registrant.

     Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next Annual Meeting of Stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Company and their ages, offices with the Company, and the dates from which they have continually served in their present offices with the Company.
                                                              Date First Elected
          Name          Age         Office with Registrant    to Present Office
-------------------------------------------------------------------------------
R. Randall Rollins(1)    71         Chairman of the Board           10/22/91
Gary W. Rollins(2)       58         Chief Executive Officer,         7/24/01
                                    President and Chief
                                    Operating Officer
Michael W. Knottek(3)    58         Senior Vice President            4/23/02
                                    and Secretary
Harry J. Cynkus(4)       53         Chief Financial Officer          5/28/98
                                    and Treasurer
Glen W. Rollins(5)       36         Vice President                   4/23/02
----------------------

(1)      R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gary W. Rollins was elected to the office of President and Chief Operating Officer in January 1984. He was elected to the additional office of Chief Executive Officer in July 2001.

(3) Michael W. Knottek joined the Company in June 1997 as Vice President and, in addition, was elected Secretary in May 1998. He became Senior Vice President in April of 2002. From 1992 to 1997, Mr. Knottek held a variety of executive management positions with National Linen Service, including Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to 1992, he held a variety of senior positions with Initial USA, finally serving as President from 1991 to 1992.

(4) Harry J. Cynkus joined the Company in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President - Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President - Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President - Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

(5) Glen W. Rollins is the son of Gary W. Rollins. He joined the Company in 1989 and has held a variety of positions within the organization including Executive Vice President of Orkin Exterminating Company, Inc., to which he was elected in June 2001. In April 2002, he was named Vice President of Rollins, Inc.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2002 and 2001 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

                              Stock Price          Dividends                                 Stock Price           Dividends
                       ------------------------      Paid                            -------------------------       Paid
2002                      High           Low       Per Share     2001                   High            Low        Per Share
-----------------------------------------------------------------------------------------------------------------------------

First Quarter            $14.50         $12.53        $.03       First Quarter         $14.20          $11.23         $.03
Second Quarter            14.47          12.13         .03       Second Quarter         13.79           11.55          .03
Third Quarter             14.32          12.20         .03       Third Quarter          13.99            9.98          .03
Fourth Quarter            19.00          12.41         .03       Fourth Quarter         14.23            9.99          .03
-----------------------------------------------------------------------------------------------------------------------------

The number of stockholders of record as of February 24, 2003 was 1,538.

Item 6. Selected Financial Data.

     The information contained under the heading, "5-Year Financial Summary", on
the  inside  front  cover  of  the  2002  Annual  Report  to  Stockholders,   is
incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 RESULTS OF OPERATIONS

                                                                                       % Increase From
                                                                                          Prior Year
                                                                                  --------------------------
 (In thousands)                          2002           2001           2000           2002         2001
------------------------------------------------------------------------------------------------------------
 Revenues                             $665,425       $649,925       $646,878           2.4%         0.5%

 Net Income                             27,110         16,942          9,550          60.0         77.4
------------------------------------------------------------------------------------------------------------

General Operating Comments

     The Company's continued emphasis on customer retention along with building recurring revenues resulted in revenue growth of 2.4% in 2002 despite a sluggish economy. The financial results for the fourth quarter 2002 and the year were positively impacted by the continued benefit of our recent service initiatives, which included every-other-month residential pest control service, AcuridSM premium commercial pest control services, and termite directed liquid and baiting treatment.

     For the fourth quarter of 2002, the Company had net income of $3.7 million compared to net income of $1.6 million in the fourth quarter of 2001. For the year ended December 31, 2002, the Company had net income of $27.1 million compared to the prior year amount of $16.9 million, which represents a 60.0% increase. The overall improvement for the year in profit margins is largely a result of improved Cost of Services Provided and Sales, General & Administrative a percentage of revenues, partially offset by higher depreciation.

Results of Operations - 2002 Versus 2001

     Revenues for the year ended December 31, 2002 increased to $665.4 million, an increase of $15.5 million or 2.4% from last year's revenues of $649.9 million. The Company's foreign operations made up less than 6.0% of the Company's total revenues in 2002 and 2001. The revenue increase was mainly attributable to a modest increase in revenues from pest control services, as termite revenues were flat with the prior year. The growth in pest control revenues reflects the beneficial impact of better customer retention and a successful residential summer sales program, factors that combined to produce a net gain in the customer base as well as higher average selling prices. Within the

U.S., the Company had an improvement in customer retention, a modest increase in new sales units and an overall improvement in average selling prices, resulting in a higher ending customer base at the end of the year. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising almost 50% of our residential pest control customer base at year end. Our commercial revenues grew, mainly as a result of better pricing on new sales, a successful price increase campaign for existing customers in 2002, and the introduction of new products and services during the year. Although termite revenues were flat in 2002 as a result of a decrease in sales to new customers, the Company experienced an improvement in recurring revenues mainly from enhanced renewal retention and higher bait monitoring services. Despite the decrease in termite sales dollars, the Company managed to achieve a slight improvement in average selling prices.

     Orkin's directed liquid termite baiting program generates recurring monitoring revenues that are deferred to the balance sheet each month in the form of unearned revenue. This is then being recognized in future periods when the service is rendered.

     Cost of Services Provided for the year ended December 31, 2002 decreased $284,000 or 0.1% and margins improved by 1.4 points, representing 54.3% of revenues in 2002 compared to 55.7% of revenues in the prior year. Improvement for the year ended December 31, 2002 can be mainly attributed to the Company's recent service initiatives that have increased productivity, reduced headcount, and created other efficiencies and better asset utilization. The Company achieved reductions in service salaries, personnel related expenses, materials and supplies, travel and fleet expense, which were partially offset by slightly higher insurance and claims charges. Pest control and termite technician productivity improved as did employee retention. The Company believes that better employee retention has a direct impact on customer retention. Better fleet management led to a decrease in the average number of vehicles and an improvement in revenues per vehicle.

     Sales, General and Administrative for the year ended December 31, 2002 decreased $2.0 million or 0.8%, and improved by 1.2 margin points in 2002, averaging 35.8% of total revenues compared to 37.0% for the prior year. Improvement for the year was mainly attributed to reduced personnel related expenses, fleet expense, telephone expense, travel expense, bad debt expense and sales promotions partially offset by higher summer selling program expense and advertising expense.

     Depreciation and Amortization expenses for the year ended December 31, 2002 were approximately $1.3 million or 6.6% higher than the prior year. The increase was primarily due to the depreciation associated with FOCUS, the Company's new proprietary branch computer system. The rollout of FOCUS to the branches was completed in the fourth quarter of 2001. As a result of the adoption of SFAS No. 142, the amortization of goodwill has been discontinued as of January 1, 2002, causing a decrease in goodwill amortization expense of approximately $2.2 million partially offset by an increase in amortization expense of $2.0 million due to a change in the expected life of customer contracts.

     Net income for the year ended December 31, 2002 includes the effects of adopting SFAS No. 142, which did not have a material impact to the Company's overall results of operations. In addition, if SFAS No. 142 had been adopted in the year ended December 31, 2001, it would not have had a material impact to net income previously reported for the year ended December 31, 2001.

     The Company's net tax provision of $16.6 million for the year ended December 31, 2002 reflects increased taxable income over the prior year. The effective tax rate of 38% was consistent between periods presented.

     The decline in the Accrual for Termite Contracts of $4.4 million or 8.7% reflects improvement in the experience rate, as well as the payment of several large termite claims and the cost of remediation. Accrued Insurance decreased $0.7 million or 1.6% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with self insured risks.

Results of Operations - 2001 Versus 2000

     The 0.5% increase in revenues for the year ended December 31, 2001 was primarily due to increased recurring revenues in both pest and termite control. Pest control benefited from improvement in customer retention and a solid increase in commercial revenues. The increased recurring revenues from termite control can be mainly attributed to the impact of the termite baiting program.

     Orkin's directed liquid termite baiting program generates recurring monitoring revenues that are deferred to the balance sheet each month in the form of unearned revenue. This is then being recognized in future periods when the service is rendered.

     Over the past couple of years, the Company has successfully integrated several pest control companies acquired in the United States and Canada. Cost of Services Provided decreased $7.0 million compared to 2000, and improved to represent 55.7% of revenues compared to 57.0% in 2000. This margin improvement was primarily attributable to productivity improvements and other increased efficiencies, including a reduced workforce in service, and reductions in personnel related expenses and fleet expense that were partially offset by an increase in insurance expense. Depreciation and Amortization increased approximately $1.9 million or 10.2% over 2000, due primarily to the implementation of our new proprietary branch computer system, FOCUS, in the fourth quarter of 2001.

     Sales, General and Administrative decreased $4.0 million over 2000, and improved to represent 37.0% of revenues compared to 37.8% in 2000. This improvement as a percentage of revenues resulted primarily from improved efficiencies and a reduced workforce in sales, decreased other personnel related costs, and decreased bad debt expense.

     Net interest income declined $252,000 or 56.0% in 2001 primarily due to lower interest rates on invested cash balances and higher interest expense for notes payable associated with acquisitions.

     The Company's tax provision of $10.4 million as compared to $5.9 million in 2000, reflects increased income in 2001.

     The decline in the Accrual for Termite Contracts of $6.8 million or 11.8% reflects improvement in the experience rate, as well as the payment of termite claims and the cost of remediation. Accrued Insurance decreased $6.3 million or 12.9% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with self insured risks.

Related Party Transactions

     At the  Company's  October  22,  2002  Board  of  Directors'  meeting,  the independent directors of the Board of Directors' and the Audit Committee approved three related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company. The first approval was the purchase of the Rollins Training Center on October 31, 2002 for $3.1 million from RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. The second approval was the purchase of hand-held computer software development known as PowerTrak Version 1.0 from RRR Associates, a company controlled by R. Randall Rollins. The purchase was made during the fourth quarter at an approved purchase price of $250,000. The third approval was a lease agreement effective July 1, 2002 that expires June 30, 2007 for company real estate in Okeechobee County, Florida to be leased to Rollins Ranch, a division of LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. The annual lease rate on this real estate is $131,939. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the  Company's  January  28,  2003  Board  of  Directors'  meeting,  the independent directors of the Board of Directors' and the Audit Committee approved four related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins and Gary
W. Rollins, related to sharing the aviation hangar located at the Dekalb-Peachtree Airport as well the usage of the Jetstar II, owned by Rollins, Inc., and Gulfstream III, owned by LOR, Inc. LOR, Inc. leases half of the hangar from Rollins, Inc. for a total annual lease amount of $13,655. This lease expires on January 24, 2008. The hangar currently houses three airplanes, two of which are not owned by Rollins, Inc. and reside on the portion of the hangar leased by LOR, Inc. All other expenses related to the hangar are also shared equally by Rollins, Inc. and LOR, Inc. Total expenses for 2002 were approximately $114,000, which includes rental, utilities, maintenance and repairs, depreciation, property tax and miscellaneous expense. The Jetstar II and Gulfstream III are used by both Rollins, Inc. and LOR, Inc. and are billed on a monthly basis. The Gulfstream III is charged at a rate of $12,750 per month while the Jetstar II is charged at a rate of $5,250 per month. All expenses related to each respective aircraft are paid for by the owner of each aircraft, except for fuel. Fuel is paid for by Rollins, Inc. and billed monthly to the company using the aircraft. Additionally, Mr. R. Randall Rollins and Mr. Gary W. Rollins use the Jetstar II for personal use and are billed for its use at the rate of

$1,000 per hour, which approximates the fuel cost. The total hourly usage for 2002 was approximately 6 hours or $6,000. The Company on occasion uses the Gulfstream III and is also billed for its use at a rate of $1,000 per hour, which approximates the fuel cost. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The property located at 2170 Piedmont Road is owned by Rollins Continental, Inc. a wholly owned subsidiary of Rollins, Inc. Currently LOR, Inc. occupies approximately 3,580 square feet of office space in the building located at 2170 Piedmont Road. The annual rental rate is $39,029. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The property located at 710 Lakeshore Circle is also owned by Rollins Continental, Inc. Currently LOR, Inc. occupies approximately 3,344 square feet of office space in the building located at 710 Lakeshore Circle. The annual rental rate is $40,800. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. The programmer/analyst is being used to further develop the PowerTrak Version 1.0 hand-held computer software purchased in the fourth quarter of 2002 (as discussed in the above paragraph). The hourly wage paid to LOR, Inc. was $32 per hour, which equated to $66,560 per year, including overhead. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     Employees of Rollins, Inc. confer with employees of LOR, Inc. and RRR Associates and vice versa. No fees are charged for these services because in the opinion of Management the activity is mutually beneficial and offsetting.

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

     Accrual  for  Termite  Contracts  - The  Company  maintains  an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration in determining the accrual balance along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends. The reserve is established based on all these factors. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

     Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to accurately predict future significant claims. Initiatives that have been implemented, include pre-employment and an annual Motor Vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

     Revenue Recognition - The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized when the initial services are performed at the inception of a new contract, although a portion of every termite baiting sale is deferred. The amount deferred is an estimate of the value of monitoring services to be rendered after the initial service. The amount deferred is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewals are deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided.

Liquidity and Capital Resources

     The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $40.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $53.7 million for the year ended December 31, 2002, compared with cash provided by operating activities of $29.6 million in 2001 and $11.4 million in 2000. The 2002 increase resulted primarily from favorable changes in working capital related primarily to higher net income from operations, the timing of advanced payments from customers which produced an increase in unearned revenue, and the Company's ability to reduce its investment in accounts receivable and inventories despite higher revenues. A customer of the Company, Kmart, declared bankruptcy in January 2002, which did not have a material impact on the Company's results of operations or its liquidity.

     The Company invested approximately $10.4 million in capital expenditures during the year ended December 31, 2002. Capital expenditures for the year consisted primarily of the purchase of the Rollins Training Center for $3.1 million, as well as equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $8.5 million and $10.5 million in 2003 in capital expenditures. During the year, the Company made several acquisitions totaling $1.8 million compared to $0.7 million during 2001. The Company currently does not have plans to aggressively seek new acquisitions but will give consideration to any unusually attractive acquisition opportunities presented. A total of $6.0 million was paid in cash dividends ($0.033 a quarter) during the year and approximately $6.2 million was paid for repurchases of 496,200 shares of the Company's Common Stock. Approximately 108,000 of these repurchased shares were used for the 401(k) match in February 2003. At the January 28, 2003 Board of Directors' Meeting the Board approved a 50% increase in the dividend, from $0.033 to $0.05 on the split number of shares, as well as a three-for-two stock split to holders of record on February 10, 2003 payable March 10, 2003. The capital expenditures, acquisitions, stock repurchases and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $40.0 million credit facility with a commercial bank, of which no borrowings were outstanding as of December 31, 2002 or February 24, 2003. However, the Company does maintain approximately $25.0 million in Letters of Credit.

     Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April, 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. For further discussion, see Note 7 to the accompanying financial statements.

     In late April of 2002, the Company initiated a restructuring and re-engineering of the Home Office at its corporate headquarters in Atlanta. As part of this reorganization, positions were eliminated and a new organization was implemented to provide more effective processes and support to the field. In 2002, the Company incurred $824,000 in costs related to the restructuring and does not anticipate additional costs in 2003. It is the opinion of Management that the reorganization will not have a material effect on the Company's financial position, results of operations or liquidity in the near term, though ultimately improving the profitability and cash flows of the Company.

     The Company made contributions of $20.0 million to the defined benefit retirement plan (the "Plan") during 2002 as a result of the Plan being underfunded. The Company believes that it will make contributions in the amount of approximately $5.0 to $10.0 million in 2003. It is the opinion of Management that additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

     At  December  31,  2002,   the  Company  had  the   following   contractual
commitments:

                                                                  Year ending December 31,
                                          --------------------------------------------------------------------
(In thousands)                                    2003             2004             2005           2006-2011
--------------------------------------------------------------------------------------------------------------
Non-cancelable operating leases                 $22,047          $15,556          $11,416          $31,515
Acquisition notes payable                         1,685            1,467            1,134            1,783
                                          --------------------------------------------------------------------
         Total                                  $23,732          $17,023          $12,550          $33,298
--------------------------------------------------------------------------------------------------------------

Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of Statement 143 will have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt the provisions of Statement 145 related to the rescission of Statement 4 on January 1, 2003. The Company adopted the provisions of this Statement related to Statement 13, as well as all other provisions of this Statement, which were effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. Management believes that the adoption of the provisions of Statement 145 related to the rescission of Statement 4 will not have a material effect on the Company's financial position, results of operations or liquidity.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt Statement 146 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies", or its equivalent, in the notes to the consolidated financial statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not expect to transition to the fair value based method of accounting for stock-based compensation. Management believes that the adoption of Statement 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which requires expanded disclosure for existing guarantees and product warranties for the year ended December 31, 2002 in addition to stipulating that at the inception of guarantees issued after December 31, 2002, a company needs to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. FIN 45 further states that the liability is typically reduced over the term of the guarantee. The Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.

     In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company is currently analyzing the impact of adopting this EITF.

Forward-Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, related party transactions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations  and  liquidity;  the  adequacy of the  Company's  resources  to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2003 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; that the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     As of December 31, 2002, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $40.0 million credit facility. Due to the absence of such borrowings as of December 31, 2002 and as currently anticipated for 2003, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------

At December 31, (In thousands except share and per share data)                          2002                   2001
                                                                           --------------------------------------------

ASSETS
            Cash and Short-Term Investments                                           $ 38,315                $  8,650
            Trade Receivables, Net of Allowance for Doubtful Accounts
              of $5,441 and $6,973, respectively                                        47,740                  48,479
            Materials and Supplies                                                      10,662                  11,895
            Deferred Income Taxes                                                       20,035                  21,044
            Other Current Assets                                                         9,470                  10,415
                                                                           --------------------------------------------
              Current Assets                                                           126,222                 100,483

            Equipment and Property, Net                                                 38,880                  44,273
            Goodwill                                                                    72,392                  72,383
            Customer Contracts and Other Intangible Assets                              35,507                  40,067
            Deferred Income Taxes                                                       44,406                  39,309
            Other Assets                                                                   ---                      44
                                                                           --------------------------------------------
              Total Assets                                                            $317,407                $296,559
                                                                           --------------------------------------------

LIABILITIES
            Accounts Payable                                                          $ 12,138                $ 12,920
            Accrued Insurance                                                           11,740                   9,912
            Accrued Payroll                                                             28,623                  30,921
            Unearned Revenue                                                            43,049                  27,470
            Accrual for Termite Contracts                                               19,000                  15,000
            Other Current Liabilities                                                   15,312                  12,313
                                                                           -------------------- -----------------------
              Current Liabilities                                                      129,862                 108,536

            Accrued Insurance, Less Current Portion                                     30,222                  32,713
            Accrual for Termite Contracts, Less Current Portion                         27,446                  35,875
            Accrued Pension                                                             10,769                   2,885
            Long-Term Accrued Liabilities                                               28,418                  31,052
                                                                           --------------------------------------------
              Total Liabilities                                                        226,717                 211,061
                                                                           --------------------------------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
            Common Stock, par value $1 per share; 99,500,000
              shares authorized; 44,799,368 and 45,104,985
              shares issued and outstanding, respectively                               44,799                  45,105
            Accumulated Other Comprehensive Income (Loss)                              (16,947)                 (4,822)
            Retained Earnings                                                           62,838                  45,215
                                                                           --------------------------------------------
              Total Stockholders' Equity                                                90,690                  85,498
                                                                           --------------------------------------------
              Total Liabilities and Stockholders' Equity                              $317,407                $296,559
                                                                           --------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, (In thousands except per share data)                      2002               2001              2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
        Customer Services                                                        $665,425          $649,925           $646,878
                                                                           ----------------------------------------------------

COSTS AND EXPENSES
        Cost of Services Provided                                                 361,677            361,961           368,974
        Depreciation and Amortization                                              21,635             20,292            18,421
        Sales, General and Administrative                                         238,583            240,544           244,530
        Interest Income                                                             (196)              (198)             (450)
                                                                           ----------------------------------------------------
                                                                                  621,699            622,599           631,475

INCOME BEFORE INCOME TAXES                                                         43,726             27,326            15,403
                                                                           ----------------------------------------------------

PROVISION FOR INCOME TAXES
        Current                                                                    13,680              6,771             3,182
        Deferred                                                                    2,936              3,613             2,671
                                                                           ----------------------------------------------------
                                                                                   16,616             10,384             5,853
                                                                           ----------------------------------------------------
NET INCOME                                                                       $ 27,110           $ 16,942          $  9,550
                                                                           ----------------------------------------------------

EARNINGS PER SHARE - BASIC AND DILUTED
        Net Income                                                               $   0.60           $   0.37          $   0.21
                                                                           ----------------------------------------------------

        Average Shares Outstanding - Basic                                         45,021             45,200            45,014

        Average Shares Outstanding - Diluted                                       45,409             45,398            45,070

DIVIDENDS PAID PER SHARE                                                         $   0.13           $   0.13          $   0.13

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                  Accumulated
                                                                                                   Other
                                                       Common Stock     Retained Comprehensive Comprehensive  Treasury
                                                   -------------------
                                                    Shares     Amount   Earnings    Income (Loss) Income (Loss) Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        29,881    $29,881   $41,909    $   ---        $    ---    $  ---        $71,790
Net Income                                                                9,550                                               9,550
Common Stock Purchased                                 (10)       (10)     (144)                                               (154)
Common Stock Issued for Acquisitions of Companies      165        165     2,307                                               2,472
Cash Dividends                                                           (6,031)                                             (6,031)
Three-for-Two Stock Split                           15,018     15,018   (15,018)                                                ---
Other                                                                       972                                                 972
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2000                        45,054    $45,054   $33,545    $   ---        $    ---    $  ---        $78,599
                                                                                                                           ---------
Net Income                                                               16,942     16,942                                   16,942
Other Comprehensive Income, Net of Tax
     Minimum Pension Liability Adjustment                                           (4,047)                                  (4,047)
     Foreign Currency Translation Adjustments                                         (775)                                    (775)
                                                                                   --------
Other Comprehensive Income (Loss)                                                   (4,822)         (4,822)
                                                                                   --------
Comprehensive Income                                                               $12,120
                                                                                   --------
Cash Dividends                                                           (6,028)                                             (6,028)
Common Stock Purchased                                                   (1,503)                                (107)        (1,610)
Common Stock Issued for Acquisitions of Companies       31         31       469                                  ---            500
Issuance of 401(k) Company Match                       108        108     1,712                                  ---          1,820
Three-for-Two Stock Split                               71         71       (17)                                 (54)           ---
Other                                                    2          2        95                                  ---             97
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2001                        45,266    $45,266   $45,215    $   ---        $ (4,822)   $ (161)       $85,498
                                                                                                                           ---------
Net Income                                                               27,110     27,110                                   27,110
Other Comprehensive Income, Net of Tax
     Minimum Pension Liability Adjustment                                          (12,135)                                 (12,135)
     Foreign Currency Translation Adjustments                                           10                                       10
                                                                                   --------
Other Comprehensive Income (Loss)                                                  (12,125)        (12,125)
                                                                                   --------
Comprehensive Income                                                               $14,985
                                                                                   --------
Cash Dividends                                                           (6,004)                                             (6,004)
Common Stock Purchased                                 (90)       (90)   (5,835)                                (241)        (6,166)
Issuance of 401(k) Company Match                       ---        ---     1,634                                   90          1,724
Three-for-Two Stock Split                              (27)       (27)      102                                  (75)           ---
Other                                                   37         37       616                                  ---            653
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2002                        45,186    $45,186   $62,838    $   ---        $(16,947)   $ (387)       $90,690
                                                   ---------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, (In thousands)                                                   2002         2001         2000
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net Income                                                                       $ 27,110     $ 16,942     $  9,550
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation and Amortization                                                  21,635       20,292       18,421
         Provision for Deferred Income Taxes                                             3,643        3,360        2,671
         Other, Net                                                                        955          250          (42)
     (Increase) Decrease in Assets:
         Trade Receivables                                                                 816        1,620       (1,266)
         Materials and Supplies                                                          1,244        1,085          614
         Other Current Assets                                                              945       (3,396)         607
         Other Non-Current Assets                                                          (44)      (2,476)       1,858
     Increase (Decrease) in Liabilities:
         Accounts Payable and Accrued Expenses                                          (7,576)       5,413       (8,271)
         Unearned Revenue                                                               15,579        1,088        6,690
         Accrued Insurance                                                                (663)      (6,322)      (6,270)
         Accrual for Termite Contracts                                                  (4,429)      (6,776)     (11,702)
         Long-Term Accrued Liabilities                                                  (5,521)      (1,522)      (1,413)
                                                                                  ---------------------------------------
     Net Cash Provided by Operating Activities                                          53,694       29,558       11,447
                                                                                  ---------------------------------------

INVESTING ACTIVITIES
     Purchases of Equipment and Property                                               (10,367)      (8,474)     (14,411)
     Net Cash Used for Acquisitions of Companies                                        (1,788)        (704)      (7,437)
     Marketable Securities, Net                                                            ---          ---       13,084
                                                                                  ---------------------------------------
     Net Cash Used in Investing Activities                                             (12,155)      (9,178)      (8,764)
                                                                                  ---------------------------------------

FINANCING ACTIVITIES
     Dividends Paid                                                                     (6,004)      (6,028)      (6,031)
     Common Stock Purchased                                                             (6,166)      (1,610)        (154)
     Payments on Capital Leases                                                           (256)      (1,829)      (3,397)
     (Payments)/Borrowings, under the Credit Facility                                      ---       (1,400)       1,400
     Other                                                                                 552       (1,262)         209
                                                                                  ---------------------------------------
     Net Cash Used in Financing Activities                                             (11,874)     (12,129)      (7,973)
                                                                                  ---------------------------------------

     Net Increase (Decrease) in Cash and Short-Term Investments                         29,665        8,251       (5,290)
     Cash and Short-Term Investments at Beginning of Year                                8,650          399        5,689
                                                                                  ---------------------------------------
     Cash and Short-Term Investments at End of Year                                   $ 38,315     $  8,650     $    399
                                                                                  ---------------------------------------

     Supplemental Disclosure of Cash Flow Information
              Cash Paid for Interest                                                  $    436     $    581     $    854
              Cash Paid for Income Taxes                                              $ 10,893     $  5,954     $ (2,754)

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000, Rollins, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Rollins, Inc. ("the Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

     Orkin Exterminating Company, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, discount and grocery retail stores, dairy farms and transportation companies. Orkin operates under the Orkin(R) and PCO Services, Inc.(R) trademarks and the AcuridSM service mark.

     The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Rollins, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates Used in the Preparation of Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the accompanying notes and financial statements. Such estimates include the amount of valuation reserves for bad debt, Accrued Insurance and Accrual for Termite Contracts balances. Actual results could differ from those estimates.

Revenues - The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized when the initial services are performed at the inception of a new contract, although a portion of every termite baiting sale is deferred. The amount deferred is an estimate of the value of monitoring services to be rendered after the initial service. The amount deferred is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewals are deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided. Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Franchise fee income is treated as unearned revenue in the Statement of Financial Position for the duration of the initial contract period. Royalty fees from Orkin franchises are accrued and recognized as revenues on a monthly basis.

Cash and Short-Term Investments - The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments are stated at cost, which approximates fair market value.

Materials and Supplies - Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market. The Company's centralized warehouse is located in Atlanta, Georgia.

Equipment and Property - Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $15.0 million in 2002, $13.6 million and $11.4 million for each of the years 2001 and 2000, respectively have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income.

Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events.

Advertising - Advertising expenses are charged to income during the year in which they are incurred. The total advertising costs were approximately $30.0 million, $30.2 million and $30.8 million in 2002, 2001 and 2000, respectively.

Income Taxes - The Company provides for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Earnings Per Share - In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS are the same for all years reported. Basic and diluted EPS have been restated for the three-for-two stock split. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

(In thousands except per share data and per share amounts)                     2002       2001       2000
------------------------------------------------------------------------------------------------------------
Basic and diluted earnings available to stockholders (numerator):            $27,110    $16,942    $ 9,550
Shares (denominator):
    Weighted-average shares outstanding                                       45,021     45,200     45,014
    Effect of Dilutive securities:                                         ---------------------------------
       Employee Stock Options                                                    388         198        56
                                                                           ---------------------------------
       Adjusted Weighted-Average Shares and Assumed
       Conversions                                                            45,409      45,398    45,070

Per share amounts:
    Basic earnings per common share                                            $0.60       $0.37     $0.21
    Diluted earnings per common share                                          $0.60       $0.37     $0.21
------------------------------------------------------------------------------------------------------------

Stock-Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Comprehensive Income -For the year ended December 31, 2000, comprehensive income was not materially different from net income and, as a result, the impact of SFAS No. 130, Reporting Comprehensive Income, was not reflected in those consolidated financial statements. For the years ended 2002 and 2001, the Company is reporting comprehensive income due to additional minimum liabilities recorded in association with the pension plan and foreign currency translations in the accompanying Consolidated Statements of Stockholders' Equity.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of Statement 143 will have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt the provisions of Statement 145 related to the rescission of Statement 4 on January 1, 2003. The Company adopted the provisions of this Statement related to Statement 13, as well as all other provisions of this Statement, which were effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. Management believes that the adoption of the provisions of Statement 145 related to the rescission of Statement 4 will not have a material effect on the Company's financial position, results of operations or liquidity.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt Statement 146 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies", or its equivalent, in the notes to the consolidated financial statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not expect to transition to the fair value based method of accounting for stock-based compensation. Management believes that the adoption of Statement 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which requires expanded disclosure for existing guarantees and product warranties for the year ended December 31, 2002 in addition to stipulating that at the inception of guarantees issued after December 31, 2002, a company needs to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. FIN 45 further states that the liability is typically reduced over the term of the guarantee. The Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN 45 will have no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.

     In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company is currently analyzing the impact of adopting this EITF.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash and short-term investments, trade receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Reclassifications - Certain amounts for previous years have been reclassified to conform with the 2002 consolidated financial statement presentation.

Three-for-Two Stock Split - The Board of Directors, at their quarterly meeting on January 28, 2003, authorized a three-for-two stock split by the issuance on March 10, 2003 of one additional common share for each two common shares held on record at February 10, 2003. Accordingly, the par value for additional shares issued was adjusted to common stock, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

2. TRADE RECEIVABLES
     Trade receivables, net, at December 31, 2002, totaling $47.7 million and at December 31, 2001, totaling $48.5 million are net of allowances for doubtful accounts of $5.4 million and $7.0 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $6.4 million and $7.4 million at the end of 2002 and 2001, respectively. The carrying amount of installment receivables approximates fair value as the interest rates approximate market rates. The Allowance For Doubtful Accounts is calculated and recorded on a monthly basis, and is based on the application of percentages to delinquency aging totals for the various categories of receivables, specific consideration and current economic conditions. Bad debt write-offs occur at certain aging dates. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. Receivables due from related parties were $64,000 as of December 31, 2002, as compared to $53,000 as of December 31, 2001.

3. EQUIPMENT AND PROPERTY
     Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

(In thousands)                                               2002         2001
--------------------------------------------------------------------------------
Buildings                                                  $13,118      $10,408
Operating Equipment                                         34,522       35,072
Furniture and Fixtures                                       6,601        7,703
Computer Equipment and Systems                              32,544       30,723
Computer Equipment Under Capital Leases                        ---        2,721
                                                       -------------------------
                                                            86,785       86,627
Less - Accumulated Depreciation                             52,381       46,229
                                                       -------------------------
                                                            34,404       40,398
Land                                                         4,476        3,875
                                                       -------------------------
                                                           $38,880      $44,273
--------------------------------------------------------------------------------

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangibles consist primarily of goodwill and customer contracts and also includes trademarks and non-compete agreements, all related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $72.4 million as of December 31, 2002 and 2001. Goodwill arising from acquisitions prior to November 1970 has never been amortized for financial statement purposes, since, in the opinion of Management, there has been no decrease in the value of the acquired businesses. During the years ended December 31, 2000 and 2001, the values assigned to all intangible assets, including goodwill for acquisitions completed subsequent to November 1970 and prior to June 30, 2001, were amortized on a straight-line basis over the estimated useful lives of the assets, not exceeding 40 years.

     On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed an initial impairment analysis upon adoption of Statement 142 and a subsequent analysis as of September 30, 2002. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

     Customer contracts and non-compete agreements are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with Statement 142, the expected lives of customer contracts and non-compete agreements were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 12 1/2 years dependent upon customer type. The impact of this review in 2002 was an increase in amortization expense on customer contracts of $2.0 million. The carrying amount and accumulated amortization for customer contracts are as follows:

                                                              December 31,

(In thousands)                                             2002          2001
--------------------------------------------------------------------------------
Customer contracts                                        $44,963       $43,177
Less: accumulated amortization                            (13,036)       (8,008)
                                                      --------------------------
                                                          $31,927       $35,169
--------------------------------------------------------------------------------

     Had the Company adopted the provisions of Statement 142 as of January 1, 2000, the effects on net income would have been as follows:

                                                                      Year ended December 31,
(In thousands)                                                 2002           2001              2000
------------------------------------------------------------------------------------------------------
Net income (as reported)                                     $27,110        $16,942           $ 9,550
Effect of ceasing goodwill amortization                          ---          2,219             2,094
Effect of change in customer contract lives                      ---         (2,005)           (2,126)
                                                     -------------------------------------------------
Pro forma net income                                         $27,110        $17,156           $ 9,518
Pro forma basic net income per share                           $0.60          $0.38             $0.21
Pro forma diluted net income per share                         $0.60          $0.38             $0.21
------------------------------------------------------------------------------------------------------

     Total intangible amortization expense was approximately $6.7 million in 2002, $6.6 million in 2001 and $6.8 million in 2000. Amortization of customer contracts and non-competes was approximately $6.7 million in 2002, $4.4 million in 2001 and $4.7 million in 2000 and goodwill amortization was $2.2 million in 2001 and $2.1 million in 2000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

            December 31,
            -------------------------------------------------
            2003                                      $5,045
            2004                                       4,917
            2005                                       4,826
            2006                                       4,634
            2007                                       4,071
            -------------------------------------------------

5. INCOME TAXES
     The primary factors causing income tax expense to be different than the federal statutory rate for 2002 and 2001 are as follows:

(In thousands)                                               2002          2001        2000
---------------------------------------------------------------------------------------------
Income taxes at statutory rate                             $15,304       $ 9,564     $ 5,391
State income tax expense (net of Federal benefit)            1,719           712         885
Foreign tax expense                                          1,064           360         ---
Other                                                       (1,471)         (252)       (423)
                                                         ------------------------------------
                                                           $16,616       $10,384     $ 5,853
---------------------------------------------------------------------------------------------

     The Provision for Income Taxes was based on a 38.0% estimated effective income tax rate on Income Before Income Taxes for the years ended December 31, 2002, 2001 and 2000. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. For the year ended December 31, 2002, the Company paid income taxes of $10.9 million, net of refunds received. During 2001, the Company paid income taxes of $5.9 million, net of refunds. For 2000, the Company received a refund of income taxes paid of $2.8 million, net of current payments.

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

 (In thousands)                                           2002          2001
------------------------------------------------------------------------------
Deferred tax assets:
         Termite Accrual                                $17,649       $19,333
         Insurance Reserves                              15,945        16,198
         Accrued Expenses                                12,562        13,310
         Compensation and Benefits                        9,587         4,457
         Depreciation and Amortization                    4,067         5,180
         Other                                            8,806        11,509
                                                     -------------------------
                                                         68,616        69,987

Deferred tax liabilities:
         Safe Harbor Lease                                 (707)       (2,946)
         Other                                           (3,468)       (6,688)
                                                     -------------------------
                                                         (4,175)       (9,634)
                                                     -------------------------
Net deferred tax asset                                  $64,441       $60,353
------------------------------------------------------------------------------

6. ACCRUAL FOR TERMITE CONTRACTS
     The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration in determining the accrual balance along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends. The reserve is established based on all these factors. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation.

         A reconciliation of the beginning and ending balances is as follows:

(In thousands)                                  2002         2001        2000
-------------------------------------------------------------------------------
Beginning Balance                             $50,875      $57,651     $69,352
Current Year Provision                         21,050       17,800      13,800
Settlements, Claims and Expenditures
Made During the Year                          (25,479)     (24,576)    (25,501)
                                          -------------------------------------
Ending Balance                                $46,446      $50,875     $57,651
-------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES
     The Company has several operating leases expiring at various dates through 2017. The Company also had a capital lease for certain computer equipment that expired in February 2001. The minimum lease payments under non-cancelable operating leases with terms in excess of one year, in effect at December 31, 2002, are summarized as follows:

(In thousands)
----------------------------------------------------------
2003                                              $22,047
2004                                               15,556
2005                                               11,416
2006                                                7,027
2007                                                5,148
Thereafter                                         19,340
                                                 ---------
                                                  $80,534
----------------------------------------------------------

     Total rental expense under operating leases charged to operations was $27.4 million, $28.7 million and $29.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company maintains a credit facility with a bank that allows it to borrow up to $40.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR). No amount was outstanding under this credit facility as of December 31, 2002 or December 31, 2001.

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

     The Company is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

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

8. EMPLOYEE BENEFIT PLANS
     The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the "Plan") covering all employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $20.0 million to the Plan in 2002. Effective January 1, 2002 the Company adopted amendments to the Plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected below in the projected benefit obligation.

     The funded status of the Plan and the resulting accrued pension expense are summarized as follows as of December 31:

(In thousands)                                             2002         2001
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year                  $94,006      $85,646
         Service Cost                                      3,825        4,794
         Interest Cost                                     7,246        7,207
         Amendments                                          ---       (8,419)
         Actuarial Loss                                    8,081        8,414
         Benefits Paid                                    (3,864)      (3,636)
                                                       ------------------------
Benefit Obligation at End of Year                        109,294       94,006

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year            76,942       74,066
         Actual Return on Plan Assets                     (4,365)        (638)
         Employer Contribution                            20,000        7,150
         Benefits Paid                                    (3,864)      (3,636)
                                                       ------------------------
Fair Value of Plan Assets at End of Year                  88,713       76,942
                                                       ------------------------
Funded Status                                            (20,581)     (17,064)
Unrecognized Net Actuarial Loss                           42,236       23,076
Unrecognized Prior Service Benefit                        (6,346)      (7,214)
                                                       ------------------------
Net Prepaid / (Accrued) Pension Expense                  $15,309     $ (1,202)
-------------------------------------------------------------------------------

     In accordance with pension accounting requirements, the Company recorded a minimum liability totaling $10.8 million and $7.4 million as of December 31, 2002 and 2001, respectively. These amounts represent the differences between the actuarially calculated accumulated benefit obligation and the fair value of the plan assets.

     The weighted-average assumptions as of December 31 were as follows:

                                                            2002        2001
-------------------------------------------------------------------------------
Discount Rate                                              6.875%      7.375%
Expected Return on Plan Assets                             8.000%      8.500%
Rate of Compensation Increase                              3.875%      4.375%
-------------------------------------------------------------------------------

     The components of net periodic benefit cost for the past three years are summarized as follows:

(In thousands)                                    2002        2001        2000
-------------------------------------------------------------------------------
Service Cost                                     $3,825      $4,794      $4,097
Interest Cost                                     7,246       7,207       6,307
Expected Return on Plan Assets                   (7,553)     (7,458)     (6,494)
Net Amortizations:
   Amortization of Net Loss                         838          62         ---
   Amortization of Net Prior Service Benefit       (868)        (75)        (82)
                                               --------------------------------
Net Periodic Benefit Cost                        $3,488      $4,530      $3,828
-------------------------------------------------------------------------------

     At December 31, 2002 and 2001, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $7.7 million and $6.1 million at December 31, 2002 and 2001, respectively.

     The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The plan provides for a matching contribution (made in the form of Common Stock of the Company) of thirty cents ($.30) for each one dollar ($1.00) of a participant's contributions to the plan that do not exceed 6 percent of his or her annual compensation (which includes commissions, overtime and bonuses). The Company match percentage increased by 20% in 2002. The charges to expense for the Company match were approximately $2.3 million in 2002, $2.0 million in 2001 and $2.1 million in 2000. At December 31, 2002 and 2001 approximately 22.9% and 17%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the plan were approximately $278,500 in 2002, $308,000 in 2001 and $228,000 in 2000.

     The Company has two Employee Incentive Stock Option Plans, the first adopted in January 1994 (the "1994 Plan") and the second adopted in April 1998 (the "1998 Plan") as a supplement to the 1994 Plan. An aggregate of 4.5 million shares of Common Stock may be granted under various stock incentive programs sponsored by these plans, at a price not less than the market value of the underlying stock on the date of grant. Options may be issued under the 1994 Plan and the 1998 Plan through January 2004 and April 2008, respectively. The majority of options expire ten years from the date of grant, if not exercised, and vest 20% each year over 5 years.

     Options are also outstanding under a prior Employee Incentive Stock Option Plan (the "1984 Plan"). Under this plan, 1.8 million shares of Common Stock were subject to options granted during the ten-year period ended October 1994. The options were granted at the fair market value of the shares on the date of grant and expire ten years from the date of grant, if not exercised. No additional options will be granted under the 1984 Plan.

     Option transactions during the last three years for the 1984, 1994 and 1998 plans are summarized as follows:

                                            2002          2001           2000
--------------------------------------------------------------------------------
Number of Shares Under Stock Options:
Outstanding at Beginning of Year         2,465,250     2,753,160      2,649,261
         Granted                         1,168,500       258,750        296,250
         Exercised                         (67,666)       (6,075)        (2,676)
         Cancelled                        (245,700)     (540,585)      (189,675)
                                         ---------------------------------------
Outstanding at End of Year               3,320,384     2,465,250      2,753,160
Exercisable at End of Year               1,478,252     1,082,070        821,220
Weighted-Average Exercise Price:
Granted                                 $    12.85    $    12.17     $     9.83
Exercised                                    10.45          8.83           8.83
Cancelled                                    12.15         13.05          11.22
Outstanding at End of Year                   12.43         12.16          12.05
Exercisable at End of Year                   12.47         12.60          12.73
--------------------------------------------------------------------------------

     Information with respect to options outstanding and options exercisable at December 31, 2002 is as follows:

                                                      Average Remaining
                                                       Contractual Life
          Exercise Price        Number Outstanding         (In Years)       Number Exercisable
------------------------------------------------------------------------------------------------
              $17.00                     2,100                0.08                2,100
               18.92                    83,100                1.08               61,650
               16.17                     6,000                2.08                3,600
               13.92                    25,500                3.08               15,300
               12.83                   129,600                4.08              104,100
               13.13                   798,750                5.33              627,000
               10.88                   775,094                6.08              465,056
                9.83                   166,740                7.08               66,696
               12.17                   213,750                8.08               42,750
               12.77                   669,750                9.08                  ---
               12.77                   372,000                4.08               74,400
               14.04                    78,000                4.08               15,600
------------------------------------------------------------------------------------------------
                                     3,320,384                                1,478,252
------------------------------------------------------------------------------------------------

     The Company accounts for its 1984, 1994 and 1998 plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      Year Ended December 31,
                                                           -------------------------------------------
(In thousands, except per share data)                            2002           2001          2000
------------------------------------------------------------------------------------------------------
Net income, as reported                                        $27,110        $16,942        $9,550
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   (1,853)        (1,508)       (1,392)
                                                            ------------------------------------------
Pro forma net income                                           $25,257        $15,434        $8,158
                                                            ------------------------------------------
Earnings per share:
    Basic-as reported                                            $0.60          $0.37         $0.21
    Basic-pro forma                                              $0.56          $0.34         $0.18

    Diluted-as reported                                          $0.60          $0.37         $0.21
    Diluted-pro forma                                            $0.56          $0.34         $0.18
------------------------------------------------------------------------------------------------------

     The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 was $2.53, $3.57, and $3.67, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                2002        2001         2000
-------------------------------------------------------------------------------
Risk-Free Interest Rate                         3.98%       5.10%       6.90%
Expected Life, in Years            Range from 4 to 8           8           8
Expected Volatility                            12.50%      15.76%      20.66%
Expected Dividend Yield                         1.04%       1.10%       1.25%
-------------------------------------------------------------------------------

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
     Accumulated other comprehensive income/(loss) consists of the following (in thousands):

                                            Minimum               Foreign
                                            Pension             Translation
                                           Liability              Currency             Total
-----------------------------------------------------------------------------------------------
Balance at December 31, 2000              $    ---             $    ---             $    ---
Change during 2001:
    Before-tax amount                       (6,212)              (1,192)              (7,404)
    Tax benefit                              2,165                  417                2,582
                                       --------------------------------------------------------
                                            (4,047)            $   (775)              (4,822)
                                       --------------------------------------------------------
Balance at December 31, 2001              $ (4,047)            $   (775)            $ (4,822)

Change during 2002:
    Before-tax amount                      (19,867)                  14              (19,881)
    Tax benefit (expense)                    7,732                   (4)               7,736
                                       --------------------------------------------------------
                                           (12,135)                  10              (12,125)
                                       --------------------------------------------------------
Balance at December 31, 2002              $(16,182)            $   (765)            $(16,947)
-----------------------------------------------------------------------------------------------

     10. RELATED PARTY TRANSACTIONS At the Company's October 22, 2002 Board of Directors' meeting, the independent directors of the Board of Directors' and the Audit Committee approved three related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company. The first approval was the purchase of the Rollins Training Center on October 31, 2002 for $3.1 million from RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. The second approval was the purchase of hand-held computer software development known as PowerTrak Version 1.0 from RRR Associates, a company controlled by R. Randall Rollins. The purchase was made during the fourth quarter at an approved purchase price of $250,000. The third approval was a lease agreement effective July 1, 2002 that expires June 30, 2007 for company real estate in Okeechobee County, Florida to be leased to Rollins Ranch, a division of LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. The annual lease rate on this real estate is $131,939. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the  Company's  January  28,  2003  Board  of  Directors'  meeting,  the independent directors of the Board of Directors' and the Audit Committee approved four related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins and Gary
W. Rollins, related to sharing the aviation hangar located at the Dekalb-Peachtree Airport as well the usage of the Jetstar II, owned by Rollins, Inc., and Gulfstream III, owned by LOR, Inc. LOR, Inc. leases half of the hangar from Rollins, Inc. for a total annual lease amount of $13,655. This lease expires on January 24, 2008. The hangar currently houses three airplanes, two of which are not owned by Rollins, Inc. and reside on the portion of the hangar leased by LOR, Inc. All other expenses related to the hangar are also shared equally by Rollins, Inc. and LOR, Inc. Total expenses for 2002 were approximately $114,000, which includes rental, utilities, maintenance and repairs, depreciation, property tax and miscellaneous expense. The Jetstar II and Gulfstream III are used by both Rollins, Inc. and LOR, Inc. and are billed on a monthly basis. The Gulfstream III is charged at a rate of $12,750 per month while the Jetstar II is charged at a rate of $5,250 per month. All expenses related to each respective aircraft are paid for by the owner of each aircraft, except for fuel. Fuel is paid for by Rollins, Inc. and billed monthly to the company using the aircraft. Additionally, Mr. R. Randall Rollins and Mr. Gary W. Rollins use the Jetstar II for personal use and are billed for its use at the rate of $1,000 per hour, which approximates the fuel cost. The total hourly usage for 2002 was approximately 6 hours or $6,000. The Company on occasion uses the Gulfstream III and is also billed for its use at a rate of $1,000 per hour, which approximates the fuel cost. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The property located at 2170 Piedmont Road is owned by Rollins Continental, Inc. a wholly owned subsidiary of Rollins, Inc. Currently LOR, Inc. occupies approximately 3,580 square feet of office space in the building located at 2170 Piedmont Road. The annual rental rate is $39,029. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The property located at 710 Lakeshore Circle is also owned by Rollins Continental, Inc. Currently LOR, Inc. occupies approximately 3,344 square feet of office space in the building located at 710 Lakeshore Circle. The annual rental rate is $40,800. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. The programmer/analyst is being used to further develop the PowerTrak Version 1.0 hand-held computer software purchased in the fourth quarter of 2002 (as discussed in the above paragraph). The hourly wage paid to LOR, Inc. was $32 per hour, which equated to $66,560 per year, including overhead. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     Employees of Rollins, Inc. confer with employees of LOR, Inc. and RRR Associates and vice versa. No fees are charged for these services because in the opinion of management the activity is mutually beneficial and offsetting.

11. UNAUDITED QUARTERLY DATA
     All earnings per share data have been restated for the three-for-two stock split.

PROFIT AND LOSS INFORMATION

(In thousands except per share data)                        First            Second             Third         Fourth
----------------------------------------------------------------------------------------------------------------------
2002
Revenues                                                  $153,302          $184,189          $174,063       $153,871
Net Income                                                   4,940            11,691             6,754          3,725
Earnings per Share - Basic and Diluted                        0.11              0.26              0.15           0.08
----------------------------------------------------------------------------------------------------------------------
2001
Revenues                                                  $150,280          $180,731          $169,223       $149,691
Net Income                                                   2,021             9,038             4,268          1,615
Earnings per Share - Basic and Diluted                        0.04              0.20              0.09           0.04
----------------------------------------------------------------------------------------------------------------------
2000
Revenues                                                  $148,926          $179,736          $171,690       $146,526
Net Income (Loss)                                              794             8,102             2,363        (1,709)
Earnings (Loss) per Share - Basic and Diluted                 0.02              0.18              0.05         (0.04)
----------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On July 23, 2002 Rollins, Inc. ("Rollins") voted to dismiss its independent accountants, Arthur Andersen LLP ("Andersen"), and to engage the services of Ernst & Young LLP ("Ernst & Young") to serve as its new independent accountants, effective immediately. This determination followed Rollins' decision to seek proposals from independent accountants to audit Rollins' financial statements for the fiscal year ending December 31, 2002. The decision to dismiss Andersen and to engage the services of Ernst & Young was approved by Rollins' Board of Directors upon the recommendation of its Audit Committee.

     During Rollins' two most recent fiscal years ended December 31, 2001 and 2000, and through the date of the Form 8-K filed on July 23, 2002, there were no disagreements between Rollins and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Rollins' two most recent fiscal years ended December 31, 2001 and 2000, or through the date of the Form 8-K filed on July 23, 2002.

     The audit reports of Andersen on the consolidated financial statements of Rollins and subsidiaries as of and for the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     As required under Securities and Exchange Commission regulations, Rollins provided Andersen with a copy of the foregoing disclosures and requested that Andersen furnish Rollins with a letter addressed to the Commission stating whether it agrees with the statements by Rollins in this disclosure and, if not, stating the respects in which it does not agree. Although reasonable efforts have been made by Rollins, it has been unable to obtain such a letter from Andersen. Rollins therefore relied on temporary Item 304T(2) of Regulation S-K in filing its report on Form 8-K.

     During Rollins' two most recent fiscal years ended December 31, 2001 and 2000, and through the date of the Form 8-K filed on July 23, 2002, Rollins did not consult with Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Rollins' consolidated financial statements, or regarding any other matters or reportable events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information under the captions "Election of Directors" in "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003 is incorporated herein by reference. Additional information concerning executive officers is included in Part I, Item 4.A. of this Form 10-K.

Item 11. Executive Compensation.

     The information under the caption "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the captions "Capital Stock", "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information under the caption "Compensation Committee Interlocks and Insider Participation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures.

     Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-14(c) and 15d -14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                    (10) (d) Lease Agreement dated July 1, 2002 between Rollins Continental, Inc. and Rollins Ranch, a division of LOR, Inc. incorporated herein by reference as filed with its Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

                    (10) (e) Stock Option Agreement dated January 22, 2002 for Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer.

                    (10) (f) Closing Statement dated October 31, 2002 between Rollins Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc.

         (b) Reports on Form 8-K.

               1. No reports on Form 8-K were required to be filed during the fourth quarter of calendar year 2002.

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

                    (iv) Amendment to the By-laws of Rollins, Inc.

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

                    (10) (d) Lease Agreement dated July 1, 2002 between Rollins Continental, Inc. and Rollins Ranch, a division of LOR, Inc. incorporated herein by reference as filed with its Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

                    (10) (e) Stock Option Agreement dated January 22, 2002 for Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer.

                    (10) (f) Closing Statement dated October 31, 2002 between Rollins Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc.

                    (13) Portions of the Annual Report to  Stockholders  for the
                    year  ended  December  31,  2002,   which  are  specifically
                    incorporated herein by reference.

                    (21) Subsidiaries of Registrant.

                    (23) Consent of Ernst & Young LLP, Independent Auditors.

                    (24) Powers of Attorney for Directors.

                    (99.1) Certification of Periodic Financial Reports.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROLLINS, INC.

                             By: /s/ GARY W. ROLLINS
                                 -------------------------
                                 Gary W. Rollins
                                 Chief Executive Officer, President and
                                 Chief Operating Officer
                                 (Principal Executive Officer)
                                 Date:  March 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ GARY W. ROLLINS                    By:    /s/  HARRY  J. CYNKUS
        ---------------------                          ----------------------
        Gary W. Rollins                                Harry J. Cynkus
        Chief Executive Officer, President             Chief Financial Officer
        and Chief Operating Officer                    and Treasurer
        (Principal Executive Officer)                  (Principal Financial and
                                                       Accounting Officer)
Date:   March 17, 2003                          Date:  March 17, 2003

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

                  R. Randall Rollins, Director
                  Wilton Looney, Director
                  Henry B. Tippie, Director
                  James B. Williams, Director
                  Bill J. Dismuke, Director

-------------------------------------------------------------------------------

/s/ GARY W. ROLLINS
--------------------
Gary W. Rollins
As Attorney-in-Fact & Director
March 17, 2003

                                 Certifications

I, Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Rollins, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003                           By:   /s/ GARY W. ROLLINS
                                                      --------------------
                                                      Gary W. Rollins
                                                      Chief Executive Officer,
                                                      President and Chief
                                                      Operating Officer
                                                      (Member of the Board of
                                                      Directors)

I, Harry J. Cynkus, Chief Financial Officer and Treasurer of Rollins, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Rollins, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003                           By:   /s/ HARRY J. CYNKUS
                                                      --------------------
                                                      Harry J. Cynkus
                                                      Chief Financial Officer
                                                      and Treasurer
                                                      (Principal Financial and
                                                      Accounting Officer)

                         ROLLINS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                    (Item 15)

                                                              Page Number From
                                                               This Form 10-K
                                                              ----------------
(1) Consolidated Financial Statements

     Consolidated Statements of Financial Position
       as of December 31, 2002 and 2001                             17

     Consolidated Statements of Income for each of
       the three years in the period ended December 31, 2002        18

     Consolidated Statements of Stockholders' Equity
       for each of the three years in the period
       ended December 31, 2002                                      19

     Consolidated Statements of Cash Flows for each
       of the three years in the period ended
       December 31, 2002                                            20

     Notes to Consolidated Financial Statements                   21-32

     Report of Ernst & Young LLP, Independent Auditors              44

     Report of Arthur Andersen LLP, Independent Public
       Auditors                                                     46

(2) Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts                40

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

                         ROLLINS, INC. AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (In thousands of dollars)

                                                                   Additions
                                                       ----------------------------------
                                         Balance at        Charged to       Charged to                            Balance at
                                         Beginning          Costs and          Other                                End of
Description                              of Period          Expenses        Accounts(1)      Deductions (2)         Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
Allowance for doubtful accounts            $ 6,973          $ 5,705          $   ---            $ 7,237            $ 5,441
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
Allowance for doubtful accounts            $ 8,729          $ 5,950          $   ---            $ 7,706            $ 6,973
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
Allowance for doubtful accounts            $ 4,929          $ 8,056          $ 1,850            $ 6,106            $ 8,729
-------------------------------------------------------------------------------------------------------------------------------


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

                    (f) Lease Agreement dated July 1,2002 between Rollins Continental, Inc. and Rollins Ranch, a division of LOR, Inc. is incorporated herein by reference to Exhibit (2)(f) as filed with its Form 10-Q filed on November 14, 2002.

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

                    (iv) Amendment to the By-laws of Rollins, Inc.

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

                    (10) (d) Lease Agreement dated July 1, 2002 between Rollins Continental, Inc. and Rollins Ranch, a division of LOR, Inc. incorporated herein by reference as filed with its Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

                    (10) (e) Stock Option Agreement dated January 22, 2002 for Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer.

                    (10) (f) Closing Statement dated October 31, 2002 between Rollins Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc.

                    (13) Portions of the Annual Report to  Stockholders  for the
                    year  ended  December  31,  2002,   which  are  specifically
                    incorporated herein by reference.

                    (21) Subsidiaries of Registrant.

                    (23) Consent of Ernst & Young LLP, Independent Auditors.

                    (24) Powers of Attorney for Directors.

                    (99.1) Certification of Periodic Financial Reports.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Rollins, Inc.:

     The management of Rollins, Inc. is responsible for the integrity and objectivity of the consolidated financial statements and other financial information presented in this report. These statements have been prepared in conformity with accounting principles generally accepted in the United States consistently applied and include amounts based on the best estimates and judgments of management.

     Rollins maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

     The consolidated financial statements for the year ended December 31, 2002, have been audited by Ernst & Young LLP, independent auditors, and the financial statements for the years ended December 31, 2001 and 2000 have been audited by other auditors. In connection with its audit, Ernst & Young develops and maintains an understanding of Rollins' accounting and financial controls and conducts tests of Rollin's accounting systems and other related procedures as it considers necessary to render an opinion on the financial statements.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with Rollins' management, internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting controls, and the independent nature, extent and results of the audit effort. The Committee recommends to the Board appointment of the independent auditors. Both the internal auditors and the independent auditors have access to the Audit Committee, with or without the presence of management.


/s/ GARY W. ROLLINS                                  /s/ HARRY J. CYNKUS
-------------------                                  -------------------
Gary W. Rollins                                      Harry J. Cynkus
Chief Executive Officer, President and               Chief Financial Officer
Chief Operating Officer                              and Treasurer

Atlanta, Georgia
February 15, 2003

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rollins, Inc.

     We have audited the accompanying consolidated statement of financial position of Rollins, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Rollins, Inc. and Subsidiaries as of December 31, 2001, and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated February 15, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments described in Notes 1, 4, 5 and 6.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed above, the consolidated financial statements and schedule of Rollins, Inc. and Subsidiaries as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 1, on January 28, 2003 the Company's board of directors approved a 3-for-2 stock split, and all references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 and 2000 consolidated financial statements. Our procedures included
(a) agreeing the authorization for the 3-for-2 stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, earnings per share, common stock stated at par value and other applicable disclosures such as stock options. Also as discussed in Note 4, the consolidated financial statements of Rollins, Inc. and Subsidiaries as of December 31, 2001 and for the two years then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, (c) agreeing all 2001 separate asset and accumulated amortization balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, (d) agreeing all 2001 and 2000 amortization expense disclosures to the Company's underlying accounting records obtained from management and (e) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income. Also as discussed in Note 6, the consolidated financial statements of Rollins, Inc. and Subsidiaries as of December 31, 2001 and for the two years then ended have been revised to include the transitional disclosures  required by FASB Interpretation No. 45, Guarantor's  Accounting and
Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which were adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 and 2000 included (a) agreeing the previously reported beginning and ending balances of the accrual for termite contracts to the previously issued financial statements and (b) agreeing the provisions and settlements, claims and expenditures made during the year to the Company's underlying records obtained from management. The disclosures in Note 5 of the consolidated financial statements of Rollins, Inc. and Subsidiaries as of December 31, 2001 and for the two years then ended have been revised to disclose additional detail with respect to certain components of deferred income tax amounts. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included agreeing the components of deferred tax amounts to the Company's underlying records obtained from management. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
----------------------
Ernst & Young LLP

Atlanta, Georgia
February 24, 2003

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

Arthur Andersen LLP

Atlanta, Georgia
February 15, 2002

NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THE FORM 10-K.