Form 10-K/A
period 2002-12-31
ROLLINS INC
filed 2003-05-02
CIK 84839

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                AMENDEMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each
         Title of each class                 Exchange on which registered
----------------------------------          ------------------------------
     Common Stock, $1 Par Value               The New York Stock Exchange
                                              The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on February 24, 2003, was $392,315,753 based on the closing price on the New York Stock Exchange on such date of $20.67 per share.

Rollins, Inc. had 44,859,646 shares of Common Stock outstanding as of February 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
-------------------------------------------------------------------------------

Explanatory Note: The purpose of this amendment is to amend Item 15 of the registrant's Form 10-K for the year ended December 31, 2002, in order to add
Exhibit 13.

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

                    (10) (e)* Stock Option Agreement dated January 22, 2002 for Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer.

                    (10) (f)* Closing Statement dated October 31, 2002 between Rollins Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc.

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

                    (iv)*   Amendment  to  the  By-laws  of  Rollins,   Inc.  is
                    incorporated herein by reference to Exhibit (3)(iv) as filed with its Form 10-K for the year ended December 31, 2002.

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

                    (10) (e)* Stock Option Agreement dated January 22, 2002 for Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer.

                    (10) (f)* Closing Statement dated October 31, 2002 between Rollins Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc.

                    (13)** Portions of the Annual Report to Stockholders for the year ended December 31, 2002.

                    (21)* Subsidiaries of Registrant.

                    (23)* Consent of Ernst & Young LLP, Independent Auditors.

                    (24)* Powers of Attorney for Directors.

                    (99.1)** Certification of Periodic Financial Reports.
-------------------

*        Previously filed.
**       Filed herewith.

                                   SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROLLINS, INC.


By:     /s/ GARY W. ROLLINS                     By:    /s/  HARRY  J. CYNKUS
        ---------------------                          -----------------------
        Gary W. Rollins                                Harry J. Cynkus
        Chief Executive Officer,                       Chief Financial Officer
         President and Chief Operating                  and Treasurer
         Officer                                       (Principal Financial and
        (Principal Executive Officer)                   Accounting Officer)
Date:   May 2, 2003                             Date:  May 2, 2003

                                 Certifications

I, Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Rollins, Inc.;

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


Date:  May 2, 2003                      By:   /s/ GARY W. ROLLINS
                                              ----------------------
                                              Gary W. Rollins
                                              Chief Executive Officer, President
                                               and Chief Operating Officer
                                              (Member of the Board of Directors)

I, Harry J. Cynkus, Chief Financial Officer and Treasurer of Rollins, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Rollins, Inc.;

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


Date:  May 2, 2003                  By:   /s/ HARRY J. CYNKUS
                                          ----------------------
                                          Harry J. Cynkus
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)