Form 10-Q
period 2003-03-31
ROLLINS INC
filed 2003-05-02
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

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

Yes  [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  [X] No [ ]

Rollins, Inc. had 45,080,317 shares of its $1 Par Value Common Stock outstanding as of April 30, 2003.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                                  Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Consolidated Statements of Financial Position as of March 31, 2003
                         and December 31, 2002                                                             2

                         Consolidated Statements of Income for the Three Months Ended March
                         31, 2003 and 2002                                                                 3

                         Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 2003 and 2002                                                           4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            8

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      12

               Item 4.   Controls and Procedures.                                                         12

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               13

               Item 6.   Exhibits and Reports on Form 8-K.                                                13

SIGNATURES                                                                                                14

CERTIFICATIONS                                                                                       15 - 16

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (In thousands except share and per share data)

                                                                            (Unaudited)
                                                                             March 31,            December 31,
                                                                                2003                  2002
                                                                       --------------------   ------------------

       ASSETS
                   Cash and Short-Term Investments                     $            54,351    $          38,315
                   Trade Receivables, Net of Allowance for
                     Doubtful Accounts of $4,645 and $6,040,
                     respectively                                                   48,204               47,740
                   Materials and Supplies                                           11,188               10,662
                   Deferred Income Taxes                                            20,088               20,035
                   Other Current Assets                                             11,533                9,470
                                                                       --------------------   ------------------
                       Current Assets                                              145,364              126,222

                   Equipment and Property, Net                                      36,338               38,880
                   Goodwill                                                         72,392               72,392
                   Customer Contracts and Other Intangible Assets                   34,289               35,507
                   Deferred Income Taxes                                            43,345               44,406
                                                                       --------------------   ------------------
                       Total Assets                                    $           331,728    $         317,407
                                                                       ====================   ==================


       LIABILITIES
                   Accounts Payable                                    $            13,960    $          12,138
                   Accrued Insurance                                                11,075               11,740
                   Accrued Payroll                                                  23,956               28,623
                   Unearned Revenue                                                 46,038               43,049
                   Accrual for Termite Contracts                                    19,000               19,000
                   Other Current Liabilities                                        19,858               15,312
                                                                       --------------------   ------------------
                       Current Liabilities                                         133,887              129,862

                   Accrued Insurance, Less Current Portion                          30,896               30,222
                   Accrual for Termite Contracts, Less Current Portion              28,443               27,446
                   Accrued Pension                                                  10,769               10,769
                   Long-Term Accrued Liabilities                                    28,366               28,418
                                                                       --------------------   ------------------
                       Total Liabilities                                           232,361              226,717
                                                                       --------------------   ------------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                     shares authorized; 45,133,845 and 44,799,368
                     shares issued and outstanding, respectively                    45,134               44,799
                   Accumulated Other Comprehensive Income (Loss)                   (17,003)             (16,947)
                   Retained Earnings                                                71,236               62,838
                                                                       --------------------   ------------------
                       Total Stockholders' Equity                                   99,367               90,690
                                                                       --------------------   ------------------
                       Total Liabilities and Stockholders' Equity      $           331,728    $         317,407
                                                                       ====================   ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                                 2003              2002
                                                          ----------------  ----------------
REVENUES
           Customer Services                              $       155,122   $       153,302
                                                          ----------------  ----------------

COSTS AND EXPENSES
           Cost of Services Provided                               84,078            84,022
           Depreciation and Amortization                            5,156             5,427
           Sales, General & Administrative                         54,222            55,837
           Interest (Income) Expense                                  (66)               49
                                                          ----------------  ----------------
                                                                  143,390           145,335
                                                          ----------------  ----------------
INCOME BEFORE INCOME TAXES                                         11,732             7,967
                                                          ----------------  ----------------

PROVISION  FOR INCOME TAXES
           Current                                                  3,463             1,804
           Deferred                                                   995             1,223
                                                          ----------------  ----------------
                                                                    4,458             3,027
                                                          ----------------  ----------------
NET INCOME                                                $         7,274   $         4,940
                                                          ================  ================

EARNINGS PER SHARE - BASIC AND DILUTED
           Net Income                                     $          0.16   $          0.11
                                                          ================  ================

           Average Shares Outstanding---Basic                  44,912,015        45,195,273

           Average Shares Outstanding---Diluted                46,110,466        45,488,982

DIVIDENDS PAID PER SHARE                                  $        0.0500   $        0.0333

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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                      -------------------------------------
                                                                                           2003                  2002
                                                                                      ---------------        --------------
OPERATING ACTIVITIES
               Net Income                                                             $        7,274         $       4,940
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Depreciation and Amortization                                             5,156                 5,427
                     Provision for Deferred Income Taxes                                       1,009                 1,256
                     Other, Net                                                                   35                   167
               (Increase) Decrease in Assets:
                     Trade Receivables                                                          (436)                  693
                     Materials and Supplies                                                     (526)                  284
                     Other Current Assets                                                     (2,063)                  127
                     Other Non-Current Assets                                                     44                    83
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                     3,718                   210
                     Unearned Revenue                                                          2,989                 2,386
                     Accrued Insurance                                                             9                   191
                     Accrual for Termite Contracts                                               997                   537
                     Long-Term Accrued Liabilities                                               (52)                1,978
                                                                                   ------------------     -----------------
               Net Cash Provided by Operating Activities                                      18,154                18,279
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
               Purchases of Equipment and Property                                              (961)               (2,725)
               Net Cash Used for Acquisition of Companies                                       (385)                 (545)
                                                                                   ------------------     -----------------
               Net Cash Used in Investing Activities                                          (1,346)               (3,270)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                 (2,247)               (1,507)
               Payments on Capital Leases                                                        ---                  (256)
               Other                                                                           1,475                     4
                                                                                   ------------------     -----------------

               Net Cash Used in Financing Activities                                            (772)               (1,759)
                                                                                   ------------------     -----------------

               Net Increase in Cash and Short-Term Investments                                16,036                13,250
               Cash and Short-Term Investments At Beginning of Period                         38,315                 8,650
                                                                                   ------------------     -----------------
               Cash and Short-Term Investments At End of Period                    $          54,351      $         21,900
                                                                                   ==================     =================

                 The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PREPARATION

          The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

          These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2002.

          The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

          In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

          Comprehensive income includes amounts subject to foreign currency translation (See Note 5). For the three months ended March 31, 2003 and 2002, comprehensive income is not materially different from net income.

          The Board of Directors, at its quarterly meeting on January 28, 2003, authorized a three-for-two stock split by the issuance on March 10, 2003 of one additional common share for each two common shares held of record on February 10, 2003. Accordingly, the par value for additional shares issued was adjusted to common stock, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing throughout this Form 10-Q have been retroactively adjusted for this stock split.

          In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting business involves multiple deliverables, consisting of an initial installation and subsequent monitoring inspections. Since the inception of its termite baiting program in 1999, the Company has consistently deferred a portion of the selling price to be recognized over the first year of the contracts based on a fair value assessment of the service provided. Management is currently analyzing the impact of adopting this EITF.

          Certain amounts for prior periods have been reclassified to conform with current period consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

          The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                               Total Net Revenues
                                  ------------------------------------------
                                      2003           2002           2001
                                  ------------   ------------   ------------

              First Quarter       $   155,122    $   153,302    $   150,280

              Second Quarter            N/A          184,189        180,731

              Third Quarter             N/A          174,063        169,223

              Fourth Quarter            N/A          153,871        149,691


NOTE 2.   EARNINGS PER SHARE

          In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company computes basic Earnings Per Share ("EPS") on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS are the same for all periods reported. Basic and diluted EPS have been restated for the three-for-two stock split for all periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
(In thousands except per share data and per share amounts)                      2003         2002
--------------------------------------------------------------------------------------------------
Basic and diluted earnings available to stockholders (numerator):             $7,274       $4,940
Shares (denominator):
         Weighted-average shares outstanding                                  44,912       45,195
         Effect of Dilutive securities:
                  Employee Stock Options                                       1,198          294
                                                                           ---------- ------------
                  Adjusted Weighted-Average Shares and Assumed
                    Exercises                                                 46,110       45,489


Per share amounts:
         Basic earnings per common share                                       $0.16        $0.11
         Diluted earnings per common share                                     $0.16        $0.11
--------------------------------------------------------------------------------------------------

NOTE 3.   LEGAL PROCEEDINGS

          Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

          Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida state law. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin has appealed this ruling to the Florida Second District Court of Appeals. Moreover, Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, it is the opinion of Management that the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


          Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

          Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. It is the opinion of Management, however, that the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.   STOCKHOLDERS' EQUITY

          For the first quarter ended March 31, 2003, approximately 132,500 shares of common stock were issued upon exercise of stock options by employees. The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
  (In thousands, except per share data)                2003           2002
                                                   --------------------------

   Net income, as reported                            $7,274          $4,940
   Deduct:  Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effects    (483)           (463)
                                                   --------------------------
   Pro forma net income                               $6,791          $4,477
                                                   --------------------------
   Earnings per share:
              Basic-as reported                        $0.16           $0.11
              Basic-pro forma                          $0.15           $0.10

              Diluted-as reported                      $0.16           $0.11
              Diluted-pro forma                        $0.15           $0.10

NOTE 5.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                                       Minimum           Foreign
                                                       Pension           Currency
                                                      Liability        Translation           Total
                                                   ---------------    ---------------    --------------
Balance at December 31, 2001                       $   (4,047)        $    (775)         $   (4,822)
Change during first three months of 2002:
     Before-tax amount                                    ---                (6)                 (6)
     Tax benefit                                          ---                 2                   2
                                                   ---------------    ---------------    --------------
                                                          ---                (4)                 (4)
                                                   ---------------    ---------------    --------------
Balance at March 31, 2002                          $   (4,047)        $    (779)         $   (4,826)
                                                   ---------------    ---------------    --------------

Balance at December 31, 2002                       $  (16,182)        $    (765)         $  (16,947)
Change during 2003:
     Before-tax amount                                    ---               (86)                (86)
     Tax benefit                                          ---                30                  30
                                                   ---------------    ---------------    --------------
                                                          ---               (56)                (56)
                                                   ---------------    ---------------    --------------
Balance at March 31, 2003                          $  (16,182)        $    (821)         $  (17,003)
                                                   ---------------    ---------------    --------------

NOTE 6.   RELATED PARTY TRANSACTIONS

          The following related party transactions have been described in greater detail in the Company's Form 10-K for the year ended December 31, 2002.

          At the Company's January 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit
          Committee  approved  four  related  party   transactions.   The  Audit
          Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc., and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc., related to sharing the aviation hangar located at the Dekalb-Peachtree Airport, as well as the usage of the Jetstar II, owned by Rollins, Inc., and Gulfstream III, owned by LOR, Inc. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

          Employees of Rollins, Inc. confer with employees of LOR, Inc. and RRR Associates, a company controlled by R. Randall Rollins, and vice versa. No fees are charged for these services because, in the opinion of Management, the activity is mutually beneficial and offsetting.

NOTE 7.   ACCRUAL FOR TERMITE CONTRACTS

          During the first quarter of 2003, the Company adopted the accounting provisions of FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which requires that the fair value of guarantees issued after December 31, 2002 be recorded as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. FIN 45 further states that the liability is typically reduced over the term of the guarantee. The adoption had no impact on the Company's financial position, results of operations or liquidity.

          The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date as discussed in further detail in Item 2. under Critical Accounting Policies. A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

              (In thousands)
              --------------------------------------------------------------
               Beginning Balance as of December 31, 2002            $46,446
               Current Year Provision                                 5,525
               Settlements, Claims and Expenditures Made
                 During the Period                                   (4,528)
                                                                    --------
               Ending Balance as of March 31, 2003                  $47,443
               -------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's continued emphasis on customer retention, along with building recurring revenues, resulted in revenue growth of 1.2% in the first quarter of 2003 despite a sluggish economy and harsh winter in parts of the U.S. The financial results for the first quarter 2003 were positively impacted by the continued benefit of our recent service initiatives, which included every-other-month residential pest control service, AcuridSM premium commercial pest control services, and termite directed liquid and baiting treatment.

For the first quarter of 2003, the Company had net income of $7.3 million compared to net income of $4.9 million in the first quarter of 2002, which represents a 47.2% increase. The overall improvement for the year in profit margins is largely a result of improved Cost of Services Provided and Sales, General & Administrative as a percentage of revenues.

For the first quarter of 2003, the Company generated a net increase in cash of $16.0 million compared to $13.3 million in the first quarter of 2002. The Company had Cash and Short-Term Investments of $54.4 million at March 31, 2003, compared to $38.3 million at December 31, 2002 and $21.9 million at March 31, 2002.

Results of Operations

Revenues for the quarter ended March 31, 2003 increased to $155.1 million, an increase of $1.8 million or 1.2% from last year's first quarter revenues of $153.3 million. The revenue increase was mainly attributable to a modest increase in revenues from residential pest control service. The growth in pest control revenues reflects a net gain in the pest control customer base, a successful 2002 price increase campaign, as well as higher average selling prices for new customers. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising over 50% of our residential pest control customer base at March 31, 2003. Our commercial revenues were flat, mainly as a result of a slight decrease in customer base and sales, offset by a successful price increase campaign for existing customers in 2002. Termite revenues decreased in the first quarter of 2003 reflecting a harsher winter and spring than previous years in parts of the U.S. The Company experienced an improvement in recurring termite revenues mainly from enhanced renewal retention and higher bait monitoring services. Despite the decrease in termite sales dollars, the Company managed to achieve a slight improvement in average selling prices. The Company's foreign operations made up less than 6.0% of the Company's total revenues in the first quarter 2003 and 2002.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                               Total Net Revenues
                                  ------------------------------------------
                                      2003           2002           2001
                                  ------------   ------------   ------------

              First Quarter       $   155,122    $   153,302    $   150,280

              Second Quarter            N/A          184,189        180,731

              Third Quarter             N/A          174,063        169,223

              Fourth Quarter            N/A          153,871        149,691

Cost of Services Provided for the quarter ended March 31, 2003 increased $56,000 or 0.1%, while margins improved by 0.6 percentage points, representing 54.2% of revenues for the first quarter 2003 compared to 54.8% of revenues in the prior year first quarter. The slight increase for the quarter ended March 31, 2003 can be mainly attributed to higher fleet charges partially offset by reductions in materials and supplies and administrative salaries. Pest control and termite technician productivity and employee retention continued to improve. It is management's opinion that better employee retention helps to drive better customer retention.

Sales, General and Administrative for the quarter ended March 31, 2003 decreased $1.6 million or 2.9% and, as a percentage of revenues, improved by 1.4 margin points for the first quarter, averaging 35.0% of total revenues compared to 36.4% for the prior year quarter. Improvement for the year was mainly attributed to reduced sales salaries due to reduction of the sales costs.

Depreciation and Amortization expenses for the quarter ended March 31, 2003 were approximately $271,000 or 5.0% lower than the prior year quarter. The decrease was mainly due to lower capital spending and certain technology assets becoming fully depreciated in the last twelve months.

The Company's tax provision of $4.5 million for the first quarter ended March 31, 2003 reflects increased pre-tax income over the prior year period. The effective tax rate of 38% was consistent between periods presented.

Related Party Transactions

The following related party transactions have been described in greater detail in the Company's Form 10-K for the year ended December 31, 2002.

At the Company's January 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved four related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc., and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc., related to sharing the aviation hangar located at the Dekalb-Peachtree Airport, as well as the usage of the Jetstar II, owned by Rollins, Inc., and Gulfstream III, owned by LOR, Inc. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. It is the opinion of Management that these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

Employees of Rollins, Inc. confer with employees of LOR, Inc. and RRR Associates, a company controlled by R. Randall Rollins, and vice versa. No fees are charged for these services because, in the opinion of Management, the activity is mutually beneficial and offsetting.

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

     Accrual  for  Termite  Contracts  - The  Company  maintains  an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration in determining the accrual balance, along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends. The reserve is established based on all these factors. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and governmental regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

     Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to accurately predict future significant claims. Initiatives that have been implemented include pre-employment screening and an annual Motor Vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $40.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $18.2 million for the quarter ended March 31, 2003, compared with cash provided by operating activities of $18.3 million for the same period in 2002. The 2003 results were achieved primarily from favorable changes in working capital related primarily to higher income from operations, the timing of advanced payments from customers which produced an increase in unearned revenue, and the Company's ability to reduce its investment in accounts receivable and inventories despite higher revenues.

The Company invested approximately $961,000 in capital expenditures during the quarter ended March 31, 2003, and expects to invest between $7.0 million and $9.0 million for the remainder of 2003. Capital expenditures for the quarter consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the quarter, the Company made acquisitions totaling $385,000 compared to $545,000 during 2002. The Company currently does not have plans to aggressively seek new acquisitions but will give consideration to any unusually attractive acquisition opportunities presented. A total of $2.2 million was paid in cash dividends ($0.05 per share) during the quarter. At the January 28, 2003 Board of Directors' Meeting, the Board approved a 50% increase in the dividend, from $0.033 to $0.05 per share on the split number of shares, as well as a three-for-two stock split to holders of record on February 10, 2003 payable March 10, 2003. The capital expenditures, acquisitions and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $40.0 million credit facility with a commercial bank, of which no borrowings were outstanding as of March 31, 2003 or May 2, 2003.
However, the Company does maintain approximately $25.0 million in Letters of Credit.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April, 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. For further discussion, see Note 3 to the accompanying financial statements.

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

Impact of Recent Accounting Pronouncements

In November  2002,  the Emerging  Issues Task Force  issued EITF 00-21,  Revenue
Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting business involves multiple deliverables, consisting of an initial installation and subsequent monitoring inspections. Since the inception of its termite baiting program in 1999, the Company has consistently deferred a portion of the selling price to be recognized over the first year of the contracts based on a fair value assessment of the service provided. Management is currently analyzing the impact of adopting this EITF.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, related party transactions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations  and  liquidity;  the  adequacy of the  Company's  resources  to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2003 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; that the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations and additional risks discussed in the Company's Form 10-K for 2002. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.   Quantitative  and Qualitative Disclosures About Market Risk.

As of March 31, 2003, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $40.0 million credit facility. Due to the absence of such borrowings as of March 31, 2003 and as currently anticipated for 2003, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 4.   Controls and Procedures.

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

               (iv) Amendment to the By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (iv) as filed with its Form 10-K for the year ended December 31, 2002.

               (4) Form of Common Stock Certificate of Rollins, Inc. is incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

               (99.1) Certification of Periodic Financial Reports.


          (b) Reports on Form 8-K.

               On January 31, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on January 28, 2003, the Company reported earnings for the fourth quarter and year ended December 31, 2002.

               On January 31, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on January 28, 2003, the Company announced that the Board of Directors has approved a three-for-two stock split of the Company's common shares and a 50% increase in the cash dividend.

               On February 28, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that Atlanta-based Orkin Pest Control was recognized by Training magazine as part of its prestigious Top 100 list.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROLLINS, INC.
                                       (Registrant)




Date:  May 2, 2003                     By:   /s/ Gary W. Rollins
                                             ------------------------
                                             Gary W. Rollins
                                             Chief Executive Officer, President
                                              and Chief Operating Officer
                                             (Member of the Board of Directors)


Date:  May 2, 2003                     By:   /s/ Harry J. Cynkus
                                             ------------------------
                                             Harry J. Cynkus
                                             Chief Financial Officer and
                                              Treasurer
                                             (Principal Financial and Accounting
                                              Officer)

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


Date:  May 2, 2003                  By:   /s/ Harry J. Cynkus
                                          -----------------------
                                          Harry J. Cynkus
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)