Form 10-Q
period 2003-06-30
ROLLINS INC
filed 2003-07-23
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

                                      30324
                                   (Zip Code)

                                 (404) 888-2000
              (Registrant's telephone number, including area code)
                        --------------------------------


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

Rollins, Inc. had 45,116,771 shares of its $1 Par Value Common Stock outstanding as of July 15, 2003.

                                                 ROLLINS, INC. AND SUBSIDIARIES

                                                             INDEX

PART I         FINANCIAL INFORMATION                                                                  Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Consolidated Statements of Financial Position as of June 30, 2003
                         and December 31, 2002                                                             2

                         Consolidated Statements of Income for the Three and Six Months
                         Ended June 30, 2003 and 2002                                                      3

                         Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2003 and 2002                                                            4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            8

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      11

               Item 4.   Controls and Procedures.                                                         11

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               12

               Item 4.   Submission of Matters to a Vote of Security Holders.                             12

               Item 6.   Exhibits and Reports on Form 8-K.                                                12

SIGNATURES                                                                                                14

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (In thousands except share and per share data)

                                                                            (Unaudited)
                                                                              June 30,            December 31,
                                                                                2003                  2002
                                                                       --------------------   ------------------
       ASSETS
                   Cash and Short-Term Investments                     $            64,865    $          38,315
                   Trade Receivables, Net of Allowance for
                        Doubtful Accounts of $4,724 and $5,441,
                        respectively                                                54,392               47,740
                   Materials and Supplies                                           11,073               10,662
                   Deferred Income Taxes                                            19,800               20,035
                   Other Current Assets                                             11,037                9,470
                                                                       --------------------   ------------------

                       Current Assets                                              161,167              126,222

                   Equipment and Property, Net                                      34,391               38,880
                   Goodwill                                                         72,498               72,392
                   Customer Contracts and Other Intangible Assets                   33,700               35,507
                   Deferred Income Taxes                                            42,278               44,406
                                                                       --------------------   ------------------

                       Total Assets                                    $           344,034      $       317,407
                                                                       ====================   ==================

       LIABILITIES
                   Accounts Payable                                    $            15,912      $        12,138
                   Accrued Insurance                                                12,668               11,740
                   Accrued Payroll                                                  30,354               28,623
                   Unearned Revenue                                                 44,848               43,049
                   Accrual for Termite Contracts                                    19,000               19,000
                   Other Current Liabilities                                        19,360               15,312
                                                                       --------------------   ------------------

                       Current Liabilities                                         142,142              129,862

                   Accrued Insurance, Less Current Portion                          29,471               30,222
                   Accrual for Termite Contracts, Less Current Portion              26,980               27,446
                   Accrued Pension                                                   5,770               10,769
                   Long-Term Accrued Liabilities                                    27,512               28,418
                                                                       --------------------   ------------------

                       Total Liabilities                                           231,875              226,717
                                                                       --------------------   ------------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                        shares authorized; 45,101,771 and 44,799,368
                        shares issued and outstanding, respectively                 45,102               44,799
                   Additional Paid-In Capital                                        4,178                  299
                   Accumulated Other Comprehensive Loss                            (16,613)             (16,947)
                   Retained Earnings                                                79,492               62,539
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                  112,159               90,690
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders'             $           344,034    $         317,407
                   Equity
                                                                       ====================   ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2003              2002               2003               2002
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       185,105   $       184,189    $       340,227    $        337,491
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                               95,550            97,205            179,628             181,227
           Depreciation and Amortization                            5,037             5,446             10,193              10,873
           Sales, General & Administrative                         62,253            62,720            116,475             118,557
           Interest (Income) Expense                                  (94)              (39)              (160)                 10
                                                          ----------------  ----------------   ----------------   -----------------
                                                                  162,746           165,332            306,136             310,667
                                                          ----------------  ----------------   ----------------   -----------------
INCOME BEFORE INCOME TAXES                                         22,359            18,857             34,091              26,824
                                                          ----------------  ----------------   ----------------   -----------------

PROVISION FOR INCOME TAXES
           Current                                                  7,290             5,942             10,753               7,746
           Deferred                                                 1,207             1,224              2,202               2,447
                                                          ----------------  ----------------   ----------------   -----------------
                                                                    8,497             7,166             12,955              10,193
                                                          ----------------  ----------------   ----------------   -----------------
NET INCOME                                                $        13,862   $        11,691    $        21,136    $         16,631
                                                          ================  ================   ================   =================
EARNINGS PER SHARE - BASIC
           Net Income                                     $          0.31   $          0.26    $          0.47    $           0.37
                                                          ================  ================   ================   =================
EARNINGS PER SHARE - DILUTED
           Net Income                                     $          0.30   $          0.26    $          0.46    $           0.37
                                                          ================  ================   ================   =================

           Average Shares Outstanding---Basic                      45,117            45,227             45,015              45,211

           Average Shares Outstanding---Diluted                    46,404            45,543             46,258              45,516

DIVIDENDS PAID PER SHARE                                  $          0.05   $        0.0333    $          0.10    $         0.0666
                                                          ================  ================   ================   =================

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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                   ----------------------------------------
                                                                                           2003                  2002
                                                                                   ------------------     -----------------
OPERATING ACTIVITIES
               Net Income                                                          $          21,136      $         16,631
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Depreciation and Amortization                                            10,193                10,873
                     Provision for Deferred Income Taxes                                       2,364                 2,463
                     Other, Net                                                                  163                   173
               (Increase) Decrease in Assets:
                     Trade Receivables                                                        (6,517)               (6,238)
                     Materials and Supplies                                                     (358)                  309
                     Other Current Assets                                                     (1,566)                2,284
                     Other Non-Current Assets                                                    (60)                   94
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                    11,874                 7,186
                     Unearned Revenue                                                          1,799                12,235
                     Accrued Insurance                                                           177                   526
                     Accrual for Termite Contracts                                              (466)                  841
                     Long-Term Accrued Liabilities                                            (5,864)                  224
                                                                                   ------------------     -----------------
               Net Cash Provided by Operating Activities                                      32,875                47,601
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
               Purchases of Equipment and Property                                            (2,332)               (4,611)
               Net Cash Used for Acquisition of Companies                                     (1,508)               (1,358)
                                                                                   ------------------     -----------------

               Net Cash Used in Investing Activities                                          (3,840)               (5,969)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                 (4,500)               (3,016)
               Common Stock Purchased                                                            ---                (1,292)
               Payments on Capital Leases                                                        ---                  (256)
               Other                                                                           2,015                   292
                                                                                   ------------------     -----------------

               Net Cash Used in Financing Activities                                          (2,485)               (4,272)
                                                                                   ------------------     -----------------

               Net Increase in Cash and Short-Term Investments                                26,550                37,360
               Cash and Short-Term Investments At Beginning of Period                         38,315                 8,650
                                                                                   ------------------     -----------------
               Cash and Short-Term Investments At End of Period                    $          64,865      $         46,010
                                                                                   ==================     =================

                 The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.        BASIS OF PREPARATION

               The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

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

               In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

               Comprehensive income includes foreign currency translation adjustments (See Note 5). For the three and six months ended June 30, 2003 and 2002, comprehensive income is not materially different from net income.

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

               In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting business involves multiple deliverables, consisting of an initial installation and subsequent monitoring inspections. Since the inception of its termite baiting program in 1999, the Company has consistently deferred a portion of the selling price to be recognized over the first year of the contracts based on a fair value assessment of the service provided. The Company will adopt EITF 00-21 in the third quarter of 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

               In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

               Certain amounts for prior periods have been reclassified to conform with current period consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

               The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                     Total Net Revenues
                    ---------------------------------------------------
                         2003              2002               2001
                    --------------    --------------    ---------------

   First Quarter    $     155,122     $     153,302     $      150,280
   Second Quarter         185,105           184,189            180,731
   Third Quarter            N/A             174,063            169,223
   Fourth Quarter           N/A             153,871            149,691

NOTE 2.        EARNINGS PER SHARE

               In accordance with SFAS No. 128, Earnings Per Share, the Company computes basic Earnings Per Share ("EPS") on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the period, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the three-for-two stock split for all applicable periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

                                                                                  Three Months Ended            Six Months Ended
                                                                              --------------------------   ------------------------
                                                                                       June 30,                      June 30,
                                                                              --------------------------   ------------------------
       (In thousands except per share data amounts)                                2003          2002           2003         2002
       -------------------------------------------------------------------------------------------------   ------------------------
        Basic and diluted earnings available to stockholders
        (numerator):                                                            $13,862       $11,691          $21,136      $16,631
        Shares (denominator):
                Weighted-average shares outstanding                              45,117        45,227           45,015       45,211
                Effect of Dilutive securities:
                          Employee Stock Options                                  1,287           316            1,243          305
                                                                             ---------------------------   ------------------------
                          Adjusted Weighted-Average Shares and
                             Assumed Exercises                                   46,404        45,543           46,258       45,516


        Per share amounts:
                Basic earnings per common share                                   $0.31         $0.26            $0.47        $0.37
                Diluted earnings per common share                                 $0.30         $0.26            $0.46        $0.37
       -------------------------------------------------------------------------------------------------   ------------------------

NOTE 3.        LEGAL PROCEEDINGS

               Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

               Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages in excess of $15,000 for each named plaintiff and injunctive relief for alleged breach of contract, fraud and various violations of Florida state law. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin has appealed this ruling to the Florida Second District Court of Appeals. Moreover, Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

               Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

               Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. In the opinion of Management, however, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.        STOCKHOLDERS' EQUITY

               For the second quarter and six months ended June 30, 2003, approximately 85,500 and 218,000 shares of common stock were issued upon exercise of stock options by employees respectively. The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25,
               Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Three Months Ended        Six Months Ended
                                                               ------------------------------------------------
                                                                      June 30,                 June 30,
                                                               ------------------------------------------------
                     (In thousands, except per share data)       2003       2002           2003        2002
                                                               ----------------------   -----------------------
                     Net income, as reported                      $13,862    $11,691       $21,136     $16,631
                     Deduct:  Total stock-based employee
                        compensation expense determined
                        under fair value based method for
                        all awards, net of related
                        tax effects                                  (483)      (463)         (966)       (926)
                                                               ----------------------   -----------------------
                     Pro forma net income                         $13,379    $11,228       $20,170     $15,705
                                                               ----------------------   -----------------------

                     Earnings per share:
                         Basic-as reported                          $0.31      $0.26         $0.47       $0.37
                         Basic-pro forma                            $0.30      $0.25         $0.45       $0.35

                         Diluted-as reported                        $0.30      $0.26         $0.46       $0.37
                         Diluted-pro forma                          $0.29      $0.25         $0.44       $0.35

NOTE 5.        ACCUMULATED OTHER COMPREHENSIVE LOSS

               Accumulated other comprehensive loss consists of the following (in thousands):

                                                               Minimum            Foreign
                                                               Pension            Currency
                                                              Liability         Translation           Total
                                                           ---------------     --------------    ---------------
         Balance at December 31, 2001                      $       (4,047)     $        (775)    $       (4,822)
         Change during first six months of 2002:
             Before-tax amount                                        ---                149                149
             Tax benefit                                              ---                (57)               (57)
                                                           ---------------     --------------    ---------------
                                                                      ---                 92                 92
                                                           ---------------     --------------    ---------------
         Balance at June 30, 2002                          $       (4,047)     $        (683)    $       (4,730)
                                                           ===============     ==============    ===============

         Balance at December 31, 2002                      $      (16,182)     $        (765)    $      (16,947)
         Change during first six months of 2003:
             Before-tax amount                                        ---                538                538
             Tax benefit                                              ---               (204)              (204)
                                                           ---------------     --------------    ---------------
                                                                      ---                334                334
                                                           ---------------     --------------    ---------------
               Balance at June 30, 2003                    $      (16,182)     $        (431)    $      (16,613)
                                                           ===============     ==============    ===============

NOTE 6.        ACCRUAL FOR TERMITE CONTRACTS

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

               The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date as discussed in further detail under Critical Accounting Policies in Item 2. A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

(In thousands)
-----------------------------------------------------------------
Beginning Balance as of December 31, 2002                $46,446
Current Year Provision                                    12,592
Settlements, Claims and Expenditures Made
  During the Period                                      (13,058)
                                                     ------------
Ending Balance as of June 30, 2003                       $45,980
-----------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's continued emphasis on customer retention, along with building recurring revenues, resulted in revenue growth of 0.5% in the second quarter and 0.8% for the first six months of 2003 despite a sluggish economy and unseasonably wet and cold weather conditions in parts of the U.S. The financial results for the second quarter and the first six months of 2003 were positively impacted by the continued benefit of our recent service initiatives, which included every-other-month residential pest control service, AcuridSM premium commercial pest control services, and termite directed liquid and baiting treatment.

For the second quarter of 2003, the Company had net income of $13.9 million compared to net income of $11.7 million in the second quarter of 2002, which represents a 18.6% increase. For the first six months of 2003, the Company had net income of $21.1 million compared to net income of $16.6 million in the first six months of 2002, which represents a 27.1% increase. The overall improvement in profit margins is largely a result of decreased Cost of Services Provided and Sales, General & Administrative as a percentage of revenues.

For the first six months of 2003, the Company generated cash of $26.6 million compared to $37.4 million for the first six months of 2002. The Company had Cash and Short-Term Investments of $64.9 million at June 30, 2003, compared to $38.3 million at December 31, 2002 and $46.0 million at June 30, 2002.

Results of Operations

Revenues for the quarter ended June 30, 2003 increased to $185.1 million, an increase of $916,000 or 0.5% from last year's second quarter revenues of $184.2 million. Revenues for the six month period ended June 30, 2003 increased to $340.2 million, an increase of $2.7 million or 0.8% from last year's first six month revenues of $337.5 million. The revenue increase was attributable to a modest increase in revenues from residential and commercial pest control service. The growth in pest control revenues reflects a successful 2002 and 2003 price increase campaign, as well as higher average selling prices for new customers. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising over 50% of our residential pest control customer base at June 30, 2003. Our commercial revenues improved slightly in the second quarter and six months, as a result of new service offerings and a successful price increase campaign implemented in April 2003. Termite revenues decreased in the second quarter and six months of 2003 reflecting continuing wet and cold weather in parts of the U.S. Per the National Climatic Data Center's 109 years of tracking weather data, temperatures in the Northeast Region of the country were the 10th coldest on record. Also, the Southeast experienced the second wettest six month period on record. The Company experienced an improvement in recurring termite revenues mainly from higher bait monitoring services. Despite the decrease in termite sales dollars, the Company managed to achieve a slight improvement in average selling prices. The Company's foreign operations made up less than 6.2% of the Company's total revenues in the second quarter and six months of 2003 and 2002.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                     Total Net Revenues
                    ---------------------------------------------------
                         2003              2002               2001
                    --------------    --------------    ---------------

   First Quarter    $     155,122     $     153,302     $      150,280
   Second Quarter         185,105           184,189            180,731
   Third Quarter            N/A             174,063            169,223
   Fourth Quarter           N/A             153,871            149,691

Cost of Services Provided for the second quarter ended June 30, 2003 decreased $1,655,000 or 1.7%, while margins improved by 1.2 percentage points, representing 51.6% of revenues for the second quarter 2003 compared to 52.8% of revenues in the prior year second quarter. For the first six months of 2003, Cost of Services Provided decreased $1,599,000 or 0.9%, while margins improved by 0.9 percentage points, representing 52.8% of revenues for the first six months of 2003 compared to 53.7% of revenues in the prior year. The decrease for the quarter and six months ended June 30, 2003 can be mainly attributed to reductions in service salaries, insurance and claims expense and materials and supplies partially offset by higher fleet costs, which were affected by higher gasoline prices and unusually large numbers of vehicles cycling off of leases. Pest control and termite technician productivity and employee retention continued to improve. In management's opinion, better employee retention helps to drive better customer retention.

Sales, General and Administrative for the second quarter ended June 30, 2003 decreased $467,000 or 0.7% and, as a percentage of revenues, improved by 0.5 margin points for the second quarter, averaging 33.6% of total revenues compared to 34.1% for the prior year quarter. Sales, General and Administrative for the first six months of 2003 decreased $2.1 million or 1.8% and, as a percentage of revenues, improved by 0.9 margin points for the first six months, averaging 34.2% of total revenues compared to 35.1% for the prior year. Improvement for the year was mainly attributed to reduced sales salaries due to reduction of the sales costs partially offset by higher marketing costs related to a new campaign in Canada.

Depreciation and Amortization expenses for the quarter ended June 30, 2003 were approximately $409,000 or 7.5% lower than the prior year quarter. For the first six months of 2003, Depreciation and Amortization expenses were approximately $680,000 or 6.3% lower than the prior year. The decrease was due to lower capital spending and certain technology assets becoming fully depreciated in the last twelve months.

The Company's tax provision of $8.5 million for the second quarter and $13.0 million for the first six months ended June 30, 2003 reflects increased pre-tax income over the prior year periods. The effective tax rate was 38% in both periods.

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

Liquidity and Capital Resources

The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $40.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $32.9 million for the first six months ended June 30, 2003, compared with cash provided by operating activities of $47.6 million for the same period in 2002. The 2003 results were achieved primarily from higher income from operations. The decrease in net cash provided by operations was due to a decrease in year over year growth in unearned revenues. Unearned Revenue in 2002 was unusually high due to new computer system capabilities allowing to more effectively solicit customers. The decrease in Long-Term Accrued Liabilities in the first six months of 2003 was due to the timing difference in pension payments between 2003 and 2002.

The Company invested approximately $2.3 million in capital expenditures during the six months ended June 30, 2003, and expects to invest between $7.0 million and $9.0 million for the remainder of 2003. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first six months, the Company made acquisitions totaling $1.5 million compared to $1.4 million during 2002. The Company currently does not have plans to aggressively seek new acquisitions but will give consideration to any unusually attractive acquisition opportunities presented. A total of $4.5 million was paid in cash dividends ($0.10 per share) during the first six months of 2003. At the January 28, 2003 Board of Directors' Meeting, the Board approved a 50% increase in the dividend, from $0.033 to $0.05 per share on the split number of shares, as well as a three-for-two stock split to holders of record on February 10, 2003 payable March 10, 2003. The capital expenditures, acquisitions and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $40.0 million credit facility with a commercial bank, of which no borrowings were outstanding as of June 30, 2003 or July 15, 2003. However, the Company does maintain approximately $32.0 million in Letters of Credit.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. For further discussion, see Note 3 to the accompanying financial statements.

The Company made contributions of $20.0 million to the defined benefit retirement plan (the "Plan") during 2002 as a result of the Plan being underfunded. The Company made contributions of $5.0 million to the Plan in the second quarter of 2003 and believes that it may make additional contributions in the amount of approximately $5.0 million in the remainder of 2003. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Impact of Recent Accounting Pronouncements

In November  2002,  the Emerging  Issues Task Force  issued EITF 00-21,  Revenue
Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This EITF addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to
use  assets.   The  Company's   termite  baiting  business   involves   multiple
deliverables, consisting of an initial installation and subsequent monitoring inspections. Since the inception of its termite baiting program in 1999, the Company has consistently deferred a portion of the selling price to be recognized over the first year of the contracts based on a fair value assessment of the service provided. The Company will adopt EITF 00-21 in the third quarter of 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin
Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2003 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends particularly unseasonable cold and wet weather; competitive factors and pricing practices; that the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations and additional risks discussed in the Company's Form 10-K for 2002. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2003, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $40.0 million credit facility. Due to the absence of such borrowings as of June 30, 2003 and as currently anticipated for the remainder of 2003, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 4.        Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

                  See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Stockholders was held on April 22, 2003. At the meeting, stockholders voted on the following proposals:

                  1. To elect two Class II Directors for the three-year term expiring in 2006. Each nominee for Class II Director was elected by a vote of the stockholders as follows:

                  Election of Class II Directors:                     For                           Withheld
                  ---------------------------------------    ----------------------         -------------------------
                  Gary W. Rollins                                  28,210,903                        119,594
                  Henry B. Tippie                                  28,223,559                        106,938

                  2. To approve the Performance-Based Incentive Cash
                  Compensation Plan for Executive Officers. The proposal was approved by a vote of stockholders as follows:

                  For                                              28,116,573
                  Against                                             197,091
                  Abstain                                              16,833
                                                             ----------------------
                                                                   28,330,497
                                                             ----------------------

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits

                        (3)  (i)   Restated Certificate of Incorporation of
                                   Rollins, Inc. is incorporated herein by
                                   reference to Exhibit (3) (i) as filed with its Form 10-K for the year ended December 31, 1997.

                            (ii)   Amended and Restated By-laws of Rollins, Inc.

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

                        (99.1) Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        (99.2) Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        (99.3) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                                   Section 1350, As Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K.

                                   On April 3, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that the Company will present at Tulane University's Seventh Annual A.B. Freeman School of Business Burkenroad Reports Conference in New Orleans, LA.

                                   On April 24, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on April 22, 2003, the Company reported earnings for the first quarter ended March 31, 2003.

                                   On April 24, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on April 22, 2003, the Board of Directors has declared a regular quarterly dividend of $0.05 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROLLINS, INC.
                                  (Registrant)




Date:  July 23, 2003              By:   /s/ Gary W. Rollins
                                  -----------------------------
                                        Gary W. Rollins
                                        Chief Executive Officer, President
                                        and Chief Operating Officer
                                        (Member of the Board of Directors)

Date:  July 23, 2003              By:   /s/ Harry J. Cynkus
                                  -----------------------------
                                        Harry J. Cynkus
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)