Form 10-Q
period 2003-09-30
ROLLINS INC
filed 2003-10-29
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

                                      30324
                                   (Zip Code)

                                 (404) 888-2000
              (Registrant's telephone number, including area code)
                        ________________________________


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

Yes    [ X ]      No    [    ]

Rollins, Inc. had 45,111,567 shares of its $1 Par Value Common Stock outstanding as of October 15, 2003.

                                                 ROLLINS, INC. AND SUBSIDIARIES

                                                             INDEX


PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Consolidated Statements of Financial Position as of September 30,
                         2003 and December 31, 2002                                                        2

                         Consolidated Statements of Income for the Three and Nine Months
                         Ended September 30, 2003 and 2002                                                 3

                         Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2003 and 2002                                                       4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                            9

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      13

               Item 4.   Controls and Procedures.                                                         13

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               14

               Item 6.   Exhibits and Reports on Form 8-K.                                                14

SIGNATURES                                                                                                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (In thousands except share and per share data)

                                                                           September 30,          December 31,
                                                                                2003                  2002
                                                                       --------------------   ------------------

                                                                            (Unaudited)
       ASSETS
                   Cash and Short-Term Investments                     $          55,066      $          38,315
                   Marketable Securities                                          27,000                    ---
                   Trade Receivables, Net of Allowance for
                       Doubtful Accounts of $4,890 and $5,441,
                       respectively                                               52,689                 47,740
                   Materials and Supplies                                         10,646                 10,662
                   Deferred Income Taxes                                          21,934                 20,035
                   Other Current Assets                                           13,035                  9,470
                                                                       --------------------   ------------------

                       Current Assets                                            180,370                126,222

                   Equipment and Property, Net                                    37,484                 38,880
                   Goodwill                                                       72,498                 72,392
                   Customer Contracts and Other Intangible Assets                 31,972                 35,507
                   Deferred Income Taxes                                          34,760                 44,406
                                                                       --------------------   ------------------

                       Total Assets                                    $         357,084      $         317,407
                                                                       ====================   ==================


       LIABILITIES
                   Accounts Payable                                    $          13,482      $          12,138
                   Accrued Insurance                                              13,050                 11,740
                   Accrued Payroll                                                33,218                 28,623
                   Unearned Revenue                                               49,533                 43,049
                   Accrual for Termite Contracts                                  19,000                 19,000
                   Other Current Liabilities                                      18,787                 15,312
                                                                       --------------------   ------------------

                       Current Liabilities                                       147,070                129,862

                   Accrued Insurance, Less Current Portion                        27,637                 30,222
                   Accrual for Termite Contracts, Less Current Portion            28,114                 27,446
                   Accrued Pension                                                 5,770                 10,769
                   Long-Term Accrued Liabilities                                  28,652                 28,418
                                                                       --------------------   ------------------

                       Total Liabilities                                         237,243                226,717
                                                                       --------------------   ------------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                        shares authorized; 45,108,317 and 44,799,368
                        shares issued and outstanding, respectively               45,108                 44,799
                   Additional Paid-In Capital                                      4,176                    299
                   Accumulated Other Comprehensive Loss                          (16,602)               (16,947)
                   Retained Earnings                                              87,159                 62,539
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                119,841                 90,690
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $         357,084      $         317,407
                                                                       ====================   ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                                       2

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2003              2002               2003               2002
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       178,262   $       174,063    $       518,489    $        511,554
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                               96,085            94,402            275,713             275,609
           Depreciation and Amortization                            5,065             5,425             15,258              16,298
           Sales, General & Administrative                         61,426            63,478            177,901             182,055
           Net Interest Income                                      (120)             (135)              (280)               (125)
                                                          ----------------  ----------------   ----------------   -----------------
                                                                  162,456           163,170            468,592             473,837
                                                          ----------------  ----------------   ----------------   -----------------
INCOME BEFORE INCOME TAXES                                         15,806            10,893             49,897              37,717
                                                          ----------------  ----------------   ----------------   -----------------

PROVISION FOR INCOME TAXES
           Current                                                  4,728             4,600             15,481              12,346
           Deferred                                                 1,278             (461)              3,480               1,986
                                                          ----------------  ----------------   ----------------   -----------------
                                                                    6,006             4,139             18,961              14,332
                                                          ----------------  ----------------   ----------------   -----------------
NET INCOME                                                $         9,800   $         6,754    $        30,936    $         23,385
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - BASIC                                $          0.22   $          0.15    $          0.69    $           0.52
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - DILUTED                              $          0.21   $          0.15    $          0.67    $           0.52
                                                          ================  ================   ================   =================

         Average Shares Outstanding---Basic                        45,115            44,885             45,049              45,101

         Average Shares Outstanding---Diluted                      45,994            45,118             46,170              45,382

DIVIDENDS PER SHARE                                       $          0.05   $        0.0333    $          0.15    $           0.10
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

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                   September 30,
                                                                                   ----------------------------------------
                                                                                           2003                  2002
                                                                                   ------------------     -----------------

OPERATING ACTIVITIES
               Net Income                                                          $          30,936      $         23,385
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Depreciation and Amortization                                            15,258                16,298
                     Deferred Income Taxes                                                     7,748                 2,085
                     Other, Net                                                                  278                   776
               (Increase) Decrease in Assets:
                     Trade Receivables                                                       (4,810)               (4,894)
                     Materials and Supplies                                                       69                   831
                     Other Current Assets                                                    (3,565)                 (577)
                     Other Non-Current Assets                                                   (60)                    96
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                    11,727                 3,720
                     Unearned Revenue                                                          6,484                15,602
                     Accrued Insurance                                                       (1,275)                 (449)
                     Accrual for Termite Contracts                                               668                   822
                     Long-Term Accrued Liabilities                                           (4,724)               (4,359)
                                                                                   ------------------     -----------------

               Net Cash Provided by Operating Activities                                      58,734                53,336
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
               Purchase of Marketable Securities                                            (27,000)                   ---
               Purchases of Equipment and Property                                           (8,744)               (5,900)
               Acquisition of Companies                                                      (1,543)               (1,768)
                                                                                   ------------------     -----------------

               Net Cash Used in Investing Activities                                        (37,287)               (7,668)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                (6,754)               (4,511)
               Common Stock Purchased                                                            ---               (5,288)
               Payments on Capital Leases                                                        ---                 (256)
               Other                                                                           2,058                   231
                                                                                   ------------------     -----------------

               Net Cash Used in Financing Activities                                         (4,696)               (9,824)
                                                                                   ------------------     -----------------

               Net Increase in Cash and Short-Term Investments                                16,751                35,844
               Cash and Short-Term Investments At Beginning of Period                         38,315                 8,650
                                                                                   ------------------     -----------------
               Cash and Short-Term Investments At End of Period                    $          55,066      $         44,494
                                                                                   ==================     =================

     The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.        BASIS OF PREPARATION AND OTHER

               The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries ("SFAS 94"). In accordance with SFAS 94, our policy is to consolidate all subsidiaries or investees where we have voting control. We do not have any subsidiaries or investees where we have less than a 100% equity interest or less than 100% voting control, nor do we have any interest in other investees, joint ventures, or other entities that would require consolidation.

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

               The Company uses its Orkin franchise program for strategic growth in mostly secondary markets. Since the inception of the franchise program in 1994, the Company's policy has been to defer recognition of any initial franchise fee income because the franchise agreement provides the Company an option but not the obligation, to acquire the franchises' customer base at a future date. Since the beginning of the program, the Company has repurchased two franchises and the deferred revenues were used to reduce the purchase price allocated to the acquired assets.

               In the opinion of management, the consolidated financial statements included herein contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

               Comprehensive income includes foreign currency translation adjustments (See Note 5). For the three and nine months ended September 30, 2003 and 2002, comprehensive income is not materially different from net income.

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

               In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003. This EITF addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting service involves multiple deliverables, consisting of an initial directed liquid termiticide treatment, installation of termite monitoring stations, and subsequent periodic monitoring inspections. The portion of the termite baiting service sales price applicable to subsequent periodic monitoring inspections, which is determined based on fair value, is deferred and recognized over the first year of each contract. The portion of the sales price applicable to the termiticide treatment and installation of the monitoring services is determined under the residual method (the total sales price less the fair value of the monitoring inspections). Revenues from the termiticide treatment and installation of the termite monitoring stations are recognized upon performance of the service and installation. The adoption of this EITF did not have a significant effect on the Company's financial position, results of operations or liquidity.

               In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

               Certain amounts for prior periods have been reclassified to conform with the current period consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

               The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                   Total Net Revenues
                                     -------------------------------------------
                                          2003            2002           2001
                                     ------------    ------------   ------------

                  First Quarter      $   155,122     $   153,302    $   150,280
                  Second Quarter         185,105         184,189        180,731
                  Third Quarter          178,262         174,063        169,223
                  Fourth Quarter           N/A           153,871        149,691

               Cash and short-term investments include cash on hand and in banks with original maturities of three months or less.

               In 2003, the Company has invested $27,000,000 in marketable securities and classified them as available for sale securities. The securities are carried at their fair value, which approximates cost as of September 30, 2003. Any unrealized holding gains and losses, net of income taxes, will be reflected as a separate component of stockholders' equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

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


                                                                               Three Months Ended             Nine Months Ended
                                                                          ---------------------------    --------------------------
                                                                                  September 30,                  September 30,
                                                                          ---------------------------    --------------------------
      (In thousands except per share data amounts)                                2003          2002             2003         2002
      ------------------------------------------------------------------- ------------- -------------    ------------- ------------
      Basic and diluted earnings available to stockholders (numerator):
                                                                                $9,800        $6,754          $30,936      $23,385
      Shares (denominator):
               Weighted-average shares outstanding                              45,115        44,855           45,049       45,101
               Effect of Dilutive securities:
                         Employee Stock Options                                    879           263            1,121          281
                                                                          ------------- -------------    ------------- ------------
                         Adjusted Weighted-Average Shares and
                           Assumed Exercises                                    45,994        45,118           46,170       45,382


      Per share amounts:
               Basic earnings per common share                                   $0.22         $0.15            $0.69        $0.52
               Diluted earnings per common share                                 $0.21         $0.15            $0.67        $0.52


      ------------------------------------------------------------------- ------------- -------------    ------------- ------------

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

               Orkin is also a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals which remanded the case back to the trial court for further findings. Moreover, Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

               Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

               Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Elizabeth Allen and William Allen et al. v. Rollins, Inc. and Orkin Exterminating Company, Inc.; Francis D. Petsch, et al.
               v. Orkin Exterminating  Company,  Inc. et al.; and Bob J. Stevens
               v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. The Company believes them to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, however, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.        STOCKHOLDERS' EQUITY

               For the third quarter and nine months ended September 30, 2003, approximately 26,000 and 244,000 shares of common stock were issued upon exercise of stock options by employees. The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three Months Ended       Nine Months Ended
                                                                     ------------------------- -----------------------
                                                                          September 30,            September 30,
                                                                     ------------------------- -----------------------
                     (In thousands, except per share data)             2003        2002           2003        2002
                                                                     ---------- -----------    ----------- -----------
                     Net income, as reported                             $9,800     $6,754        $30,936     $23,385
                     Deduct:  Total stock-based employee
                        compensation expense determined under fair
                        value based method for all awards, net of
                        related tax effects                                (483)      (463)        (1,449)     (1,389)
                                                                     ---------- -----------    ----------- -----------
                     Pro forma net income                                $9,317     $6,291        $29,487     $21,996
                                                                     ---------- -----------    ----------- -----------

                     Earnings per share:
                         Basic-as reported                                 $0.22      $0.15          $0.69       $0.52
                         Basic-pro forma                                   $0.21      $0.14          $0.65       $0.49

                         Diluted-as reported                               $0.21      $0.15          $0.67       $0.52
                         Diluted-pro forma                                 $0.20      $0.14          $0.64       $0.48

NOTE 5.        ACCUMULATED OTHER COMPREHENSIVE LOSS

               Accumulated other comprehensive loss consists of the following (in thousands):

                                                               Minimum            Foreign
                                                               Pension            Currency
                                                              Liability         Translation           Total
                                                           ---------------     --------------    ---------------
         Balance at December 31, 2001                      $       (4,047)     $        (775)    $       (4,822)
         Change during first nine months of 2002:
             Before-tax amount                                        ---                 14                 14
             Tax benefit                                              ---               (  5)              (  5)
                                                           ---------------     --------------    ---------------
                                                                      ---                  9                  9
                                                           ---------------     --------------    ---------------
         Balance at September 30, 2002                     $       (4,047)     $        (766)    $       (4,813)
                                                           ===============     ==============    ===============

         Balance at December 31, 2002                      $      (16,182)     $        (765)    $      (16,947)
         Change during first nine months of 2003:
             Before-tax amount                                        ---                557                557
             Tax benefit                                              ---               (212)              (212)
                                                           ---------------     --------------    ---------------
                                                                      ---                345                345
                                                           ---------------     --------------    ---------------
         Balance at September 30, 2003                     $      (16,182)     $        (420)    $      (16,602)
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

               The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior  to  the  balance  sheet  date.  A  reconciliation  of  the beginning and ending balances of the accrual for termite contracts is as follows:

        (In thousands)
        -----------------------------------------------------------------
        Beginning Balance as of December 31, 2002                $46,446
        Current Year Provision                                    17,596
        Settlements, Claims and Expenditures Made
             During the Period                                   (16,928)
                                                             ------------
        Ending Balance as of September 30, 2003                  $47,114
        -----------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's continued emphasis on customer retention, along with building recurring revenues, resulted in revenue growth of 2.4% in the third quarter and 1.4% for the first nine months of 2003 despite a sluggish economy and unseasonably wet and cold weather conditions in parts of the U.S. in the first half of the year. Revenues were up 1.2% in the first quarter and 0.5% in the second quarter.

The financial results for the third quarter and the first nine months of 2003 were positively impacted by the continued benefit of our recent service initiatives, which included every-other-month residential pest control service, AcuridSM premium commercial pest control services, and termite directed liquid and baiting treatment.

For the third quarter of 2003, the Company had net income of $9.8 million compared to net income of $6.8 million in the third quarter of 2002, which represents a 45.1% increase. In addition to the revenue increase of 2.4%, the Company achieved margin improvement in Cost of Services Provided of 0.3 percentage points, expressed as a percentage of revenues, and Sales, General and Administrative expenses improved by 2.0 margin points or $2.1 million.

For the first nine months of 2003, the Company had net income of $30.9 million compared to net income of $23.4 million in the first nine months of 2002, which represents a 32.3% increase. In addition to the revenue increase of 1.4%, the Company achieved margin improvements, expressed as a percentage of revenues, in Cost of Services Provided of 0.7 points and in Sales, General and Administrative of 1.3 points.

For the first nine months of 2003, the Company generated cash of $43.8 million compared to $35.8 million for the first nine months of 2002. The Company had Cash, Short-Term Investments and Marketable Securities of $82.1 million at September 30, 2003, compared to $38.3 million at December 31, 2002 and $44.5 million at September 30, 2002.

On October 10, 2003, the Company announced the establishment of an Orkin franchise in Panama. The Company began its Orkin franchise program in the U. S. in 1994, and established its first international franchise in Mexico in 2000. Today, Orkin has 44 franchises in total.


Results of Operations

Revenues for the quarter ended September 30, 2003 increased to $178.3 million, an increase of $4.2 million or 2.4% from last year's third quarter revenues of $174.1 million. Revenues for the nine month period ended September 30, 2003 increased to $518.5 million, an increase of $6.9 million or 1.4% from last year's first nine month revenues of $511.6 million. The Company's revenue growth was very similar across its primary services, which are residential pest control, commercial pest control, and termite service. The growth in pest control revenues in the third quarter reflects the impact of increases in sales units, better average selling prices, continued improvements in customer retention, and successful price increase campaigns. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising 52.8% of our residential pest control customer base at September 30, 2003. In commercial pest control, the Company continued to receive favorable reaction to the rollout of its premium Gold Medal service, which specifically targets food processing companies, and also achieved improvements in average prices on new sales and successful price increases from existing customers. As another sign of strengthening in the commercial market, the Company achieved its highest ever month of sales to national accounts in September 2003. Termite revenues increased in the third quarter as a result of continued growth in recurring revenues from bait monitoring and renewal revenues, although termite revenues for the first nine months of 2003 decreased slightly, mainly as a result of the unusually wet and cold weather in parts of the U.S. in the first half of the year. Per the National Climatic Data Center's 109 years of tracking weather data, temperatures in the Northeast Region of the country were the 10th coldest on record, and the Southeast experienced the second wettest six month period on record. The Company's foreign operations accounted for approximately 7% of total third quarter revenues and 6% of total revenues for the nine months of 2003.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                   Total Net Revenues
                                     -------------------------------------------
                                          2003            2002           2001
                                     ------------    ------------   ------------

                  First Quarter      $   155,122     $   153,302    $   150,280
                  Second Quarter         185,105         184,189        180,731
                  Third Quarter          178,262         174,063        169,223
                  Fourth Quarter           N/A           153,871        149,691

Cost of Services Provided for the third quarter ended September 30, 2003 increased $1.7 million or 1.8%, although the expense margin expressed as a percentage of revenues improved by 0.3 percentage points, representing 53.9% of revenues for the third quarter 2003 compared to 54.2% of revenues in the prior year third quarter. The dollar increase was mainly due to higher expenses for insurance and claims and fringe benefit costs. The expense margin improvement was primarily from continued improvement in service payroll. For the first nine months of 2003, Cost of Services Provided were flat with the prior year, reflecting an increase of just $104,000, which enabled an improvement in the expense margin of 0.7 percentage points. Cost of Services Provided represented
53.2% of revenues for the first nine months of 2003 compared to 53.9% of revenues in the prior year, with most of the margin improvement coming from lower service payroll and lower materials and supplies. These were partially offset by higher fleet expenses, as a result of higher fuel costs and a temporary spike in vehicle counts in the first quarter, fringe benefit increases, and higher insurance and claims. Service technician productivity and average pay continued to improve, which leads to better employee retention and, in management's opinion, improved customer retention.

Sales, General and Administrative for the third quarter ended September 30, 2003 decreased $2.1 million or 3.2% and, as a percentage of revenues, improved by 2.0 margin points or 5.5%, averaging 34.5% of total revenues compared to 36.5% for the prior year quarter. Sales, General and Administrative for the first nine months of 2003 decreased $4.2 million or 2.3% and, as a percentage of revenues, improved by 1.3 margin points or 3.7%, averaging 34.3% of total revenues compared to 35.6% for the prior year. The improvement for the quarter and the year was a result of the home office process improvement initiative started in 2002, lower field administrative costs as a result of technology and organizational investments, lower sales payroll due to lower staffing and partly from the formation of regional call centers, and lower bad debt expenses due to better collections and improvement in the receivables aging statistics.

Depreciation and Amortization expenses for the quarter ended September 30, 2003 were $360,000 or 6.6% lower than the prior year quarter. For the first nine months of 2003, Depreciation and Amortization expenses were $1.0 million or 6.4% lower than the prior year. The decrease was due to lower capital spending and certain technology assets becoming fully depreciated in the last twelve months.

The Company's tax provision of $6.0 million for the third quarter and $19.0 million for the first nine months ended September 30, 2003 reflects increased pre-tax income over the prior year periods. The effective tax rate was 38% in all periods.


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

Accrual for Termite Contracts - The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration in determining the accrual balance, along with Management's knowledge of changes in business practices, contract changes, ongoing claims and termite remediation trends. The reserve is established based on all these factors. Management makes judgments utilizing these operational factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company a range of estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to accurately predict future significant claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Revenue Recognition - The Company's revenue recognition policies follow the criteria outlined in the SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Revenue is recognized at the time services are performed through a contractual arrangement where collectibility is reasonably assured. Residential and commercial pest control services are primarily recurring in nature, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized when the initial services are performed at the inception of a new contract, although a portion of every termite baiting sale is deferred. The amount deferred is an estimate of the fair value of monitoring services to be rendered after the initial service. The amount deferred is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewals are deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided.

Liquidity and Capital Resources

The Company believes its current cash and marketable securities balances, future cash flows from operating activities and available borrowings under its $55.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future, including acquisition of select pest control businesses. The Company's operations generated cash of $58.7 million for the first nine months ended September 30, 2003, compared with cash provided by operating activities of $53.3 million for the same period in 2002. The 2003 results were achieved primarily from higher Net Income and strong advance payments received from customers. The decrease in Long-Term Accrued Liabilities in the first nine months of 2003 was due to a $5 million contribution to the defined benefit retirement plan in April 2003.

The Company invested approximately $8.7 million in capital expenditures during the nine months ended September 30, 2003, compared to $5.9 million during the same period in 2002, and expects to invest between $2.0 million and $4.0 million for the remainder of 2003. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first nine months, the Company made acquisitions totaling $1.5 million, compared to $1.8 million during the same period in 2002. A total of $6.8 million was paid in cash dividends ($0.15 per share) during the first nine months of 2003, compared to $4.5 million or $0.10 per share during the same period in 2002. At the January 28, 2003 Board of Directors' Meeting, the Board approved a 50% increase in the quarterly dividend, from $0.033 to $0.05 per share on the split number of shares resulting from the three-for-two stock split to holders on March 10, 2003. The capital expenditures, acquisitions and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $55.0 million credit facility with a commercial bank, of which no borrowings were outstanding as of September 30, 2003 or October 15, 2003. However, the Company does maintain approximately $32.0 million in Letters of Credit.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin

Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren, Allen, Petsch, and Stevens cases. For further discussion, see Note 3 to the accompanying financial statements.

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

Impact of Recent Accounting Pronouncements

In November  2002,  the Emerging  Issues Task Force  issued EITF 00-21,  Revenue
Arrangements  with  Multiple  Deliverables,   which  is  effective  for  revenue
arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003. This EITF addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting service involves multiple deliverables, consisting of an initial directed liquid termiticide treatment, installation of termite monitoring stations, and subsequent periodic monitoring inspections. The portion of the termite baiting service sales price applicable to subsequent periodic monitoring inspections, which is determined based on fair value, is deferred and recognized over the first year of each contract. The portion of the sales price applicable to the termiticide treatment and installation of the monitoring services is determined under the residual method (the total sales price less the fair value of the monitoring inspections). Revenues from the termiticide treatment and installation of the termite monitoring stations are recognized upon performance of the service and installation. The adoption of this EITF did not have a significant effect on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin
Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial condition, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the impact of the corporate restructuring on liquidity and results of operations; and the Company's projected 2003 capital expenditures. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends particularly unseasonable cold and wet weather; competitive factors and pricing practices; that the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations and additional risks discussed in the Company's Form 10-K for the year ended December 31, 2002. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2003, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments and marketable securities. The Company is also subject to interest rate risk exposure through borrowings on its $55.0 million credit facility. Due to the absence of such borrowings as of September 30, 2003 and as currently anticipated for the remainder of 2003, this risk is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.


 Item 4.        Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

                             (ii) Amended and Restated By-laws of Rollins, Inc. is incorporated by reference to Exhibit (3)
                                   (ii) as filed with its Form 10-Q for the quarterly period ended June 30, 2003.

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

                        (31.1) Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        (31.2) Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        (32.1) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                                   Section 1350, As Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.

                  (b)   Reports on Form 8-K.

                                   On July 24, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on July 22, 2003, the Company reported earnings for the second quarter ended June 30, 2003.

                                   On July 24, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on July 22, 2003, the Board of Directors has declared a regular quarterly dividend of $0.05 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROLLINS, INC.
                                  (Registrant)




Date:  October 29, 2003             By:   /s/ Gary W. Rollins
                                         ---------------------------------------
                                           Gary W. Rollins
                                           Chief Executive Officer, President
                                           and Chief Operating Officer
                                           (Member of the Board of Directors)

Date:  October 29, 2003             By:   /s/ Harry J. Cynkus
                                         ---------------------------------------
                                           Harry J. Cynkus
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                            Officer)