Form 10-K
period 2003-12-31
ROLLINS INC
filed 2004-03-15
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
         Title of each class                    Exchange on which registered
   ------------------------------              ------------------------------
     Common Stock, $1 Par Value                  The New York Stock Exchange
                                                 The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2003 was $362,429,930 based on the reported last sale price of common stock on June 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 45,351,754 shares of Common Stock outstanding as of February 27, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

                                  Rollins, Inc.
                                    Form 10-K
                      For the Year Ended December 31, 2003
                                Table of Contents

                                                                                                                  Page
Part I
Item 1.          Business.                                                                                          7
Item 2.          Properties.                                                                                       12
Item 3.          Legal Proceedings.                                                                                12
Item 4.          Submission of Matters to a Vote of Security Holders.                                              13
Item 4.A.        Executive Officers of the Registrant.                                                             13

Part II
Item 5.          Market for Registrant's Common Equity, Related Stockolder Matters and Issuer
                 Purchases of Equity Securities.                                                                   14
Item 6.          Selected Financial Data.                                                                          15
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.            15
Item 7.A.        Quantitative and Qualitative Disclosures about Market Risk.                                       23
Item 8.          Financial Statements and Supplementary Data.                                                      24
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.            41
Item 9.A.        Controls and Procedures.                                                                          41

Part III
Item 10.         Directors and Executive Officers of Registrant.                                                   43
Item 11.         Executive Compensation.                                                                           43
Item 12.         Security Ownership of Certain Beneficial Owners and Management.                                   43
Item 13.         Certain Relationships and Related Transactions.                                                   43
Item 14.         Principal Auditor Fees and Services.                                                              43

Part IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                 44
                 Signatures.                                                                                       47
                 Schedule II.                                                                                      49
                 Exhibit Index.                                                                                    50

PART I
Item 1. Business.

General

     Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

     The Company is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers in North America. Services are performed through a contract that specifies the pricing arrangement with the customer.

     Orkin, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin(R) and PCO Services, Inc.(R) trademarks and the AcuridSM service mark. The Orkin(R) brand name makes Orkin the most recognized pest and termite company in the country. The PCO Services brand name provides similar brand recognition in Canada. The Company is the largest pest control provider in Canada.

     The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada and Mexico, are included in Item 8 of this document under financial statements and supplementary data on pages 24 and
25. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

     A bimonthly pest control service initiative was offered in limited markets beginning in 1999 and was implemented as a primary service offering in 2000 to better service our residential customers, and has grown to represent 55% of the residential customer base at the end of 2003. This program provides greater convenience to our customers and enables the Company to achieve technician productivity improvements and other service efficiencies, including lower fleet costs.

     In order to better understand its customers and prospects, in 2003 the Company initiated market research efforts to help identify specific residential pest control market segments. Three segments were determined to be the ideal new customer groups for Orkin. These are sectors that the Company believes offer the best opportunity to create long and prosperous relationships. Management believes that all of these groups are willing to pay a higher price for a pest control service that meets their needs. They indicated a desire for a company with a strong positive reputation, and one with the most professional and knowledgeable technicians. They also want to do business with a company whose service will be safe for their children and pets, and a firm that is responsive to their requests. These are attributes that Orkin delivers every day; however, this validation will enable the Company to do a better job communicating these strengths.

     To effectively and efficiently achieve sales goals in today's highly competitive environment, representatives have a greater need for new technology to help them improve their productivity. Orkin began testing automated sales management software in 2003. This software is currently being used to track the sales process, allowing the pipelines to be easily reviewed to capitalize on opportunities that are readily identified. Account information, statistics, contact information, future tasks and events are tracked by location with upward flow to the sales management organization. The reporting and forecasting features also enable management to have a better overview and expectation of the entire network.

     The Company has also reorganized its marketing department to include Business Development Managers (BDM). Each BDM is responsible for creating a market development plan for future customer growth and retention for his or her division. They provide advocacy by working with local, regional and divisional management to ensure the success of their division as it relates to sales training, new customer marketing and sales plan achievement.

     In 2003, Orkin developed a corporate partnership with the National Science Teachers Association (NSTA) that is designed to assist teachers in educating the country's youth about the importance of insects in the environment. As a partner, we are providing teaching and instructional materials directly to teachers and through the

NSTA's website. All this behind-the-scenes support is further reinforced by offering a "real live" Orkin Man to provide in-school presentations.

     Orkin's commercial pest control programs enable us to deliver customized service to industries such as food processing and distribution, discount and grocery retailers, fast food, healthcare and restaurants. As the nation's largest commercial pest control provider, the Company services national chains (primarily sold through the Orkin National Accounts division) as well as locally-owned businesses. A primary goal of the Company is to grow national account revenue at a pace that will enable us to further expand our market share.

     Orkin introduced the Gold Medal Protection program in the United States in 2003. This custom-designed pest control service is targeted to specific high-end customers primarily in the food manufacturing and processing industry. The program provides a comprehensive reporting system that meets federal and state regulatory requirements. It also guarantees free retreatment if the customer is not satisfied and Orkin commits to paying any regulatory penalties as a result of a shortfall in our service. This is the first pest control program of its kind in North America to receive ISO 9002 certification.

     Also in 2003, the Company also introduced a Commercial Pest Control Quality Assurance Program. This program helps ensure consistent service, improves our personnel and builds stronger customer relations. The program utilizes floor-level inspections by Orkin Q.A. inspectors while accompanied by branch, region, and on occasion division management staff. A new Commercial Pest Control Expectation Manual was developed for our branches to clearly communicate the Company's service expectations, and our locations and people are audited against this manual.

     Research has shown that termites cause more damage to American structures than fires and storms combined. Orkin offers a treatment customized to a home's needs including inside, outside and within the foundation. Our directed liquid and directed liquid plus bait programs have been developed in conjunction with the entomology departments at leading universities. As a result, our approach to treating for subterranean termites has become the standard adopted by most pest control operators today.

     Orkin is leveraging recent investments in technology and process improvement to advance business practices in the commercial business line. Re-engineering efforts are targeted at enhancing integration between sales, customer management, service delivery and billing processes to provide a higher level of service to these customers.

     In 2003, the Company successfully launched its new Intranet, which provides quick and efficient communications between the field and home office. Through the efforts of our Company Webmaster and the Web Advisory Committee, there were several key milestones achieved this year. The Intranet provided significant cost savings by providing Material Safety Data Sheets and Product Labels through MyOrkin Intranet. This is a very important requirement that enables instantaneous compliance with state and federal product use regulations. The
Orkin  Training   Department  now  has  a  state-of-the-art  means  to  better communicate the availability of an elaborate array of training tools and reference materials through the MyOrkin/Training site. The MyOrkin/Marketplace, another company Intranet address, was created for branches to more efficiently order promotional products and company forms.

     In 2003, Orkin began outsourcing some of its chemical distribution utilizing new Internet branch systems to ease ordering of product. Test branch locations are now receiving shipments in two to four days while reducing the carrying cost of excess inventory and shipping costs.

     The Global Positioning System (GPS) technology, introduced three years ago, has resulted in improved driver safety and service production. Now, newer generation GPS units are being installed that allow 24 / 7 monitoring and reporting of speed, location, and seatbelt usage as well as allowing remote updating of mapping software. This technology also details the route a service technician takes rather than just noting stops. These units create reports that are easier to read and allow data to be sent directly to a server with no removable chip to be taken out at the end of the day. Although this equipment is only being utilized in some of our locations, we are optimistic that it will be a building block to creating a comprehensive "routing and scheduling" system in the future.

     As part of our continuous home office process improvement mandate, a Human Resources Service Center was established from three autonomous departments:
Payroll, Benefits and Human Resources. Everything from new-hire paperwork to retirement forms is now available through this new center. We are pleased that this consolidation has improved our service to the field while reducing costs.

     The dollar amount of service contracts and backlog orders as of the end of the Company's 2003 and 2002 calendar years was approximately $31.3 million and $28.4 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

     In spring 2003, Orkin was recognized by Training magazine as one of the Top 100 companies to excel in training and employee development. In addition, Orkin was one of only five companies selected for the magazine's Editor's Choice list. The award is given to select companies that have created positive learning environments for their workforce.

     Orkin attained further recognition this year for its training program by achieving first place honors for the BEST Award given by the American Society for Training and Development. The Rollins Training Center, located in Atlanta, was specifically referenced as evidence of the Company's dedication to employee performance improvement. The Rollins Training Center has a full-size house and several other real examples of building structures where technicians can see the relationship between pests and home construction. They can also practice performing pest treatments under the supervision of qualified instructors. In the classrooms, technicians acquire guidance in customer relations, pest problem solving and advanced technical skills through highly interactive instructor-led training.

     In 2004,  the  Company  plans to expand  the  Training  Center  to  include
hands-on   instructional   areas  for  commercial  pest  control  services  with
additional classroom space and a media production facility.

     The  Rollins   Customer   Care  Center   achieved   its  ISO  9002  quality
certification in 2001. It is joined by forty-seven dedicated commercial branches that have also completed the ISO 9002 quality certification process.

     The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 44 Company franchises at the end of 2003 compared to 36 at the end of 2002.

Seasonality

     The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company's pest and termite control operations during such periods as evidenced by the following chart.

                                           Total Net Revenues
------------------------------------------------------------------------------
                               2003               2002              2001
------------------------------------------------------------------------------
First Quarter                 $155,122          $153,302           $150,280
Second Quarter                 185,105           184,189            180,731
Third Quarter                  178,262           174,063            169,223
Fourth Quarter                 158,524           153,871            149,691
------------------------------------------------------------------------------

Inventories

     The Company has relationships with multiple vendors for pest and termite control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

     The Company believes that Orkin competes favorably with competitors as one of the world's largest pest and termite control companies. The Company competes with a number of pest and termite control companies, including Terminix and Ecolab.

     The principal methods of competition in the Company's pest and termite control business are quality of service and guarantees, including the money-back guarantee on pest and termite control, and the termite retreatment and damage repair guarantee to qualified homeowners.

Research and Development

     Expenditures by the Company on research activities relating to the development of new products or services are not significant. Some of the new and improved service methods and products are researched, developed and produced by unaffiliated universities and companies. Also, a portion of these methods and products are produced to the specifications provided by the Company. Some of the more recent studies that have been conducted on behalf of the Company include studies on fly pathogens, ant pathogens, and other pests found in the food processing environment by the University of Florida. Additionally, an integrated pest management study completed in 2003, was performed by the Virginia Polytechnic Institute. Additional research at the University of Florida involves the impact of soil type and soil compaction on termites' tunneling behavior. Also, Texas A&M has continued studies on both termites and fire ants, using biological control agents for population reduction and predicting the time termites swarm each year. The Company also conducts tests of new products with the specific manufacturers of such products. In the summer of 2003, Orkin began test marketing a mosquito control program in the United States and Canadian provinces. While working to address the threat of mosquito-borne diseases in the U.S., a highly successful West Nile Virus program was implemented in Ontario, Canada. It provided thousands of larvicide treatments on breeding grounds while reducing the population of adult, biting mosquitoes. The Company intends to expand the mosquito control program in Canada and other U.S. markets in the spring of 2004.

Environmental and Regulatory Considerations

     The Company's Pest Control business is subject to various legislative and regulatory enactments that are designed to protect the environment, public health and consumer protection. Compliance with these requirements has not had a material negative effect on the Company's financial position, results of operations or liquidity.

Federal Insecticide Fungicide and Rodentcide Act ("FIFRA")

     This federal law (as amended) grants the responsibility of the states to be the primary agent in enforcement and conditions under which pest control companies operate. Each state must meet certain guidelines of the Environmental Protection Agency in regulating the following: licensing, record keeping, contracts, standards of application, training and registration of products. This allows each state to institute certain features that set their regulatory programs in keeping with special interests of the citizens' wishes in each state. The pest control industry is impacted by these federal and state regulations.

Food Quality Protection Act of 1996 ("FQPA")

     The FQPA governs the manufacture, labeling, handling and use of pesticides and does not have a direct impact on how we conduct our business.

Environmental Remediation

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, is the primary Federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. Responsibilities governed by this statute include the management of hazardous substances, reporting releases of hazardous substances, and establishing the necessary contracts and agreements to conduct cleanup. Customarily, the parties involved will work with the EPA and under the direction of the responsible state agency to agree and implement a plan for site remediation.

Employees

     The number of persons employed by the Company as of February 27, 2004 was approximately 7,300 compared to 7,600 at December 31, 2002. This decrease in the number of employees is due to the continued transition to every-other-month pest control service, which has resulted in the need for fewer technicians.

Recent Developments

     The Board of Directors, at its quarterly meeting on January 27, 2004, approved a 20% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.06 per share will be payable March 10, 2004 to stockholders of record at the close of business February 10, 2004. The Company's new annual dividend rate is $0.24 per share.

     On March 8, 2004, the Company entered into a definitive agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. and its affiliates. The aggregate consideration will be paid in a combination of cash and marketable securities, on hand as well as borrowings from an outside party to be arranged in connection with the purchase, and is expected to range from approximately $105.0 to $110.0 million. The amount to be financed has not been determined at this time. The Company is anticipating closing on the purchase in the second quarter of 2004.

Available Information

     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

We may not be able to compete in the competitive and technical pest control industry in the future.

     We operate in a highly competitive industry. Our revenues and earnings may be affected by the following factors: changes in competitive prices, weather related issues, general economic issues and governmental regulation. We compete with other large pest control companies, as well as numerous small pest control companies for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

We  may  not  be  able  to  identify,   complete  or  successfully   consolidate
acquisitions.

     Acquisitions have been and will continue to be an important element of our business strategy. We cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We cannot assure that we will be able to consolidate successfully the operations and assets of any acquired business with our own business. Any inability on our part to consolidate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

Our operations are affected by adverse weather conditions.

     Our operations are directly affected by the weather conditions across the United States and Canada. The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company's pest and termite control operations during such periods.

Our inability to attract and retain skilled workers may impair growth potential and profitability.

     Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

Our operations could be affected by pending and ongoing litigation.

     In the normal course of business, Orkin is a defendant in a number of lawsuits, including Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama and Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Elizabeth Allen and William Allen et al. v. Rollins, Inc. and Orkin Exterminating Company, Inc.; Francis D. Petsch, et al.
v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. The Company believes them to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Our operations may be adversely affected if we are unable to comply with regulatory and environmental laws.

     Our business is significantly affected by environmental laws and other regulations relating to the pest control industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. We believe our present operations substantially comply with applicable federal and state environmental laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of licenses, fines, and other corrective actions, which would negatively affect our future financial results.

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

Item 3. Legal Proceedings.

     Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. The trial is currently set for early June 2004. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Elizabeth Allen and William Allen et al. v. Rollins, Inc. and Orkin Exterminating Company, Inc.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. The Company believes them to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

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

                                                             Date First Elected
     Name               Age         Office with Registrant    to Present Office
--------------------------------------------------------------------------------
R. Randall  Rollins(1)   72        Chairman of the Board          10/22/91
Gary W.  Rollins(2)      59        Chief Executive  Officer,
                                   President and Chief
                                   Operating Officer               7/24/01
Michael W. Knottek(3)    59        Senior Vice President
                                   and Secretary                   4/23/02
Harry J. Cynkus(4)       54        Chief Financial Officer
                                   and Treasurer                   5/28/98
Glen W. Rollins(5)       37        Vice President                  4/23/02

(1)  R. Randall Rollins and Gary W. Rollins are brothers.

(2) Gary W. Rollins was elected to the office of President and Chief Operating Officer in January 1984. He was elected to the additional office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, Inc.

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

(5) Glen W. Rollins is the son of Gary W. Rollins. He joined the Company in 1989 and has held a variety of positions within the organization including Executive Vice President of Orkin, Inc., to which he was elected in June 2001. In April 2002, he was named Vice President of Rollins, Inc. In February 2004, he was named President and Chief Operating Officer of Orkin, Inc.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2003 and 2002 (2002 and first quarter 2003 prices were adjusted for the stock split effective March 10, 2003) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01


                              Stock Price         Dividends                                  Stock Price         Dividends
                        ------------------------    Paid                              -------------------------     Paid
2003                       High         Low       Per Share      2002                    High         Low        Per Share
----------------------------------------------------------------------------------------------------------------------------
First Quarter            $23.90         $17.07        $.05       First Quarter         $14.50          $12.53        $.033
Second Quarter            24.90          18.21         .05       Second Quarter         14.47           12.13         .033
Third Quarter             19.73          16.37         .05       Third Quarter          14.32           12.20         .033
Fourth Quarter            23.48          17.80         .05       Fourth Quarter         19.00           12.41         .033
----------------------------------------------------------------------------------------------------------------------------

The number of stockholders of record as of February 27, 2004 was 1,515.

Item 6. Selected  Financial Data.

     The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document. FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been restated for 2002, 2001, 2000 and 1999 for the three-for-two stock split effective March 10, 2003 for all shares held on February 10, 2003.

                                                                     Years Ended December 31,
                                        ------------------------------------------------------------------------------
(in thousands except per share data)          2003             2002            2001             2000           1999
----------------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY

   Revenues                                $677,013         $665,425        $649,925          $646,878       $584,098

   Income Before Income Taxes                60,030           43,726          27,326            15,403         11,532

   Net Income                              $ 35,761         $ 27,110        $ 16,942          $  9,550       $  7,150

   Earnings Per Share - Basic:

      Net Income                               0.79             0.60            0.37              0.21           0.16

   Earnings Per Share - Diluted:

      Net Income                               0.77             0.60            0.37              0.21           0.16

   Dividends per Share                         0.20             0.13            0.13              0.13           0.13

 ----------------------------------------------------------------------------------------------------------------------
  FINANCIAL POSITION
                                                                     Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                              2003             2002            2001             2000           1999
----------------------------------------------------------------------------------------------------------------------

   Total Assets                            $349,904         $318,338        $296,559          $298,819       $309,948
   Noncurrent Capital Lease
   Obligations                                    -                -               -               256          2,450
   Long-Term Debt                             1,734            2,913           4,895             4,656          5,328
   Stockholders' Equity                     138,774           90,690          85,498            78,599         71,790
   Shares Outstanding at Year-End            45,157           44,799          45,105            45,054         44,822

 ----------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                                                                                                  % Better/Worse as
                                                      Year Ended December 31,                  Compared to Prior Year
                                        ------------------------------------------------------------------------------
(in thousands                                 2003             2002            2001             2003           2002
----------------------------------------------------------------------------------------------------------------------
Revenues                                   $677,013         $665,425        $649,925              1.7%           2.4%

Cost of Services Provided                   362,422          361,318         361,921             (0.3)           0.2
Depreciation and Amortization                20,179           21,635          20,292              6.7           (6.6)
Sales, General and Administrative           236,514          238,180         240,628              0.7            1.0
(Gain)/Loss on Sale of Assets                (1,700)             762             (44)             N/M            N/M
Interest Income                                (432)            (196)           (198)           120.4           (1.0)
                                        ------------------------------------------------------------------------------

Income Before Income Taxes                   60,030           43,726          27,326             37.3           60.0

Provision for Income Taxes                   24,269           16,616          10,384            (36.1)         (60.0)
                                        ------------------------------------------------------------------------------
Net Income                                 $ 35,761         $ 27,110        $ 16,942             31.9%          60.0%
----------------------------------------------------------------------------------------------------------------------

General Operating Comments

     The Company's continued emphasis on customer retention, along with building recurring revenues, was the primary driver of revenue growth of 3.0% in the fourth quarter and 1.7% for the year ended December 31, 2003 as compared to the prior year periods, despite a sluggish economy and unseasonably wet and cold weather conditions in parts of the U.S. in the first half of 2003. Revenues were up 1.2% in the first quarter, 0.5% in the second quarter and 2.4% in the third quarter as compared to the prior year periods.

     The financial results for the fourth quarter and the twelve months ended December 31, 2003 were positively impacted by the continued benefit of our recent service initiatives, which included every-other-month residential pest control service, Gold Medal premium commercial pest control services, and termite directed liquid and baiting treatment.

     For the fourth quarter of 2003, the Company had net income of $4.8 million compared to net income of $3.7 million in the fourth quarter of 2002, which represents a 29.5% increase. In addition to the revenue increase of 3.0%, the Company achieved margin improvement in Cost of Services Provided of 1.3 percentage points, expressed as a percentage of revenues, offset by an increase in Sales, General and Administrative expenses of 0.4 margin points or $2.2 million due to higher marketing expenses. In addition, the Company recorded an increase in its tax provision of approximately $1.1 million as describes further below.

     For the year ended December 31, 2003, the Company had net income of $35.8 million compared to net income of $27.1 million in 2002, which represents a 31.9% increase. In addition to the revenue increase of 1.7%, the Company achieved margin improvements, expressed as a percentage of revenues, in Cost of Services Provided of 0.8 percentage points and in Sales, General and Administrative of 0.9 percentage points.

     For the year ended December 31, 2003, the Company generated additional cash of $21.2 million compared to $29.7 million for 2002. The Company had total Cash and Short-Term Investments of $59.5 million as of December 31, 2003 a 55.4% increase from December 31, 2002.

     The Company began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000. On October 10, 2003, the Company announced the establishment of a second international Orkin franchise in Panama. At December 31, 2003, Orkin had 44 franchises in total.

Results of Operations - 2003 Versus 2002

Revenues for the year ended December 31, 2003 were $677.0 million, an increase of $11.6 million or 1.7% from last year's revenues of $665.4 million. The Company's revenue growth was very similar across its primary services, which are residential pest control, commercial pest control, and termite service. The growth in pest control revenues for the year reflects growth in the customer base, better average selling prices, continued improvements in customer retention, and successful price increase campaigns. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising 55% of our residential pest control customer base at December 31, 2003. In commercial pest control, the Company continued to receive favorable reaction to the rollout of its premium Gold Medal service, which specifically targets food processing and manufacturing companies, and also achieved improvements in average prices on new sales and successful price increases from existing customers. This past summer, Orkin began test marketing a mosquito control program in the northern United States and Canada. While working to address the threat of mosquito-borne diseases in the U.S., a highly successful West Nile virus preventative program was also implemented in Ontario, Canada. Two provinces were provided thousands of larvicide treatments to mosquito breeding grounds reducing the population of adult mosquitoes and their eggs. The Company intends to expand the mosquito control program in Canada and other U.S. markets in the spring of 2004. As another sign of strengthening in the commercial market, the Company achieved a monthly record high of sales to national accounts in September 2003.

Termite revenues increased in the fourth quarter as a result of higher new job completions and continued growth in recurring revenues from bait monitoring and renewal revenues, although termite revenues for the twelve months ended December 31, 2003 decreased slightly, mainly as a result of the unusually wet and cold weather in parts of the U.S. in the first half of 2003. Per the National Climatic Data Center's 109 years of tracking weather data, temperatures in the Northeast Region of the country were the 10th coldest on record, and the Southeast experienced the second wettest six month period on record. The Company's foreign operations accounted for approximately 6% of total revenues for the year ended December 31, 2003.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                           Total Net Revenues
------------------------------------------------------------------------------
                               2003               2002              2001
------------------------------------------------------------------------------
First Quarter                 $155,122          $153,302           $150,280
Second Quarter                 185,105           184,189            180,731
Third Quarter                  178,262           174,063            169,223
Fourth Quarter                 158,524           153,871            149,691
------------------------------------------------------------------------------

Cost of Services  Provided for the year ended  December 31, 2003  increased $1.1 million or 0.3%, although the expense margin expressed as a percentage of revenues improved by 0.8 percentage points, representing 53.5% of revenues for the year ended December 31, 2003 compared to 54.3% of revenues in the prior year. The dollar increase was mainly due to an increase in fleet expenses, as a result of higher fuel costs and a temporary spike in vehicle counts in the first quarter as the Company transitioned to a new fleet agreement, and an increase in fringe benefit costs due to higher pension and group medical costs, partially offset by improvements in service salaries, administrative salaries, and materials and supplies. Service technician productivity and average pay continued to improve, which leads to better employee retention and, in Management's opinion, improved customer retention.

Sales, General and Administrative for the year ended December 31, 2003 decreased $1.7 million or 0.7% and, as a percentage of revenues, improved by 0.9 percentage points or 2.5%, averaging 34.9% of total revenues compared to 35.8% for the prior year. The improvement for the year was a result of the home office process improvement initiative started in 2002, lower field administrative costs as a result of technology and organizational investments, lower sales payroll due to lower staffing and partly from the formation of in-bound call centers, and lower bad debt expenses due to better collections and improvement in the receivables aging statistics. These were partially offset by higher fringe benefit costs, advertising, and an increase in the summer sales program costs.

Depreciation and Amortization expenses for the year ended December 31, 2003 were $1.5 million or 6.7% lower than the prior year. The decrease was due to certain technology assets becoming fully depreciated in the last twelve months. The Company had approximately $10.6 million in capital expenditures during the year ended December 31, 2003 compared to $10.4 million in 2002.

In addition, the Company realized a net gain of $1.7 million from the sale or disposal of assets in the fourth quarter of 2003.

The Company's effective tax rate was 38.0% for the periods prior to the fourth quarter of 2003. The effective tax rate was increased to 40.4% in 2003 to reflect an increase in the effective state income tax rate for the year, as well as "true up" adjustments in the fourth quarter of approximately $1.1 million. As a result, the effective tax rate for the fourth quarter increased to 52.4%.

Results of Operations - 2002 Versus 2001

Revenues for the year ended December 31, 2002 increased to $665.4 million, an increase of $15.5 million or 2.4% from 2001 revenues of $649.9 million. The Company's foreign operations made up less than 6.0% of the Company's total revenues in 2002 and 2001. The revenue increase was mainly attributable to a modest increase in revenues from pest control services, as termite revenues were flat with the prior year. The growth in pest control revenues reflects the beneficial impact of better customer retention and a successful residential summer sales program, factors that combined to produce a net gain in the customer base as well as higher average selling prices. Within the U.S., the Company had an improvement in customer retention, a modest increase in new sales units and an overall improvement in average selling prices, resulting in a higher ending customer base at the end of the year. Every-other-month service, our primary residential pest control service offering, continued to grow in importance, comprising almost 50% of our residential pest control customer base at the end of 2002. Our commercial revenues grew, mainly as a result of better pricing on new sales, a successful price increase campaign for existing customers in 2002, and the introduction of new products and services during the year. Although termite revenues were flat in 2002 as a result of a decrease in sales to new customers, the Company experienced an improvement in recurring revenues mainly from enhanced renewal retention and higher bait monitoring services. Despite the decrease in termite sales dollars, the Company managed to achieve a slight improvement in average selling prices.

Cost of Services Provided for the year ended December 31, 2002 decreased $603,000 or 0.2% and margins improved by 1.4 percentage points, representing 54.3% of revenues in 2002 compared to 55.7% of revenues in the prior year. Improvement for the year ended December 31, 2002 can be mainly attributed to the Company's recent service initiatives that have increased productivity, reduced headcount, and created other efficiencies and better asset utilization. The Company achieved reductions in service salaries, personnel related expenses, materials and supplies, travel and fleet expense, which were partially offset by slightly higher insurance and claims charges. Pest control and termite technician productivity improved, as did employee retention. The Company believes that better employee retention has a direct impact on customer retention. Better fleet management led to a decrease in the average number of vehicles and an improvement in revenues per vehicle.

Sales, General and Administrative for the year ended December 31, 2002 decreased $2.4 million or 1.0%, and improved by 1.2 percentage points in 2002, averaging 35.8% of total revenues compared to 37.0% for the prior year. Improvement for the year was mainly attributed to reduced personnel related expenses, fleet expense, telephone expense, travel expense, bad debt expense and sales promotions, partially offset by higher summer selling program expense and advertising expense.

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

The Loss on Sale of Assets for the year ended December 31, 2002 of $762,000 was mainly due to the write-off of obsolete field IT equipment.

Net income for the year ended December 31, 2002 includes the effects of adopting SFAS No. 142, which did not have a material impact on the Company's overall results of operations. In addition, if SFAS No. 142 had been adopted in the year ended December 31, 2001, it would not have had a material impact on net income previously reported for the year ended December 31, 2001.

The Company's tax provision of $16.6 million for the year ended December 31, 2002 reflects increased taxable income over the prior year. The effective tax rate of 38% was consistent between periods presented.

Related Party Transactions

     At the Company's October 22, 2002 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved three related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company. The first approval was the purchase of the Rollins Training Center on October 31, 2002 for $3.1 million from RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. The second approval was the purchase of hand-held computer software development known as PowerTrak Version 1.0 from RRR Associates, a company controlled by R. Randall Rollins. The purchase was made during the fourth quarter of 2002 at an approved purchase price of $250,000. The third approval was a lease agreement effective July 1, 2002 that expires June 30, 2007 for company real estate in Okeechobee County, Florida to be leased to Rollins Ranch, a division of LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. The annual lease rate on this real estate is $131,939. In the opinion of Management, these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the Company's January 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved four related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins and Gary
W. Rollins, related to sharing the aviation hangar located at the Dekalb-Peachtree Airport as well as the usage of a JetStar II, owned by Rollins, Inc., and the Gulfstream III N30WR, owned by LOR, Inc. The Jetstar II was sold by Rollins, Inc. in October 2003 and Rollins, Inc. purchased a Gulstream III N330WR to replace it in October 2003 (see discussion below). LOR, Inc. leases half of the hangar from Rollins, Inc. for a total annual lease amount of $14,873. This lease expires on January 24, 2008. The hangar currently houses three airplanes, two of which are not owned by Rollins, Inc. and reside on the portion of the hangar leased by LOR, Inc. All other expenses related to the hangar are also shared equally by Rollins, Inc. and LOR, Inc. Total expenses for 2003 were approximately $116,000, which includes rental, utilities, maintenance and repairs, depreciation, property tax and miscellaneous expense. Pursuant to this arrangement the usage is billed on a monthly basis. The Jetstar II was charged at a rate of $5,250 before it was sold and the Gulstream III's are charged at a rate of $12,745 each, per month. All expenses related to each respective aircraft are paid for by the owner of each aircraft, except for fuel. Fuel is paid for by Rollins, Inc. and billed monthly to the company using the aircraft. Additionally, when Mr. R. Randall Rollins and Mr. Gary W. Rollins used the JetStar II, prior to its sale, or use the Gulfstream III N330WR for personal use they are billed for such use at the rate of $1,000 per hour, which approximates the fuel cost. The total hourly usage for 2003 was approximately
5.4 hours or $5,400. The Company on occasion uses the Gulfstream III N30WR and is also billed for its use at a rate of $1,000 per hour, which approximates the fuel cost. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The property located at 2170 Piedmont Road is owned by Rollins Continental, Inc. a wholly owned subsidiary of Rollins, Inc. Currently LOR, Inc. occupies approximately 360 square feet of office space in the building located at 2170 Piedmont Road. The annual rental rate is $3,924. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The property located at 710 Lakeshore Circle is also owned by Rollins Continental, Inc. Currently LOR, Inc. occupies approximately 3,344 square feet of office space in the building located at 710 Lakeshore Circle. The annual rental rate is $40,800. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. The programmer/analyst is being used to further develop the PowerTrak Version 1.0 hand-held computer software purchased in the fourth quarter of 2002 (as discussed in the above paragraph). The hourly wage paid to LOR, Inc. was $32 per hour, which equated to $66,560 per year, including overhead. In the opinion of Management, these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the Company's October 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved an amendment to the arrangements with LOR, Inc. regarding the usage of the aircrafts, as discussed above, to provide that they would substitute the Gulfstream III N330WR for the Jetstar II, that was sold, with all other provisions remaining the same except that the Gulfstream III N330WR is charged at a rate of $12,745 per month. The decision was based on full disclosure including independent appraisals. In the opinion of Management, this related party transaction was reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

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

     Accrual  for  Termite  Contracts  - The  Company  maintains  an accrual for termite contracts representing the estimated costs of reapplications, repair claims, associated labor and chemicals, settlements, awards and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimate of the liability based upon historical claims information for the largest portion of the accrual. In addition, Management estimates and accrues for costs outside the scope of the actuarial study including the estimated costs of retreatments, representing costs to be incurred that are estimatable at the balance sheet date, as well as liability and costs associated with claims in litigation. The actuarial study and historical experience are major considerations in determining the accrual balance, along with Management's knowledge of changes in business practices, contract changes, ongoing claims, and termite remediation trends. The accrual is established based on all these factors. Management makes judgments utilizing these operational and other factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

     Accrued Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to accurately predict future significant claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

     Revenue Recognition - The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided. Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Franchise fees are treated as unearned revenue in the Statement of Financial Position for the duration of the initial contract period. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

     Contingency Accruals - The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for
     Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of Management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flow

                                                                             Years ended December 31
                                                                  ------------------------------------------
        (in thousands)                                                2003             2002           2001
        ----------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                   $62,019          $53,694        $29,558
        Net Cash Used in Investing Activities                       (34,006)         (12,155)        (9,178)
        Net Cash Used in Financing Activities                        (6,788)         (11,874)       (12,129)

        Net Increase in Cash and Short-Term Investments              21,225           29,665          8,251
        ----------------------------------------------------------------------------------------------------

     The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $55.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $62.0 million for the year ended December 31, 2003, compared with cash provided by operating activities of $53.7 million in 2002 and $29.6 million in 2001. The 2003 results were achieved primarily from higher Net Income and strong advance payments received from customers. The decrease in Long-Term Accrued Liabilities in 2003 was due to a $5.0 million and a $9.8 million contribution to the defined benefit retirement plan made in April and December of 2003, respectively.

     The Company invested approximately $10.6 million in capital expenditures during the year ended December 31, 2003. Capital expenditures for the year consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $10.0 million and $12.0 million in 2004 in capital expenditures. During the year, the Company made several acquisitions totaling $1.5 million compared to $1.8 million during 2002. The Company continues to seek new acquisitions and will give consideration to any unusually attractive acquisition opportunities presented. A total of $9.0 million was paid in cash dividends ($0.05 per share a quarter) during the year, compared to $6.0 million or $0.033 per share a quarter during 2002. The Company did not repurchase any shares of Common Stock in 2003 and there remain 649,684 shares authorized to be repurchased. At the January 27, 2004 Board of Directors' Meeting the Board approved a 20% increase in the quarterly dividend, from $0.05 to $0.06 per share to holders of record on February 10, 2004 payable March 10, 2004. The Company has increased the dividend for the second consecutive year. The capital expenditures, acquisitions, stock repurchases and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $55.0 million credit facility with a commercial bank, of which $32.0 million in Letters of Credit were outstanding as of December 31, 2003 and February 27, 2004.

     On March 8, 2004, the Company entered into a definitive agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. and its affiliates. The aggregate consideration will be paid in a combination of cash and marketable securities, on hand as well as borrowings from an outside party to be arranged in connection with the purchase, and is expected to range from approximately $105.0 to

$110.0 million. The amount to be financed has not been determined at this time. The Company is anticipating closing on the purchase in the second quarter of 2004.

     Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren, Allen, Petsch, and Stevens cases. For further discussion, see Note 7 to the accompanying financial statements.

     The Company made a required contribution of $5.0 million and a voluntary contribution of $9.8 million to its defined benefit retirement plan (the "Plan") during 2003 as a result of the Plan's funding status. Upon evaluation of the plan as of December 31, 2003, it was determined that the plan's accumulated benefit obligation was funded and therefore the previously recorded minimum pension liabilities were reversed. The Company believes that it will make contributions in the amount of approximately $3.0 to $6.0 million in 2004. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

     The decline in the Accrual for Termite Contracts of $2.6 million or 5.5% reflects improvement in the experience rate. The number of new termite claims declined for the fifth year in a row and was 10.9% lower than 2002, which is a result of improved treatment techniques, more effective termiticides, shorter term guarantees and quality assurance initiatives. Accrued Insurance decreased $2.9 million or 6.9% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with self-insured risks.

Contractual Obligations

     The impact that the Company's contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                                   Payments due by period
                                      ---------------------------------------------------------------------------------
                                                       Less than 1                                        More than 5
Contractual Obligations(in thousands)      Total           year           1-3 years       3-5 years          years
-----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                             $   713           $   378          $   294         $    41          $   ---
Non-cancelable operating leases             71,327            19,144           25,873          10,470           15,840
Acquisition notes payable                    3,747             1,162            1,915             502              168
                                      -------------- ---------------- ---------------- --------------- ----------------
         Total (1)                         $75,787           $20,684          $28,082         $11,013          $16,008
-----------------------------------------------------------------------------------------------------------------------

(1) Minimum pension funding requirements are not included as such amounts have not been determined. The Company estimates that it will contribute approximately $3.0 to $6.0 million to the plan in fiscal 2004.

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

     In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Boards issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extends the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The Company believes the adoption of the Interpretation, with respect to variable interest entities created prior to February 1, 2003 will not have a material impact on the financial position, results of operations or liquidity of the Company. During 2003, the Company adopted FIN 46 with respect to franchise entities created after January 31, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations (see Note 1 to the accompanying financial statements).

Forward-Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, related party transactions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. ("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2004 capital expenditures; the impact of recent accounting pronouncements; the expected outcome of the growth of national account revenue; and the impact of expected pension plan contributions in the near future. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     As of December 31, 2003, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $55.0 million credit facility. Due to the absence of such borrowings as of December 31, 2003, this risk was not significant in 2003 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $32.0 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------

At December 31, (in thousands except share and per share data)                          2003                   2002
                                                                              -----------------------------------------
ASSETS
            Cash and Short-Term Investments                                           $ 59,540                $ 38,315
            Marketable Securities                                                       21,866                     ---
            Trade Receivables, Net of Allowance for Doubtful Accounts of
                $4,616 and $5,441, respectively                                         48,471                  48,671
            Materials and Supplies                                                       9,837                  10,662
            Deferred Income Taxes                                                       23,243                  20,035
            Other Current Assets                                                         7,414                   9,470
                                                                           --------------------------------------------
                Current Assets                                                         170,371                 127,153

            Equipment and Property, Net                                                 35,836                  38,880
            Goodwill                                                                    72,498                  72,392
            Customer Contracts and Other Intangible Assets                              30,333                  35,507
            Deferred Income Taxes                                                       15,902                  44,406
            Other Assets                                                                24,964                     ---
                                                                           --------------------------------------------
                Total Assets                                                          $349,904                $318,338
                                                                           --------------------------------------------

LIABILITIES
            Accounts Payable                                                          $ 12,290                $ 12,138
            Accrued Insurance                                                           13,050                  11,740
            Accrued Compensation and Related Liabilities                                31,019                  29,554
            Unearned Revenue                                                            46,007                  43,049
            Accrual for Termite Contracts                                               21,500                  19,000
            Other Current Liabilities                                                   21,156                  15,312
                                                                           -------------------- -----------------------
                Current Liabilities                                                    145,022                 130,793

            Accrued Insurance, Less Current Portion                                     26,024                  30,222
            Accrual for Termite Contracts, Less Current Portion                         22,373                  27,446
            Accrued Pension                                                                ---                  10,769
            Long-Term Accrued Liabilities                                               17,711                  28,418
                                                                           --------------------------------------------
                Total Liabilities                                                      211,130                 227,648
                                                                           --------------------------------------------

          Commitments and Contingencies

STOCKHOLDERS' EQUITY
            Common Stock, par value $1 per share; 99,500,000
                shares authorized; 45,156,674 and 44,799,368
                shares issued and outstanding, respectively                             45,157                  44,799
            Additional Paid-In Capital                                                   4,408                     299
            Accumulated Other Comprehensive Loss                                          (314)                (16,947)
            Retained Earnings                                                           89,523                  62,539
                                                                           --------------------------------------------
                Total Stockholders' Equity                                             138,774                  90,690
                                                                           --------------------------------------------
                Total Liabilities and Stockholders' Equity                            $349,904                $318,338
                                                                           --------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, (in thousands except per share data)                      2003               2002              2001
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
        Customer Services                                                        $677,013           $665,425          $649,925
                                                                           ----------------------------------------------------

COSTS AND EXPENSES
        Cost of Services Provided                                                 362,422            361,318           361,921
        Depreciation and Amortization                                              20,179             21,635            20,292
        Sales, General and Administrative                                         236,514            238,180           240,628
        (Gain)/Loss on Sale of Assets                                              (1,700)               762               (44)
        Interest Income                                                              (432)              (196)             (198)
                                                                           ----------------------------------------------------
                                                                                  616,983            621,699           622,599

INCOME BEFORE INCOME TAXES                                                         60,030             43,726            27,326
                                                                           ----------------------------------------------------

PROVISION FOR INCOME TAXES
        Current                                                                    13,864             13,680             6,771
        Deferred                                                                   10,405              2,936             3,613
                                                                           ----------------------------------------------------
                                                                                   24,269             16,616            10,384
                                                                           ----------------------------------------------------
NET INCOME                                                                       $ 35,761           $ 27,110          $ 16,942
                                                                           ----------------------------------------------------

EARNINGS PER SHARE - BASIC
           Net Income                                                            $   0.79           $   0.60          $   0.37
                                                                           ----------------------------------------------------
EARNINGS PER SHARE - DILUTED
           Net Income                                                            $   0.77           $   0.60          $   0.37
                                                                           ----------------------------------------------------

        Average Shares Outstanding - Basic                                         45,069             45,021            45,200

        Average Shares Outstanding - Diluted                                       46,206             45,409            45,398

DIVIDENDS PAID PER SHARE                                                         $   0.20           $   0.13         $    0.13

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                               Accumulated
                                                                                                 Other
                                 Common Stock      Retained      Paid-      Comprehensive    Comprehensive   Treasury
                              Shares     Amount    Earnings    In-Capital   Income (Loss)    Income (Loss)     Stock        Total
                             ------------------------------------------------------------------------------------------------------
Balance at January 1, 2001    45,054     $45,054   $33,545     $    ---     $     ---        $     ---       $   ---      $ 78,599
                                                                                                                           --------
Net Income                                          16,942                     16,942                                       16,942
Other Comprehensive Income,
   Net of Tax
 Minimum Pension Liability
   Adjustment                                                                  (4,047)                                      (4,047)
 Foreign Currency
   Translation Adjustments                                                       (775)                                        (775)
                                                                              --------                                     --------
Other Comprehensive Loss                                                       (4,822)          (4,822)
                                                                              --------
Comprehensive Income                                                        $  12,120
                                                                              --------
Cash Dividends                                      (6,028)                                                                 (6,028)
Common Stock Purchased                                           (1,503)                                        (107)       (1,610)
Common Stock Issued for
   Acquisitions of Companies      31          31                    469                                          ---           500
Issuance of 401(k) Company
   Match                         108         108                  1,712                                          ---         1,820
Three-for-Two Stock Split         71          71       (17)                                                      (54)          ---
Other                              2           2        95                                                       ---            97
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 2001  45,266     $45,266   $44,537     $    678     $     ---        $  (4,822)      $  (161)     $ 85,498
                                                                                                                           --------
Net Income                                          27,110                     27,110                                       27,110
Other Comprehensive Income,
   Net of Tax
 Minimum Pension Liability
   Adjustment                                                                 (12,135)                                     (12,135)
 Foreign Currency
   Translation Adjustments                                                         10                                           10
                                                                              --------
Other Comprehensive Loss                                                      (12,125)         (12,125)
                                                                              --------
Comprehensive Income                                                        $  14,985
                                                                              --------
Cash Dividends                                      (6,004)                                                                 (6,004)
Common Stock Purchased           (90)        (90)   (3,316)      (2,519)                                        (241)       (6,166)
Issuance of 401(k) Company
  Match                          ---         ---                  1,634                                           90         1,724
Three-for-Two Stock Split        (27)        (27)      102                                                       (75)          ---
Other                             37          37       110          506                                          ---           653
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 2002  45,186     $45,186   $62,539    $     299     $     ---        $ (16,947)      $  (387)     $ 90,690
                                                                                                                           --------
Net Income                                          35,761                     35,761                                       35,761
Other Comprehensive Income,
   Net of Tax
 Minimum Pension Liability
   Adjustment                                                                  16,182                                       16,182
 Foreign Currency
   Translation Adjustments                                                        518                                          518
 Unrealized Loss  on
   Investments                                                                    (67)                                         (67)
                                                                              --------
Other Comprehensive Income                                                     16,633           16,633
                                                                              --------
Comprehensive Income                                                        $  52,394
                                                                              --------
Cash Dividends                                      (9,010)                                                                 (9,010)
Issuance of 401(k) Company
   Match                         ---         ---                  2,087                                           72         2,159
Three-for-Two Stock Split         24          24        75                                                       (99)          ---
Other                            361         361       158        2,022                                                      2,541
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 2003  45,571     $45,571   $89,523    $   4,408     $     ---        $    (314)      $  (414)     $138,774
                             ------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, (in thousands except per share data)                      2003               2002              2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income                                                                  $ 35,761           $ 27,110          $ 16,942
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation and Amortization                                             20,179             21,635            20,292
         Provision for Deferred Income Taxes                                       10,405              3,643             3,360
         Other, Net                                                                   654                955               250
     (Increase) Decrease in Assets:
         Trade Receivables                                                            339              (115)            1,620
         Materials and Supplies                                                       878              1,244             1,085
         Other Current Assets                                                       2,056                945            (3,396)
         Other Non-Current Assets                                                    (199)               (44)           (2,476)
     Increase (Decrease) in Liabilities:
         Accounts Payable and Accrued Expenses                                      9,776             (6,645)            5,413
         Unearned Revenue                                                           2,959             15,579             1,088
         Accrued Insurance                                                         (2,889)              (663)           (6,322)
         Accrual for Termite Contracts                                             (2,573)            (4,429)           (6,776)
         Long-Term Accrued Liabilities                                            (15,327)            (5,521)           (1,522)
                                                                           ----------------------------------------------------
     Net Cash Provided by Operating Activities                                     62,019             53,694            29,558
                                                                           ----------------------------------------------------

INVESTING ACTIVITIES
     Purchases of Equipment and Property                                          (10,597)           (10,367)           (8,474)
     Acquisitions of Companies                                                     (1,543)            (1,788)             (704)
     Purchase of Marketable Securities, Net                                       (21,866)               ---               ---
                                                                           ----------------------------------------------------
     Net Cash Used in Investing Activities                                        (34,006)           (12,155)           (9,178)
                                                                           ----------------------------------------------------

FINANCING ACTIVITIES
     Dividends Paid                                                                (9,010)            (6,004)           (6,028)
     Common Stock Purchased                                                           ---             (6,166)           (1,610)
     Payments on Capital Leases                                                       ---               (256)           (1,829)
     Payments under the Credit Facility                                               ---                ---            (1,400)
     Other                                                                          2,222                552            (1,262)
                                                                           ----------------------------------------------------
     Net Cash Used in Financing Activities                                         (6,788)           (11,874)          (12,129)
                                                                           ----------------------------------------------------

     Net Increase in Cash and Short-Term Investments                               21,225             29,665             8,251
     Cash and Short-Term Investments at Beginning of Year                          38,315              8,650               399
                                                                           ----------------------------------------------------
     Cash and Short-Term Investments at End of Year                              $ 59,540           $ 38,315          $  8,650
                                                                           ----------------------------------------------------

     Supplemental Disclosure of Cash Flow Information
              Cash Paid for Interest                                             $    349           $    436          $    581
              Cash Paid for Income Taxes                                         $ 20,213           $ 10,893          $  5,954

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002, and 2001, Rollins, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description - Rollins, Inc. (the "Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

     Orkin, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.6 million customers. Orkin serves customers in the United States, Canada, and Mexico, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin(R) and PCO Services, Inc.(R) trademarks and the AcuridSM service mark.

     The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation - In accordance with SFAS 94 and with Rule 3A-02(a) of Regulation S-X, the Company's policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other entities that require consolidation.

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

Revenues - The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided. Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Franchise fees are treated as unearned revenue in the Statement of Financial Position for the duration of the initial contract period. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

Advertising - Advertising expenses are charged to income during the year in which they are incurred. The total advertising costs were approximately $31.9 million, $30.0 million and $30.2 million in 2003, 2002 and 2001, respectively.

Cash and Short-Term Investments - The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments are stated at cost, which approximates fair market value.

Marketable Securities - The Company maintains investments held with several large, well-capitalized financial institutions. The Company's investment policy does not allow investment in any securities rated less than "investment grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. Realized losses on sales of marketable securities totaled $24,900 for the year ended December 31, 2003. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2003, the fair value of marketable securities approximates $22.0 million and includes an unrealized loss of $108,787. The Company's marketable securities generally consist of United States government, corporate and municipal debt securities. All of the Company's marketable securities at December 31, 2003 mature in less than twelve months.

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

Equipment and Property - Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $13.6 million in 2003, $15.0 million in 2002 and $13.6 million in 2001, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income.

Insurance - The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events.

Accrual for Termite Contracts - The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims, associated labor and chemicals, settlements, awards and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimate of the liability based upon historical claims information for the largest portion of the accrual. In addition, Management estimates and accrues for costs outside the scope of the actuarial study including the estimated costs of retreatments, representing costs to be incurred that are estimatable at the balance sheet date, as well as liability and costs associated with claims in litigation. The actuarial study and historical experience are major considerations in determining the accrual balance, along with Management's knowledge of changes in business practices, contract changes, ongoing claims, and termite remediation trends. The accrual is established based on all these factors. Management makes judgments utilizing these operational and other factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

Contingency Accruals - The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of Management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Earnings Per Share - In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS in 2002 and 2001 have been restated for the three-for-two stock split in March of 2003. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

(in thousands except per share data and per share amounts)                     2003        2002      2001
------------------------------------------------------------------------------------------------------------
Basic and diluted earnings available to stockholders (numerator):            $ 35,761    $ 27,110  $ 16,942
Shares (denominator):
         Weighted-average shares outstanding                                   45,069      45,021    45,200
         Effect of Dilutive securities:
                  Employee Stock Options                                        1,137         388       198
                                                                           ---------------------------------

                  Adjusted Weighted-Average Shares                             46,206      45,409    45,398

Per share amounts:
         Basic earnings per common share                                     $   0.79    $   0.60  $   0.37
         Diluted earnings per common share                                   $   0.77    $   0.60  $   0.37
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

                                                                         Years Ended December 31,
                                                              ----------------------------------------------
         (in thousands, except per share data)                     2003           2002           2001
         ---------------------------------------------------------------------------------------------------
         Net income, as reported                                 $ 35,761       $ 27,110       $ 16,942
         Deduct:  Total stock-based employee compensation
            expense determined under fair value based method
            for all awards, net of related tax effects
                                                                   (1,240)        (1,853)        (1,508)
                                                              ----------------------------------------------
         Pro forma net income                                    $ 34,521       $ 25,257       $ 15,434
                                                              ----------------------------------------------

         Earnings per share:
             Basic-as reported                                   $   0.79       $   0.60       $   0.37
             Basic-pro forma                                     $   0.77       $   0.56       $   0.34

             Diluted-as reported                                 $   0.77       $   0.60       $   0.37
             Diluted-pro forma                                   $   0.75       $   0.56       $   0.34
         ---------------------------------------------------------------------------------------------------

     The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001 was $4.05, $2.53, and $3.57, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                         2003            2002            2001
--------------------------------------------------------------------------------
Risk-Free Interest Rate                    3.96%           3.98%           5.10%
Expected Life, in Years        Range from 4 to 8   Range from 4 to 8          8
Expected Volatility                       10.70%          12.50%          15.76%
Expected Dividend Yield                    1.07%           1.04%           1.10%
--------------------------------------------------------------------------------

Comprehensive  Income (Loss) - Other  Comprehensive  Income (Loss)  results from
foreign  currency  translations,   minimum  pension  liability  adjustments  and
unrealized loss on marketable securities.

New Accounting Standards - In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003. This EITF addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting service involves multiple deliverables, consisting of an initial directed liquid termiticide treatment, installation of termite monitoring stations, and subsequent periodic monitoring inspections. The portion of the termite baiting service sales price applicable to subsequent periodic monitoring inspections, which is determined based on fair value, is deferred and recognized over the first year of each contract. The portion of the sales price applicable to the termiticide treatment and installation of the monitoring services is determined under the residual method (the total sales price less the fair value of the monitoring inspections). Revenues from the termiticide treatment and installation of the termite monitoring stations are recognized upon performance of the service and installation. The adoption of this EITF did not have a significant effect on the Company's financial position, results of operations or liquidity.

     In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Boards issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extends the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The Company believes the adoption of the Interpretation, with respect to variable interest entities created prior to February 1, 2003, will not have a material impact on the financial position, results of operations or liquidity of the

Company. During 2003, the Company adopted FIN 46 with respect to franchise entities created after January 31, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations.

Franchising Program - Orkin has 44 franchises as of December 31, 2003, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. As of December 31, 2003 and 2002, notes receivable from franchises aggregated $3.9 million and $2.6 million, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonable assured, which amounted to approximately $2.2 million in 2003, $1.1 million in 2002, and $0.3 million in 2001, and are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.4 million and $1.1 million at December 31, 2003 and 2002, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $1.4 million in 2003, $1.2 million in 2002, and $0.9 million in 2001. The Company's maximum exposure to loss relating to the franchises aggregate $2.5 million and $1.5 million in December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Reclassifications - Certain amounts for previous years have been reclassified to conform with the 2003 consolidated financial statement presentation.

Three-for-Two Stock Split - The Board of Directors, at its quarterly meeting on January 28, 2003, authorized a three-for-two stock split by the issuance on March 10, 2003 of one additional common share for each two common shares held of record at February 10, 2003. All share and per share data for 2002 and 2001 appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

2.   TRADE RECEIVABLES
     Trade receivables, net, at December 31, 2003, totaling $48.5 million and at December 31, 2002, totaling $48.7 million, are net of allowances for doubtful accounts of $4.6 million and $5.4 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $6.2 million and $6.4 million at the end of 2003 and 2002, respectively. Trade receivables also include notes receivable due from franchises which amount to $3.9 million and $2.6 million as of December 31, 2003 and 2002, respectively. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates. The Allowance For Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to company policies that are specific to pest control, commercial and termite accounts. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. Receivables due from related parties were $55,000 as of December 31, 2003, as compared to $64,000 as of December 31, 2002.

3.   EQUIPMENT AND PROPERTY
     Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

(in thousands)                                               2003         2002
--------------------------------------------------------------------------------
Buildings                                                 $ 13,194     $ 13,118
Operating Equipment                                         39,273       34,522
Furniture and Fixtures                                       5,845        6,601
Computer Equipment and Systems                              30,417       32,544
                                                       -------------------------
                                                            88,729       86,785
Less - Accumulated Depreciation                             57,747       52,381
                                                       -------------------------
                                                            30,982       34,404
Land                                                         4,854        4,476
                                                       -------------------------
                                                          $ 35,836     $ 38,880
--------------------------------------------------------------------------------

4.   GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangibles consist primarily of goodwill and customer contracts and also includes trademarks and non-compete agreements, all related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $72.5 million as of December 31, 2003 and $72.4 million as of December 31, 2002. Goodwill arising from acquisitions prior to November 1970 has never been amortized for financial statement purposes, since, in the opinion of Management, there has been no decrease in the value of the acquired businesses. Prior to 2002, the values assigned to all intangible assets, including goodwill for acquisitions completed subsequent to November 1970 and prior to June 30, 2001, were amortized on a straight-line basis over the estimated useful lives of the assets, not exceeding 40 years.

     On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed its annual impairment analyses as of September 30, 2003. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

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

                                                                December 31,
                                                       -------------------------
(in thousands)                                               2003         2002
--------------------------------------------------------------------------------
Customer  contracts                                       $ 46,563     $ 44,963
Less:  accumulated amortization                            (18,474)     (13,036)
                                                       -------------------------
                                                          $ 28,089     $ 31,927
--------------------------------------------------------------------------------

Had the Company adopted the provisions of Statement 142 as of January 1, 2001, the effects on net income would have been as follows:

                                                                   Years ended December 31,
                                                     -------------------------------------------------
(in thousands)                                            2003            2002             2001
------------------------------------------------------------------------------------------------------
Net income (as reported)                                $ 35,761        $ 27,110         $ 16,942
Effect of ceasing goodwill amortization                      ---             ---            2,219
Effect of change in customer contract lives                  ---             ---           (2,005)
                                                     -------------------------------------------------
Pro forma net income                                    $ 35,761        $ 27,110         $ 17,156
Pro forma basic net income per share                    $   0.79        $   0.60         $   0.38
Pro forma diluted net income per share                  $   0.77        $   0.60         $   0.38
------------------------------------------------------------------------------------------------------

Total intangible amortization expense was approximately $6.9 million in 2003, $6.7 million in 2002 and $6.6 million in 2001. Amortization of customer contracts and non-competes was approximately $6.9 million in 2003, $6.7 million in 2002 and $4.4 million in 2001 and goodwill amortization was $2.2 million in 2001. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

              December 31,
              -------------------------------------------------
              2004                                      $6,617
              2005                                       6,143
              2006                                       5,981
              2007                                       5,542
              2008                                       5,101

5.   INCOME TAXES
     The Company's income tax provision consisted of the following:

(in thousands)                                            2003            2002             2001
------------------------------------------------------------------------------------------------------
Current:
     Federal                                            $ 10,238        $  9,969         $  4,405
     State                                                 2,188           2,644            1,095
     Foreign                                               1,438           1,067            1,271

Deferred:
     Federal                                               9,955           2,707            3,254
     State                                                   607             232              359
     Foreign                                                (157)             (3)             ---
                                                     -------------------------------------------------
Total income tax provision                              $ 24,269        $ 16,616         $ 10,384
------------------------------------------------------------------------------------------------------

     The primary factors causing income tax expense to be different than the federal statutory rate for 2003, 2002 and 2001 are as follows:

(in thousands)                                            2003            2002             2001
------------------------------------------------------------------------------------------------------
Income taxes at statutory rate                          $ 21,010        $ 15,304         $  9,564
State income tax expense (net of Federal benefit)          1,817           1,719              712
Foreign tax expense                                        1,200             874              360
Other                                                        242         (1,281)            (252)
                                                     -------------------------------------------------
                                                        $ 24,269        $ 16,616         $ 10,384
------------------------------------------------------------------------------------------------------

     The Provision for Income Taxes resulted in an effective tax rate of 40.4% on Income Before Income Taxes for the year ended December 31, 2003. For 2002 and 2001, the effective tax rate was 38.0%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2003, 2002 and 2001, the Company paid income taxes of $20.2 million, $10.9 million and $5.9 million, respectively, net of refunds.

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                December 31,
                                                       -------------------------
(in thousands)                                               2003         2002
--------------------------------------------------------------------------------
Deferred tax assets:
         Termite Accrual                                  $ 15,977     $ 16,747
         Insurance and Contingencies                        20,471       26,596
         Compensation and Benefits                           2,772        2,211
         Net Pension Liability                                 ---        2,193
         State Operating Loss Carryforwards                  7,784        7,784
         Other                                               3,958       11,383
                                                       -------------------------
                                                            50,962       66,914

Deferred tax liabilities:
         Prepaid Pension                                    (9,611)         ---
         Depreciation and Amortization                      (2,206)      (2,473)
                                                       -------------------------
                                                           (11,817)      (2,473)
                                                       -------------------------
Net deferred tax asset                                    $ 39,145     $ 64,441
--------------------------------------------------------------------------------

6.   ACCRUAL FOR TERMITE CONTRACTS
     A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands)                                            2003            2002             2001
------------------------------------------------------------------------------------------------------
Beginning Balance                                       $ 46,446        $ 50,875         $ 57,651
Current Year Provision                                    21,600          21,050           17,800
Settlements, Claims and Expenditures                     (24,173)        (25,479)         (24,576)
                                                     -------------------------------------------------
Ending Balance                                          $ 43,873        $ 46,446         $ 50,875
------------------------------------------------------------------------------------------------------

7.   COMMITMENTS AND CONTINGENCIES
     The Company has several operating leases expiring at various dates through 2017. The minimum lease payments under non-cancelable operating leases with terms in excess of one year, in effect at December 31, 2003, are summarized as follows:

(In thousands)
-----------------------------------------------------------------
2004                                                    $ 19,144
2005                                                      16,212
2006                                                       9,661
2007                                                       5,918
2008                                                       4,552
Thereafter                                                15,840
                                                     ------------
                                                        $ 71,327
-----------------------------------------------------------------

     Total rental expense under operating leases charged to operations was $28.0 million, $27.4 million and $28.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company maintains a credit facility with a bank that allows it to borrow up to $55.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR) under which $32.0 million in Letters of Credit were outstanding at December 31, 2003. No borrowings were outstanding under this credit facility as of December 31, 2003, 2002 or 2001.

     Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. The trial is currently set for early June 2004. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Elizabeth Allen and William Allen et al. v. Rollins, Inc. and Orkin Exterminating Company, Inc.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. The Company believes them to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS
     The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $14.8 million to the Plan in 2003. Effective January 1, 2002, the Company adopted amendments to the Plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected in benefit obligations below.

     The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of December 31:

(in thousands)                                               2003         2002
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Obligation at Beginning of Year                           $109,294     $ 94,006
         Service Cost                                        4,682        3,825
         Interest Cost                                       7,800        7,246
         Actuarial Loss                                     10,205        8,081
         Benefits Paid                                      (4,149)      (3,864)
                                                       -------------------------
Obligation at End of Year                                  127,832      109,294

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year              88,713       76,942
         Actual Return on Plan Assets                       16,398       (4,365)
         Employer Contribution                              14,800       20,000
         Benefits Paid                                      (4,149)      (3,864)
                                                       -------------------------
Fair Value of Plan Assets at End of Year                   115,762       88,713
                                                       -------------------------
Funded Status                                              (12,070)     (20,581)
Unrecognized Net Actuarial Loss                             42,511       42,236
Unrecognized Prior Service Benefit                          (5,477)      (6,345)
Adjustment Required to Recognize Minimum Liability             ---      (26,079)
--------------------------------------------------------------------------------
Net Amount Recognized                                     $ 24,964     $(10,769)
--------------------------------------------------------------------------------

Amounts Recognized in the Statements of Financial Condition Consist of:
--------------------------------------------------------------------------------
(in thousands)                                               2003         2002
--------------------------------------------------------------------------------
Prepaid cost                                              $ 24,964     $ 15,310
Minimum pension liability                                      ---      (26,079)
                                                       -------------------------
Net Amount Recognized                                     $ 24,964     $(10,769)
--------------------------------------------------------------------------------
     The accumulated benefit obligation for the defined benefit pension plan was $115,653 and $99,483 at December 31, 2003 and 2002, respectively. Rollins, Inc. uses a December 31 measurement date for its Qualified Plan.

     Increases (decreases) in the minimum pension liability which were charged (credited) to other comprehensive income (loss) were $26.1 million, ($19.9) million and ($6.2) million in 2003, 2002 and 2001, respectively.

     The weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

                                                             2003         2002
--------------------------------------------------------------------------------
Projected Benefit Obligation
Discount Rate                                               6.250%       6.875%
Rate of Compensation Increase                               3.500%       3.875%

Net Benefit Cost
Discount Rate                                               6.875%       7.375%
Expected Return on Plan Assets                              8.000%       8.000%
Rate of Compensation Increase                               3.875%       4.375%
--------------------------------------------------------------------------------

     The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

     The components of net periodic benefit cost for the past three years are summarized as follows:

(in thousands)                                            2003            2002             2001
------------------------------------------------------------------------------------------------------
Service Cost                                            $  4,682        $  3,825         $  4,794
Interest Cost                                              7,800           7,246            7,207
Expected Return on Plan Assets                            (8,492)         (7,553)          (7,458)
Net Amortizations:
   Amortization of Net Loss                                2,023             838               62
   Amortization of Net Prior Service Benefit                (868)           (868)             (75)
                                                     -------------------------------------------------
Net Periodic Benefit Cost                               $  5,145        $  3,488         $  4,530
------------------------------------------------------------------------------------------------------

     At December 31, 2003 and 2002, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $10.2 million and $7.7 million at December 31, 2003 and 2002, respectively.

     The Plan's weighted average asset allocation at December 31, 2003 and 2002 by asset category, along with the target allocation for 2004, are as follows:

                                                       Target        Percentage of       Percentage of
                                                    Allocations    Plan Assets as of   Plan Assets as of
Asset Category                                        for 2004     December 31, 2003   December 31, 2002
--------------------------------------------------------------------------------------------------------
Equity Securities - Rollins stock                          10.0%            8.8%             8.7%
Equity Securities - all other                              46.5%            48.5%           46.6%
Debt Securities - core fixed income                        37.0%            37.8%           39.0%
Debt Securities - high yield                                  0%               0%              0%
Real Estate                                                   0%               0%              0%
Other                                                       6.5%             4.9%            5.7%
                                                     ---------------------------------------------------
Total                                                     100.0%           100.0%          100.0%
--------------------------------------------------------------------------------------------------------

     Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute $3.0 to $6.0 million to the pension plan in 2004.

     The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The plan provides for a matching contribution (made in the form of Common Stock of the Company) of thirty cents ($.30) for each one dollar ($1.00) of a participant's contributions to the plan that do not exceed 6 percent of his or her annual compensation (which includes commissions, overtime and bonuses). The Company match percentage remained the same in 2003. The charges to expense for the Company match were approximately $2.3 million in 2003, $2.3 million in 2002 and $2.0 million in 2001. At December 31, 2003, 2002 and 2001 approximately, 26.6%, 22.9% and 17%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the plan were approximately $265,000 in 2003, $278,500 in 2002 and $308,000 in 2001.

     The Company has one Employee Stock Incentive Plan, adopted in April 1998 (the "1998 Plan") as a supplement to the 1994 Plan. An aggregate of 2.25 million shares of Common Stock may be granted under various stock incentive programs pursuant to this plan, at a price not less than the market value of the underlying stock on the date of grant. Options may be issued under the 1998 Plan through April 2008. The majority of options expire ten years from the date of grant, if not exercised, and vest 20% each year over 5 years.

     Options are also outstanding under prior Employee Stock Incentive Plans (the "1984 Plan" and the "1994 Plan"). Under these plans, 4.05 million shares of Common Stock were subject to options granted during the ten-year periods ended October 1994 and January 2004, respectively. The options were granted at the fair market value of the shares on the date of grant and expire ten years from the date of grant, if not exercised. No additional options will be granted under the 1984 Plan and 1994 Plan.

     Option transactions during the last three years for the 1984, 1994 and 1998 plans are summarized as follows:

                                                          2003            2002             2001
------------------------------------------------------------------------------------------------------
Number of Shares Under Stock Options:
Outstanding at Beginning of Year                       3,327,883       2,465,250        2,753,160
         Granted                                         450,000       1,168,500          258,750
         Exercised                                      (320,472)        (67,667)          (6,075)
         Cancelled                                      (286,738)       (238,200)        (540,585)
                                                     -------------------------------------------------
Outstanding at End of Year                             3,170,673       3,327,883        2,465,250
Exercisable at End of Year                             1,594,622       1,388,252        1,082,070
Weighted-Average Exercise Price:
Granted                                               $    18.64      $    12.85       $    12.17
Exercised                                                  11.41           10.45             8.83
Cancelled                                                  13.06           12.15            13.05
Outstanding at End of Year                                 13.31           12.43            12.16
Exercisable at End of Year                                 12.54           12.44            12.60
------------------------------------------------------------------------------------------------------

     Information with respect to options outstanding and options exercisable at December 31, 2003 is as follows:

                                       Average Remaining
                                       Contractual Life          Number
Exercise Price   Number Outstanding       (In Years)          Exercisable
--------------------------------------------------------------------------------
   $ 18.92            70,500                  0.08               52,200
     16.17             4,500                  1.08                2,700
     13.92            16,500                  2.08                9,900
     12.83            94,923                  3.08               74,673
     13.13           633,014                  4.33              633,014
     10.88           547,440                  5.08              402,389
      9.83           134,407                  6.08               60,907
     12.17           180,637                  7.08               65,887
     12.77           975,752                  8.08              261,752
     14.04            78,000                  8.08               31,200
     18.64           435,000                  9.08                  ---
--------------------------------------------------------------------------------
                   3,170,673                                  1,594,622
--------------------------------------------------------------------------------

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
     Accumulated other comprehensive income/(loss) consists of the following (in thousands):

                                                                                  Unrealized
                                           Minimum             Foreign               Loss
                                           Pension             Currency          on Marketable
                                          Liability          Translation           Securities          Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            $      ---          $      ---           $      ---        $      ---
Change during 2001:
    Before-tax amount                       (6,212)             (1,192)                 ---            (7,404)
    Tax benefit                              2,165                 417                  ---             2,582
                                       ------------------------------------------------------------------------
                                            (4,047)               (775)                 ---            (4,822)
                                       ------------------------------------------------------------------------
Balance at December 31, 2001            $   (4,047)         $     (775)          $      ---        $   (4,822)

Change during 2002:
    Before-tax amount                      (19,867)                 14                  ---           (19,853)
    Tax benefit (expense)                    7,732                  (4)                 ---             7,728
                                       ------------------------------------------------------------------------
                                           (12,135)                 10                  ---           (12,125)
                                       ------------------------------------------------------------------------
Balance at December 31, 2002            $  (16,182)         $     (765)          $      ---        $  (16,947)
                                       ------------------------------------------------------------------------

Change during 2003:
    Before-tax amount                       26,079                 842                 (108)           26,813
    Tax benefit (expense)                   (9,897)               (324)                  41           (10,180)
                                       ------------------------------------------------------------------------
                                            16,182                 518                  (67)           16,633
                                       ------------------------------------------------------------------------
Balance at December 31, 2003            $      ---          $     (247)          $      (67)       $     (314)
---------------------------------------------------------------------------------------------------------------

     10. RELATED PARTY TRANSACTIONS At the Company's October 22, 2002 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved three related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company. The first approval was the purchase of the Rollins Training Center on October 31, 2002 for $3.1 million from RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. The second approval was the purchase of hand-held computer software development known as PowerTrak Version 1.0 from RRR Associates, a company controlled by R. Randall Rollins. The purchase was made during the fourth quarter of 2002 at an approved purchase price of $250,000. The third approval was a lease agreement effective July 1, 2002 that expires June 30, 2007 for company real estate in Okeechobee County, Florida to be leased to Rollins Ranch, a division of LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of
Rollins, Inc. The annual lease rate on this real estate is $131,939. In the opinion of Management, these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the Company's January 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved four related party transactions. The Audit Committee and the independent directors were furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of each transaction were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity. The first approval was the ratification of the current arrangement between Rollins, Inc. and LOR, Inc., a company controlled by R. Randall Rollins and Gary W. Rollins, related to sharing the aviation hangar located at the Dekalb-Peachtree Airport as well as the usage of a JetStar II, owned by Rollins, Inc., and the Gulfstream III N30WR, owned by LOR, Inc. The Jetstar II was sold by Rollins, Inc. in
October 2003 and Rollins, Inc. purchased a Gulfstream III N330WR to replace it in October 2003 (see discussion below). LOR, Inc. leases half of the hangar from Rollins, Inc. for a total annual lease amount of $14,873. This lease expires on January 24, 2008. The hangar currently houses three airplanes, two of which are not owned by Rollins, Inc. and reside on the portion of the hangar leased by LOR, Inc. All other expenses related to the hangar are also shared equally by Rollins, Inc. and LOR, Inc. Total expenses for 2003 were approximately $116,000, which includes rental, utilities, maintenance and repairs, depreciation, property tax and miscellaneous expense. Pursuant to this arrangement the usage is billed on a monthly basis. The Jetstar II was charged at a rate of $5,250 before it was sold and the Gulfstream III's are charged at a rate of $12,745 each, per month. All expenses related to each respective aircraft are paid for by the owner of each aircraft, except for fuel. Fuel is paid for by Rollins, Inc. and billed monthly to the company using the aircraft. Additionally, when Mr. R. Randall Rollins and Mr. Gary W. Rollins used the JetStar II, prior to its sale, or use the Gulfstream III N330WR for personal use they are billed for such use at the rate of $1,000 per hour, which approximates the fuel cost. The total hourly usage for 2003 was approximately 5.4 hours or $5,400. The Company on occasion uses the Gulfstream III N30WR and is also billed for its use at a rate of $1,000 per hour, which approximates the fuel cost. The second approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 2170 Piedmont Road N.E., Atlanta, Georgia 30324. The property located at 2170 Piedmont Road is owned by Rollins Continental, Inc. a wholly owned subsidiary of Rollins, Inc. Currently LOR, Inc. occupies approximately 360 square feet of office space in the building located at 2170 Piedmont Road. The annual rental rate is $3,924. The third approval was the ratification of the arrangement concerning the rental of office space to LOR, Inc. located at 710 Lakeshore Circle, Atlanta, Georgia 30324. The property located at 710 Lakeshore Circle is also owned by Rollins Continental, Inc. Currently LOR, Inc. occupies approximately 3,344 square feet of office space in the building located at 710 Lakeshore Circle. The annual rental rate is $40,800. The fourth approval was the ratification of the current arrangement related to the payment of fees for the services of a programmer/analyst that was employed by LOR, Inc. but has become employed by Rollins, Inc. in the first quarter of 2003. The programmer/analyst is being used to further develop the PowerTrak Version 1.0 hand-held computer software purchased in the fourth quarter of 2002 (as discussed in the above paragraph). The hourly wage paid to LOR, Inc. was $32 per hour, which equated to $66,560 per year, including overhead. In the opinion of Management, these related party transactions were reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     At the Company's October 28, 2003 Board of Directors' meeting, the independent directors of the Board of Directors and the Audit Committee approved an amendment to the arrangements with LOR, Inc. regarding the usage of the aircrafts, as discussed above, to provide that they would substitute the Gulfstream III N330WR for the Jetstar II, that was sold, with all other provisions remaining the same except that the Gulfstream III N330WR is charged at a rate of $12,745 per month. The decision was based on full disclosure including independent appraisals. In the opinion of Management, this related party transaction was reasonable and fair to the Company and will not have a material effect on the Company's financial position, results of operations or liquidity.

     Employees of Rollins, Inc. confer with employees of LOR, Inc. and RRR Associates and vice versa. No fees are charged for these services because, in the opinion of Management, the activity is mutually beneficial and offsetting.

11.  UNAUDITED QUARTERLY DATA
     All earnings per share data for the quarters prior to the second quarter of 2003 have been restated for the three-for-two stock split on March 10, 2003.

(In thousands except per share data)                        First            Second             Third            Fourth
------------------------------------------------------------------------------------------------------------------------
2003
Revenues                                                  $155,122          $185,105          $178,262          $158,524
Gross Profit (Revenues - Cost of Services Provided)         71,043            89,515            82,196            71,837
Net Income                                                   7,274            13,862             9,800             4,825(a)
Earnings per Share - Basic                                    0.16              0.31              0.22              0.11
Earnings per Share - Diluted                                  0.16              0.30              0.21              0.10
------------------------------------------------------------------------------------------------------------------------

(a)  During  the  fourth  quarter  of  2003,  the  Company   recorded   year-end
     adjustments to certain accrued  liabilities,  prepaid  expenses, accrued receivables  and income tax accounts resulting in a net after tax charge of
     $2.4 million ($0.05 per diluted share).

------------------------------------------------------------------------------------------------------------------------
2002
Revenues                                                  $153,302          $184,189          $174,063          $153,871
Gross Profit (Revenues - Cost of Services Provided)         69,317            87,003            80,007            67,780
Net Income                                                   4,940            11,691             6,754             3,725
Earnings per Share - Basic and Diluted                        0.11              0.26              0.15              0.08

------------------------------------------------------------------------------------------------------------------------
2001
Revenues                                                  $150,280          $180,731          $169,223          $149,691
Gross Profit (Revenues - Cost of Services Provided)         64,689            82,621            74,742            65,952
Net Income                                                   2,021             9,038             4,268             1,615
Earnings per Share - Basic and Diluted                        0.04              0.20              0.09              0.04

-----------------------------------------------------------------------------------------------------------------------

12.  SUBSEQUENT EVENTS (unaudited)
     On March 8, 2004, the Company entered into a definitive agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. and its affiliates. The aggregate consideration will be paid in a combination of cash and marketable securities, on hand as well as borrowings from an outside party to be arranged in connection with the purchase, and is expected to range from approximately $105.0 to $110.0 million. The amount to be financed has not been determined at this time. The Company is anticipating closing on the purchase in the second quarter of 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     None.

Item 9A. Controls and Procedures
     Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except as set forth in the paragraph below, our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     We have identified the following significant deficiency in our internal control framework: There was a deficiency with respect to the accounting for deferred income tax assets and liabilities, federal and state income tax payable accounts and the provision for income taxes.

     The Company has evaluated the deficiencies and established additional reconciliation and review policies and procedures to ensure proper accounting for all income tax activity. The Company has revised its reconciliation policies and procedures to reconcile activity and prove cumulative temporary differences balances. Furthermore, the Company has established additional accounts to better track income tax activity.

     The deficiency resulted in "true up" adjustments recorded in the fourth quarter of 2003 of approximately $1.1 million, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The adjustments did not have a material impact on previously reported periods.

     In addition, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003 that could significantly affect these controls.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

     Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

Code of Ethics

     The Company has adopted a code of Business Conduct that applies to all employees. In addition, the Company has adopted a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company's website at www.rollins.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding compliance with Section 16(a) of the Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

     The information under the caption "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the captions "Capital Stock", "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004 is incorporated herein by reference.

Item 14. Principal Auditor Fees and Services.

     Information regarding principal auditor fees and services is set forth under "Principal Auditor Fees and Services" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

               (10) (e) Stock Option  Agreement  dated January 22, 2002 for Gary
                    W. Rollins, Chief Executive Officer, President and Chief Operating Officer is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

     (b) Reports on Form 8-K.

                    On October 29, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on October 29, 2003, the Company reported earnings for the third quarter ended September 30, 2003.

                    On October 29, 2003, the Company furnished a report on Form 8-K, which reported under Item 9 that on October 29, 2003, the Board of Directors has declared a regular quarterly dividend of $0.05 per share.

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

               (iii)Amendment  to the By-laws of Rollins,  Inc. is  incorporated herein by reference to Exhibit (3) (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2001.

               (iv) Amendment  to the By-laws of Rollins,  Inc. is  incorporated herein by reference to Exhibit (3) (iv) as filed with its Form 10-K for the year ended December 31, 2002 filed March 17, 2002.

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

               (10) (e) Stock Option  Agreement  dated January 22, 2002 for Gary
                    W. Rollins, Chief Executive Officer, President and Chief Operating Officer is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

               (10) (f) Closing Statement dated October 31, 2002 between Rollins
                    Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

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

                                  ROLLINS, INC.

                      By:       /s/ GARY W. ROLLINS
                                ----------------------
                                Gary W. Rollins
                                Chief Executive Officer, President and Chief
                                Operating Officer
                                (Principal Executive Officer)
                                Date:  March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        /s/ GARY W. ROLLINS                    By:    /s/  HARRY J. CYNKUS
        ---------------------                         ---------------------
By:     Gary W. Rollins                               Harry J. Cynkus
        Chief Executive Officer, President            Chief Financial Officer
        and Chief Operating Officer                   and Treasurer
        (Principal Executive Officer)                 (Principal Financial and
        Date: March 15, 2004                           Accounting Officer)
                                                      Date: March 15, 2004

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

                  R. Randall Rollins, Director
                  Wilton Looney, Director
                  Henry B. Tippie, Director
                  James B. Williams, Director
                  Bill J. Dismuke, Director

--------------------------------------------------------------------------------

/s/ GARY W. ROLLINS
-----------------------
Gary W. Rollins
As Attorney-in-Fact & Director
March 15, 2004

                         ROLLINS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                    (Item 15)

                                                                                                              Page Number From
                                                                                                               This Form 10-K
                                                                                                              ----------------
(1) Consolidated Financial Statements

          Consolidated Statements of Financial Position as of December 31, 2003 and 2002                              24

          Consolidated Statements of Income for each of the three years in the period ended
                  December 31, 2003                                                                                   25

          Consolidated Statements of Stockholders' Equity for each of the three years in the period
                  ended December 31, 2003                                                                             26

          Consolidated Statements of Cash Flows for each of the three years in the period ended
                  December 31, 2003                                                                                   27

          Notes to Consolidated Financial Statements                                                                28-41

          Report of Ernst & Young LLP, Independent Auditors                                                           52

   (2) Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts                                                             49

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

                         ROLLINS, INC. AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                            (in thousands of dollars)

                                                                         Additions
                                                             ----------------------------------
                                                Balance at       Charged to       Charged to                            Balance at
                                                Beginning        Costs and          Other                                End of
Description                                     of Period        Expenses         Accounts        Deductions (1)         Period
-----------------------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 2003
      Allowance for doubtful accounts            $ 5,441          $ 4,822           $   ---           $ 5,647            $ 4,616
                                                 ----------------------------------------------------------------------------------


      Year ended December 31, 2002
      Allowance for doubtful accounts            $ 6,973          $ 5,705           $   ---           $ 7,237            $ 5,441
                                                 ----------------------------------------------------------------------------------


      Year ended December 31, 2001
      Allowance for doubtful accounts            $ 8,729          $5,950            $   ---           $ 7,706            $ 6,973
                                                 ----------------------------------------------------------------------------------

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

               (iii)Amendment  to the By-laws of Rollins,  Inc. is  incorporated herein by reference to Exhibit (3) (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2001.

               (iv) Amendment  to the By-laws of Rollins,  Inc. is  incorporated herein by reference to Exhibit (3) (iv) as filed with its Form 10-K for the year ended December 31, 2002 filed March 17, 2002.

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

               (10) (e) Stock Option  Agreement  dated January 22, 2002 for Gary
                    W. Rollins, Chief Executive Officer, President and Chief Operating Officer is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

               (10) (f) Closing Statement dated October 31, 2002 between Rollins
                    Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

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

     The consolidated financial statements for the year ended December 31, 2003 and 2002, have been audited by Ernst & Young LLP, independent auditors, and the financial statements for the year ended December 31, 2001 have been audited by other auditors. In connection with its audit, Ernst & Young develops and maintains an understanding of Rollins' accounting and financial controls and conducts tests of Rollin's accounting systems and other related procedures as it considers necessary to render an opinion on the financial statements.

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

Atlanta, Georgia
March 15, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rollins, Inc.

     We have audited the accompanying consolidated statements of financial position of Rollins, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Rollins, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 15, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments described in Notes 1, 4, 5 and 6.

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

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed above, the consolidated financial statements and schedule of Rollins, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, on January 28, 2003, the Company's board of directors approved a 3-for-2 stock split, and all references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 consolidated financial statements. Our procedures included (a) agreeing the authorization for the 3-for-2 stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, earnings per share, common stock stated at par value and other applicable disclosures such as stock options. Also as discussed in Note 4, the consolidated financial statements of Rollins, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, (c) agreeing all 2001 separate asset and accumulated amortization balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, (d) agreeing all 2001 amortization expense disclosures to the Company's underlying accounting records obtained from management and (e) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income. Also as discussed in Note 6, the consolidated financial statements of Rollins, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to include the transitional disclosures required by FASB Interpretation No. 45, Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which were adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (a) agreeing the previously reported beginning and ending balances of the accrual for termite contracts to the previously issued financial statements and (b) agreeing the provisions and settlements, claims and expenditures made during the year to the Company's underlying records obtained from management. The disclosures in Note 5 of the consolidated financial statements of Rollins, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to disclose additional detail with respect to the components of the provision for income taxes and certain components of deferred income tax amounts. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included agreeing the components of the provision for income taxes and deferred tax amounts to the Company's underlying records obtained from management. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


/s/ Ernst & Young LLP
-----------------------
Ernst & Young

Atlanta, Georgia
March 15, 2004