Form 10-Q
period 2004-03-31
ROLLINS INC
filed 2004-04-29
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Yes    [ X ]      No    [   ]

Rollins, Inc. had 45,439,640 shares of its $1 Par Value Common Stock outstanding as of April 15, 2004.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                   --------------

               Item 1.   Financial Statements.

                         Consolidated Statements of Financial Position as of March 31, 2004
                         and December 31, 2003                                                             2

                         Consolidated Statements of Income for the Three Months Ended March
                         31, 2004 and 2003                                                                 3

                         Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 2004 and 2003                                                           4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                           10

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      14

               Item 4.   Controls and Procedures.                                                         15

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               16

               Item 6.   Exhibits and Reports on Form 8-K.                                                16

SIGNATURES                                                                                                18

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands except share and per share data)


                                                                             March 31,            December 31,
                                                                                2004                  2003
                                                                       --------------------   ------------------
                                                                            (Unaudited)
       ASSETS
                   Cash and Short-Term Investments                     $          97,888      $          59,540
                   Marketable Securities                                             ---                 21,866
                   Trade Receivables, Net of Allowance for Doubtful
                       Accounts of $3,805 and $4,616, respectively                45,549                 48,471
                   Materials and Supplies                                         10,147                  9,837
                   Deferred Income Taxes                                          20,580                 23,243
                   Other Current Assets                                           10,092                  7,414
                                                                       --------------------   ------------------
                       Current Assets                                            184,256                170,371

                   Equipment and Property, Net                                    34,618                 35,836
                   Goodwill                                                       72,521                 72,498
                   Customer Contracts and Other Intangible Assets                 28,924                 30,333
                   Deferred Income Taxes                                          17,287                 15,902
                   Other Assets                                                   25,350                 24,964
                                                                       --------------------   ------------------

                       Total Assets                                    $         362,956      $         349,904
                                                                       ====================   ==================


       LIABILITIES
                   Accounts Payable                                    $          15,325      $          12,290
                   Accrued Insurance                                              13,050                 13,050
                   Accrued Payroll                                                26,913                 31,019
                   Unearned Revenue                                               50,702                 46,007
                   Accrual for Termite Contracts                                  21,500                 21,500
                   Other Current Liabilities                                      23,983                 21,156
                                                                       --------------------   ------------------
                       Current Liabilities                                       151,473                145,022

                   Accrued Insurance, Less Current Portion                        24,764                 26,024
                   Accrual for Termite Contracts, Less Current Portion            22,135                 22,373
                   Long-Term Accrued Liabilities                                  16,741                 17,711
                                                                       --------------------   ------------------
                       Total Liabilities                                         215,113                211,130
                                                                       --------------------   ------------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                     shares authorized; 45,399,280 and 45,156,674
                     shares issued and outstanding, respectively                  45,399                 45,157
                   Additional Paid-In Capital                                      7,025                  4,408
                   Accumulated Other Comprehensive Loss                             (300)                  (314)
                   Retained Earnings                                              95,719                 89,523
                                                                       --------------------   ------------------
                       Total Stockholders' Equity                                147,843                138,774
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $         362,956      $         349,904
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

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                    2004              2003
                                              ----------------  ----------------
REVENUES
     Customer Services                        $       158,692   $       155,122
                                              ----------------  ----------------

COSTS AND EXPENSES
     Cost of Services Provided                         85,357            83,926
     Depreciation and Amortization                      4,657             5,156
     Sales, General & Administrative                   54,175            54,376
     (Gain)/Loss on Sale of Assets                          1                (2)
     Interest Income                                     (150)              (66)
                                              ----------------  ----------------
                                                      144,040           143,390
                                              ----------------  ----------------
INCOME BEFORE INCOME TAXES                             14,652            11,732
                                              ----------------  ----------------

PROVISION FOR INCOME TAXES
     Current                                            4,661             3,463
     Deferred                                           1,273               995
                                              ----------------  ----------------
                                                        5,934             4,458
                                              ----------------  ----------------
NET INCOME                                    $         8,718   $         7,274
                                              ================  ================

EARNINGS PER SHARE - BASIC                    $          0.19   $          0.16
                                              ================  ================

EARNINGS PER SHARE - DILUTED                  $          0.19   $          0.16
                                              ================  ================

     Average Shares Outstanding---Basic                45,298            44,912

     Average Shares Outstanding---Diluted              46,643            46,110

DIVIDENDS PER SHARE                           $          0.06   $          0.05
                                              ================  ================


                     The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                   ----------------------------------------
                                                                                           2004                  2003
                                                                                   ------------------     -----------------
OPERATING ACTIVITIES
        Net Income                                                                 $           8,718      $          7,274
        Adjustments to Reconcile Net Income to Net
         Cash Provided by Operating Activities:
          Depreciation and Amortization                                                        4,657                 5,156
          Deferred Income Taxes                                                                1,273                 1,009
          Other, Net                                                                              64                    35
        (Increase) Decrease in Assets:
          Trade Receivables                                                                    2,873                   495
          Materials and Supplies                                                                (310)                 (526)
          Other Current Assets                                                                (2,678)               (2,063)
          Other Non-Current Assets                                                              (446)                   44
        Increase (Decrease) in Liabilities:
          Accounts Payable and Accrued Expenses                                                3,761                 2,787
          Unearned Revenue                                                                     4,694                 2,989
          Accrued Insurance                                                                   (1,261)                    9
          Accrual for Termite Contracts                                                         (238)                  997
          Long-Term Accrued Liabilities                                                         (917)                  (52)
                                                                                   ------------------     -----------------

        Net Cash Provided by Operating Activities                                             20,190                18,154
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
        Sale/(Purchase) of Marketable Securities, Net                                         21,866                   ---
        Purchases of Equipment and Property                                                   (1,739)                 (961)
        Acquisition of Companies                                                                (158)                 (385)
                                                                                   ------------------     -----------------

        Net Cash Provided by (Used in) Investing Activities                                   19,969                (1,346)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
        Dividends Paid                                                                        (2,718)               (2,247)
        Other                                                                                    907                 1,475
                                                                                   ------------------     -----------------

        Net Cash Used in Financing Activities                                                 (1,811)                 (772)
                                                                                   ------------------     -----------------

        Net Increase in Cash and Short-Term Investments                                       38,348                16,036
        Cash and Short-Term Investments At Beginning of Period                                59,540                38,315
                                                                                   ------------------     -----------------
        Cash and Short-Term Investments At End of Period                           $          97,888      $         54,351
                                                                                   ==================     =================


     The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PREPARATION AND OTHER

          Basis of Preparation--The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries ("SFAS 94") and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and with Rule 3A-02(a) of Regulation S-X, the Company's policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other entities that require consolidation.

          Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2003.

          In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

          Marketable Securities--From time to time, the Company maintains investments held by several large, well-capitalized financial institutions. The Company's investment policy does not allow investment in any securities rated less than "investment grade" by national rating services.

          Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. In the first quarter of 2004, the Company sold the balance of its marketable securities, the proceeds of which will be used to pay for the Western Industries, Inc. acquisition scheduled to be completed in the second quarter of 2004. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's marketable securities generally consist of United States government, corporate and municipal debt securities.

          Comprehensive Income (Loss)--Other Comprehensive Income (Loss) results from foreign currency translations and unrealized loss on marketable securities.

          New Accounting Standards--In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46
          (R). Among other provisions, the revision extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. During 2003, the Company adopted FIN 46 with respect to variable interest entities created after January 31, 2003. The Company adopted FIN 46 (R) in the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations.

          Franchising Program--Orkin has 45 franchises as of March 31, 2004, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. As of March 31, 2004 and 2003, notes receivable from franchises aggregated $4.5 million and $4.0 million, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured, which amounted to approximately $0.9 million in the first quarter of 2004 compared to $1.6 million in first quarter of 2003, and are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.5 million and $1.3 million at March 31, 2004 and 2003, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $0.4 million in the first quarter of 2004 compared to $0.2 million in the first quarter of 2003. The Company's maximum exposure to loss relating to the franchises aggregate $3.0 million and $2.7 million at March 31, 2004 and 2003, respectively.

          Fair Value of Financial Instruments--The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

          Reclassifications--Certain amounts for prior periods have been reclassified to conform with the current period consolidated financial statement presentation. Such reclassifications had no effect on previously reported net income.

          Seasonality--The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                  Total Net Revenues
                                      ------------------------------------------
                                           2004            2003          2002
--------------------------------------------------------------------------------
First Quarter                             $158,692        $155,122      $153,302
Second Quarter                              N/A            185,105       184,189
Third Quarter                               N/A            178,262       174,063
Fourth Quarter                              N/A            158,524       153,871
--------------------------------------------------------------------------------

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

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       --------------------------
             (in thousands except per share data and per share amounts)                   2004          2003
             ----------------------------------------------------------------------------------------------------
             Basic and diluted earnings available to stockholders (numerator):             $ 8,718       $ 7,274
                                                                                       ------------  ------------
             Shares (denominator):
                Weighted-average shares outstanding                                         45,298        44,912
                Effect of Dilutive securities:
                  Employee Stock Options                                                     1,345         1,198
                                                                                       ------------  ------------
                  Adjusted Weighted-Average Shares                                          46,643        46,110
                                                                                       ------------  ------------

             Per share amounts:
                Basic earnings per common share                                            $  0.19       $  0.16
                Diluted earnings per common share                                          $  0.19       $  0.16
             ----------------------------------------------------------------------------------------------------

NOTE 3.   LEGAL PROCEEDINGS

          Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. The trial is currently set for June 2004. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

NOTE 4.   STOCKHOLDERS' EQUITY

          During the first quarter ended March 31, 2004, approximately 249,000 shares of common stock were issued upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
             (in thousands, except per share data)         2004         2003
                                                       -------------------------

             Net income, as reported                      $ 8,718       $ 7,274
             Deduct:  Total stock-based employee
               compensation expense determined under
               fair value based method for all awards,
               net of related tax effects                    (202)         (483)
                                                       -------------------------
             Pro forma net income                         $ 8,516       $ 6,791
                                                       -------------------------

             Earnings per share:
               Basic-as reported                          $  0.19       $  0.16
               Basic-pro forma                            $  0.19       $  0.15

               Diluted-as reported                        $  0.19       $  0.16
               Diluted-pro forma                          $  0.18       $  0.15


NOTE 5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Accumulated other comprehensive loss consists of the following (in thousands):

                                                                                    Unrealized
                                                   Minimum         Foreig n          Loss on
                                                   Pension         Currency         Marketable
                                                  Liability       Translation       Securities         Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       $  (16,182)        $    (765)      $     ---      $  (16,947)

Change during 2003:
Before-tax amount..                                    26,079               842            (108)         26,813
Tax benefit (expense)                                  (9,897)             (324)             41         (10,180)
                                                   -------------------------------------------------------------
                                                       16,182               518             (67)         16,633
                                                   -------------------------------------------------------------
Balance at December 31, 2003                       $      ---         $    (247)      $     (67)     $     (314)

                                                   -------------------------------------------------------------
Change during first three months of 2004:
Before-tax amount..                                       ---               (89)            108              19
Tax benefit (expense)                                     ---                36             (41)             (5)
                                                   -------------------------------------------------------------
                                                          ---               (53)             67              14
                                                   -------------------------------------------------------------
Balance at March 31, 2004                          $      ---         $    (300)      $     ---      $     (300)
----------------------------------------------------------------------------------------------------------------

NOTE 6.   ACCRUAL FOR TERMITE CONTRACTS

          The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                      --------------------------
          (in thousands)                                   2004          2003
          ----------------------------------------------------------------------
          Beginning Balance                               $43,873       $46,446
          Current Period Provision                          4,532         5,525
          Settlements, Claims and Expenditures Made
              During the Period                            (4,770)       (4,528)
                                                      --------------------------
          Ending Balance                                  $43,635       $47,443
          ----------------------------------------------------------------------

NOTE 7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

          Components of Net Pension Benefit Cost
                                                           Three Months Ended
                                                                March 31,
                                                      --------------------------
          (in thousands)                                   2004          2003
          ----------------------------------------------------------------------
          Service Cost                                    $ 1,297       $ 1,171
          Interest Cost                                     2,074         1,950
          Expected Return on Plan Assets                   (2,394)       (2,123)
          Amortization of:
            Prior Service Benefit                            (217)         (217)
            Unrecognized Net Loss                             845           506
                                                      --------------------------
          Net Periodic Benefit Cost                       $ 1,605       $ 1,287
          ----------------------------------------------------------------------

          A contribution of $3.0 million was made to the pension plan in April 2004. The Company expects to contribute an additional $0.0 to $3.0 million to the pension plan in 2004.

NOTE 8.   RELATED PARTY TRANSACTIONS

          On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale is expected to result in a net gain after tax ranging from $0.17 to $0.19 per share since the real estate has appreciated over approximately 30 years it has been owned by the Company. The real estate is under a lease agreement with annual rentals of $131,939 that expires June 30, 2007. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transaction. The Committee was furnished with full disclosure of the transaction, including independent appraisals, and determined that the terms of the transaction were reasonable and fair to the Company. The Company is also contemplating the sale of two pieces of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. In addition, the Company is contemplating the purchase of real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc.

NOTE 9.   SUBSEQUENT EVENTS

          On March 8, 2004, the Company entered into a definitive agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. ("Western") and its affiliates, including Residex Corporation ("Residex"), Western's distribution business. The aggregate consideration will be paid in a combination of approximately $95.0 million in cash and short-term investments, on hand as well as $15.0 million in borrowings from the below mentioned Wachovia Bank NA credit facility, totaling approximately $110.0 million. The Company is anticipating closing on the purchase in the second quarter of 2004. Shortly following the purchase of Western, the Company anticipates selling Residex, the distribution business of Western. No gain is expected on the sale of Residex.

          On April 28, 2004 the Company entered into a $15.0 million senior unsecured revolving credit facility with Wachovia Bank NA. The entire amount of the credit facility will be used to fund a portion of the Western Industries, Inc. acquisition that the Company anticipates closing on in the second quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's investment in our new marketing and sales initiatives and continued emphasis on customer retention resulted in revenue growth of 2.3% in the first quarter of 2004 compared to the first quarter of 2003, year-over-year sales growth and further increases in the Company's cash position.

For the first quarter of 2004, the Company had net income of $8.7 million compared to net income of $7.3 million in the first quarter of 2003, which represents a 19.9% increase. In addition to the revenue increase of 2.3%, the Company's Cost of Services Provided decreased 0.3 percentage points, as a percentage of revenues, and the Company achieved an improvement in Sales, General and Administrative expenses of 1.0 percentage point, as a percentage of revenues.

The financial results for the first quarter of 2004 were positively impacted by the continued benefit of our recent service and sales and marketing initiatives, which included every-other-month residential pest control service, Gold Medal premium commercial pest control services, the investment in Business Development Managers for every Orkin division, the Commercial Pest Control Quality Assurance Program, termite directed liquid and baiting treatment, and the creation of or enhancement of regional call centers, which have enabled better accountability over leads and better coordination of scheduling starts for new customers.

A key component of these revenue-generating initiatives is our new Business Development Managers ("BDM"). These managers work closely with Division Vice Presidents and Region Managers to identify specific market opportunities and to develop action plans that specifically meet these situations. As a result, the Company is experiencing increased calls from interested consumers, improved sales productivity and sales gains.

In addition, our Commercial Pest Control Quality Assurance Program is improving the service being provided to our commercial customers and helping the Company build stronger customer relationships. This program clearly defines the Company's service expectations and branches and service technicians are being independently audited against these expectations.

The Company is also gaining brand recognition through its new media plan and advertising plans, in part as a result of a new Creative advertising campaign, and an increase in its national radio advertising. A large portion of the Company's potential customers are highly reachable with radio and it avoids much of the clutter that exists in T.V. advertising today.

An example of building the Orkin brand is the recently forged partnership with the National Science Teachers Association (NSTA), a nationwide organization of educators with over 50,000 members. At the national conference in Atlanta earlier this month, over 950 teachers signed up for an Orkin Man School Presentation and 4,000 Orkin pest identification posters were distributed.

In the summer of 2003, the Company test marketed a mosquito control program in a few U.S. locations and two provinces in Canada, in response to the health risk caused by mosquitoes and the spread of West Nile Virus in North America. The Company is now in the process of expanding this program to ninety-five U.S. branches. Additionally, the Canadian provinces that utilized the mosquito control program last year have renewed their agreements. This is a significant endorsement to the effectiveness of the service. The Company will also be marketing the mosquito program to neighborhood associations in the U.S.

The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 45 Company franchises at the end of the first quarter of 2004 compared to 44 at the end of 2003.

Results of Operations

                                                            Three Months Ended                % Better/Worse as
                                                                 March 31,                   Compared to Prior Year
                                                    -------------------------------------------------------------------
(in thousands)                                             2004               2003                    2004
                                                    -------------------------------------------------------------------
Revenues                                                       $158,692         $155,122                 2.3%
Cost of Services Provided                                        85,357           83,926                (1.7)
Depreciation and Amortization                                     4,657            5,156                 9.7
Sales, General and Administrative                                54,175           54,376                 0.4
(Gain)/Loss on Sale of Assets                                         1               (2)             (150.0)
Interest Income                                                    (150)             (66)              127.3
                                                    -------------------------------------------------------------------
Income Before Income Taxes                                       14,652           11,732                24.9
Provision for Income Taxes                                        5,934            4,458               (33.1)
                                                    -------------------------------------------------------------------
Net Income                                                     $  8,718         $  7,274                19.9%

Revenues for the quarter ended March 31, 2004 increased to $158.7 million, an increase of $3.6 million or 2.3% from last year's first quarter revenues of $155.1 million. The Company deferred $1.8 million more in termite renewals received in March this year than in previous year's first quarter. Refinements in systems and reporting have allowed the Company to more accurately match specific cash receipts against the renewal period to which they apply. Consequently, termite revenues declined slightly. April is traditionally one of the largest completions months for termite sales and many people pay their annual renewals in the following March. As a result, certain termite renewal revenue that was received in the first quarter of 2004 has been deferred until the second quarter of 2004 at which time the renewal anniversary will occur. This refinement will have no impact over the course of the year, but delays recognition of some revenue to a later quarter. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising 55.3% of our residential pest control customer base at March 31, 2004. The Company's largest growth for the first quarter of 2004 was in the Company's commercial pest control business which exceeded 7.0%, while modest growth was achieved in residential pest control. The Company's foreign operations accounted for approximately 6% of total first quarter revenues of 2004 compared to approximately 5% in the first quarter of 2003.

The business of the Company is affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                        Total Net Revenues
                                         ---------------------------------------
                                              2004         2003          2002
--------------------------------------------------------------------------------
First Quarter                               $158,692     $155,122      $153,302
Second Quarter                                N/A         185,105       184,189
Third Quarter                                 N/A         178,262       174,063
Fourth Quarter                                N/A         158,524       153,871
--------------------------------------------------------------------------------

Cost of Services Provided for the first quarter ended March 31, 2004 increased $1.4 million or 1.7%, although the expense expressed as a percentage of revenues decreased by 0.3 percentage points, representing 53.8% of revenues for the first quarter 2004 compared to 54.1% of revenues in the prior year first quarter. The dollar increase was mainly due to higher expenses for personnel related costs and materials and supplies partially offset by lower insurance and claims.

Sales, General and Administrative for the first quarter ended March 31, 2004 decreased $201,000 or 0.4% and, as a percentage of revenues, improved by 1.0 percentage point or 2.8%, averaging 34.1% of total revenues compared to 35.1% for the prior year quarter. The improvement for the quarter was mainly a result of a change in the period over which the summer sales program is expensed. Outside sales commissions for the summer sales program are now expensed over the selling period, whereas they were formerly amortized over a twelve month period. This policy change started in the fourth quarter of 2003.

Depreciation and Amortization expenses for the quarter ended March 31, 2004 were $499,000 or 9.7% lower than the prior year quarter. The decrease was due to lower capital spending and certain technology assets becoming fully depreciated in the last twelve months.

The Company's tax provision of $5.9 million for the first quarter ended March 31, 2004 reflects increased pre-tax income over the prior year period and an increase in the effective tax rate. The effective tax rate was 40.5% for the first quarter ended March 31, 2004, up from 38.0% for the first quarter ended March 31, 2003. The increase reflects increases in the Company's effective state income tax rate, as well as the impact of permanent differences associated with the Company's Canadian operations.

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

Accrual for Termite Contracts--The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims, associated labor and chemicals, settlements, awards and other costs relative to termite control services performed prior to the balance sheet date. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimate of the liability based upon historical claims information for the largest portion of the accrual. In addition, Management estimates and accrues for costs outside the scope of the actuarial study including the estimated costs of retreatments, representing costs to be incurred that are estimatable at the balance sheet date, as well as liability and costs associated with claims in litigation. The actuarial study and historical experience are major considerations in determining the accrual balance, along with Management's knowledge of changes in business practices, contract changes, ongoing claims, and termite remediation trends. The accrual is established based on all these factors. Management makes judgments utilizing these operational and other factors but recognizes that they are inherently subjective due to the difficulty in predicting settlements and awards. Other factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanded training methods and techniques.

Accrued Insurance--The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. However, it is not possible to accurately predict future significant claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Revenue Recognition--The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided. Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Franchise fees are treated as unearned revenue in the Statement of Financial Position for the duration of the initial contract period. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

Contingency Accruals--The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of Management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flow

                                                    Three Months Ended March 31,
                                             -----------------------------------
(in thousands)                                        2004             2003
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities            $ 20,190          $ 18,154
Net Cash Provided by (Used in) Investing Activities    19,969            (1,346)
Net Cash Used in Financing Activities                  (1,811)             (772)
                                                  ------------  ----------------
Net Increase in Cash and Short-Term Investments      $ 38,348          $ 16,036
--------------------------------------------------------------------------------

The Company believes its current cash and short-term investments balances, future cash flows from operating activities and available borrowings under its $55.0 million credit facility and $15.0 million credit facility, as discussed below, will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future, and acquisition of other select pest control businesses including the previously announced acquisition of Western Industries, Inc. The Company's operations generated cash of $20.2 million for the first quarter ended March 31, 2004, compared with cash provided by operating activities of $18.2 million for the same period in 2003. The 2004 increase was achieved primarily from higher Net Income and strong collections in accounts receivable and advance payments received from customers.

The Company invested approximately $1.7 million in capital expenditures during the three months ended March 31, 2004, compared to $1.0 million during the same period in 2003, and expects to invest between $8.0 million and $10.0 million for the full year. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first three months, the Company made acquisitions totaling $158,000, compared to $385,000 during the same period in 2003. A total of $2.7 million was paid in cash dividends ($0.06 per share) during the first three months of 2004, compared to $2.2 million or $0.05 per share during the same period in 2003. At the January 27, 2004 Board of Directors' Meeting, the Board approved a 20% increase in the quarterly dividend, from $0.05 to $0.06 per share to holders of record on February 10, 2004, payable March 10, 2004. The Company did not repurchase any shares of Common Stock in the first quarter of 2004 and there remain 649,684 shares authorized to be repurchased. The capital expenditures, acquisitions and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains a $55.0 million credit facility with a commercial bank, of which no borrowings were outstanding as of March 31, 2004 or April 15, 2004. However, the Company does maintain approximately $32.0 million in Letters of Credit.

On March 8, 2004, the Company entered into a definitive agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. ("Western") and its affiliates, including Residex Corporation ("Residex"), Western's distribution business. The aggregate consideration will be funded through a combination of approximately $95.0 million in cash and short-term investments on hand, as well as $15.0 million in borrowings from the below mentioned Wachovia Bank NA credit facility, totaling approximately $110.0 million. The Company is anticipating closing on the purchase in April 2004. Shortly following the purchase of Western, the Company anticipates selling Residex, the distribution business of Western. No gain is expected on the sale of Residex.

On April 28, 2004, the Company entered into a $15.0 million senior unsecured revolving credit facility with Wachovia Bank NA. The entire amount of the credit facility will be used to fund a portion of the Western Industries, Inc. acquisition that the Company anticipates closing on in April 2004.

On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale is expected to result in a net gain after tax ranging from $0.17 to $0.19 per share since the real estate has appreciated over approximately 30 years it has been owned by the Company. The real estate is under a lease agreement with annual rentals of $131,939 that expires June 30, 2007. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transaction. The Committee was furnished with full disclosure of the transaction, including independent appraisals, and determined that the terms of the transaction were reasonable and fair to the Company. The Company is also contemplating the sale of two pieces of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. In addition, the Company is contemplating the purchase of real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc.

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

A contribution of $3.0 million was made to the pension plan in April 2004. The Company expects to contribute an additional $0.0 to $3.0 million to the pension plan in 2004. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Impact of Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. During 2003, the Company adopted FIN 46 with respect to variable interest entities created after January 31, 2003. The Company adopted FIN 46 (R) in the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations (see Note 1 to the accompanying financial statements).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected amount and impact of potential future pension plan contributions, the expected impact of related party transactions, the outcome of litigation arising in the ordinary course of business and the outcome of the Helen Cutler and Mary Lewin v. Orkin
Exterminating  Company,  Inc. et al.  ("Cutler") and the Butland et al. v. Orkin
Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2004 capital expenditures; the amount and impact of the sale of Residex; and the impact of recent accounting pronouncements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations and additional risks discussed in the Company's Form 10-K for 2003. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2004, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $55.0 million credit facility. Due to the absence of such borrowings as of March 31, 2004, this risk was not significant in 2003 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $32.0 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 4.        Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. As of March 31, 2004, we did not identify any significant deficiency or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               (2) (i) Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004*.

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

* To be filed with amendment.

          (b) Reports on Form 8-K.

                    On January 30, 2004, the Company furnished a report on Form 8-K, which reported under Items 7 and 9 that on January 27, 2004, the Company reported that the Board of Directors approved a 20% increase in the Company's quarterly dividend on January 27, 2004. The increased regular quarterly dividend of $0.06 per share will be payable March 10, 2004 to stockholders of record at the close of business February 10, 2004.

                    On February 6, 2004, the Company furnished a report on Form 8-K, which reported under Items 7 and 9 that on February 4, 2004, the Company reported that in the company's January 27, 2004 board of directors meeting, Glen Rollins was named President and Chief Operating Officer of Orkin, Inc. and former President, Gary W. Rollins, became Orkin, Inc. chairman.

                    On February 17, 2004, the Company furnished a report that on Form 8-K, which reported under Items 7 and 9 reported unaudited financial results for its fourth quarter and year ended December 31, 2003.

                    On February 24, 2004, the Company furnished a report that on Form 8-K, which reported under Item 12 that on February 17, 2004, Rollins, Inc. had a conference call in which financial results for the fourth quarter and the year ended December 31, 2003 were discussed. A transcript of the conference call is attached to this report as Exhibit 99.1 and is incorporated herein by reference.

                    On March 10, 2004, the Company furnished a report that on Form 8-K, which reported under Items 5 and 7 that on March 8, 2004, Rollins, Inc. sent out a press release announcing, that it had entered into a definitive purchase agreement to acquire, through a purchase of assets, the pest control business and certain ancillary operations of Western Industries, Inc. and its affiliates.

                    On March 19, 2004, the Company furnished a report that on Form 8-K, which reported under Items 7 and 12 that on March 16, 2004, Rollins, Inc. a nationwide consumer services company (NYSE:ROL), announced that it filed Form 10-K for the year ended December 31, 2003 with the Securities and Exchange Commission on March 15, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROLLINS, INC.
                                  (Registrant)




Date:  April 29, 2004         By:   /s/ Gary W. Rollins
                                  ----------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)




Date:  April 29, 2004         By:   /s/ Harry J. Cynkus
                                  ----------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)