Form 10-Q/A
period 2004-03-31
ROLLINS INC
filed 2004-05-10
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

Explanatory Note: The purpose of this amendment is to amend Item 6 of the registrant's Form 10-Q for the quarter ended March 31, 2004, in order to add
Exhibit 2 (i).


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            (2)(i)* Asset  Purchase  Agreement  by and  among  Orkin,  Inc.  and
                    Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004.

            (3)(i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-K for the year ended December 31, 1997.

               (ii) Amended   and   Restated   By-laws  of   Rollins,   Inc.  is
                    incorporated herein by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarter ended March 31, 2004.

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

* Confidential treatment, pursuant to 17 CFR Secs. ss.ss. 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

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


                                  ROLLINS, INC.
                                  (Registrant)




Date:  May 10, 2004          By:   /s/ Gary W. Rollins
                                   ---------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)




Date:  May 10, 2004          By:   /s/ Harry J. Cynkus
                                   ---------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)