Form 10-Q
period 2004-06-30
ROLLINS INC
filed 2004-07-30
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Yes    [X]      No    [ ]

Rollins, Inc. had 45,651,470 shares of its $1 Par Value Common Stock outstanding as of July 15, 2004.

                                                 ROLLINS, INC. AND SUBSIDIARIES

                                                             INDEX

PART I         FINANCIAL INFORMATION                                                                 Page No.
                                                                                                  --------------

               Item 1.   Financial Statements.

                         Consolidated Statements of Financial Position as of June 30, 2004
                         and December 31, 2003                                                             2

                         Consolidated Statements of Income for the Three and Six Months
                         Ended June 30, 2004 and 2003                                                      3

                         Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2004 and 2003                                                            4

                         Notes to Consolidated Financial Statements                                        5

               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                           11

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      17

               Item 4.   Controls and Procedures.                                                         17

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings.                                                               18

               Item 4.   Submission of Matters to a Vote of Security Holders.                             18

               Item 6.   Exhibits and Reports on Form 8-K.                                                18

SIGNATURES                                                                                                20

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                                        ROLLINS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (In thousands except share and per share data)

                                                                              June 30,            December 31,
                                                                                2004                  2003
                                                                       --------------------   ------------------
                                                                            (Unaudited)
       ASSETS
                   Cash and Short-Term Investments                     $          21,865      $          59,540
                   Marketable Securities                                               0                 21,866
                   Trade Receivables, Net of Allowance for
                        Doubtful Accounts of $5,300 and $4,616,
                        respectively                                              62,765                 48,471
                   Materials and Supplies                                         12,157                  9,837
                   Deferred Income Taxes                                          21,633                 23,243
                   Other Current Assets                                           10,441                  7,414
                                                                       --------------------   ------------------

                       Current Assets                                            128,861                170,371

                   Equipment and Property, Net                                    45,313                 35,836
                   Goodwill                                                      113,853                 72,498
                   Customer Contracts and Other Intangible Assets                 82,166                 30,333
                   Deferred Income Taxes                                           8,860                 15,902
                   Other Assets                                                   30,908                 24,964
                                                                       --------------------   ------------------

                       Total Assets                                    $         409,961      $         349,904
                                                                       ====================   ==================

       LIABILITIES
                   Accounts Payable                                    $          14,756      $          12,290
                   Accrued Insurance                                              13,050                 13,050
                   Accrued Payroll                                                33,313                 31,019
                   Unearned Revenue                                               58,511                 46,007
                   Accrual for Termite Contracts                                  21,704                 21,500
                   Other Current Liabilities                                      30,306                 21,156
                                                                       --------------------   ------------------

                       Current Liabilities                                       171,640                145,022

                   Accrued Insurance, Less Current Portion                        26,641                 26,024
                   Accrual for Termite Contracts, Less Current Portion            23,621                 22,373
                   Long-Term Accrued Liabilities                                  18,482                 17,711
                                                                       --------------------   ------------------

                       Total Liabilities                                         240,384                211,130
                                                                       --------------------   ------------------
       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                        shares authorized; 45,638,134 and 45,156,674
                        shares issued and outstanding, respectively               45,638                 45,157
                   Additional Paid-In Capital                                      7,491                  4,408
                   Accumulated Other Comprehensive Loss                             (414)                  (314)
                   Unearned Compensation                                          (3,792)                  (239)
                   Retained Earnings                                             120,654                 89,762
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                169,577                138,774
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders'             $                      $         349,904
                   Equity                                                        409,961
                                                                       ====================   ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2004              2003               2004               2003
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       207,698   $       185,105    $       366,390    $        340,227
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                              105,442            95,558            190,799             179,484
           Depreciation and Amortization                            5,764             5,037             10,421              10,193
           Sales, General & Administrative                         69,155            62,312            123,330             116,688
           Gain on Sale of Assets                                 (14,143)              (67)           (14,142)                (69)
           Interest Income                                            (47)              (94)              (197)               (160)
                                                          ----------------  ----------------   ----------------   -----------------
                                                                  166,171           162,746            310,211             306,136
                                                          ----------------  ----------------   ----------------   -----------------
INCOME BEFORE INCOME TAXES                                         41,527            22,359             56,179              34,091
                                                          ----------------  ----------------   ----------------   -----------------

PROVISION FOR INCOME TAXES
           Current                                                 10,250             7,290             14,911              10,753
           Deferred                                                 7,467             1,207              8,740               2,202
                                                          ----------------  ----------------   ----------------   -----------------
                                                                   17,717             8,497             23,651              12,955
                                                          ----------------  ----------------   ----------------   -----------------

NET INCOME                                                $        23,810   $        13,862    $        32,528    $         21,136
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - BASIC                                $          0.52   $          0.31    $          0.72    $           0.47
                                                          ================  ================   ================   =================

 EARNINGS PER SHARE - DILUTED                             $          0.51   $          0.30    $          0.70    $           0.46
                                                          ================  ================   ================   =================

           Average Shares Outstanding---Basic                      45,552            45,117             45,425              45,015

           Average Shares Outstanding---Diluted                    46,753            46,404             46,698              46,258

DIVIDENDS PER SHARE                                       $          0.06   $          0.05    $          0.12    $           0.10
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

                                              ROLLINS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                   ----------------------------------------
                                                                                           2004                  2003
                                                                                   ------------------     -----------------
OPERATING ACTIVITIES
               Net Income                                                          $          32,528      $         21,136
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Depreciation and Amortization                                            10,421                10,193
                     Deferred Income Taxes                                                     8,740                 2,364
                     Other, Net                                                                  202                   163
                     Gain on Sale of Assets                                                  (14,142)                    0
               (Increase) Decrease in Assets, Net of Businesses Acquired:
                     Trade Receivables                                                        (7,390)               (6,517)
                     Materials and Supplies                                                     (655)                 (358)
                     Other Current Assets                                                     (2,578)               (1,566)
                     Other Non-Current Assets                                                 (2,235)                  (60)
               Increase (Decrease) in Liabilities, Net of Businesses Acquired:
                     Accounts Payable and Accrued Expenses                                    10,172                11,874
                     Unearned Revenue                                                          5,668                 1,799
                     Accrued Insurance                                                        (1,643)                  177
                     Accrual for Termite Contracts                                             1,076                  (466)
                     Long-Term Accrued Liabilities                                            (4,393)               (5,864)
                                                                                   ------------------     -----------------
               Net Cash Provided by Operating Activities                                      35,771                32,875
                                                                                   ------------------     -----------------

INVESTING ACTIVITIES
               Sale of Marketable Securities, Net                                             21,866                     0
               Purchases of Equipment and Property                                            (3,751)               (2,332)
               Acquisitions                                                                 (103,155)               (1,508)
               Proceeds From Sale of Assets, Net of Deferred Gain                             15,468                     0
                                                                                   ------------------     -----------------
               Net Cash Used in Investing Activities                                         (69,572)               (3,840)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                 (5,451)               (4,500)
               Other                                                                           1,577                 2,015
                                                                                   ------------------     -----------------
               Net Cash Used in Financing Activities                                          (3,874)               (2,485)
                                                                                   ------------------     -----------------

               Net (Decrease) Increase in Cash and Short-Term Investments                    (37,675)               26,550
               Cash and Short-Term Investments At Beginning of Period                         59,540                38,315
                                                                                   ------------------     -----------------
               Cash and Short-Term Investments At End of Period                    $          21,865      $         64,865
                                                                                   ==================     =================

     The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PREPARATION AND OTHER

          Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries ("SFAS 94") and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and with Rule 3A-02(a) of Regulation S-X, the Company's policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other entities that require consolidation.

          Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2003.

          In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

          Cash and Short-Term Investments - The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

          Marketable  Securities  - From  time to time,  the  Company  maintains investments held by several large, well-capitalized financial institutions. The Company's investment policy does not allow investment in any securities rated less than "investment grade" by national rating services.

          Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. In the first quarter of 2004, the Company sold the balance of its marketable securities, the proceeds of which were used to pay the primary portion of the Western Industries, Inc. acquisition completed in the second quarter of 2004. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's marketable securities generally consist of United States government, corporate and municipal debt securities.

          Comprehensive Income (Loss) - Other Comprehensive Income (Loss) results from foreign currency translations and unrealized gain/losses on marketable securities.

          New Accounting Standards - In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were effective in 2003 for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extended the adoption date of FIN 46
          (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The Company adopted FIN 46 (R) in the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations.

          Franchising Program - Orkin had 46 franchises as of June 30, 2004, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. As of June 30, 2004 and December 31, 2003, notes receivable from franchises aggregated $4.7 million and $3.9 million, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The gain amounted to approximately $41,000 in the second quarter of 2004 compared to $481,000 in second quarter of 2003, and is included as revenues in the accompanying Consolidated Statements of Income. The Company has recognized gains from the sale of customer contracts of approximately $0.9 million for the six months ended June 30, 2004, as compared to approximately $2.1 million for the six months ended June 30, 2003. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.5 million and $1.4 million at June 30, 2004 and December 31, 2003, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $464,000 in the second quarter of 2004 compared to $419,000 in the second quarter of 2003 and were $811,000 and $656,000 for the six months ended June 30, 2004 and 2003, respectively. The Company's maximum exposure to loss relating to the franchises aggregated $3.2 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively.

          Fair  Value  of  Financial   Instruments  -  The  Company's  financial
          instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

          Seasonality - The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.


                                                  Total Net Revenues
                                    ------------------------------------------
                                         2004           2003          2002
------------------------------------------------------------------------------
First Quarter                          $158,692       $155,122      $153,302
Second Quarter                          207,698        185,105       184,189
Third Quarter                             N/A          178,262       174,063
Fourth Quarter                            N/A          158,524       153,871
------------------------------------------------------------------------------

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

                                                                           Three Months Ended             Six Months Ended
                                                                       ---------------------------    --------------------------
                                                                                 June 30,                      June 30,
                                                                       ---------------------------    --------------------------
(In thousands except per share data amounts)                                2004          2003             2004         2003
--------------------------------------------------------------------------------------------------    --------------------------
 Basic and diluted earnings available to stockholders
(numerator):                                                             $23,810       $13,862          $32,528      $21,136
 Shares (denominator):
         Weighted-average shares outstanding                              45,552        45,117           45,425       45,015
         Effect of Dilutive securities:
                   Employee Stock Options                                  1,201         1,287            1,273        1,243
                                                                       ---------------------------    --------------------------
                   Adjusted Weighted-Average Shares and
                    Assumed Exercises                                     46,753        46,404           46,698       46,258


Per share amounts:
         Basic earnings per common share                                   $0.52         $0.31            $0.72        $0.47
         Diluted earnings per common share                                 $0.51         $0.30            $0.70        $0.46
--------------------------------------------------------------------------------------------------    --------------------------

NOTE 3.   LEGAL PROCEEDINGS

          Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and are seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiffs contend that the case is suitable for a class action and the court has ruled that the plaintiffs would be permitted to pursue a class action lawsuit against Orkin. Orkin believes this case to be without merit and intends to defend itself vigorously at trial. The trial has been continued and a new date has not been set. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

          Orkin has received from the Office of the Florida Attorney General a subpoena for documents relating to the company's termite work in the state of Florida. Orkin is cooperating fully with the Office of the Attorney General.

          Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Certain of these lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. Furthermore, the Company has been named a defendant in Larry Hanna, et. al. v. Rollins, Inc. dba Rollins Service Bureau pending in the District Court for the Northern District of Indiana (Hammond Division) in which the Plaintiffs are seeking certification of a class. The Company does not believe that any of these actions, individually, is material to the Company. The action alleges violation of the Fair Debt Collection Practices Act. The Company believes all of these cases to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.   STOCKHOLDERS' EQUITY

          During the second quarter and six months ended June 30, 2004, approximately 125,000 and 374,000 shares of common stock were issued upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                     ---------------------------------------------------
                     (In thousands, except per share data)               2004         2003         2004         2003
                                                                     ---------------------------------------------------
                     Net income, as reported                           $23,810       $13,862      $32,528      $21,136
                     Deduct:  Total stock-based employee
                        compensation expense determined under fair
                        value based method for all awards, net of
                        related tax effects                               (202)         (483)        (404)        (966)
                                                                     -------------------------- ------------------------
                     Pro forma net income                              $23,608       $13,379      $32,124      $20,170
                                                                     -------------------------- ------------------------

                     Earnings per share:
                         Basic-as reported                               $0.52         $0.31        $0.72        $0.47
                         Basic-pro forma                                 $0.52         $0.30        $0.71        $0.45

                         Diluted-as reported                             $0.51         $0.30        $0.70        $0.46
                         Diluted-pro forma                               $0.50         $0.29        $0.69        $0.44

NOTE 5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Accumulated other comprehensive loss consists of the following (in thousands):

                                                                                  Unrealized
                                                   Minimum          Foreign         Loss on
                                                   Pension         Currency        Marketable
                                                  Liability       Transaltion      Securities         Total
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                       $    (16,182)        $   (765)      $       0       $  (16,947)

Change during 2003:
Before-tax amount..                                    26,079              842            (108)          26,813
Tax benefit (expense)                                  (9,897)            (324)             41          (10,180)
                                                 ---------------------------------------------------------------
                                                       16,182              518             (67)          16,633

Balance at December 31, 2003                     $          0         $   (247)      $     (67)      $     (314)
Change during first six months of 2004:
Before-tax amount..                                         0             (281)            108             (173)
Tax benefit (expense)                                       0              114             (41)              73
                                                 ---------------------------------------------------------------
                                                            0             (167)             67             (100)
                                                 ---------------------------------------------------------------
Balance at June 30, 2004                         $          0         $   (414)      $       0       $     (414)
----------------------------------------------------------------------------------------------------------------

NOTE 6.   ACCRUAL FOR TERMITE CONTRACTS

          The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                 -------------------------------
   (In thousands)                                       2004              2003
   -----------------------------------------------------------------------------
   Beginning Balance                                 $43,873           $46,446
   Current Period Provision                            9,793            12,592
   Settlements, Claims and Expenditures Made
     During the Period                                (8,734)          (13,058)
   Western                                               393                 0
                                                 -------------------------------
   Ending Balance                                    $45,325           $45,980
   -----------------------------------------------------------------------------

NOTE 7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

          Components of Net Pension Benefit Cost

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                     June 30,
                                                       -----------------------------------------------------------
          (in thousands)                                     2004          2003          2004            2003
          --------------------------------------------------------------------------------------------------------
          Service Cost                                        $1,297        $1,171           $2,594        $2,342
          Interest Cost                                        2,074         1,950            4,148         3,900
          Expected Return on Plan Assets                      (2,394)       (2,123)          (4,788)       (4,246)
          Amortization of:
            Prior Service Benefit                               (217)         (217)            (434)         (434)
            Unrecognized Net Loss                                845           506            1,690         1,012
                                                       -----------------------------------------------------------
          Net Periodic Benefit Cost                           $1,605        $1,287           $3,210        $2,574
          --------------------------------------------------------------------------------------------------------

          A contribution of $3.0 million was made to the pension plan in April 2004. The Company expects to contribute an additional amount up to $3.0 million to the pension plan in 2004.

NOTE 8.   RELATED PARTY TRANSACTIONS

          On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.17 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company is also contemplating the sale of an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. In addition, the Company is contemplating the purchase of real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc.

NOTE 9.   ACQUISITIONS

          On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the provision of pest control services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was approximately $106.6 million, including approximately $7.0 million of assumed liabilities and excluding all consideration of Residex Corporation. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

          Pursuant to the Western Agreement, the Company acquired substantially all of Western's property and assets, including accounts receivable, real property leases, seller contracts, governmental authorizations, data and records, intangible rights and property and insurance benefits. As described in the Western Agreement, the Company assumed only specified liabilities of Western, including current balance sheet liabilities of the seller and obligations under disclosed assigned contracts.

          The Company engaged an independent valuation firm to determine the allocation of the purchase price to Goodwill and identifiable Intangible assets. Such valuation resulted in the allocation of $41.3 million to Goodwill and $55.2 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 12.5 years on a straight-lined basis.

          On April 30, 2004, in a transaction ancillary to the Western acquisition, the Company acquired Residex Corporation ("Residex"), a company that distributes chemicals and other products to pest management professionals, pursuant to an Asset Purchase Agreement (the "Residex Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc., JBD Incorporated and Residex Corporation. Subsequently on April 30, 2004, the Company sold Residex to an industry distribution group. The amounts involved were not material and no gain or loss was recognized on the transaction.


          Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning May 1, 2004 through June 30, 2004.


NOTE 10.  PRO FORMA FINANCIAL INFORMATION

          The pro forma financial information presented below gives effect to the Western acquisition as if it had occurred as of the beginning of our fiscal year 2004 and 2003, respectively. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results which may be achieved in the future.

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2004              2003               2004               2003
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       215,240   $       204,982    $       393,068    $        377,817
                                                          ================  ================   ================   =================

INCOME BEFORE INCOME TAXES                                         41,071            21,049             56,137              32,103
                                                          ================  ================   ================   =================

NET INCOME                                                $        23,549   $        13,050    $        32,513    $         19,904
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - BASIC                                $          0.52   $          0.29    $          0.72    $           0.44
                                                          ================  ================   ================   =================

 EARNINGS PER SHARE - DILUTED                             $          0.50   $          0.28    $          0.70    $           0.43
                                                          ================  ================   ================   =================

           Average Shares Outstanding---Basic                      45,552            45,117             45,425              45,015

           Average Shares Outstanding---Diluted                    46,753            46,404             46,698              46,258

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's investment in its new marketing and sales initiatives and continued emphasis on customer retention as well as the acquisition of Western, resulted in revenue growth of 12.2% in the second quarter of 2004 compared to the second quarter of 2003.

For the second quarter of 2004, the Company had net income of $23.8 million compared to net income of $13.9 million in the second quarter of 2003, which represents a 71.8% increase. Included in second quarter's net income was a one-time gain from the sale of assets of $8.1 million, net of tax, or $0.17 per share. In addition to the revenue increase of 12.2%, the Company's Cost of Services Provided decreased 0.8 percentage points, as a percentage of revenues, and the Company achieved an improvement in Sales, General and Administrative expenses of 0.4 percentage point, as a percentage of revenues.

The financial results for the second quarter of 2004 were positively impacted by the continued benefit of our recent service and sales and marketing initiatives, which included every-other-month residential pest control service, Gold Medal premium commercial pest control services, the investment in Business Development Managers for every Orkin division, the Commercial Pest Control Quality Assurance Program, termite directed liquid and baiting treatment, and the creation of or enhancement of regional call centers, which have enabled better accountability over leads and better coordination of scheduling starts for new customers.

The Company finalized the acquisition of Western on April 30, 2004 and reported an additional $13.7 million in revenues for the second quarter of 2004. Western also contributed approximately $3.0 million to the Company's cash flow for the second quarter of 2004 however, it did not contribute to the Company's earnings, due to goodwill amortization and some post acquisition related expenses. The Company was able to fund all but $15.0 million of the $110.0 million that it paid for Western primarily with cash on-hand. The Company's strong cash flow allowed it to end the second quarter of 2004 with zero debt from the acquisition, and $21.9 million in cash and short-term investments.

The improving results that the Company reported for both the quarter and first six months of 2004 are primarily attributable to the success it is having in implementing its 2004 initiatives. The Company set the bar high for Orkin this year, as it does each year, and is on track to improve its performance in sales, customer and employee retention and profitability.

Residential pest control growth is being driven by service improvements, primarily in lead generation. The "market segmentation" work that the Company had done previously, in which it identified the ideal customer groups for Orkin is contributing to the financials and quality of phone leads. The three segments the Company is targeting are 1) Big Branders, those who want the best and are willing to pay for it; 2) Relationship Seekers, prospects concerned about pest prevention and driven by reputation, responsiveness and trust, 3) and Safety First customers, those seeking a pest control company with the most professional, best trained and knowledgeable technicians. These characteristics are all attributes that Orkin delivers every day and the Company believes its advertising is hitting these objectives.

This year the Company is also attracting more prospective customers to its Orkin.com web site. In the first quarter of 2002, the Company had 25 leads on its site. This year it generated approximately 3,600 leads. Having a user friendly web site, at a time where people are using the Internet more and more to manage their active lives, shall prove to be an important channel for generating leads and improving sales in the future.

The Company has also achieved greater efficiency in the handling and capturing of phone inquiries from prospective customers. It has moved more of its branch telephone calls to regional centers. The use of these centers means fewer dropped leads, and the ability to route calls when demand peaks to a "backup" call center that can take the call. The Company has also upgraded the phone equipment and skill set of the people who handle these calls. As a result of these two actions, the Company is experiencing an improved rate of closure at these locations and positive increases in leads in part because it can better control their documentation and handling. This improved accountability should enable the Company to build a better database for future direct mail solicitation or telemarketing.

The Company continues to invest in its commercial business area, where its strategy has moved from building awareness to industry specific targeted programs. The Company continues to see increased interest in its Gold Medal initiative, which was introduced last year and addresses the food processing industry. The Company is also enjoying favorable revenue momentum as a result of its national account business.

On July 1, 2004, the Company announced that Orkin will formally work with the U.S. Centers for Disease Control and Prevention ("CDC") on educational projects targeting pest-related health risks. Over the next 12 months the Company will collaborate with the CDC on three major shared efforts.

o First, the Company will be co-developing materials for Orkin training and customer service, which will assist Orkin's pest management professionals in providing more comprehensive information to their customers. Included in this information will be prevention guidance on vector-borne and zoonotic diseases. These are diseases that are transmitted to humans by fleas and ticks.

o    Second,  together  with the CDC,  it will  develop  and  distribute  public
     information   regarding  pests  and  prevention  of  associated  infectious diseases.

o And at the same time, the Company will be expanding health-related information on Orkins' web site www.orkin.com.

With increased concern over pest-related diseases over the past few years, the Company and the CDC recognize the importance to do a better job informing the public. The Company believes that this collaboration will enhance its ability to share important information with the public about health risks from certain pests and allow it to enhance its award-winning training and customer service while further distinguishing Orkin as the pest control leader.

The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 46 Company franchises at the end of the first quarter of 2004 compared to 44 at December 31, 2003.

Results of Operations

                                                                  % Better/                                   % Better/
                                         Three Months Ended        Worse as          Six Months Ended          Worse as
                                              June 30,           Compared to             June 30,            Compared to
                                                                  Prior Year                                  Prior Year
                                       ------------------------------------------------------------------------------------
(in thousands)                              2004        2003            2004            2004        2003            2004
                                       ------------------------------------------------------------------------------------
Revenues                                  $207,698    $185,105           12.2%        $366,390    $340,227            7.7%
Cost of Services Provided                  105,442      95,558          (10.3)         190,799     179,484           (6.3)
Depreciation and Amortization                5,764       5,037          (14.4)          10,421      10,193           (2.2)
Sales, General and Administrative           69,155      62,312          (11.0)         123,330     116,688           (5.7)
Gain on Sale of Assets                     (14,143)        (67)           N/M          (14,142)        (69)           N/M
Interest Income                                (47)        (94)         (50.0)            (197)       (160)          23.1
                                       ------------------------------------------------------------------------------------
Income Before Income Taxes                  41,527      22,359           85.7           56,179      34,091           64.8
Provision for Income Taxes                  17,717       8,497         (108.5)          23,651      12,955          (82.6)
                                       ------------------------------------------------------------------------------------
Net Income                                 $23,810    $ 13,862           71.8%        $ 32,528    $ 21,136           53.9%

Revenues for the quarter ended June 30, 2004 increased to $207.7 million, an increase of $22.6 million or 12.2%, inclusive of the Western acquisition completed on April 30, 2004 and the additional termite renewals deferred from the first quarter of 2004 and recognized in the second quarter of 2004, from last year's second quarter revenues of $185.1 million. For the second quarter of 2004 the primary revenue driver was the acquisition of Western as well as the residential pest control business, which grew at 6.8%. The Company's movement over the last year to regional incoming call centers has led to greater efficiency in the handling and capturing of calls and with the improved closure, greater sales and revenue. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising 55.3% of our residential pest control customer base at June 30, 2004. Revenues for the six month period ended June 30, 2004 increased to $366.4 million, an increase of $26.2 million or 7.7% from last year's first six month period revenues of $340.2 million. The Company's foreign operations accounted for approximately 6% of total second quarter revenues of 2004 compared to approximately 6% in the second quarter of 2003.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                  Total Net Revenues
                                    ------------------------------------------
                                         2004           2003          2002
------------------------------------------------------------------------------
First Quarter                          $158,692       $155,122      $153,302
Second Quarter                          207,698        185,105       184,189
Third Quarter                             N/A          178,262       174,063
Fourth Quarter                            N/A          158,524       153,871
------------------------------------------------------------------------------

Cost of Services Provided for the second quarter ended June 30, 2004 increased $9.9 million or 10.3%, although the expense expressed as a percentage of revenues decreased by 0.8 percentage points, representing 50.8% of revenues for the second quarter 2004 compared to 51.6% of revenues in the prior year second quarter. For the first six months of 2004, Cost of Services Provided increased $11.3 million or 6.3%, while margins improved by 0.7 percentage points, representing 52.1% of revenues for the first six months of 2004 compared to 52.8% of revenues in the prior year. Cost of Services Provided as a percentage of revenues decreased primarily due to continuing improvements in insurance and claims, as well as continued employee productivity improvements at Orkin. These were partially offset by Western's higher Cost of Services Provided as a percentage of revenues. One area in which the Company experienced some minor expense increases was fleet, which was the result of higher lease, fuel and the cost of the Western fleet.

Sales, General and Administrative for the second quarter ended June 30, 2004 increased $6.8 million or 11.0% and, as a percentage of revenues, improved by
0.4 percentage points or 0.9%, representing 33.3% of total revenues compared to 33.7% for the prior year quarter. For the first six months of 2004, Sales, General and Administrative increased $6.6 million or 5.7%, while margins improved by 0.6 percentage points, representing 33.7% of revenues for the first six months of 2004 compared to 34.3% of revenues in the prior year. The decrease in Sales, General and Administrative as a percentage of revenue was mainly attributable to the absence of an ineffective advertising campaign that was conducted in Canada in 2003. The savings were partially offset by the higher Sales, General and Administrative costs of Western.

Depreciation and Amortization expenses for the quarter ended June 30, 2004 were $727,000, or 14.4%, higher than the prior year quarter. For the first six months of 2004, Depreciation and Amortization expenses were approximately $228,000, or 2.2%, higher than the prior year. The increase was due to the addition of depreciation and amortization from the acquisition of Western partially offset by lower capital spending and certain technology assets becoming fully depreciated in the last twelve months. As part of the Western acquisition, $55.2 million of finite-lived intangible assets, principally customer contracts, were acquired. They will be amortized over periods principally ranging from 8 to 12.5 years. This represents a non-cash charge and will increase our amortization by approximately $6.0 million to approximately $12.8 million per year.

The Company's tax provision of $17.7 million for the second quarter ended June 30, 2004 reflects increased pre-tax income over the prior year period and an increase in the effective tax rate. The effective tax rate was 42.7% for the second quarter ended June 30, 2004, up from 38.0% for the second quarter ended June 30, 2003. The increase reflects increases in the Company's effective state income tax rate, a "true-up" adjustment to deferred income taxes, as well as the impact of permanent differences associated with the Company's Canadian operations.

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

Revenue Recognition--The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits. Traditional termite treatments are recognized as revenue at the time services are performed. Traditional termite contract renewals are recognized as revenues at the renewal date in order to match the revenue with the approximate timing of the corresponding service provided. Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Franchise fees are treated as unearned revenue in the Statement of Financial Position for the duration of the initial contract period. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection of the proceeds under notes are reasonably assured.

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

Liquidity and Capital Resources

Cash and Cash Flow

                                                      Six Months Ended June 30,
        -----------------------------------------------------------------------
        (in thousands)                                      2004          2003
        -----------------------------------------------------------------------
        Net Cash Provided by Operating Activities         $ 35,771     $ 32,875
        Net Cash Used in Investing Activities              (69,572)      (3,840)
        Net Cash Used in Financing Activities               (3,874)      (2,485)
                                                         ---------     --------
        Net Increase in Cash and Short-Term Investments  $ (37,675)    $ 26,550
        -----------------------------------------------------------------------

The Company believes its current cash and short-term investments balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future and the acquisition of other select pest control businesses. The Company's operating activities generated cash of $35.8 million for the first six months ended June 30, 2004, compared with cash provided by operating activities of $32.9 million for the same period in 2003. Cash flows from operating activities in 2004 were consistent with 2003 due primarily to higher net income and provision for deferred income taxes offset by increased gains on sale of assets.

The Company invested approximately $3.8 million in capital expenditures during the first six months ended June 30, 2004, compared to $2.3 million during the same period in 2003, and expects to invest between $4.0 million and $7.0 million for the remainder of 2004. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first six months, the Company made acquisitions totaling $103.2 million, compared to $1.5 million during the same period in 2003. Acquisitions were primarily funded by cash on hand, sales of marketable securities of approximately $21.9 million, proceeds from sale of assets and borrowings under a senior unsecured revolving credit facility (See below for further discussion). A total of $5.5 million was paid in cash dividends ($0.12 per share) during the first six months of 2004, compared to $4.5 million or $0.10 per share during the same period in 2003. The Company did not repurchase any shares of Common Stock in the first six months of 2004 and there remain 649,684 shares authorized to be repurchased. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains $70.0 million credit facilities with commercial banks, of which no borrowings were outstanding as of June 30, 2004 or July 15, 2004. The Company maintains approximately $33.6 million in Letters of Credit.

On April 28, 2004, the Company entered into a $15.0 million senior unsecured revolving credit facility. The entire amount of the credit facility was used to fund a portion of the Western Industries, Inc. acquisition that the Company closed on April 30, 2004. The Company repaid the full amount of the credit facility in May 2004.

On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.17 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill
J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company is also contemplating the sale of an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. In addition, the Company is contemplating the purchase of real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc.

On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the provision of pest control services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement
(the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was approximately $106.6 million, including approximately $7.0 million of assumed liabilities and excluding all consideration of Residex Corporation. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

Pursuant to the Western Agreement, the Company acquired substantially all of Western's property and assets, including accounts receivable, real property leases, seller contracts, governmental authorizations, data and records, intangible rights and property and insurance benefits. As described in the Western Agreement, the Company assumed only specified liabilities of Western, including current balance sheet liabilities of the seller and obligations under disclosed assigned contracts.

The Company engaged an independent valuation firm to determine the allocation of the purchase price to Goodwill and identifiable Intangible assets. Such valuation resulted in the allocation of $41.3 million to Goodwill and $55.2 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 12.5 years on a straight-lined basis.

On April 30, 2004, in a transaction ancillary to the Western acquisition, the Company acquired Residex Corporation ("Residex"), a company that distributes chemicals and other products to pest management professionals, pursuant to an Asset Purchase Agreement (the "Residex Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc., JBD Incorporated and Residex Corporation. Subsequently on April 30, 2004, the Company sold Residex to an industry distribution group. The amounts involved were not material and no gain or loss was recognized on the transaction.

Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning May 1, 2004 through June 30, 2004.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al pending in the District Court of Houston County, Alabama. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren, Petsch, and Stevens cases. The Company has been named a defendant in Larry Hanna, et. al. v. Rollins, Inc. dba Rollins Service Bureau pending in the District Court for the Northern District of Indiana (Hammond Division) in which the Plaintiffs are seeking certification of a class. For further discussion, see Note 3 to the accompanying financial statements.

A contribution of $3.0 million was made to the pension plan in April 2004. The Company expects to contribute an additional amount up to $3.0 million to the pension plan in 2004. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Impact of Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were in 2003 effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The Company adopted FIN 46 (R) in the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption did not have a significant effect on the Company's financial position or results of operations (see Note 1 to the accompanying financial statements).

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

("Cutler") and the Butland et al. v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2004 capital expenditures; the expected performance of the commercial business, franchise growth; and the impact of recent accounting pronouncements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Cutler, Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations and additional risks discussed in the Company's Form 10-K for 2003. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2004, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of June 30, 2004, this risk was not significant in the first six months of 2004 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. As of June 30, 2004, we did not identify any significant deficiency or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Because the Company's  directors have staggered  three-year terms, Mr.
          R. Randall Rollins, Mr. James B. Williams, Mr. Gary W. Rollins and Mr. Henry B. Tippie continue to serve as directors of the Company but were not up for reelection at the Company's Annual Meeting of Stockholders on April 27, 2004.

          The Company's Annual Meeting of Stockholders was held on April 27, 2004. At the meeting, stockholders voted on the following proposal:

          1. To elect two Class III Directors for the three-year term expiring in 2007. Each nominee for Class III Director was elected by a vote of the stockholders as follows:

          Election of Class III Directors:           For               Withheld

          ---------------------------------------------------------------------
          Wilton Looney                          42,576,086           1,104,078
          Bill J. Dismuke                        43,168,460             511,704

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

          (2) (i) Asset Purchase Agreement by and among Orkin, Inc. (as assigned to Rollins, Inc.) and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended.

          (2)  (ii)   Purchase  and  Sale   Agreement   by  and  among   Rollins
               Continental, Inc. et al. dated April 28, 2004.

          (3) (i) Restated Certificate of Incorporation of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-K for the year ended December 31, 1997.

          (ii) Amended and Restated By-laws of Rollins, Inc. is incorporated herein by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.

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

          (b)  Reports on Form 8-K.

               On April 28, 2004, the Company furnished a report on Form 8-K, which reported under Items 7 and 9 financial results for its first quarter ended March 31, 2004.

               On April 28, 2004, the Company furnished a report on Form 8-K, which reported under Items 7 and 9 that the Board of Directors on April 27, 2004 declared a regular quarterly dividend of $0.06 per share payable June 10, 2004 to stockholders of record at the close of business May 10, 2004.

               On May 5, 2004, the Company filed a report on Form 8-K, which reported under Items 5 and 7 that on May 3, 2004, Rollins, Inc. had completed its acquisition of Western Pest Services and affiliates for a cash payment of approximately $110.0 million.

               On May 17, 2004, the Company filed a report on Form 8-K, which reported under Items 2 and 7 that on April 30, 2004, Rollins, Inc. had acquired substantially all of the assets and assumed certain liabilities of Western Pest Services.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROLLINS, INC.
                                  (Registrant)



Date:  July 30, 2004              By:   /s/ Gary W. Rollins
                                  -------------------------------------------
                                        Gary W. Rollins
                                        Chief Executive Officer, President
                                         and Chief Operating Officer
                                        (Member of the Board of Directors)


Date:  July 30, 2004              By:   /s/ Harry J. Cynkus
                                  -------------------------------------------
                                        Harry J. Cynkus
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)