Form 10-K/A
period 2003-12-31
ROLLINS INC
filed 2004-08-26
CIK 84839

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-K/A
(Mark one)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the  transition  period from _____________ to ______________
                           Commission file No. 1-4422

                                 --------------
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

                                                      Name of each
        Title of each class                   Exchange on which registered
    --------------------------                -----------------------------
    Common Stock, $1 Par Value                 The New York Stock Exchange
                                               The Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X| Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X| No |_|

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

================================================================================

Explanatory Note: The purpose of this amendment is to amend Item 15 of the registrant's Form 10-K for the year ended December 31, 2002, in order to add
Exhibit 99.1. Such exhibit is a copy and has not been reissued.


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

               (10)(d)  Lease  Agreement  dated  July 1,  2002  between  Rollins
                    Continental, Inc. and Rollins Ranch, a division of LOR, Inc. incorporated herein by reference as filed with its Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

               (10)(e) Stock Option Agreement dated January 22, 2002 for Gary W.
                    Rollins, Chief Executive Officer, President and Chief Operating Officer is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

               (10)(f) Closing  Statement dated October 31, 2002 between Rollins
                    Continental, Inc. and RTC, LLC, a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc is incorporated herein by reference as filed with its Form 10-K for the year ended December 31, 2002 filed on March 17, 2003.

               (21)* Subsidiaries of Registrant.

               (23)* Consent of Ernst & Young LLP, Independent Auditors.

               (24)* Powers of Attorney for Directors.

               (31.1)**  Certification  of Chief Executive  Officer  Pursuant to
                    Item  601(b)(31) of Regulation  S-K, as adopted  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               (31.2)**  Certification  of Chief Financial  Officer  Pursuant to
                    Item  601(b)(31) of Regulation  S-K, as adopted  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               (32.1)**  Certification  of Chief  Executive  Officer  and  Chief
                    Financial Officer Pursuant to 18 U.S.C.

                    Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.1)** Report of Independent Accountants.


-------------------

*        Previously filed.
**       Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROLLINS, INC.


By:   /s/ GARY W. ROLLINS                 By:    /s/ HARRY J. CYNKUS
      --------------------------                 -----------------------------
      Gary W. Rollins                            Harry J. Cynkus
      Chief Executive Officer, President         Chief Financial Officer and
      and Chief Operating Officer                Treasurer
      (Principal Executive Officer)              (Principal Financial and
                                                 Accounting Officer)
      Date: August 26, 2004                      Date:  August 26, 2004