Form 10-Q
period 2004-09-30
ROLLINS INC
filed 2004-10-28
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Rollins, Inc. had 45,670,081 shares of its $1 Par Value Common Stock outstanding as of October 15, 2004.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I  FINANCIAL INFORMATION                                                                   Page No.
                                                                                             --------------
        Item 1.   Financial Statements.

                  Consolidated Statements of Financial Position as of September 30,
                  2004 and December 31, 2003                                                        2

                  Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 2004 and 2003                                                 3

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2004 and 2003                                                       4

                  Notes to Consolidated Financial Statements                                        5

        Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                           11

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      18

        Item 4.   Controls and Procedures.                                                         18

PART II OTHER INFORMATION

        Item 1.   Legal Proceedings.                                                               19

        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                      19

        Item 4.   Submission of Matters to a Vote of Security Holders.                             19

        Item 6.   Exhibits.                                                                        19

SIGNATURES                                                                                         20

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (In thousands except share and per share data)

                                                                           September 30,          December 31,
                                                                                2004                  2003
                                                                       --------------------   ------------------

                                                                            (Unaudited)
       ASSETS
                   Cash and Cash Equivalents                           $          40,894      $          59,540
                   Marketable Securities                                               0                 21,866
                   Trade Receivables, Net of Allowance for
                   Doubtful Accounts of $5,762 and $4,616,
                   respectively                                                   63,358                 48,471
                   Materials and Supplies                                         11,002                  9,837
                   Deferred Income Taxes                                          21,838                 23,243
                   Other Current Assets                                           11,283                  7,414
                                                                       --------------------   ------------------

                       Current Assets                                            148,375                170,371

                   Equipment and Property, Net                                    45,186                 35,836
                   Goodwill                                                      114,333                 72,498
                   Customer Contracts and Other Intangible Assets                 79,448                 30,333
                   Deferred Income Taxes                                           9,701                 15,902
                   Other Assets                                                   30,804                 24,964
                                                                       --------------------   ------------------

                       Total Assets                                    $         427,847      $         349,904
                                                                       ====================   ==================

       LIABILITIES
                   Accounts Payable                                    $          14,378      $          12,290
                   Accrued Insurance                                              13,049                 13,050
                   Accrued Payroll                                                38,684                 31,019
                   Unearned Revenue                                               66,566                 46,007
                   Accrual for Termite Contracts                                  21,700                 21,500
                   Other Current Liabilities                                      28,110                 21,156
                                                                       --------------------   ------------------

                       Current Liabilities                                       182,487                145,022

                   Accrued Insurance, Less Current Portion                        25,181                 26,024
                   Accrual for Termite Contracts, Less Current Portion            21,684                 22,373
                   Long-Term Accrued Liabilities                                  19,252                 17,711
                                                                       --------------------   ------------------

                       Total Liabilities                                         248,604                211,130
                                                                       --------------------   ------------------

       Contingencies

       STOCKHOLDERS' EQUITY
                   Common Stock, par value $1 per share; 99,500,000
                        shares authorized; 45,668,269 and 45,156,674
                        shares issued and outstanding, respectively               45,668                 45,157
                   Additional Paid-In Capital                                      7,767                  4,408
                   Accumulated Other Comprehensive Loss                             (313)                  (314)
                   Unearned Compensation                                          (3,595)                  (239)
                   Retained Earnings                                             129,716                 89,762
                                                                       --------------------   ------------------

                       Total Stockholders' Equity                                179,243                138,774
                                                                       --------------------   ------------------

                       Total Liabilities and Stockholders' Equity      $         427,847      $         349,904
                                                                       ====================   ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2004              2003               2004               2003
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       202,257   $       178,262    $       568,647    $        518,489
                                                          ----------------  ----------------   ----------------   -----------------

COSTS AND EXPENSES
           Cost of Services Provided                              106,748            96,065            297,547             275,549
           Depreciation and Amortization                            6,249             5,065             16,670              15,258
           Sales, General & Administrative                         70,080            61,413            193,410             178,101
           Gain on Sale of Assets                                    (315)               33            (14,457)                (36)
           Interest Income                                            (68)             (120)              (265)               (280)
                                                          ----------------  ----------------   ----------------   -----------------
                                                                  182,694           162,456            492,905             468,592
                                                          ----------------  ----------------   ----------------   -----------------
INCOME BEFORE INCOME TAXES                                         19,563            15,806             75,742              49,897
                                                          ----------------  ----------------   ----------------   -----------------

PROVISION FOR INCOME TAXES
           Current                                                  9,502             4,728             24,413              15,481
           Deferred                                                (1,577)            1,278              7,163               3,480
                                                          ----------------  ----------------   ----------------   -----------------
                                                                    7,925             6,006             31,576              18,961
                                                          ----------------  ----------------   ----------------   -----------------

NET INCOME                                                $        11,638   $         9,800    $        44,166    $         30,936
                                                          ================  ================   ================   =================
EARNINGS PER SHARE - BASIC                                $          0.25   $          0.22    $          0.97    $           0.69
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - DILUTED                              $          0.25   $          0.21    $          0.95    $           0.67
                                                          ================  ================   ================   =================

         Average Shares Outstanding---Basic                        45,660            45,115             45,504              45,049

         Average Shares Outstanding---Diluted                      46,797            45,994             46,731              46,170

DIVIDENDS PER SHARE                                       $          0.06   $          0.05    $          0.18    $           0.15
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

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                   September 30,
                                                                                   ----------------------------------------
                                                                                           2004                  2003
                                                                                   ------------------     -----------------

OPERATING ACTIVITIES
               Net Income                                                          $          44,166      $         30,936
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Depreciation and Amortization                                            16,670                15,258
                     Deferred Income Taxes                                                     7,606                 7,748
                     Other, Net                                                                  335                   314
                     Gain on Sale of Assets                                                  (14,457)                  (36)
               (Increase) Decrease in Assets, Net of Businesses Acquired:
                     Trade Receivables                                                        (7,980)               (4,810)
                     Materials and Supplies                                                      500                    69
                     Other Current Assets                                                     (3,420)               (3,565)
                     Other Non-Current Assets                                                 (1,787)                  (60)
               Increase (Decrease) in Liabilities, Net of Businesses
               Acquired:
                     Accounts Payable and Accrued Expenses                                    12,891                11,727
                     Unearned Revenue                                                         12,960                 6,484
                     Accrued Insurance                                                        (3,103)               (1,275)
                     Accrual for Termite Contracts                                              (865)                  668
                     Long-Term Accrued Liabilities                                            (3,536)               (4,724)
                                                                                   ------------------     -----------------
               Net Cash Provided by Operating Activities                                      59,980                58,734
                                                                                   ------------------     -----------------
INVESTING ACTIVITIES
               Sale of Marketable Securities, Net                                             21,866               (27,000)
               Purchases of Equipment and Property                                            (6,707)               (8,744)
               Acquisitions                                                                 (103,415)               (1,543)
               Proceeds From Sale of Assets, Net of Deferred Gain                             15,473                     0
                                                                                   ------------------     -----------------
               Net Cash Used in Investing Activities                                         (72,783)              (37,287)
                                                                                   ------------------     -----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                 (8,187)               (6,754)
               Other                                                                           2,344                 2,058
                                                                                   ------------------     -----------------

               Net Cash Used in Financing Activities                                          (5,843)               (4,696)
                                                                                   ------------------     -----------------

               Net (Decrease) Increase in Cash and Cash Equivalents                          (18,646)               16,751
               Cash and Cash Equivalents At Beginning of Period                               59,540                38,315
                                                                                   ------------------     -----------------
               Cash and Cash Equivalents At End of Period                          $          40,894      $         55,066
                                                                                   ==================     =================


                 The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PREPARATION AND OTHER

          Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries ("SFAS 94") and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and with Rule 3A-02(a) of Regulation S-X, the Company's policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

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

          In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

          Cash and Cash Equivalents--The Company considers all investments with a maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

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

          Comprehensive Income (Loss)--Other Comprehensive Income (Loss) results from foreign currency translations and unrealized gain/losses on marketable securities.

          New Accounting Standards--In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46, as revised, were effective in 2003 for all variable interest entities created or acquired after January 31, 2003 and extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have an effect on the Company's financial position or results of operations.

          Franchising Program - Orkin had 49 franchises as of September 30, 2004, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. As of September 30, 2004 and December 31, 2003, notes receivable from franchises aggregated $5.5 million and $3.9 million, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The gain amounted to approximately $906,000 in the third quarter of 2004 compared to $131,000 in third quarter of 2003, and is included as revenues in the accompanying Consolidated Statements of Income. The Company has recognized gains from the sale of customer contracts of approximately $1.8 million for the nine months ended September 30, 2004, as compared to approximately $2.3 million for the nine months ended September 30, 2003. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.6 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $467,000 in the third quarter of 2004 compared to $395,000 in the third quarter of 2003 and were $1.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. The Company's maximum exposure to loss relating to the franchises aggregated $3.9 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively.


          Fair Value of Financial Instruments--The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

          Seasonality--The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                    Total Net Revenues
                                      ------------------------------------------
                                            2004           2003          2002
--------------------------------------------------------------------------------
First Quarter                             $158,692        $155,122      $153,302
Second Quarter                             207,698         185,105       184,189
Third Quarter                              202,257         178,262       174,063
Fourth Quarter                              N/A            158,524       153,871
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

                                                                         Three Months Ended             Nine Months Ended
                                                                    ---------------------------    --------------------------
                                                                              September 30,                 September 30,
                                                                    ---------------------------    --------------------------
(In thousands except per share data amounts)                              2004          2003             2004         2003
-----------------------------------------------------------------------------------------------    --------------------------
Basic and diluted earnings available to stockholders
(numerator):                                                            $11,638       $ 9,800          $44,166      $30,936
                                                                    ===========================    ==========================
Shares (denominator):
        Weighted-average shares outstanding                              45,660        45,115           45,504       45,049
        Effect of Dilutive securities:
                  Employee Stock Options                                  1,137           879            1,227        1,121
                                                                    ---------------------------    --------------------------
        Adjusted Weighted-Average Shares and Assumed
                             Exercises                                   46,797        45,994           46,731       46,170

Per share amounts:
        Basic earnings per common share                                   $0.25         $0.22            $0.97        $0.69
        Diluted earnings per common share                                 $0.25         $0.21            $0.95        $0.67

-----------------------------------------------------------------------------------------------    --------------------------

NOTE 3.   CONTINGENCIES

          Orkin, one of the Company's subsidiaries, is a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiff contend that the case is suitable for a class action and the court ruled that the plaintiffs would be permitted to pursue a class action lawsuit. The parties have now agreed to settle this matter and the court has approved an order of settlement. The Company agreed to pay certain attorney fees, $5,000 each to the two named plaintiffs, and agreed to perform additional termite reinspections, if requested by individual members of the class. The Company anticipates that this matter will be concluded in the near future. In the opinion of Management, the resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

          Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Certain of these lawsuits have been filed (Ernest W. Warren and Dolores

          G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis
          D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. In the matter of Larry Hanna, et. al. v. Rollins, Inc. dba Rollins Service Bureau formerly pending in the District Court for the Northern District of Indiana (Hammond Division) in which the Plaintiffs were seeking certification of a class, the plaintiffs have voluntarily dismissed the suit. The action alleged violations of the Fair Debt Collection Practices Act. Additionally, an arbitration has been filed in Jacksonville, Florida, by Cynthia Garrett against Orkin (Cynthia Garrett v. Orkin, Inc.) in which the plaintiff is seeking certification of a class. The Company believes all of these cases to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.   STOCKHOLDERS' EQUITY

          During the third quarter and nine months ended September 30, 2004, approximately 40,000 and 415,000 shares of common stock, respectively, were issued upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three Months Ended         Nine Months Ended
                                                                           September 30              September 30,
                                                                     -------------------------- ------------------------
                     (In thousands, except per share data)               2004         2003         2004         2003
                                                                     ------------- ------------ ------------ -----------
                     Net income, as reported                            $11,638        $9,800      $44,166      $30,936
                     Deduct:  Total stock-based employee
                        compensation expense determined under fair
                        value based method for all awards, net of
                        related tax effects                                (202)         (483)        (606)      (1,449)
                                                                     ------------- ------------ ------------ -----------
                     Pro forma net income                               $11,436        $9,317      $43,560      $29,487
                                                                     ------------- ------------ ------------ -----------

                     Earnings per share:
                         Basic-as reported                                $0.25         $0.22        $0.97        $0.69
                         Basic-pro forma                                  $0.25         $0.21        $0.95        $0.65

                         Diluted-as reported                              $0.25         $0.21        $0.95        $0.67
                         Diluted-pro forma                                $0.24         $0.20        $0.93        $0.64

NOTE 5.         ACCUMULATED OTHER COMPREHENSIVE LOSS

                Accumulated other comprehensive loss consists of the following (in thousands):

                                                                                      Unrealized
                                                   Minimum          Foreign            Loss on
                                                   Pension          Currency          Marketable
                                                  Liability        Translation        Securities         Total
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                        $   (16,182)       $    (765)      $       --        $ (16,947)

Change during 2003:
Before-tax amount..                                    26,079              842            (108)          26,813
Tax benefit (expense)                                  (9,897)            (324)             41          (10,180)
                                                 ---------------------------------------------------------------
                                                       16,182              518             (67)          16,633

Balance at December 31, 2003                      $        --        $    (247)      $     (67)        $   (314)
Change during first nine months of 2004:
Before-tax amount..                                        --             (113)            108               (5)
Tax benefit (expense)                                      --               47             (41)               6
                                                 ---------------------------------------------------------------
                                                           --              (66)             67                1
                                                 ---------------------------------------------------------------
Balance at September 30, 2004                     $        --        $    (313)      $      --         $   (313)
----------------------------------------------------------------------------------------------------------------

NOTE 6.   ACCRUAL FOR TERMITE CONTRACTS


          The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date. A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                   -----------------------------
   (In thousands)                                        2004              2003
   -----------------------------------------------------------------------------
   Beginning Balance                                  $43,873           $46,446
   Current Period Provision                            11,682            17,596
   Settlements, Claims and Expenditures Made
   During the Period                                  (12,544)          (16,928)
   Western                                                373                 0
                                                    ----------------------------
   Ending Balance                                     $43,384           $47,114
   -----------------------------------------------------------------------------


NOTE 7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

          Components of Net Pension Benefit Cost

                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                             ---------------------------- ------------------------------
                (in thousands)                                       2004          2003          2004            2003
                --------------------------------------------------------------------------------------------------------
                Service Cost                                      $  1,297      $  1,171         $  3,891      $  3,513
                Interest Cost                                        2,074         1,950            6,222         5,850
                Expected Return on Plan Assets                      (2,394)       (2,123)          (7,182)       (6,369)
                Amortization of:
                   Prior Service Benefit                              (217)         (217)            (651)         (651)
                   Unrecognized Net Loss                               845           506            2,535         1,518
                                                             -----------------------------------------------------------
                Net Periodic Benefit Cost                         $  1,605      $  1,287         $  4,815      $  3,861
                --------------------------------------------------------------------------------------------------------

          A contribution of $3.0 million was made to the pension plan in April 2004. The Company may contribute an additional amount up to $5.0 million to the pension plan in 2004.

NOTE 8.   RELATED PARTY TRANSACTIONS

          On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.17 per share since the real estate had appreciated over approximately 30 years it had been owned by the
          Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company has reached an agreement on the sale of an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. The transaction will take place prior to December 31, 2004 and will result in a gain after taxes. The Company expects a gain of approximately $10.3 million, net of costs, on the sale of the property or $.12 to $.13 per share after taxes.

NOTE 9.   ACQUISITIONS

          On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was approximately $106.6 million, including approximately $7.0 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

          Pursuant to the Western Agreement, the Company acquired substantially all of Western's property and assets, including accounts receivable, real property leases, seller contracts, governmental authorizations, data and records, intangible rights and property and insurance benefits. As described in the Western Agreement, the Company assumed only specified liabilities of Western and obligations under disclosed assigned contracts.

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


          Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning May 1, 2004 through September 30, 2004.


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

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2004              2003               2004               2003
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
         Customer Services                                $       202,257   $       196,515    $       595,325    $        574,332
                                                          ================  ================   ================   =================

INCOME BEFORE INCOME TAXES                                         19,563            14,510             75,700              46,614
                                                          ================  ================   ================   =================

NET INCOME                                                $        11,638   $         8,996    $        44,151    $         28,900
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - BASIC                                $          0.25   $          0.20    $          0.97    $           0.64
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - DILUTED                              $          0.25   $          0.20    $          0.94    $           0.63
                                                          ================  ================   ================   =================

         Average Shares Outstanding---Basic                        45,660            45,115             45,504              45,049

         Average Shares Outstanding---Diluted                      46,797            45,994             46,731              46,170

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's investment in its new marketing and sales initiatives and continued emphasis on customer retention as well as the acquisition of Western, resulted in revenue growth of 13.5% in the third quarter of 2004 compared to the third quarter of 2003.

For the third quarter of 2004, the Company had net income of $11.6 million, or $0.25 per diluted share, an 18.8% increase over the prior year's third quarter, when we reported net income of $9.8 million, or $0.21 per diluted share.

With the large concentration of commercial business acquired as part of the Western acquisition, the Company's revenue saw a 21.6% increase in Commercial Pest Control, a 12.6% increase in Residential Pest Control and a 3.6% increase in Termite. The historical business prior to the Western acquisition increased, Residential continued its strong showing from last quarter with growth increasing 7.0%, Commercial increasing 4.6% with a decrease in Termite of 2.8%. Termite was the service line most impacted by the multiple hurricanes that hit the southeast, which probably accounted for half of this decline. In total, the Company estimates that the hurricanes probably cost a minimum of $0.5 million in lost revenue.

The Company's focus for 2004 has been to increase revenue at a faster rate and remains on target to achieve this goal. Sales performance continues to improve, as do customer and employee retention and profitability.

The Company continues to take positive steps to elevate to the next level in providing world-class service to both residential and commercial customers while growing revenues and profitability. This is evident through customer retention and employee productivity improvement.

In early August, the Company signed an agreement with Univar USA whereby Univar will provide warehouse, logistical and delivery services for Orkin's branches throughout the United States. Univar had been successfully supplying Orkin's Pacific Division and the Western Commercial Region for the past year. We expect the rollout will be completed by year-end.

This decision will enable the Company to concentrate even more on its core pest and termite control business. It will speed up the delivery of products to all branches, which will result in an improved service support while lowering branch inventories.

As part of the agreement with Univar, Univar also acquired certain assets of Dettelbach Pesticide Corp, a wholly owned subsidiary of Orkin. Dettelbach, a pest control distributor, offered insecticides, termiticides, and equipment to pest control professionals and previously contributed approximately $3.5 million in annual revenue to the Company.

The Company believes that the commercial area offers good growth potential and feels it is uniquely positioned to gain market share of this business segment. To that end, the Company has initiated an internal "commercial project" that consists of five action teams working to identify areas in which we might take commercial pest control capabilities, specifically sales, service and administration, to an even higher level. The Company is pleased with the early findings of these teams and we expect the teams to report back by year-end with their comprehensive recommendations. We expect to begin implementing the reengineering of our commercial business in 2005, and that this will be a multi-year undertaking.

This quarter the Company engaged a new public accounting firm, Grant Thornton. Grant Thornton is a leading global firm dedicated to serving the needs of middle-market companies, and enjoys an excellent reputation.

The Company has been named among the 200 Best Small Companies in America by Forbes Magazine in its November 1, 2004 issue. In order to qualify for this list, companies had to show a consistent pattern of positive growth for the past five years, have sales between $5 million and $750 million, net profit margins of greater than 5% and share prices above $5 as of October 1, 2004.

In the Company's residential business area, the focus on market segmentation continues to provide growth in lead generation, which is driving the residential growth. This quarter Orkin enjoyed a 7% increase in residential pest control revenue compared to the third quarter of 2003.

The Company continues to see lead increases in general through its interactive website. The Company was negatively impacted with respect to sales and leads in some of its Southeast markets due to the multiple hurricanes.

The Company's regional call centers are also continuing to have a positive impact on processing phone leads with an improving closure rate. We continued to roll more regions into the centers, and we estimate that 75% of all leads will be handled through a network of regional call centers next year.

The Company's Gold Medal program, Orkin's pest control offering to food processors and manufacturers, is continuing to add prestigious accounts. The Company continues to improve its handheld computer capabilities, which is critical to these customers.

The Company is in the early stages of the educational projects that it is co-developing with the Centers for Disease Control and Prevention (CDC) and look forward to reporting on the work being done with them over the next 12 months.

The Company's mosquito offering provided modest progress this past summer. The Company continues to learn from their experiences in their sales and marketing approach in this area. One key learning experience is that without the accompanying imminent threat of potential disease, (West Nile Virus), as opposed to prevention, sales become a challenge. The 2004 season was unusual in that the West Nile incidents were in areas of the country that were not typical and were not covered in the Company's tests. It also becomes important to make better use of technicians to inform our customers about add-on offerings to build value and revenue.

The Company's people remain its most important asset and the Company continues to invest in providing them with superior training to provide the highest quality service to customers. The Company recently expanded its award winning training facility, adding a designated commercial service area that replicates some of the typical customer facilities including a commercial kitchen, bakery, hospital room, supermarket, motel room and warehouse space. The Company's total training space is now 27,000 square feet. The Company has also begun construction of a media and video studio facility.

The financial results for the third quarter of 2004 were positively impacted by the continued benefit of recent service and sales and marketing initiatives, which included every-other-month residential pest control service, Gold Medal premium commercial pest control services, the investment in Business Development Managers for every Orkin division, the Commercial Pest Control Quality Assurance Program, termite directed liquid and baiting treatment, and the creation of or enhancement of regional call centers, which have enabled better accountability over leads and better coordination of scheduling starts for new customers.

Gross margin for the quarter improved to 47.2%, compared to 46.1% for the third quarter of 2003. While the Company enjoys continued productivity improvements at Orkin, the driver in margin improvement was a significant reduction in insurance, litigation and claims expense. The Company has stressed for the last several years the various improvements made with regard to termite work and the Company is continuing to see the cumulative impact of the numerous initiatives taken. Year-to-date actual claim payments have decreased approximately 28% or almost $4.8 million from last year. The number of both new and open claims continues to decline significantly. This reduction was partially offset by property damage incurred during the various hurricanes this year. The uninsured portion is currently estimated and recorded at $0.8 million.

Fleet costs increased $0.7 million due to recent increases in oil prices. The Company experienced a 16.7% increase in the average gas price per gallon over last year. The Company was able to temper some of the increase by reducing the average number of miles driven per vehicle per month by over 7%.

Lastly, the Company recorded approximately $1.0 million in additional benefit costs related to the vacation accrual. The Company just completed programming and testing this past quarter of a project to centralize and standardize record keeping of vacation and the resulting liability was greater than previously estimated.

Results of Operations

                                                                  % Better/                                   % Better/
                                         Three Months Ended       (Worse) as        Nine Months Ended         (Worse) as
                                            September 30,        Compared to          September 30,          Compared to
                                                                  Prior Year                                  Prior Year
                                       ------------------------ --------------- --------------------------- ---------------
(in thousands)                            2004         2003          2004            2004          2003          2004
                                       ------------ ----------- --------------- --------------- ----------- ---------------
Revenues                                  $202,257    $178,262           13.5%        $568,647    $518,489            9.7%
Cost of Services Provided                  106,748      96,065          (11.1)         297,547     275,549           (8.0)
Depreciation and Amortization                6,249       5,065          (23.4)          16,670      15,258           (9.3)
Sales, General and Administrative           70,080      61,413          (14.1)         193,410     178,101           (8.6)
Gain on Sale of Assets                        (315)         33            N/M          (14,457)        (36)           N/M
Interest Income                                (68)       (120)         (43.3)            (265)       (280)          (5.4)
                                       ------------ ----------- --------------- --------------- ----------- ---------------
Income Before Income Taxes                  19,563      15,806           23.8           75,742      49,897           51.8
Provision for Income Taxes                   7,925       6,006          (32.0)          31,576      18,961          (66.5)
                                       ------------ ----------- --------------- --------------- ----------- ---------------
Net Income                                $ 11,638    $  9,800           18.8%        $ 44,166    $ 30,936           42.8%
                                       ============ ===========                 =============== ===========

Revenues for the quarter ended September 30, 2004 increased to $202.3 million, an increase of $24.0 million or 13.5%, inclusive of the Western acquisition completed on April 30, 2004, from last year's third quarter revenues of $178.3 million. For the third quarter of 2004 the primary revenue driver was the acquisition of Western, which contributed $17.6 million during the quarter as well as the residential pest control business, which grew at 7.0%. The Company's movement over the last year to regional incoming call centers has led to greater efficiency in the handling and capturing of calls and with the improved closure, greater sales and revenue. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising 57.9% of our residential pest control customer base at September 30, 2004. Revenues for the nine month period ended September 30, 2004 increased to $568.6 million, an increase of $50.2 million or 9.7% from last year's first nine month period revenues of $518.5 million. The Company's foreign operations accounted for approximately 7% of total third quarter revenues in both 2004 and 2003.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as evidenced by the following chart.

                                                   Total Net Revenues
                                         ---------------------------------------
                                             2004          2003          2002
--------------------------------------------------------------------------------
First Quarter                              $158,692      $155,122      $153,302
Second Quarter                              207,698       185,105       184,189
Third Quarter                               202,257       178,262       174,063
Fourth Quarter                                N/A         158,524       153,871
--------------------------------------------------------------------------------

Cost of Services Provided for the third quarter ended September 30, 2004 increased $10.7 million or 11.1%, although the expense expressed as a percentage of revenues decreased by 1.1 percentage points, representing 52.8% of revenues for the third quarter 2004 compared to 53.9% of revenues in the prior year third quarter. For the first nine months of 2004, Cost of Services Provided increased $22.0 million or 8.0%, and, as a percentage of revenues, improved by 0.8 percentage points, representing 52.3% of revenues for the first nine months of 2004 compared to 53.1% of revenues in the prior year. Cost of Services Provided as a percentage of revenues decreased primarily due to continuing improvements in insurance and claims, as well as continued employee productivity improvements at Orkin. These were partially offset by Western's higher Cost of Services Provided as a percentage of revenues. One area in which the Company experienced some minor expense increases was fleet, which was the result of higher lease, fuel and the cost of the Western fleet.

Sales, General and Administrative for the third quarter ended September 30, 2004 increased $8.7 million or 14.1% and, as a percentage of revenues, had a slight increase of 0.1 percentage points or 0.3%, representing 34.6% of total revenues compared to 34.5% for the prior year quarter. For the first nine months of 2004, Sales, General and Administrative increased $15.3 million or 8.6%, while margins improved by 0.4 percentage points, representing 34.0% of revenues for the first nine months of 2004 compared to 34.4% of revenues in the prior year. The decrease in Sales, General and Administrative as a percentage of revenue was mainly attributable to the discontinuation of an ineffective advertising campaign that was conducted in Canada in 2003. The savings were partially offset by the higher Sales, General and Administrative costs of Western.

Depreciation and Amortization expenses for the third quarter ended September 30, 2004 were $1.2 million or 23.4% higher than the prior year quarter. For the first nine months of 2004, Depreciation and Amortization expenses were approximately $1.4 million or 9.3% higher than the prior year. The increase was due to the addition of depreciation and amortization from the acquisition of Western partially offset by lower capital spending and certain technology assets becoming fully depreciated in the last twelve months. As part of the Western acquisition, $55.2 million of finite-lived intangible assets, principally customer contracts, were acquired. They will be amortized over periods principally ranging from 8 to 12.5 years. This represents a non-cash charge and will increase our amortization by approximately $6.0 million to approximately $12.8 million per year. For the third quarter ended September 30, 2004 amortization of $3.2 million was 80.8% higher that the prior period quarter. For the first nine months of 2004, amortization of $7.6 million was 61.8% higher that the prior year.

Income Taxes. The Company's tax provision of $7.9 million for the third quarter ended September 30, 2004 reflects increased pre-tax income over the prior year period and an increase in the effective tax rate. The effective tax rate was 40.5% for the third quarter ended September 30, 2004, up from 38.0% for the third quarter ended September 30, 2003. The increase reflects increases in the Company's effective state income tax rate, as well as the impact of permanent differences associated with the Company's Canadian operations.

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

Liquidity and Capital Resources

Cash and Cash Flow

                                             Nine Months Ended September 30,
                                         ---------------------------------------
(in thousands)                                    2004               2003
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities        $  59,980            $  58,734
Net Cash Used in Investing Activities              (72,783)             (37,287)
Net Cash Used in Financing Activities               (5,843)              (4,696)
                                                 ----------           ----------
Net Increase/(Decrease) in Cash and Cash
 Equivalents                                     $ (18,646)           $  16,751
--------------------------------------------------------------------------------

The Company believes its current cash and cash equivalents balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future and the acquisition of other select pest control businesses. The Company's operating activities generated cash of $60.0 million for the first nine months ended September 30, 2004, compared with cash provided by operating activities of $58.7 million for the same period in 2003. Cash flows from operating activities in 2004 were relatively consistent with 2003.

The Company invested approximately $6.7 million in capital expenditures during the first nine months ended September 30, 2004, compared to $8.7 million during the same period in 2003, and expects to invest between $2.0 million and $3.0 million for the remainder of 2004. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first nine months, the Company made acquisitions totaling $103.4 million, compared to $1.5 million during the same period in 2003. Acquisitions were primarily funded by cash on hand, sales of marketable securities of approximately $21.9 million, proceeds from sale of assets and borrowings under a senior unsecured revolving credit facility (See below for further discussion). A total of $8.2 million was paid in cash dividends ($0.18 per share) during the first nine months of 2004, compared to $6.8 million or $0.15 per share during the same period in 2003. The Company did not repurchase any shares of Common Stock in the first nine months of 2004 and there remain 649,684 shares authorized to be repurchased. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of September 30, 2004 or October 15, 2004. The Company maintains approximately $33.5 million in Letters of Credit which reduced its borrowing capacity under the credit facilities. These Letters of Credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

On April 28, 2004, the Company entered into a $15.0 million senior unsecured revolving credit facility. The entire amount of the credit facility was used to fund a portion of the Western Industries, Inc. acquisition that the Company closed on April 30, 2004. The Company repaid the full amount of the credit facility in May 2004.

On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.17 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred an immaterial portion of the gain pending the completion of a survey that may result in the return of a portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. During a Board of Directors meeting on October 20, 2004, the Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company has reached an agreement on the sale of an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. The transaction will take place prior to December 31, 2004 and will result in a substantial gain of approximately $10.3 million, net of costs, on the sale of the property or $.12 to $.13 per share after taxes.

On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was for approximately $106.6 million, including approximately $7.0 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

Pursuant to the Western Agreement, the Company acquired substantially all of Western's property and assets, including accounts receivable, real property leases, seller contracts, governmental authorizations, data and records, intangible rights and property and insurance benefits. As described in the Western Agreement, the Company assumed only specified liabilities of Western and obligations under disclosed assigned contracts.

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

Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning May 1, 2004 through September 30, 2004.


Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin is also a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. pending in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The attorneys for the plaintiff contend that the case is suitable for a class action and the court ruled that the plaintiffs would be permitted to pursue a class action lawsuit. The parties have now agreed to settle this matter and the court has approved an order of settlement. The Company agreed to pay certain attorney fees, $5,000 each to the two named plaintiffs, and agreed to perform additional termite reinspections, if requested by individual members of the class. The Company anticipates that this matter will be concluded in the near future. In the opinion of Management, the resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Other lawsuits or arbitrations against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren, Petsch, and Stevens cases and the Garrett arbitration. The matter of Larry Hanna, et. al. v. Rollins, Inc. dba Rollins Service Bureau formerly pending in the District Court for the Northern District of Indiana (Hammond Division) has been dismissed. For further discussion, see Note 3 to the accompanying financial statements.

A contribution of $3.0 million was made to the pension plan in April 2004. The Company may contribute an additional amount up to $5.0 million to the pension plan in 2004. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Impact of Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46, as revised, were effective in 2003 for all variable interest entities created or acquired after January 31, 2003 and extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have an effect on the Company's financial position or results of operations (see Note 1 to the accompanying financial statements).

Forward-Looking Statements

This Quarterly Report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's pest and termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; the cost reduction benefits of the corporate restructuring may not be as great as expected or eliminated positions may have to be reinstated in the future; expected benefits of the commercial division re-eingeering may not be realized, potential increases in labor costs; uncertainties of litigation; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2004, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of September 30, 2004, this risk was not significant in the first nine months of 2004 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

 Item 4.  Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Rollins, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. As of September 30, 2004, we did not identify any significant deficiency or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         Issuer Purchases Of Equity Securities

                                                                          Total Number of
                                                                        Shares Purchased as        Maximum Number of
                                Total Number                              Part of Publicly        Shares that May Yet
                                  of Shares          Average Price           Announced             Be Purchased Under
         Month                  Purchased (1)       Paid per Share         Repurchase Plan        the Repurchase Plan
         ------------------    ---------------     ----------------     ---------------------    ----------------------
         July 2004                      3,008               $23.37                         0                   649,684
         August 2004                    3,314               $23.25                         0                   649,684
         September 2004                 2,365               $24.35                         0                   649,684
                               ===============     ================     =====================    ======================
         Total                          8,687               $23.59                         0                   649,684

         (1) All repurchases shown are repurchases in connection with exercise of employee stock options.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits.

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


                                  ROLLINS, INC.
                                  (Registrant)



Date:  October 28, 2004        By:  /s/ Gary W. Rollins
                                    --------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)


Date:  October 28, 2004        By:  /s/ Harry J. Cynkus
                                   ---------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)