Form 10-K
period 2004-12-31
ROLLINS INC
filed 2005-03-11
CIK 84839

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2004 was $445,083,408 based on the reported last sale price of common stock on June 30, 2004, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 68,354,307 shares of Common Stock outstanding as of February 21, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.
================================================================================

                                  Rollins, Inc.
                                    Form 10-K
                      For the Year Ended December 31, 2004
                                Table of Contents

                                                                                                             Page
Part I

Item 1.      Business.                                                                                        11

Item 2.      Properties.                                                                                      17

Item 3.      Legal Proceedings.                                                                               17

Item 4.      Submission of Matters to a Vote of Security Holders.                                             18

Item 4.A.    Executive Officers of the Registrant.                                                            19



Part II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities.                                                                            20

Item 6.      Selected Financial Data.                                                                         21

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.           22

Item 7.A.    Quantitative and Qualitative Disclosures about Market Risk.                                      30

Item 8.      Financial Statements and Supplementary Data.                                                     31

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.           55

Item 9.A.    Controls and Procedures.                                                                         55

Item 9.B.    Other Information.                                                                               56


Part III

Item 10.     Directors and Executive Officers of Registrant.                                                  57

Item 11.     Executive Compensation.                                                                          57

Item 12.     Security Ownership of Certain Beneficial Owners and Management.                                  57

Item 13.     Certain Relationships and Related Transactions.                                                  57

Item 14.     Principal Auditor Fees and Services.                                                             57



Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                58

             Signatures.                                                                                      60

             Schedule II.                                                                                     62

             Exhibit Index.                                                                                   63

                                     PART I

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

     On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Since Western's founding in 1928, it has been a leader in the pest control business and is recognized for quality customer service. Western provides pest elimination services to over 130,000 customers from New York to Virginia with additional operations in Florida and Georgia. Many of Western's locations complement Orkin's network, including their strong commercial presence in the Northeast. A service niche in which Western is particularly strong is healthcare facilities. Western is the sole vendor for the New Jersey Hospital Association and provide services to over 400 nursing homes and over 1,400 healthcare facilities. Western also provides commercial services to the food processing industry, office buildings and restaurants.

     The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada and Mexico, are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 28 and 29. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

     Orkin's "every other month" (EOM) service continues to attract new customers, and we expect this business will likewise increase in popularity during 2005. Currently, approximately 60% of Orkin's existing residential customers are utilizing our EOM service and over 70% of our new customers have opted for this service.

     We are expanding regional call centers covering multiple branch locations to improve leads sold and sales started more efficiently than single branch efforts. Initial results suggest better capturing of inbound calls and increased sales. We are carefully examining the progress of these Call Centers, however we expect the majority of our leads will be handled through this network of Call Centers next year. We are developing new ways to add customers which include personalized mailers to new homeowners, outbound calls to cancelled accounts and unsold leads, and offering multi service discounts for our existing termite and pest control customers when buying the second service program.

     In 2004, we emphasized selling by our technicians as a means for generating incremental pest control business and are pleased with our progress. We have the opportunity for improving and now have the monthly reporting in place to monitor this program more closely.

     In 2003, Orkin formed a Commercial Steering Committee (CSC) to review how we conduct commercial business across the entire organization and to recommend improvements. The CSC presented a course of action to the Executive Steering Committee in June 2004 which outlined a plan to enhance and streamline our business and better serve our commercial customers. Additionally, the CSC was charged to coordinate the various initiatives which touch our commercial business and to integrate them into a more efficient whole. To carry out their charter provided by the Executive Steering Committee, the CSC established five action teams to target key business processes, Sales, Product Packaging, Customer Management, Service Delivery and Finance and Billing. These teams designed related business processes to improve efficiency and made technology requirement recommendations to support these new processes. The design phase of the commercial project was completed at year end. An implementation team is now in the process of being formed and IT projects for Customer reporting and Routing and Scheduling are now being initiated.

     Orkin's educational partnerships also provided new opportunities and additional brand awareness, and our Company is especially proud of three outstanding initiatives. First, our partnership with the National Science Teachers Association (NSTA), a nationwide organization with over 50,000 members, offers teachers the opportunity to have an Orkin Man visit their classroom to teach children about the importance of insects in our environment. At NSTA's national conference in April 2004, 956 teachers signed up for an Orkin Man presentation and 4,000 Orkin pest identification posters were distributed as teaching guides. Second, the O. Orkin Insect Zoo at the Smithsonian Museum of Natural History in Washington D.C. welcomed more visitors than almost any exhibit in the museum. Upgraded in 2003, the exhibit continues to educate children and adults on the value of insects in their surroundings. And thirdly, we have initiated a new collaboration alliance with the U.S. Centers for Disease Control and Prevention (CDC) to develop educational projects that target health-related risks. As we announced in July 2004, Orkin will co-develop materials to help our pest management professionals provide more comprehensive information to our customers and expand health-related information on Orkin's website. For the next 12 months, we will also co-develop and distribute public information regarding pests and the prevention of associated infectious diseases.

     Orkin's commercial pest control programs enable us to deliver customized service to industries such as food processing and distribution, discount and grocery retailers, fast food, healthcare and restaurants. As the nation's largest commercial pest control provider, the Company services national chains (primarily sold through the Orkin National Accounts department) as well as locally-owned businesses. A primary goal of the Company is to grow national account revenue at a pace that will enable us to further expand our market share.

     Orkin introduced the Gold Medal Protection program in the United States in 2003, which continues to attract new customers. This custom-designed pest control service is targeted to specific high-end commercial customers primarily in the food manufacturing and processing industry. The program provides a comprehensive reporting system that meets federal and state regulatory requirements. When a customer buys the Gold Medal program they are engaging Orkin's quality assurance people, including professional entomologists, sanitarians, food safety experts and commercial and industry specialists, to meet the client's expectations. The pest control assurance program is improving the service being provided to commercial customers and building stronger relationships. The Company is also improving our handheld computer capabilities to support these customers. The program also guarantees free retreatment if the customer is not satisfied and Orkin commits to paying any regulatory penalties as a result of a shortfall in our service. This was the first pest control program of its kind in North America to receive ISO 9002 certification.

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

     In 2004, we began promoting our AutoPay customer purchase option, which allows new customers to use their debit or credit card to pay for their service automatically. We believe customers will increasingly utilize this convenient option. We are also finding that this offer of convenience is appreciated, as we have a better retention rate for the AutoPay customers.

     As more people turn to the Internet to help manage their active lives, the Orkin website (www.orkin.com) provides important online services while gaining recognition for the Orkin brand. We believe that the Internet presents an excellent opportunity for generating future growth for our company, and we are just beginning to appreciate this potential and take advantage of it. In 2002, Orkin received less than 100 leads from our company website; but by 2004, our focus and investment in this area led to over 46,000 leads. Our "interactive capability" means that customers can schedule their service online or ask a technical question - any time of the day or night. Almost 2,000 customers or prospects were visiting our website daily by year end.

     The Global Positioning System ("GPS") technology, introduced four years ago, has resulted in improved driver safety and service production. Now, newer generation GPS units are installed that allow 24 / 7 monitoring and reporting of speed, location, and seatbelt usage as well as allowing remote updating of mapping software. This technology also details the route a service technician takes rather than just noting stops. These units create reports that are easier to read and allow data to be sent directly to a server. This equipment is being utilized in all of our Orkin branches and we are optimistic that it will be a building block to creating a comprehensive "routing and scheduling" system in the future.

     The dollar amount of service contracts and backlog orders as of the end of the Company's 2004 and 2003 calendar years was up by 38% to approximately $43.1 million and $31.3 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

     Orkin was recognized by Training magazine as one of the Top 100 companies to excel in training and employee development for the third year in a row for 2004. The award is given to select companies that have created positive learning environments for their workforce. Orkin attained further recognition in 2004 for its training program by achieving first place honors for the BEST Award given by the American Society for Training and Development. The Rollins Training Center, located in Atlanta, was specifically referenced as evidence of the Company's dedication to employee performance improvement. The Rollins Training Center has a full-size house and several other real examples of building structures where technicians can see the relationship between pests and home construction. They can also practice performing pest treatments under the supervision of qualified instructors. In the classrooms, technicians acquire guidance in customer relations, pest problem solving and advanced technical skills through highly interactive instructor-led training.

     In 2004, we expanded our 27,000 square foot Atlanta training facility to include a 13,000 square foot commercial training center. This new facility includes a commercial kitchen, bakery, hotel room, hospital room, locker room, pharmacy, restaurant, supermarket and warehouse space. We are confident that this industry-specialized training will help ensure that commercial technicians provide the best integrated pest management (IPM) service to their customers as they learn how to both identify and correct potential pest problems before they occur. Training in the commercial section began in August 2004, and the Company anticipates that an increasing number of technicians will receive training through our Atlanta commercial or residential centers during 2005.

     Rollins' business development managers, working hand-in-hand with our division vice presidents and regional managers, continue to add to the Company's sales and marketing program success. As a result of improvement in lead generation and increased sales, sales employee retention has improved in our branches across the country.

     The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 49 Company franchises at the end of 2004 compared to 44 at the end of 2003. Subsequently, the Company opened two more franchises on January 1, 2005 to expand our total to 51 franchises.

Seasonality

     The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company's pest and termite control operations during such periods as evidenced by the following chart. In addition, revenues were favorably impacted in 2004 after the acquisition of Western Pest Services on April 30, 2004.

                                                      Total Net Revenues
                                             -----------------------------------
                                                  2004        2003        2002
        ------------------------------------------------------------------------
        First Quarter                           $160,416*   $155,122    $153,302
        Second Quarter                           202,725*    185,105     184,189
        Third Quarter                            203,925*    178,262     174,063
        Fourth Quarter                           183,818     158,524     153,871
        ------------------------------------------------------------------------

        * Restated for change in accounting principle.

Inventories

     The Company has relationships with multiple vendors for pest and termite control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

     In early August 2004, the Company signed an agreement with Univar USA whereby Univar will provide warehouse, logistical and delivery services for Orkin's branches throughout the United States. Univar had been successfully supplying Orkin's Pacific Division and the Western Commercial Region for the past year. This arrangement enables the Company to concentrate even more on its core pest and termite control business. It will speed up the delivery of products to all branches, which will result in an improved service support while lowering branch inventories and freight costs.

     As part of the agreement with Univar, Univar also acquired certain assets of Dettelbach Pesticide Corp, a wholly owned subsidiary of Orkin. Dettelbach, a southeastern pest control materials distributor, offered insecticides, termiticides, and equipment to pest control professionals and previously contributed approximately $3.0 million in annual revenue to the Company.

Competition

     The Company believes that Rollins, through Orkin and Western Pest Services, competes favorably with competitors as one of the world's largest pest and termite control companies, including Terminix and Ecolab.

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

     Some of the more recent studies that have been conducted on behalf of the Company include studies on fly pathogens, ant pathogens, and other pests found in the food-processing environment by the University of Florida. The Company maintains a close relationship with several universities for research and validation of treatment procedures and material selection.

     The Company also conducts tests of new products with the specific manufacturers of such products. These include a new proprietary mousetrap and a biological foaming agent for commercial drain cleaning. The Company also works closely with industry consultants to improve service and establish new and innovative methods and procedures.

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

Employees

     The number of persons employed by the Company as of February 28, 2005 was approximately 7,800 compared to 7,200 at December 31, 2003. This increase in the number of employees was due to the addition of approximately 700 employees from the Western Pest acquisition. This increase in employees was partially offset by the continued transition to every-other-month pest control service, which has resulted in the need for fewer technicians along with other organizational changes, such as the move to regional call centers.

Recent Developments

     The Board of Directors, at its quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record on February 10, 2005. Accordingly, the par value for additional shares issued will be adjusted to common stock, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing throughout this Form 10-K have been retroactively adjusted for this split.

     Also, at the same meeting, the Board of Directors authorized a 25% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.05 per share, as adjusted for the stock split, will be payable March 10, 2005 to stockholders of record at the close of business February 10, 2005. The Company's new annual dividend rate is $0.20 per share as adjusted for the stock split.

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

     We operate in a highly competitive industry. Our revenues and earnings may be affected by the following factors: changes in competitive prices, weather related issues, general economic issues and governmental regulation. We compete with other large pest control companies, as well as numerous smaller pest control companies for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

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

     In the normal course of business, Orkin is a defendant in a number of lawsuits, including Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida which alleges that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al.
v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. Additionally, arbitration has been filed in Jacksonville, Florida, by Cynthia Garrett against Orkin (Cynthia Garrett v. Orkin, Inc.) in which the plaintiff is seeking certification of a class. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Item 2. Properties.

     The Company's administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases several hundred branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company. The Company acquired and now owns 15 new branch locations as part of the Western acquisition, as well as 13 that are leased.

     On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.11 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a small portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company sold an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. for $10.6 million in cash. The transaction took place on December 29, 2004 and resulted in a $6.3 million gain, net of costs and after taxes.

Item 3. Legal Proceedings.

     Orkin, one of the Company's subsidiaries, is a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December the Court issued a new ruling certifying the class action. Orkin intends to appeal this new ruling to the Florida Second District Court of Appeals. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Orkin was also a named defendant in Helen Cutler and Mary Lewin v. Orkin Exterminating Company, Inc. et al. in the District Court of Houston County, Alabama. The plaintiffs in the above mentioned case filed suit in March of 1996 and were seeking monetary damages and injunctive relief for alleged breach of contract arising out of alleged missed or inadequate reinspections. The parties settled this matter and it is now concluded. In the opinion of Management, the ultimate resolution of this action did not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition, results of operations or liquidity.

     Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis
D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. An arbitration has also been filed in Jacksonville, Florida, by Cynthia Garrett against Orkin (Cynthia Garrett v. Orkin, Inc.) in which the plaintiff is seeking certification of a class. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

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

               Name                   Age               Office with Registrant               Date First Elected
                                                                                              to Present Office
  ------------------------------------------------------------------------------------------------------------------
   R. Randall Rollins (1)              73       Chairman of the Board                             10/22/91
   Gary W. Rollins (1) (2)             60       Chief Executive Officer, President and             7/24/01
                                                Chief Operating Officer
   Michael W. Knottek (3)              60       Senior Vice President and Secretary                4/23/02
   Harry J. Cynkus (4)                 55       Chief Financial Officer and Treasurer              5/28/98
   Glen W. Rollins (5)                 38       Vice President                                     4/23/02

--------------

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

(5) Glen W. Rollins is the son of Gary W. Rollins. He joined the Company in 1989 and has held a variety of field management and staff positions within the organization. He was elected Executive Vice President of Orkin, Inc. in June 2001. In April 2002, he was named Vice President of Rollins, Inc. In February 2004, he was named President and Chief Operating Officer of Orkin, Inc.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Common Stock of the Company is listed on the New York and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2004 and 2003 (all prices were adjusted for the stock split effective March 10, 2005) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

                            Stock Price      Dividends                            Stock Price        Dividends
                     -----------------------   Paid                        -------------------------    Paid
  2004                  High         Low     Per Share  2003                    High          Low    Per Share
  ---------------------------------------------------- -------------------------------------------------------
   First Quarter        $17.67       $14.83      $.04   First Quarter           $15.93        $11.38      $.03
   Second Quarter        18.07        14.07       .04   Second Quarter           16.60         12.14       .03
   Third Quarter         16.66        14.56       .04   Third Quarter            13.15         10.91       .03
   Fourth Quarter        18.30        15.96       .04   Fourth Quarter           15.65         11.87       .03
  ------------------------------------------------------------------------------------------------------------

The number of stockholders of record as of February 21, 2005 was 1,731.

Issuer Purchases Of Equity Securities


                                                                        Total Number of
                                                                      Shares Purchased as        Maximum Number of
                               Total Number                             Part of Publicly        Shares that May Yet
                                of Shares          Average Price           Announced             Be Purchased Under
Month                         Purchased (1)       Paid per Share        Repurchase Plan         the Repurchase Plan
-------------------------    ----------------    -----------------    ---------------------    -----------------------
October 2004                           7,139               $17.56                        0                    974,526
November 2004                         18,102               $17.39                        0                    974,526
December 2004                         15,582               $17.33                   57,000                    917,526
                             ================    =================    =====================    =======================
Total                                 40,823               $17.39                   57,000                    917,526

(1) All repurchases shown are repurchases in connection with exercise of employee stock options.

----------------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data.

     The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been restated for 2002, 2001 and 2000 for the three-for-two stock split effective March 10, 2003 for all shares held on February 10, 2003 and all shares have been restated for the three-for-two stock split effective March 10, 2005.

----------------------------------------------------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                    ------------------------------------------------------------
(in thousands except per share data)                   2004         2003        2002        2001        2000
----------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
   Revenues                                           $750,884     $677,013    $665,425    $649,925    $646,878
   Income Before Income Taxes                           98,712       60,030      43,726      27,326      15,403

   Income before cumulative effect of a change in
     accounting principles                              58,259       35,761      27,110      16,942       9,550
   Cumulative effect on prior years of changing to
     a different revenue and cost recognition method    (6,204)         ---         ---         ---         ---
                                                    ---------------------------------------------------------------
   Net Income                                         $ 52,055     $ 35,761    $ 27,110    $ 16,942    $  9,550
   Income Per Share--Basic:
    Income before change in accounting principle          0.85         0.53        0.40        0.25        0.14
   Cumulative effect of change in accounting
     principle                                           (0.09)         ---         ---         ---         ---
                                                    ---------------------------------------------------------------
     Net Income                                           0.76         0.53        0.40        0.25        0.14
   Income Per Share--Diluted:
     Income before change in accounting principle         0.83         0.51        0.40        0.25        0.14
     Cumulative effect of change in accounting
       principle                                         (0.09)         ---         ---         ---         ---
                                                    ---------------------------------------------------------------
     Net Income                                       $   0.74     $   0.51    $   0.40    $   0.25    $   0.14
   Pro forma amounts assuming the new accounting
     method is applied retroactively
                                                    ---------------------------------------------------------------
      Net Income                                      $ 58,259     $ 38,019    $   *       $   *       $   *
   Income per share - Basic                           $    .85     $   0.56    $   *       $   *       $   *
   Income per share - Diluted                         $    .83     $   0.55    $   *       $   *       $   *
   Dividends per Share                                $   0.16     $   0.13    $   0.09    $   0.09    $   0.09
----------------------------------------------------------------------------------------------------------------

*The pro forma amounts for periods prior to 2003 are not determinable as the newly adopted accounting method requires discrete information on claims outstanding and certain other post-contract liabilities that is not available.

----------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
                                                                          At December 31,
                                                    ------------------------------------------------------------
                                                        2004        2003        2002         2001        2000
                                                    ------------------------------------------------------------
   Total Assets                                       $418,780     $349,904    $318,338    $296,559    $298,819
   Noncurrent Capital Lease Obligations                     --           --          --          --         256
   Long-Term Debt                                        1,700        1,734       2,913       4,895       4,656
   Stockholders' Equity                               $167,549     $138,774    $ 90,690    $ 85,498    $ 78,599
   Number of Shares Outstanding at Year-End             68,504       67,735      67,199      67,658      67,581
----------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                                                                                            % Better/(Worse) as
                                                           Years Ended December 31,        Compared to Prior Year
                                                    --------------------------------------------------------------
(in thousands)                                          2004          2003        2002        2004       2003
------------------------------------------------------------------------------------------------------------------
Revenues                                               $750,884     $677,013     $665,425      10.9%       1.7%
Cost of Services Provided                               395,334      362,422      361,318      (9.1)      (0.3)
Depreciation and Amortization                            23,034       20,179       21,635     (14.1)       6.7
Sales, General and Administrative                       258,893      236,514      238,180      (9.5)       0.7
(Gain)/Loss on Sale of Assets                           (24,716)      (1,700)         762       N/M        N/M
Interest Income                                            (373)        (432)        (196)    (13.7)     120.4
                                                    --------------------------------------------------------------
Income Before Income Taxes                               98,712       60,030       43,726      64.4       37.3
Provision for Income Taxes                               40,453       24,269       16,616     (66.7)     (46.1)
Cumulative Effect of a Change in Accounting
   Principle                                             (6,204)         ---          ---       N/M        N/M
------------------------------------------------------------------------------------------------------------------
Net Income                                              $52,055      $35,761      $27,110      45.6%      31.9%
------------------------------------------------------------------------------------------------------------------

General Operating Comments

     The Company's addition of Western Pest Services, along with continued emphasis on customer retention and building recurring revenues, was the primary driver of revenue growth of 16.0% in the fourth quarter and 10.9% for the year ended December 31, 2004 as compared to the prior year periods, despite severe weather from four hurricanes in Florida and other parts of the country in 2004.

     The financial results for the fourth quarter and the twelve months ended December 31, 2004 were positively impacted by the continued benefit of our every-other-month residential pest control service, which was 80.8% of all new residential sales in the fourth quarter, Gold Medal premium commercial pest control services, and termite directed liquid and baiting treatment.

     For the fourth quarter of 2004, the Company had net income of $13.9 million compared to net income of $4.8 million in the fourth quarter of 2003, which represents a 187.4% increase. In addition to the revenue increase of 16.0%, the Company achieved margin improvement in Cost of Services Provided of 0.4 percentage points and Sales, General and Administrative Expenses of 1.4 percentage points, expressed as a percentage of revenues. In addition, the effective income tax rate was 38.7% in the fourth quarter of 2004 as compared to 52.4% in fourth quarter of 2003.

     For the year ended December 31, 2004, the Company had income before the change in accounting principle of $58.3 million compared to net income of $35.8 million in 2003, which represents a 62.9% increase. In addition to the revenue increase of 10.9%, the Company achieved margin improvements, expressed as a percentage of revenues, in Cost of Services Provided of 0.9 percentage points and in Sales, General and Administrative of 0.4 percentage points.

     For the year ended December 31, 2004, the Company's cash, short-term investments and marketable securities declined by $24.7 million, mainly due to the $110 million cash purchase of Western Pest Services in April 2004. The Company had total Cash and Short-Term Investments of $56.7 million as of December 31, 2004, a 30.3% decrease from December 31, 2003.

     The Company began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000 and its second international franchise in Panama in 2003. At December 31, 2004, Orkin had 49 franchises in total as compared to 44 as of December 31, 2003. Subsequently, the Company opened two more franchises on January 1, 2005 to expand our total to 51 franchises.

Results of Operations--2004 Versus 2003

     Revenues for the year ended December 31, 2004 were $750.9 million, an increase of $73.9 million or 10.9% from last year's revenues of $677.0 million. The Company's acquisition of Western Pest Services increased Revenue by $49.0 million for the year. The Company's historical business prior to the acquisition of Western Pest was $701.4 million for the year, a $23.4 million increase or 3.5% compared to 2003. The Company's historical business information is included for core business comparisons to the prior year. The Company's Commercial revenue growth increased 18%, due primarily to the acquisition of Western Pest Services, better customer retention in Orkin's U.S. operations, and strong growth in its Canadian business operations. The Company's commercial pest control division continued to receive favorable reaction to the rollout of its premium Gold Medal service, which specifically targets food processing and manufacturing companies. Residential pest control revenues rose by 9.4% in 2004, helped by the Western acquisition as well growth in the customer base, 4.8% growth in units sold, better average selling prices, continued improvements in customer retention, and successful price increase campaigns in Orkin's operations. Every-other-month service, our primary residential pest control service offering, continues to grow in importance, comprising over 60% of our residential pest control customer base at December 31, 2004.

     Termite revenues increased by 3.4% for the year ended December 31, 2004 primarily due to the addition of Western Pest Services. Orkin's termite revenues declined slightly due to loss in customer base from the expiration of fixed-term contracts and lower unit sales, partially offset by slightly higher average selling prices.

     The Company's foreign operations accounted for approximately 6.5% of total revenues for the year ended December 31, 2004 as compared to 6.3% in 2003.

     The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. In addition, revenues were favorably impacted in 2004 after the acquisition of Western Pest Services on April 30, 2004.

     Cost of Services Provided for the year ended December 31, 2004 increased $32.9 million or 9.1%, although the expense margin expressed as a percentage of revenues improved by 0.9 percentage points, representing 52.6% of revenues for the year ended December 31, 2004 compared to 53.5% of revenues in the prior year. The dollar increase was mainly due to the addition of Western Pest Services, which accounted for $30.2 million of the total, as well as increases in service salaries, fleet expenses due to higher fuel costs, and fringe benefit costs due to higher group medical insurance and pension costs, partially offset by improvements in insurance and claims costs. Service technician productivity and average pay continued to improve, which leads to better employee retention and, in Management's opinion, improved customer retention.

     Sales, General and Administrative for the year ended December 31, 2004 increased $22.4 million or 9.5% while improving as a percentage of revenues by
0.4 percentage points, averaging 34.5% of total revenues compared to 34.9% for the prior year. The increase for the year was primarily a result of the acquisition of Western Pest Services, which was $16.4 million, as well as increases in administrative salaries, fringe benefits, fleet costs, travel, advertising and promotions, bad debts and maintenance and repairs and other expenses.

     Depreciation and Amortization expenses for the year ended December 31, 2004 were $23.0 million or 14.1% higher than the prior year. The increase was due to the acquisition of Western Pest Services, which accounted for $4.5 million while depreciation decreased in other areas as assets continue to become fully depreciated and amortized at a faster rate than new capital expenditures. The Company had approximately $14.2 million in capital expenditures during the year ended December 31, 2004 compared to $10.6 million in 2003.

     In addition, the Company realized a net gain of $24.7 million, before income taxes, from the sale or disposal of assets for the year ended December 31, 2004, as compared to $1.7 million for the year ended December 31, 2003.

     The Company's effective tax rate was 40.5% for the first quarter of 2004, 42.7% for the second quarter, 40.5% for the third quarter, and 38.7% for the fourth quarter. As a result, the effective tax rate for the year increased to 41.0%, as compared to 40.4% in 2003.

Results of Operations--2003 Versus 2002

     Revenues for the year ended December 31, 2003 were $677.0 million, an increase of $11.6 million or 1.7% from the prior year's revenues of $665.4 million. The Company's revenue growth was very similar across its primary services, which are residential pest control, commercial pest control, and termite service. The growth in pest control revenues for the year reflected growth in the customer base, better average selling prices, continued improvements in customer retention, and successful price increase campaigns. Every-other-month service, our primary residential pest control service offering, continued to grow in importance, comprising 55% of our residential pest control customer base at December 31, 2003. In commercial pest control, the Company continued to receive favorable reaction to the rollout of its premium Gold Medal service, which specifically targets food processing and manufacturing companies, and also achieved improvements in average prices on new sales and successful price increases from existing customers. In the summer of 2003, Orkin began test marketing a mosquito control program in the northern United States and Canada. While working to address the threat of mosquito-borne diseases in the U.S., a highly successful West Nile virus preventative program was also implemented in Ontario, Canada. Two provinces were provided thousands of larvicide treatments to mosquito breeding grounds reducing the population of adult mosquitoes and their eggs. The Company expanded the mosquito control program in Canada and other U.S. markets in the spring of 2004. As another sign of strengthening in the commercial market, the Company achieved a monthly record high of sales to national accounts in September 2003.

     Termite revenues increased in the fourth quarter as a result of higher new job completions and continued growth in recurring revenues from bait monitoring and renewal revenues, although termite revenues for the twelve months ended December 31, 2003 decreased slightly, mainly as a result of the unusually wet and cold weather in parts of the U.S. in the first half of 2003. Per the National Climatic Data Center's 109 years of tracking weather data, temperatures in the Northeast Region of the country were the 10th coldest on record, and the Southeast experienced the second wettest six month period on record. The Company's foreign operations accounted for approximately 6.3% of total revenues for the year ended December 31, 2003.

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

     Depreciation and Amortization expenses for the year ended December 31, 2003 were $1.5 million or 6.7% lower than the prior year. The decrease was due to certain technology assets becoming fully depreciated in of 2003. The Company had approximately $10.6 million in capital expenditures during the year ended December 31, 2003 compared to $10.4 million in 2002.

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

Related Party Transactions

     On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.11 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a small portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company sold an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. for $10.6 million in cash. The transaction took place on December 29, 2004 and resulted in a $6.3 million gain, net of costs and after taxes.

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

     Accrual for Termite Contracts-- The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid and baiting program, more effective termiticides, and expanding training.

     Accrued Insurance-- The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company's projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be sufficiently material. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

     Revenue  Recognition--  The  Company's  revenue  recognition  policies  are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

          Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Under the newly adopted accounting method, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

          Due to this change, the Company recorded a cumulative adjustment of $6.2 million (net of income taxes). As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred and no longer accrued. The Company will continue to accrue for noticed claims.

     Contingency Accruals-- The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for
     Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of Management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

     Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources

Cash and Cash Flow

                                                                          Years ended December 31,
                                                               ----------------------------------------------
(in thousands)                                                       2004           2003            2002
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                             $ 71,927       $ 60,319       $ 53,694
Net Cash Used in Investing Activities                                  (64,702)       (32,306)       (12,155)
Net Cash Used in Financing Activities                                  (12,436)        (7,306)       (11,884)
Effect of Exchange Rate Changes on Cash                                  2,408            518             10
                                                               ----------------------------------------------
Net Increase/(Decrease) in Cash and Short-Term Investments            $ (2,803)      $ 21,225       $ 29,665
-------------------------------------------------------------------------------------------------------------

     The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $70.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $71.9 million for the year ended December 31, 2004, compared with cash provided by operating activities of $60.3 million in 2003 and $53.7 million in 2002.

     The Company invested approximately $14.2 million in capital expenditures during the year ended December 31, 2004. Capital expenditures for the year consisted primarily of the purchase of property at 2158 Piedmont Road as well as equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $10.0 million and $14.0 million in 2005 in capital expenditures. During the year, the Company made several acquisitions totaling $98.1 million compared to $1.5 million during 2003. The acquisitions were funded primarily with cash from operations and a $15 million loan taken for the Western Pest acquisition. The $15 million was paid within the same month from cash provided from operations. The Company continues to seek new acquisitions and will also give consideration to any attractive acquisition opportunities presented. A total of $10.9 million was paid in cash dividends ($0.04 per share a quarter) during the year, compared to $9.0 million or $0.03 per share a quarter during 2003. The Company repurchased 57,000 shares of Common Stock in 2004 and there remain 917,526 shares authorized to be repurchased under prior Board authorization. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of December 31, 2004 or February 15, 2005. The Company maintains approximately $34.5 million in Letters of Credit which reduced its borrowing capacity under the credit facilities. These Letters of Credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

     The Company made a contribution of $3.0 million to its defined benefit retirement plan (the "Plan") during 2004 as a result of the Plan's funding status. The Company believes that it will make contributions in the amount of approximately $4.0 million to $6.0 million in 2005. In the opinion of Management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

     The decline in the Accrual for Termite Contracts of $18.6 million or 42.3% is reflective of the change in accounting principle as well as improvement in the experience rate. The number of new termite claims declined for the sixth year in a row and was 19.6% lower than 2003, which is a result of improved treatment techniques, more effective termiticides, shorter-term guarantees and quality assurance initiatives. For further discussion, see Note 6 to the accompanying financial statements. Accrued Insurance decreased $1.4 million or 3.7% during the year as a result of improved experience rate, attributable to the Company's proactive management of issues associated with self-insured risks.

Contractual Obligations

     The impact that the Company's contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                                      Payments due by period
                                                    -----------------------------------------------------------
                                                                Less than                           More than
       Contractual Obligations (in thousands)         Total       1 year    1-3 years   3-5 years    5 years
       --------------------------------------------------------------------------------------------------------
       Long-Term Debt                                 $   470      $   187    $   225      $   58      $    --
       Non-cancelable operating leases                 66,383       20,244     24,355       9,679       12,105
       Acquisition notes payable                        2,517        1,100      1,213          72          132
                                                    -----------------------------------------------------------
          Total (1)                                   $69,370      $21,531    $25,793      $9,809      $12,237
       --------------------------------------------------------------------------------------------------------

(1) Minimum pension funding requirements are not included as such amounts have not been determined. The Company estimates that it will contribute approximately $4.0 million to $6.0 million to the plan in fiscal 2005.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Forward-Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, future contributions of Western, expected contributions of the commercial business segment, and the outcome of litigation arising in the ordinary course of business and the outcome of the Butland et al.
v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2005 capital expenditures; the impact of recent accounting pronouncements; the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     As of December 31, 2004, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facility. Due to the absence of such borrowings as of December 31, 2004, this risk was not significant in 2004 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $34.5 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------
At December 31, (in thousands except share and per share data)                              2004          2003
-----------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and Short-Term Investments                                                        $ 56,737      $ 59,540
   Marketable Securities                                                                        --        21,866
   Trade Receivables, Short Term, Net of Allowance for Doubtful Accounts
     of $4,032 and $3,729, respectively                                                     45,469        39,380
   Materials and Supplies                                                                    8,876         9,837
   Deferred Income Taxes                                                                    28,355        23,243
   Other Current Assets                                                                      7,368         7,414
                                                                                         ------------------------
     Total Current Assets                                                                  146,805       161,280

   Equipment and Property, Net                                                              49,163        35,836
   Goodwill                                                                                121,532        72,498
   Customer Contracts and Other Intangible Assets                                           73,938        30,333
   Deferred Income Taxes                                                                    13,328        15,902
   Trade Receivables, Long Term, Net of Allowance for Doubtful Accounts
     of $1,076 and $887, respectively                                                        9,755         9,091
   Prepaid Pension                                                                             ---        24,964
   Other Assets                                                                              4,259           ---
                                                                                         ------------------------
     Total Assets                                                                         $418,780      $349,904
                                                                                         ------------------------

LIABILITIES
   Accounts Payable                                                                       $ 15,438      $ 12,290
   Accrued Insurance                                                                        14,963        13,050
   Accrued Compensation and Related Liabilities                                             38,453        31,019
   Unearned Revenue                                                                         81,195        46,007
   Accrual for Termite Contracts                                                            11,992        21,500
   Other Current Liabilities                                                                25,939        21,156
                                                                                         ------------------------
     Total Current Liabilities                                                             187,980       145,022

   Accrued Insurance, Less Current Portion                                                  22,667        26,024
   Accrual for Termite Contracts, Less Current Portion                                      13,319        22,373
   Accrued Pension                                                                          10,579           ---
   Long-Term Accrued Liabilities                                                            16,686        17,711
                                                                                         ------------------------
     Total Liabilities                                                                     251,231       211,130
                                                                                         ------------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Common Stock, par value $1 per share; 99,500,000 shares authorized; 69,060,112 and
     68,356,027 shares issued, respectively                                                 69,060        68,356
   Treasury Stock, at par value of $1 per share, 556,000 shares at December 31, 2004
     and 621,000 shares at December 31, 2003                                                  (556)         (621)
   Additional Paid-In Capital                                                               10,659         4,408
   Accumulated Other Comprehensive Loss                                                    (16,066)         (314)
   Unearned Compensation                                                                    (3,475)         (107)
   Retained Earnings                                                                       107,927        67,052
                                                                                         ------------------------
                                                                                         ------------------------
     Total Stockholders' Equity                                                            167,549       138,774
                                                                                         ------------------------
                                                                                         ------------------------
     Total Liabilities and Stockholders' Equity                                           $418,780      $349,904
                                                                                         ------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31, (in thousands except per share data)                   2004        2003         2002
-----------------------------------------------------------------------------------------------------------------
REVENUES
   Customer Services                                                           $750,884    $677,013     $665,425
                                                                              -----------------------------------

COSTS AND EXPENSES
   Cost of Services Provided                                                    395,334     362,422      361,318
   Depreciation and Amortization                                                 23,034      20,179       21,635
   Sales, General and Administrative                                            258,893     236,514      238,180
   (Gain)/Loss on Sale of Assets                                                (24,716)     (1,700)         762
   Interest Income                                                                 (373)       (432)        (196)
                                                                              -----------------------------------
                                                                                652,172     616,983      621,699
                                                                              -----------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                     98,712      60,030       43,726
                                                                              -----------------------------------

PROVISION FOR INCOME TAXES
   Current                                                                       27,375      13,864       13,680
   Deferred                                                                      13,078      10,405        2,936
                                                                              -----------------------------------
                                                                                 40,453      24,269       16,616
                                                                              -----------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                58,259      35,761       27,110
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $4,017      (6,204)         --           --
                                                                              -----------------------------------
NET INCOME                                                                     $ 52,055    $ 35,761     $ 27,110
                                                                              -----------------------------------

INCOME PER SHARE--BASIC
   Income Before Cumulative Effect of Change in Accounting Principle               0.85        0.53         0.40
   Cumulative Effect of Change in Accounting Principle                            (0.09)         --           --
                                                                              -----------------------------------
Net Income Per Share Basic                                                     $   0.76    $   0.53     $   0.40
                                                                              -----------------------------------

INCOME PER SHARE--DILUTED
   Income Before Cumulative Effect of Change in Accounting Principle               0.83        0.51         0.40
   Cumulative Effect of Change in Accounting Principle                            (0.09)         --           --
                                                                              -----------------------------------

Net Income Per Share Diluted                                                   $   0.74    $   0.51     $   0.40
                                                                              -----------------------------------

   Weighted Average Shares Outstanding--Basic                                    68,321      67,604       67,532
   Weighted Average Shares Outstanding--Diluted                                  70,167      69,309       68,114

                                                                                2004        2003         2002
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE                                                       $   0.16    $   0.13     $    0.09

PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
METHOD IS APPLIED RETOACTIVELY
    NET INCOME                                                                 $ 58,259    $ 38,019     $     *
INCOME PER SHARE BASIC                                                         $   0.85    $   0.56     $     *
INCOME PER SHARE DILUTED                                                       $   0.83    $   0.55     $     *

     * The pro forma amounts for periods prior to 2003 are not determinable as the newly adopted accounting method requires discrete information on claims outstanding and certain other post-contract liabilities that is not available.


     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries




                                                                                         Accumulated
(in thousands)                    Common Stock   Treasury Stock Additional                  Other
                                 --------------- --------------  Paid-In  Comprehensive Comprehensive   Unearned   Retained
                                 Shares  Amount  Shares  Amount  Capital  Income (Loss) Income (Loss) Compensation Earnings  Total
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 2001     45,266 $45,266   (161)  $(161)  $   678     $     --       $ (4,822)             $ 44,537 $ 85,498
                                                                                                                           ---------
Net Income                                                                     27,110                               27,110   27,110
Other Comprehensive Income,
  Net of Tax Minimum Pension
  Liability Adjustment                                                        (12,135)                                      (12,135)
   Foreign Currency Translation
     Adjustments                                                                   10                                            10
                                                                             ---------
Other Comprehensive Loss                                                      (12,125)       (12,125)
                                                                             ---------
Comprehensive Income                                                         $ 14,985
                                                                             ---------
Cash Dividends                                                                                                      (6,004)  (6,004)
Common Stock Purchased              (90)    (90)  (241)   (241)   (2,519)                                           (3,316)  (6,166)
Issuance of 401(k) Company Match                    90      90     1,634                                                      1,724
Three-for-Two Stock Split - 2003    (27)    (27)   (75)    (75)                                                        102       --
Three-for-Two Stock Split - 2005 22,593  22,593   (193)   (193)                                                    (22,400)      --
Unearned Compensation                                                                                        (278)             (278)
Other                                37      37                      506                                               388      931
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 2002     67,779 $67,779   (580)  $(580)  $   299     $     --       $(16,947)        (278)$ 40,417 $ 90,690
                                                                                                                           ---------
Net Income                                                                     35,761                               35,761   35,761
Other Comprehensive Income,
   Net of Tax Minimum Pension
   Liability Adjustment                                                        16,182                                        16,182
   Foreign Currency Translation
     Adjustments                                                                  518                                           518
   Unrealized Loss on Investments                                                 (67)                                          (67)
                                                                             ---------
Other Comprehensive Income                                                     16,633         16,633
                                                                             ---------
Comprehensive Income                                                         $ 52,394
                                                                             ---------
Cash Dividends                                                                                                      (9,010)  (9,010)
Issuance of 401(k) Company Match                    72      72     2,087                                                      2,159
Three-for-Two Stock Split - 2003     24      24    (99)    (99)                                                         75       --
Three-for-Two Stock Split - 2005    192     192    (14)    (14)                                                       (178)      --
Unearned Compensation                                                                                                  171      171
Other                               361     361                    2,022                                               (13)   2,370
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 2003     68,356 $68,356   (621)  $(621)  $ 4,408     $     --       $   (314)        (107)$ 67,052 $138,774
                                                                                                                           ---------

                                                                                         Accumulated
(in thousands)                    Common Stock   Treasury Stock Additional                  Other
                                 --------------- --------------  Paid-In  Comprehensive Comprehensive   Unearned   Retained
                                 Shares  Amount  Shares  Amount  Capital  Income (Loss) Income (Loss) Compensation Earnings  Total
                                 ---------------------------------------------------------------------------------------------------
Net Income                                                                     52,055                               52,055   52,055
Other Comprehensive Income,
   Net of Tax Minimum Pension
   Liability Adjustment                                                       (18,355)                                      (18,355)
   Foreign Currency Translation
     Adjustments(1)                                                             2,408                                         2,408
   NSO Stock Options                                                              131                                           131
   Unrealized Gain on Investments                                                  64                                            64
                                                                             ---------
Other Comprehensive Income/(Loss)                                             (15,752)       (15,752)
                                                                             ---------
Comprehensive Income                                                         $ 36,303
                                                                             ---------
Cash Dividends                                                                                                     (10,924) (10,924)
Common Stock Purchased                             (38)    (38)     (899)                                                      (937)
Issuance of 401(k) Company Match                    83      83     2,052                                                      2,135
Three-for-Two Stock Split - 2005    234     234     22      22                                                        (256)      --
Unearned Compensation               152     152                    3,701                                   (3,368)              485
Other                               318     318     (2)     (2)    1,397                                                      1,713
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 2004     69,060 $69,060   (556)  $(556)  $10,659     $     --       $(16,066)     $(3,475)$107,927 $167,549
------------------------------------------------------------------------------------------------------------------------------------

(1)Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------
Years Ended December 31, (in thousands)                                        2004          2003         2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                 $ 52,055      $ 35,761     $ 27,110
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Change in Accounting Principle, Net                                         6,204            --           --
     Depreciation and Amortization                                              23,034        20,179       21,635
     Provision for Deferred Income Taxes                                        13,078        10,405        3,643
     Gain on Sale of Assets                                                    (24,716)       (1,700)          --
     Other, Net                                                                  1,938           654          955
   (Increase) Decrease in Assets:
     Trade Receivables                                                          (6,088)          339         (115)
     Materials and Supplies                                                      2,645           878        1,244
     Other Current Assets                                                          482         2,056          945
     Other Non-Current Assets                                                     (304)         (199)         (44)
   Increase (Decrease) in Liabilities:
     Accounts Payable and Accrued Expenses                                      14,959         9,776       (6,645)
     Unearned Revenue                                                            5,582         2,959       15,579
     Accrued Insurance                                                          (3,703)       (2,889)        (663)
     Accrual for Termite Contracts                                              (5,046)       (2,573)      (4,429)
     Long-Term Accrued Liabilities                                              (8,193)      (15,327)      (5,521)
                                                                            --------------------------------------
   Net Cash Provided by Operating Activities                                    71,927        60,319       53,694
                                                                            --------------------------------------

INVESTING ACTIVITIES
   Purchases of Equipment and Property                                         (14,204)      (10,597)     (10,367)
   Acquisitions/Dispositions of Companies, Net                                 (98,090)       (1,543)      (1,788)
   Sales/(Purchases) of Marketable Securities, Net                              21,866       (21,866)          --
   Proceeds From Sales of Assets                                                25,726         1,700           --
                                                                            --------------------------------------
   Net Cash Used in Investing Activities                                       (64,702)      (32,306)     (12,155)
                                                                            --------------------------------------

FINANCING ACTIVITIES
   Dividends Paid                                                              (10,924)       (9,010)      (6,004)
   Common Stock Purchased                                                         (937)           --       (6,166)
   Payments on Capital Leases                                                       --            --         (256)
   Other                                                                          (575)        1,704          542
                                                                            --------------------------------------
   Net Cash Used in Financing Activities                                       (12,436)       (7,306)     (11,884)
                                                                            --------------------------------------

   Effect of Exchange Rate Changes on Cash                                       2,408           518           10
                                                                            --------------------------------------

   Net Increase/(Decrease) in Cash and Short-Term Investments                   (2,803)       21,225       29,665
   Cash and Short-Term Investments at Beginning of Year                         59,540        38,315        8,650
                                                                            --------------------------------------
   Cash and Short-Term Investments at End of Year                             $ 56,737      $ 59,540     $ 38,315
                                                                            --------------------------------------

                                                                               2004          2003         2002
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
     Cash Paid for Interest                                                   $    257      $    349     $    436
     Cash Paid for Income Taxes                                               $ 29,011      $ 20,213     $ 10,893

Supplemental Disclosures of Non-Cash Items

Pension--Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income (loss) were $(32.1) million, $26.1 million and $(19.9) million in 2004, 2003 and 2002, respectively.

Significant Acquisition-- The Company purchased all of the assets and assumed certain liabilities of Western Pest Services ("Western"). The fair values of Western's assets and liabilities at the date of acquisition are presented below:

               Real Estate                 $  11,170
               Customer Contracts             50,500
               Trade Name                      3,900
               Patents                           130
               Non Compete Agreement             400
               Goodwill                       35,706
                                           ----------
                                             101,806

               Net Liabilities Assumed         8,357
                                           ----------

               Net Purchase Price          $ 110,163
                                           ==========

     The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003, and 2002, Rollins, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description--Rollins, Inc. (the "Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

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

Principles of Consolidation--The Company's policy is to consolidate all subsidiaries, investees or other entities where it has voting control, is subject to a majority of the risk of loss or is entitled to receive a majority of residual returns. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other entities that require consolidation.

     The consolidated financial statements include the accounts of the Company and subsidiaries owned by the Company. All material intercompany accounts and transactions have been eliminated.

Estimates Used in the Preparation of Consolidated Financial Statements--The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the accompanying notes and financial statements. Actual results could differ from those estimates.

Revenues--The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

     Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Under the newly adopted accounting method, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

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

Allowance for Doubtful Accounts--The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable.

Advertising--Advertising expenses are charged to expense during the year in which they are incurred. The total advertising costs were approximately $33.4 million, $31.9 million and $30.0 million in 2004, 2003 and 2002, respectively.

Cash and Short-Term Investments--The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments are stated at cost, which approximates fair market value.

Marketable Securities--The Company maintains investments held with several large, well-capitalized financial institutions. The Company's investment policy does not allow investment in any securities rated less than "investment grade" by national rating services.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's marketable securities generally consist of United States government, corporate and municipal debt securities. The Company had no marketable securities as of December 31, 2004.

Materials and Supplies--Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes--The Company provides for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Equipment and Property--Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $12.1 million in 2004, $13.3 million in 2003 and $14.9 million in 2002, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income.

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

Accrual for Termite Contracts-- The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid and baiting program, more effective termiticides and expanded training.

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

Treasury Shares--The Company records treasury stock repurchases at par value and records the difference between cost and par value as a reduction of additional paid-in-captial. During 2004 57,000 shares were repurchased for $937,000. No shares were repurchased in 2003.

Earnings Per Share--In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS for all years has been restated for the stock split effective March 10, 2005 and March of 2003. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

       (in thousands except per share data and per share amounts)              2004         2003         2002
       --------------------------------------------------------------------------------------------------------
       Basic and diluted earnings available to stockholders (numerator):     $52,055     $ 35,761     $ 27,110
       Shares (denominator):
          Weighted-average shares outstanding - Basic                         68,321       67,604       67,532
          Effect of Dilutive securities:
            Employee Stock Options                                             1,846        1,705          582
                                                                          -------------------------------------

            Weighted-Average Shares - Diluted                                 70,167       69,309       68,114

       Per share amounts:
          Basic income per common share                                      $  0.76     $   0.53     $   0.40
          Diluted income per common share                                    $  0.74     $   0.51     $   0.40
       --------------------------------------------------------------------------------------------------------

Translation of Foreign Currencies--Assets and liabilities reported in functional currencies other than U.S. dollars are translated into U.S. dollars at the year end rate of exchange. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are included in the earnings of the current period.

Stock-Based Compensation--As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                              Years Ended December 31,
                                                                         ------------------------------------
       (in thousands, except per share data)                                 2004         2003        2002
       ------------------------------------------------------------------------------------------------------

       Net income, as reported                                             $52,055       $35,761     $27,110
       Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                          (801)       (1,240)     (1,853)
                                                                         ------------------------------------
       Pro forma net income                                                $51,254       $34,521     $25,257
                                                                         ------------------------------------

       Income per share:
          Basic--as reported                                               $   0.76      $  0.53     $  0.40
          Basic--pro forma                                                 $   0.75      $  0.51     $  0.37

          Diluted--as reported                                             $   0.74      $  0.51     $  0.40
          Diluted--pro forma                                               $   0.73      $  0.50     $  0.37
       ------------------------------------------------------------------------------------------------------

       The per share weighted-average fair value of stock options granted during 2003 and 2002 was $2.70 and $1.69, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          2004                       2003                 2002
       ----------------------------------------------------------------------------------------------------------------
       Risk-Free Interest Rate                              *                             3.96%                3.98%
       Expected Life, in Years                              *                Range from 4 to 8    Range from 4 to 8
       Expected Volatility                                  *                            10.70%               12.50%
       Expected Dividend Yield                              *                             1.07%                1.04%
       ----------------------------------------------------------------------------------------------------------------

       * The Company did not grant any stock options during 2004, therefore no Black-Scholes calculation was necessary.

Comprehensive  Income  (Loss)--Other  Comprehensive  Income (Loss)  results from
foreign   currency   translations,   minimum  pension   liability   adjustments,
Nonqualified Stock Options (NSO) and unrealized loss on marketable securities.

New Accounting Standards-- In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 in the third quarter of 2003. This EITF addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company's termite baiting service involves multiple deliverables, consisting of an initial directed liquid termiticide treatment, installation of termite monitoring stations, and subsequent periodic monitoring inspections. The portion of the termite baiting service sales price applicable to subsequent periodic monitoring inspections, which is determined based on fair value, is deferred and recognized over the first year of each contract. The portion of the sales price applicable to the termiticide treatment and installation of the monitoring services is determined under the residual method (the total sales price less the fair value of the monitoring inspections). Revenues from the termiticide treatment and installation of the termite monitoring stations are recognized upon performance of the service and installation. The adoption of this EITF did not have a significant effect on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Boards issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extends the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1,

2003. The adoption of FIN 46 and FIN 46 (R) did not have a significant effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Franchising Program--Franchising Program--Orkin had 49 franchises as of December 31, 2004, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. As of December 31, 2004 and 2003, notes receivable from franchises aggregated $5.2 million and $3.9 million, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured, which amounted to approximately $1.7 million in 2004, $2.2 million in 2003, and $1.1 million in 2002, and are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.6 million and $1.4 million at December 31, 2004 and 2003, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $1.7 million in 2004, $1.4 million in 2003, and $1.2 million in 2002. The Company's maximum exposure to loss relating to the franchises aggregated $3.6 million and $2.5 million in December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments--The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Reclassifications--Certain amounts for previous years have been reclassified to conform with the 2004 consolidated financial statement presentation.

Three-for-Two Stock Split--The Board of Directors, at its quarterly meeting on January 25, 2004, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record at February 10, 2005. Accordingly, the par value for additional shares issued will be adjusted to common stock, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this split.

The Board of Directors, at its quarterly meeting on January 28, 2003, authorized a three-for-two stock split by the issuance on March 10, 2003 of one additional common share for each two common shares held of record at February 10, 2003. All share and per share data for 2002 appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

2.   TRADE RECEIVABLES

     Trade receivables, net, at December 31, 2004, totaling $55.2 million and at December 31, 2003, totaling $48.5 million, are net of allowances for doubtful accounts of $5.1 million and $4.6 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $7.1 million and $6.2 million at the end of 2004 and 2003, respectively. Trade receivables also include notes receivable due from franchises which amounted to $5.2 million and $3.9 million as of December 31, 2004 and 2003, respectively. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. The Allowance For Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to company policies that are specific to pest control, commercial and termite accounts. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. Receivables due from related parties were approximately $46,000 as of December 31, 2004, and approximately $55,000 as of December 31, 2003.

3.   EQUIPMENT AND PROPERTY

     Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

         (in thousands)                                       2004       2003
         -----------------------------------------------------------------------
         Buildings                                           $17,479    $13,194
         Operating Equipment                                  41,425     39,273
         Furniture and Fixtures                                6,027      5,845
         Computer Equipment and Systems                       29,543     30,417
                                                            --------------------
                                                              94,474     88,729
         Less--Accumulated Depreciation                       60,767     57,747
                                                            --------------------
                                                              33,707     30,982
         Land                                                 15,456      4,854
                                                            --------------------
                                                             $49,163    $35,836
         -----------------------------------------------------------------------

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangibles consist primarily of goodwill and customer contracts and also include trademarks and non-compete agreements, all related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $121.5 million as of December 31, 2004 and $72.5 million as of December 31, 2003. Goodwill arising from acquisitions prior to November 1970 has never been amortized for financial statement purposes, since, in the opinion of Management, there has been no decrease in the value of the acquired businesses. Prior to 2002, the values assigned to all intangible assets, including goodwill for acquisitions completed subsequent to November 1970 and prior to June 30, 2001, were amortized on a straight-line basis over the estimated useful lives of the assets, not exceeding 40 years.

     On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed its annual impairment analyses as of September 30, 2004. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

     Customer contracts and non-compete agreements are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with Statement 142, the expected lives of customer contracts and non-compete agreements were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 12 1/2 years dependent upon customer type. The impact of this review in 2002 was an increase in amortization expense on customer contracts of $2.0 million. The carrying amount and accumulated amortization for customer contracts and non-competes were as follows:

                                                              December 31,
                                                       -----------------------
     (in thousands)                                        2004        2003

     -------------------------------------------------------------------------
     Customer contracts and Non-Competes                 $102,467    $ 53,550
     Less: accumulated amortization                       (28,529)    (23,217)
                                                       -----------------------
                                                         $ 73,938    $ 30,333
     -------------------------------------------------------------------------

     Total intangible amortization expense was approximately $10.9 million in 2004, $6.9 million in 2003 and $6.7 million in 2002. Amortization of customer contracts and non-competes was approximately $10.9 million in 2004, $6.9 million in 2003 and $6.7 million in 2002. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                    December 31,
                    --------------------------------------------
                    2005                                $12,346
                    2006                                 11,963
                    2007                                 11,029
                    2008                                 10,413
                    2009                                  9,467
                    --------------------------------------------

5.   INCOME TAXES

     The Company's income tax provision consisted of the following:

         (in thousands)                          2004         2003        2002
         -----------------------------------------------------------------------
         Current:
           Federal                             $22,704       $10,238    $ 9,969
           State                                 3,109         2,188      2,644
           Foreign                               1,562         1,438      1,067

         Deferred:
           Federal                              10,459         9,955      2,707
           State                                 3,026           607        232
           Foreign                                (407)         (157)        (3)
                                             -----------------------------------

         Total income tax provision            $40,453       $24,269    $16,616
         -----------------------------------------------------------------------

     The primary factors causing income tax expense to be different than the federal statutory rate for 2004, 2003 and 2002 are as follows:

         (in thousands)                          2004         2003        2002
         -----------------------------------------------------------------------
         Income taxes at statutory rate        $34,548       $21,010    $15,304
         State income tax expense
           (net of Federal benefit)              3,986         1,817      1,719
         Foreign tax expense                       726         1,200        874
         Other                                   1,193           242     (1,281)
                                            ------------------------------------
                                               $40,453       $24,269    $16,616
         -----------------------------------------------------------------------

     The Provision for Income Taxes resulted in an effective tax rate of 41.0% on Income Before Income Taxes for the year ended December 31, 2004. For 2003 the effective tax rate was 40.4% and for 2002 the effective tax rate was 38.0%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2004, 2003 and 2002, the Company paid income taxes of $29.0 million, $20.2 million and $10.9 million, respectively, net of refunds.

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                                 December 31,
                                                       -------------------------
             (in thousands)                                2004          2003
             -------------------------------------------------------------------
             Deferred tax assets:
                Termite Accrual                          $  8,867      $ 15,977
                Insurance and Contingencies                18,096        20,471

                Unearned Revenue                           11,181            --
                Compensation and Benefits                   3,149         2,772
                Net Pension Liability                       4,158            --
                State Operating Loss Carryforwards          5,761         7,784
                Other                                       3,300         3,958
                                                         -----------------------
                        Total Deferred Tax Assets          54,512        50,962

             Deferred tax liabilities:
                Prepaid Pension                                --        (9,611)
                Depreciation and Amortization             (11,219)       (2,206)
                Foreign Currency Translation               (1,407)           --
                Other                                        (203)           --
                                                         -----------------------
                        Total Deferred Tax Liabilities    (12,829)      (11,817)
                                                         -----------------------
             Net deferred tax asset                      $ 41,683      $ 39,145
             -------------------------------------------------------------------

     As of December 31, 2004, the Company has net operating loss carryforwards for state income tax purposes of approximately $153 million, which will be available to offset future state taxable income. If not used, these carryforwards will expire between 2008 and 2023. Due to the current and expected usage of these loss carryforwards, management believes that it is more likely than not that these net operating loss carryforwards will be utilized before their expiration.

6.   ACCRUAL FOR TERMITE CONTRACTS

     The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to accurately predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanding training methods and techniques.

     A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2004, 2003 and 2002 is as follows:

     (in thousands)                              2004         2003        2002
     ---------------------------------------------------------------------------
     Beginning Balance                        $ 43,873     $ 46,446    $ 50,875
     Effect of Change in Accounting Principle  (15,309)          --          --
     Western Pest Services Opening Entry           372           --          --
     Current Year Provision                     13,433       21,600      21,050
     Settlements, Claims and Expenditures      (17,058)     (24,173)    (25,479)
                                             -----------------------------------
     Ending Balance                           $ 25,311     $ 43,873    $ 46,446
     ---------------------------------------------------------------------------

7.   COMMITMENTS AND CONTINGENCIES

     The Company has several operating leases expiring at various dates through 2017. The minimum lease payments under non-cancelable operating leases with terms in excess of one year, in effect at December 31, 2004, are summarized as follows:

             (in thousands)
             -----------------------------------------------------------
             2005                                               $20,244
             2006                                                15,225
             2007                                                 9,130
             2008                                                 5,602
             2009                                                 4,077
             Thereafter                                          12,105
                                                              ----------
                                                                $66,383
             -----------------------------------------------------------

     Total rental expense under operating leases charged to operations was $30.3 million, $28.0 million, and $27.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company maintains credit facilities with two banks that allow it to borrow up to $70.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR) under which $34.5 million in Letters of Credit were outstanding at December 31, 2004. No borrowings were outstanding under this credit facility as of December 31, 2004, 2003 or 2002.

     Orkin, one of the Company's subsidiaries, is a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals which remanded the case back to the trial court for further findings. In December the Court issued a new ruling certifying the class action. Orkin intends to appeal this new ruling to the Florida Second District Court of Appeals. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

     Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin personnel and equipment. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis
D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and Texas. An arbitration has also been filed in Jacksonville, Florida, by Cynthia Garrett against Orkin (Cynthia Garrett v. Orkin, Inc.) in which the plaintiff is seeking certification of a class. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

       The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $3.0 million to the

Plan in 2004. Effective January 1, 2002, the Company adopted amendments to the Plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected in benefit obligations below.

     The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of December 31:

     (in thousands)                                         2004         2003
     ---------------------------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION
     Obligation at Beginning of Year                      $127,832     $109,294
       Service Cost                                          5,186        4,682
       Interest Cost                                         8,298        7,800
       Actuarial Loss                                       12,056       10,205
       Benefits Paid                                        (4,451)      (4,149)
                                                         -----------------------
     Obligation at End of Year                             148,921      127,832

     CHANGE IN PLAN ASSETS
     Fair Value of Plan Assets at Beginning of Year        115,762       88,713
       Actual Return on Plan Assets                          9,400       16,398
       Employer Contribution                                 3,000       14,800
       Benefits Paid                                        (4,450)      (4,149)
                                                         -----------------------
     Fair Value of Plan Assets at End of Year              123,712      115,762
                                                         -----------------------
     Funded Status                                         (25,209)     (12,070)
     Unrecognized Net Actuarial Loss                        51,364       42,511
     Unrecognized Prior Service Benefit                     (4,610)      (5,477)
     Adjustment Required to Recognize Minimum Liability         --           --
     ---------------------------------------------------------------------------
     Net Amount Recognized                                $ 21,545     $ 24,964
     ---------------------------------------------------------------------------

     Amounts Recognized in the Statements of Financial Condition Consist of:

     ---------------------------------------------------------------------------
     (in thousands)                                         2004         2003
     ---------------------------------------------------------------------------
     Prepaid cost                                         $ 21,545     $ 24,964
     Minimum pension liability                             (32,124)          --
                                                         -----------------------
     Net Prepaid (Accrued) Amount Recognized              $(10,579)    $ 24,964
     ---------------------------------------------------------------------------

     The accumulated benefit obligation for the defined benefit pension plan was $134,291 and $115,653 at December 31, 2004 and 2003, respectively. Rollins, Inc. uses a December 31 measurement date for its Qualified Plan.

     (Increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income (loss) were $(32.1) million, $26.1 million and $(19.9) million in 2004, 2003 and 2002, respectively.

     The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

                                                              2004         2003
             -------------------------------------------------------------------
             PROJECTED BENEFIT OBLIGATION
             Discount Rate                                     5.750%     6.250%
             Rate of Compensation Increase                     3.500%     3.500%

             NET BENEFIT COST
             Discount Rate                                     6.250%     6.875%
             Expected Return on Plan Assets                    8.000%     8.000%
             Rate of Compensation Increase                     3.500%     3.875%
             -------------------------------------------------------------------

     The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

     The components of net periodic benefit cost for the past three years are summarized as follows:

     (in thousands)                                2004        2003       2002
     ---------------------------------------------------------------------------
     Service Cost                                 $ 5,186    $ 4,682    $ 3,825
     Interest Cost                                  8,298      7,800      7,246
     Expected Return on Plan Assets                (9,576)    (8,492)    (7,553)
     Net Amortizations:
       Amortization of Net Loss                     3,379      2,023        838
       Amortization of Net Prior Service Benefit     (868)      (868)      (868)
                                                  ------------------------------
     Net Periodic Benefit Cost                     $6,419     $5,145     $3,488
     ---------------------------------------------------------------------------

     At December 31, 2004 and 2003, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $12.0 million and $10.2 million at December 31, 2004 and 2003, respectively.

     The Plan's weighted average asset allocation at December 31, 2004 and 2003 by asset category, along with the target allocation for 2005, are as follows:

Asset Category                                                       Percentage of        Percentage of
                                                 Target           Plan Assets as of     Plan Assets as of
                                              Allocations            December 31,         December 31,
                                                for 2005                 2004                 2003
-----------------------------------------------------------------------------------------------------------
Equity Securities--Rollins stock                    10.0%                 9.7%                 8.8%
Equity Securities--all other                        43.8%                46.1%                48.5%
Debt Securities--core fixed income                  24.6%                26.7%                37.8%
Tactical-Fund of Equity & Debt Securities            4.9%                 2.4%                   0%
Real Estate                                          4.9%                 4.6%                   0%
Other                                               11.8%                10.5%                 4.9%
                                              -------------------------------------------------------------
Total                                              100.0%               100.0%               100.0%
-----------------------------------------------------------------------------------------------------------

     Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute $4.0 million to $6.0 million to the pension plan in 2005. The estimated future benefit payments over the next ten years are as follows:



           (in thousands)
           --------------------------------------------------
           2005                                      $ 4,556
           2006                                        4,884
           2007                                        5,389
           2008                                        5,831
           2009                                        6,448
           Thereafter                                 45,176
                                                   ----------
                                                     $72,284
           --------------------------------------------------

     The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The plan provides for a matching contribution (made in the form of Common Stock of the Company) of thirty cents ($.30) for each one dollar ($1.00) of a participant's contributions to the plan that do not exceed 6 percent of his or her annual compensation (which includes commissions, overtime and bonuses). The Company match percentage remained the same in 2004. The charges to expense for the Company match was approximately $2.7 million in 2004 and approximately $2.3 million in both 2003 and 2002. At December 31, 2004,

2003 and 2002 approximately, 28.4%, 26.6% and 22.9%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the plan were approximately $248,000 in 2004, $265,000 in 2003 and $278,500 in 2002.

     The Company acquired the assets and related liabilities associated with a Supplemental Executive Retirement Plan ("SERP") for one retired employee of Western Pest Services. Under this SERP agreement, the individual will be paid $101,000 per annum through 2022.

     The Company has one Employee Stock Incentive Plan, adopted in April 1998 (the "1998 Plan") as a supplement to the 1994 Plan, which expired in 2004. An aggregate of 3.38 million shares of Common Stock may be granted under various stock incentive programs pursuant to this plan, at a price not less than the market value of the underlying stock on the date of grant. Options may be issued under the 1998 Plan through April 2008. The majority of options expire ten years from the date of grant, if not exercised, and vest 20% each year over 5 years.

     Options are also outstanding under prior Employee Stock Incentive Plans (the "1984 Plan" and the "1994 Plan"). Under these plans, 6.08 million shares of Common Stock were subject to options granted during the ten-year periods ended October 1994 and January 2004, respectively. The options under all plans were granted at the fair market value of the shares on the date of grant and expire ten years from the date of grant, if not exercised. No additional options will be granted under the 1984 Plan and 1994 Plan.

     Stock option and restricted shares transactions during the last three years for the 1984, 1994 and 1998 plans are summarized as follows:

                                             2004           2003          2002
--------------------------------------------------------------------------------
Number of Restricted Shares Under
  Stock Options:
Outstanding at Beginning of Year         4,756,010      4,991,825     3,697,875
  Granted                                  228,000        675,000     1,752,750
  Exercised                               (749,360)      (480,708)     (101,500)
  Cancelled                               (164,515)      (430,107)     (357,300)
  Expired                                  (46,900)            --            --
                                       -----------------------------------------
Outstanding at End of Year               4,023,235      4,756,010     4,991,825
Exercisable at End of Year               2,303,184      2,391,933     2,082,378
Weighted-Average Exercise Price:
Granted                                     $ 0.00(1)      $12.43         $8.57
Exercised                                     8.27           7.61          6.97
Cancelled                                    10.21           8.71          8.10
Expired                                      12.61             --            --
Outstanding at End of Year                    9.39           8.87          8.29
Exercisable at End of Year                    8.42           8.36          8.29
--------------------------------------------------------------------------------

     Information with respect to options and restricted shares outstanding at December 31, 2004 is as follows:

                                      Average Remaining
                                      Contractual Life        Number
Exercise Price   Number Outstanding      (In Years)         Exercisable
-----------------------------------------------------------------------
     $10.78                5,400              0.08               2,700
       9.28               20,700              1.08              10,800
       8.55               97,930              2.08              70,255
       8.75              741,759              3.33             741,759
       7.25              480,383              4.08             480,383
       6.55              144,280              5.08              93,655
       8.11              246,633              6.08             131,882
       8.51            1,347,090              7.08             605,490
       9.36              117,000              7.08              70,200
      12.43              595,560              8.08              96,060
       0.00(1)           154,500              9.33                  --
       0.00(1)            72,000              9.33                  --
-----------------------------------------------------------------------
                       4,023,235                             2,303,184
-----------------------------------------------------------------------

(1) During 2004 the Company granted 156,000 restricted shares of Company common stock, which closed at $17.33 per share on the date of the grant, and 72,000 restricted shares of Company common stock, which closed at $15.95 per share on the date of the grant, to employees. The shares vest over six years, 20% a year, with the first installment vesting on the second anniversary of the grant date.

Restricted Stock -- Rollins has granted employees two forms of restricted stock; performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain performance criteria are met. The performance criteria are predetermined market prices of Rollins' common stock. Time lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2004 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. Compensation cost on restricted shares is recorded at the fair market value on the date of issuance and amortized ratably over the respective vesting periods. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. During the year ended December 31, 2004, the Company recognized $440,752 in compensation costs related to restricted stock.

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

     Accumulated other comprehensive income/(loss) consists of the following (in thousands):

                                  Minimum      Foreign        Other       Total
                                  Pension      Currency    Unrealized
                                 Liability   Translation   Gain/(Loss)
--------------------------------------------------------------------------------
Balance at December 31, 2001     $ (4,047)     $  (775)       $   --   $ (4,822)

Change during 2002:
Before-tax amount                 (19,867)          14            --    (19,853)
Tax benefit (expense)               7,732           (4)           --      7,728
                                ------------------------------------------------
                                  (12,135)          10            --    (12,125)
                                ------------------------------------------------
Balance at December 31, 2002      (16,182)        (765)           --    (16,947)
                                ------------------------------------------------
Change during 2003:
Before-tax amount                  26,079          842         (108)     26,813
Tax benefit (expense)              (9,897)        (324)          41     (10,180)
                                ------------------------------------------------
                                   16,182          518          (67)     16,633
                                ------------------------------------------------
Balance at December 31, 2003           --         (247)         (67)       (314)
                                ------------------------------------------------
Change during 2004:
Before-tax amount                 (32,124)       3,967          109     (28,048)
Tax benefit (expense)              13,769       (1,559)          86      12,296
                                ------------------------------------------------
                                  (18,355)       2,408          195     (15,752)
                                ------------------------------------------------
Balance at December 31, 2004     $(18,355)     $ 2,161        $ 128    $(16,066)
--------------------------------------------------------------------------------


10.  RELATED PARTY TRANSACTIONS
     On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.11 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The Company deferred a portion of the gain pending the completion of a survey that may result in the return of a portion of the proceeds. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired June 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company sold an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. The transaction took place on December 29, 2004 and resulted in a $6.3 million, net of costs, gain after taxes.

11.  UNAUDITED QUARTERLY DATA

     All earnings per share data for the quarters prior to the second quarter of 2003 have been restated for the three-for-two stock split on March 10, 2003 and all earnings per share data for the quarters have been restated for the three-for-two stock split effective March 10, 2005.

(in thousands except per share data)                         First        Second        Third         Fourth
-----------------------------------------------------------------------------------------------------------------
2004 (a)
Revenues                                                      $160,416      $202,725       $203,925     $183,818
Gross Profit (Revenues--Cost of Services Provided)              75,281        97,309         98,890       84,070
Cumulative Effect of Change in Accounting Principle             (6,204)          ---            ---          ---
Net Income                                                       3,662        20,891         13,633       13,869
Income per Share:
-----------------------------------------------------------------------------------------------------------------
  Before cumulative effect of change in accounting principle:
Income per Share--Basic                                           0.15          0.30           0.20         0.20
Income per Share--Diluted                                         0.14          0.30           0.19         0.20
-----------------------------------------------------------------------------------------------------------------

  After cumulative effect of change in accounting principle:
Income per Share--Basic                                           0.06          0.30           0.20         0.20
Income per Share--Diluted                                         0.05          0.30           0.19         0.20
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
2003
Revenues                                                      $155,122      $185,105       $178,262     $158,524
Gross Profit (Revenues--Cost of Services Provided)              71,043        89,515         82,196       71,837
Net Income                                                       7,274        13,862          9,800        4,825
Income per Share:
-----------------------------------------------------------------------------------------------------------------
Income per Share--Basic                                           0.11          0.20           0.15         0.07
Income per Share--Diluted                                         0.11          0.20           0.14         0.06
-----------------------------------------------------------------------------------------------------------------

     (a) The quarterly amounts reflect the newly adopted accounting method beginning on January 1, 2004.

12.  STOCK SPLIT

     The Board of Directors, at its quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record on February 10, 2005. Accordingly, the par value for additional shares issued will be adjusted to common stock, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing throughout this Form 10-K have been retroactively adjusted for this split.

     Also, at the same meeting, the Board of Directors authorized a 25% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.05 per share, as adjusted for the stock split, will be payable March 10, 2005 to stockholders of record at the close of business February 10, 2005. The Company's new annual dividend rate is $0.20 per share as adjusted for the stock split.

13.  ACQUISITIONS

     On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"). The Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control and termite services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was approximately $110.2 million, including approximately $8.4 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.


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


     The Company engaged an independent valuation firm to determine the allocation of the Western purchase price. Such valuation resulted in the allocation of $39.6 million to Goodwill and $51.0 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 12.5 years on a straight-lined basis. The total amount of goodwill recorded as a result of the acquisition is expected to be tax deductible over the appropriate periods.


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


Significant Acquisition--The fair values of Western's assets and liabilities at the date of acquisition are presented below:

               Real Estate                            $ 11,170
               Customer Contracts                       50,500
               Trade Name                                3,900
               Patents                                     130
               Non Compete Agreement                       400
               Goodwill                                 35,706
                                                     ----------
                                                       101,806

               Net Liabilities Assumed                   8,357
                                                     ----------

               Net Purchase Price                     $110,163
                                                     ==========

Pro Forma Results (Unaudited)

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

                                   Three Months Ended       Twelve Months Ended
                                      December 31,              December 31,
                                -----------------------   ----------------------
                                   2004         2003         2004        2003
                                ----------   ----------   ----------  ----------

REVENUES
 Customer Services               $183,818     $175,223     $776,872    $749,555
                                ==========   ==========   ==========  ==========

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE
                                   22,590        6,104       99,453      52,718
                                ==========   ==========   ==========  ==========

INCOME BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE            $ 13,869     $  2,455     $ 58,718    $ 31,355
                                ==========   ==========   ==========  ==========

     INCOME PER SHARE -
                BASIC            $   0.20     $   0.04     $   0.86    $   0.46
                                ==========   ==========   ==========  ==========
     INCOME PER SHARE -
                DILUTED          $   0.20     $   0.04     $   0.84    $   0.45
                                ==========   ==========   ==========  ==========

      Weighted Average Shares
      Outstanding---Basic          68,516       67,695       68,321      67,604

      Weighted Average Shares
      Outstanding---Diluted        70,392       69,470       70,167      69,309

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures--We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on management's evaluation as of December 31, 2004, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Management's     Report    on    Internal     Control    Over     Financial
Reporting--Management's Report on Internal Control Over Financial Reporting is contained on page 65.

     Changes in Internal Controls-- There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that materially affected or are reasonably likely to materially affect these controls. As of December 31, 2004, we did not identify any significant deficiency or material weaknesses in our internal controls, and therefore no corrective actions were taken.

     Western Pest Services--We have identified several internal control deficiencies at Western Pest Control, which was acquired on April 30, 2004, and the Company has initiated a project to identify internal control deficiencies and implement changes. Most of these identified deficiencies center around IT controls and organizational issues that affect smaller companies, such as separation of duties, management reviews, and documentation of policies and procedures.




Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 19 of this document.

Audit Committee and Audit Committee Financial Expert

     Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

Code of Ethics

     The Company has adopted a code of Business Conduct that applies to all employees. In addition, the Company has adopted a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company's website at www.rollins.com and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta Georgia 30324.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding compliance with Section 16(a) of the Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

     The information under the caption "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the captions "Capital Stock", "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005 is incorporated herein by reference.

Item 14. Principal Auditor Fees and Services.

     Information regarding principal auditor fees and services is set forth under "Principal Auditor Fees and Services" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.

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

          3.   Exhibits listed in the  accompanying  Index to Exhibits are filed
               as  part  of  this  report.   The  following  such  exhibits  are
               management contracts or compensatory plans or arrangements:

               (10) (a)  Rollins,   Inc.  1994  Employee  Stock  Incentive  Plan
                    incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

               (10) (b)  Rollins,   Inc.  1998  Employee  Stock  Incentive  Plan
                    incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

               (10) (c) Rollins, Inc. Form of Restricted Stock Agreement

               (10) (d) Rollins, Inc. Form of Option Agreement

               (10) (e) Rollins, Inc. Executive Compensation Summary

               (10) (f) Written Description of Rollins,  Inc.  Performance-Based
                    Incentive Cash Compensation Plan for Fiscal Year 2005.

               (10) (g) Form A of Executive Bonus Plan

               (10)(h) Form B of Executive Bonus Plan

               (10) (i) Rollins, Inc. Non-Employee Directors Compensation

     (b)  Exhibits (inclusive of item 3 above):

          (2) (a) Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *

          (3)(i) (A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, and Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, both of which are incorporated herein by reference to Exhibit (3)(i) as filed with the registrant's Form 10-K for the year ended December 31, 1997.

                    (B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987.

               (ii) Amended  By-laws of  Rollins,  Inc.  incorporated  herein by reference to Exhibit (3) (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.

          (4)       Form  of  Common   Stock   Certificate   of  Rollins,   Inc.
                    incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

          (10) (a)  Rollins,   Inc.   1994   Employee   Stock   Incentive   Plan
                    incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

          (10) (b) Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

          (10) (c)  Rollins, Inc. Form of Restricted Stock Agreement

          (10) (d)  Rollins, Inc. Form of Option Agreement

          (10) (e)  Rollins, Inc. Executive Compensation Summary

          (10) (f)  Written  Description  of  Rollins,  Inc.   Performance-Based
                    Incentive Cash Compensation Plan for Fiscal Year 2005.

          (10) (g)  Form A of Executive Bonus Plan

          (10) (h)  Form B of Executive Bonus Plan

          (10) (i)  Rollins, Inc. Non-Employee Directors Compensation

          (10) (j) Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2) (ii) as filed with its Form 10-Q for the quarter ended June 30, 2004

          (10) (k)  Purchase   and  Sale   Agreement   by  and   among   Rollins
                    Continental, Inc. et al. dated December 20, 2004

          (18)      Letter of Preferability

          (21)      Subsidiaries of Registrant.

          (23.1) Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

          (23.2) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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



          *Confidential  treatment,  pursuant to 17 C.F.R.  Sections  200.80 and
               230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROLLINS, INC.

                By:  /s/ GARY W. ROLLINS
                   ----------------------------------------
                     Gary W. Rollins
                     Chief Executive Officer, President and Chief
                     Operating Officer
                     (Principal Executive Officer)
              Date:  March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By: /s/ GARY W. ROLLINS                    By: /s/ HARRY J. CYNKUS
      ----------------------------------        --------------------------------
      Gary W. Rollins                            Harry J. Cynkus
      Chief Executive Officer, President         Chief Financial Officer and
      and Chief Operating Officer                Treasurer
      (Principal Executive Officer)              (Principal Financial and
                                                 Accounting Officer)
Date: March 11, 2005                        Date: March 11, 2005


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

             R. Randall Rollins, Director
             Wilton Looney, Director
             Henry B. Tippie, Director
             James B. Williams, Director
             Bill J. Dismuke, Director
--------------------------------------------------------------------------------



/s/ GARY W. ROLLINS
----------------------------------------------------------
Gary W. Rollins
As Attorney-in-Fact & Director
March 11, 2005

                         ROLLINS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                    (Item 15)
                                                                                                   Page Number From
                                                                                                    This Form 10-K
                                                                                                  ------------------
(1)  Consolidated Financial Statements
      Consolidated Statements of Financial Position as of December 31, 2004 and 2003                      31
      Consolidated Statements of Income for each of the three years in the period ended                   33
       December 31, 2004
      Consolidated Statements of Stockholders' Equity for each of the three years in the period
       ended December 31, 2004                                                                            35
      Consolidated Statements of Cash Flows for each of the three years in the period ended
       December 31, 2004                                                                                  37
      Notes to Consolidated Financial Statements                                                        38-55
      Report of Grant Thornton LLP Independent Registered Public Accounting Firm on the
       Consolidated Financial Statements (2004)                                                           64
      Management's Report on Internal Control Over Financial Reporting                                    65
      Management's Responsibility for Financial Reporting                                                 66
      Report of Grant Thornton LLP Independent Registered Public Accounting Firm On Internal
       Control Over Financial Reporting (2004)                                                            67
      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (2003-2002)              69

(2)  Financial Statement Schedules
      Schedule II - Valuation and Qualifying Accounts                                                     62

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

                         ROLLINS, INC. AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                            (in thousands of dollars)

                                                                        Additions
                                                                 -------------------------
                                              Balance at     Charged to     Charged to                       Balance at
                                              Beginning      Costs and         Other                           End of
Description                                   of Period       Expenses     Accounts (1)    Deductions (2)      Period
-----------                                  ------------   ------------  --------------  ----------------  ------------
Year ended December 31, 2004
Allowance for doubtful accounts                   $4,616         $5,552            $829            $5,889        $5,108
                                             ---------------------------------------------------------------------------

Year ended December 31, 2003
Allowance for doubtful accounts                   $5,441         $4,822            $ --            $5,647        $4,616
                                             ---------------------------------------------------------------------------

Year ended December 31, 2002
Allowance for doubtful accounts                   $6,973         $5,705            $ --            $7,237        $5,441
                                             ---------------------------------------------------------------------------

NOTES: (1) Amount represents the transfer in of reserves from the Superior and Western acquisitions.

       (2) Deductions represent the write-off of uncollectible receivables, net of recoveries.

                         ROLLINS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number    Exhibit Description
--------  --------------------

(2)(a) Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *

(3)(i)    (A)  Restated Certificate of Incorporation of Rollins, Inc. dated July
               28, 1981, and Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, both of which are incorporated herein by reference to Exhibit (3)(i) as filed with the registrant's Form 10-K for the year ended December 31, 1997.

          (B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987.

(ii) Amended By-laws of Rollins, Inc. incorporated herein by reference to Exhibit (3) (iii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.

(4) Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(10)(a) Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

(10)(b) Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

(10)(c)   Rollins, Inc. Form of Restricted Stock Agreement

(10)(d)   Rollins, Inc. Form of Option Agreement

(10)(e)   Rollins, Inc. Executive Compensation Summary

(10)(f) Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan for Fiscal Year 2005.

(10)(g)   Form A of Executive Bonus Plan

(10)(h)   Form B of Executive Bonus Plan

(10)(i)   Rollins, Inc. Non-Employee Directors Compensation

(10)(j) Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit
          (2) (ii) as filed  with its Form 10-Q for the  quarter  ended June 30,
          2004

(10)(k) Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004

(18)      Letter of Preferability

(21)      Subsidiaries of Registrant.

(23.1)    Consent  of  Grant  Thornton  LLP,   Independent   Registered   Public
          Accounting Firm.

(23.2) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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

*Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

   Report of Independent Registered Public Accounting Firm on the Consolidated
                              Financial Statements

The Board of Directors and Stockholders of Rollins, Inc.

     We have  audited  the  accompanying  consolidated  statement  of  financial position  of  Rollins,  Inc. (a Delaware  Corporation)  and  subsidiaries  as of
December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II for the year ended December 31, 2004, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

     As described in Note 1, the Company changed its method of accounting for the revenues and costs associated with conventional termite renewal contracts in 2004.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rollins, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 25, 2005 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 25, 2005

        MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Stockholders of Rollins, Inc.:

     The management of Rollins, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Rollins maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

     Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of internal controls over financial reporting, as of December 31, 2004 based on criteria established in Internal Control--Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2004.

     In conducting Rollins, Inc.'s evaluation of the effectiveness of its internal control over financial reporting, Rollins, Inc. has excluded its wholly-owned subsidiary Western Pest Services which was acquired in 2004. This acquisition constituted 26% of total assets as of December 31, 2004, and 6.5% of revenues for the year then ended. Refer to Note 13 in the consolidated financial statements for further discussion of this acquisition and its impact on Rollins, Inc.'s financial statements.

     The independent registered public accounting firm, Grant Thornton, who has audited the consolidated financial statements for the year ended December 31, 2004, included in the 2004 annual report, have also issued their report on management's assessment of the Company's internal control over financial reporting.

/s/ GARY W. ROLLINS                               /s/ HARRY J. CYNKUS
-------------------                               -------------------
Gary W. Rollins                                   Harry J. Cynkus
Chief Executive Officer, President and            Chief Financial Officer
Chief Operating Officer                           and Treasurer

Atlanta, Georgia
February 25, 2005

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

     The consolidated financial statements for the year ended December 31, 2004 have been audited by Grant Thornton LLP, independent registered public accounting firm, and the financial statements for the years ended December 31, 2003 and 2002 have been audited by other auditors. In connection with its audit, Grant Thornton LLP develops and maintains an understanding of Rollins' accounting and financial controls and conducts tests of Rollin's accounting systems and other related procedures as it considers necessary to render an opinion on the financial statements.

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

/s/ GARY W. ROLLINS                               /s/ HARRY J. CYNKUS
-------------------                               -------------------
Gary W. Rollins                                   Harry J. Cynkus
Chief Executive Officer, President and            Chief Financial Officer
Chief Operating Officer                           and Treasurer

Atlanta, Georgia
February 25, 2005

   Report of Independent Registered Public Accounting Firm on Internal Control
                            over Financial Reporting

The Board of Directors and Stockholders of Rollins, Inc.

     We have audited management's assessment included in Management's Report on Internal Controls Over Financial Reporting included in Rollins, Inc.'s Form 10K for 2004, that Rollins, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rollins, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its wholly-owned subsidiary Western Pest Services which was acquired in 2004 and constituted 26% of total assets as of December 31, 2004 and 6.5% of revenues for the year then ended. Refer to Note 13 to the consolidated financial statements for further discussion of this acquisition and its impact on Rollins, Inc.'s consolidated financial statements. Our audit of internal control over financial reporting of Rollins, Inc. also did not include an evaluation of the internal control over financial reporting of Western Pest Services.

     In our opinion, management's assessment that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the COSO. Also in our opinion, Rollins, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Rollins, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 25, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rollins, Inc.

     We have audited the accompanying consolidated statement of financial position of Rollins, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 15, 2004, except with respect to the first paragraph of Note 12, as to which the date is March 11, 2005