Form 10-Q
period 2005-03-31
ROLLINS INC
filed 2005-05-02
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-4422



                                  ROLLINS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                              51-0068479
     (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

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

Rollins, Inc. had 68,329,349 shares of its $1 par value Common Stock outstanding as of April 15, 2005.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I         FINANCIAL INFORMATION                                                                     Page No.
                                                                                                       ------------

               Item 1.    Financial Statements.

                          Consolidated Statements of Financial Position as of March 31, 2005
                          and December 31, 2004                                                             2

                          Consolidated Statements of Income for the Three Months Ended March
                          31, 2005 and 2004                                                                 3

                          Consolidated Statements of Cash Flows for the Three Months Ended
                          March 31, 2005 and 2004                                                           4

                          Notes to Consolidated Financial Statements                                        5

               Item 2.    Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.                                                           14

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                      22

               Item 4.    Controls and Procedures.                                                         23

PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings.                                                               23

               Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                     23

               Item 6.    Exhibits.                                                                        24

SIGNATURES                                                                                                 25

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (In thousands except share and per share data)

                                                                                             March 31,            December 31,
                                                                                                2005                  2004
                                                                                       -------------------  ---------------------
                                                                                            (Unaudited)
      ASSETS
      Cash and Cash Equivalents                                                        $           55,894   $            56,737
      Trade Receivables, Short Term, Net of Allowance for Doubtful Accounts of $3,233
            and $4,032, respectively                                                               44,308                45,469
      Materials and Supplies                                                                        8,600                 8,876
      Deferred Income Taxes                                                                        28,089                28,355
      Other Current Assets                                                                         10,398                 7,368
                                                                                       -------------------  ---------------------
          Current Assets                                                                          147,289               146,805

      Equipment and Property, Net                                                                  52,930                49,163
      Goodwill                                                                                    119,542               119,568
      Customer Contracts and Other Intangible Assets, Net                                          73,667                75,902
      Deferred Income Taxes                                                                        11,274                13,328
      Trade Receivables, Long Term, Net of Allowance for Doubtful Accounts of $1,559
            and $1,076, respectively                                                                9,942                 9,755
      Other Assets                                                                                  4,156                 4,259
                                                                                       -------------------  ---------------------
          Total Assets                                                                 $          418,800   $           418,780
                                                                                       ===================  =====================


       LIABILITIES
      Accounts Payable                                                                 $           12,859   $            15,438
      Accrued Insurance                                                                            13,110                14,963
      Accrued Compensation and Related Liabilities                                                 31,943                38,453
      Unearned Revenue                                                                             84,967                81,195
      Accrual for Termite Contracts                                                                11,992                11,992
      Other Current Liabilities                                                                    33,361                25,939
                                                                                       -------------------  ---------------------
          Current Liabilities                                                                     188,232               187,980

      Accrued Insurance, Less Current Portion                                                      22,580                22,667
      Accrual for Termite Contracts, Less Current Portion                                          14,147                13,319
      Accrued Pension                                                                              10,579                10,579
      Long-Term Accrued Liabilities                                                                14,622                16,686
                                                                                       -------------------  ---------------------
          Total Liabilities                                                                       250,160               251,231
                                                                                       -------------------  ---------------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY
      Common Stock, par value $1 per share; 99,500,000 shares authorized; 69,350,351
         and 69,060,112 shares issued, respectively                                                69,350                69,060
      Treasury Stock, par value $1 per share; 1,057,348 shares at March 31, 2005 and
         556,000 shares at December 31, 2004                                                       (1,057)                 (556)
      Additional Paid-In Capital                                                                    7,819                10,659
      Accumulated Other Comprehensive Loss                                                        (15,349)              (16,066)
      Unearned Compensation                                                                        (6,863)               (3,475)
      Retained Earnings                                                                           114,740               107,927
                                                                                       -------------------  ---------------------
          Total Stockholders' Equity                                                              168,640               167,549
                                                                                       -------------------  ---------------------
          Total Liabilities and Stockholders' Equity                                   $          418,800   $           418,780
                                                                                       ===================  =====================


            The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                               Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                          2005            2004
                                                                     -------------   -------------
REVENUES
   Customer Services                                                $     183,915    $    160,416
                                                                    --------------   -------------

COSTS AND EXPENSES
   Cost of Services Provided                                               98,637          86,542
   Depreciation and Amortization                                            5,963           4,657
   Sales, General & Administrative                                         60,283          52,768
   Loss on Sale of Assets                                                       3               1
   Interest Income                                                           (462)           (150)
                                                                    --------------   -------------
                                                                          164,424         143,818
                                                                    --------------   -------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN              19,491          16,598
   ACCOUNTING PRINCIPLE
                                                                    --------------   -------------

PROVISION FOR INCOME TAXES
      Current                                                               5,584           4,661
      Deferred                                                              2,312           2,071
                                                                    --------------   -------------
                                                                            7,896           6,732
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          11,595           9,866
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES
   OF $4,017                                                                  ---          (6,204)
                                                                    --------------   -------------
NET INCOME                                                          $      11,595    $      3,662
                                                                    ==============   =============
INCOME PER SHARE - BASIC
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.17            0.15
   Cumulative Effect of Change in Accounting Principle                        ---           (0.09)
                                                                    --------------   -------------
   Net Income Per Share - Basic                                     $       0.17     $      0.06
                                                                    ==============   =============
INCOME PER SHARE - DILUTED
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.17            0.14
   Cumulative Effect of Change in Accounting Principle                        ---           (0.09)
                                                                    --------------   -------------
   Net Income Per Share - Diluted                                   $        0.17    $       0.05
                                                                    ==============   =============
   Weighted Average Shares Outstanding - Basic                             67,942          67,947
   Weighted Average Shares Outstanding - Diluted                           70,063          69,964
DIVIDENDS PAID PER SHARE                                            $        0.05    $       0.04
                                                                    ==============   =============


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


                                              ROLLINS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                --------------------------------------------
                                                                                          2005                   2004
                                                                                ---------------------    -------------------
OPERATING ACTIVITIES
               Net Income                                                       $             11,595     $            3,662
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Change in Accounting Principle, Net                                         ---                  6,204
                     Depreciation and Amortization                                             5,963                  4,657
                     Provision for Deferred Income Taxes                                       3,347                  1,273
                     Loss on Sale of Assets                                                        3                      1
                     Other, Net                                                                  198                     63
               (Increase) Decrease in Assets:
                     Trade Receivables                                                         1,072                  2,873
                     Materials and Supplies                                                      277                  (310)
                     Other Current Assets                                                    (3,030)                (2,678)
                     Other Non-Current Assets                                                    235                  (446)
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                       229                  3,761
                     Unearned Revenue                                                          3,773                  4,694
                     Accrued Insurance                                                       (1,940)                (1,261)
                     Accrual for Termite Contracts                                               829                  (238)
                     Long-Term Accrued Liabilities                                           (2,823)                  (917)
                                                                                ---------------------    -------------------
               Net Cash Provided by Operating Activities                                      19,728                 21,338
                                                                                ---------------------    -------------------

INVESTING ACTIVITIES
               Purchases of Equipment and Property                                           (6,417)                (1,739)
               Acquisitions/Dispositions of Companies, Net                                   (1,291)                  (158)
               Sale of Marketable Securities, Net                                                ---                 21,866
                                                                                ---------------------    -------------------
               Net Cash Provided by/(Used) in Investing Activities                           (7,708)                 19,969
                                                                                ---------------------    -------------------

FINANCING ACTIVITIES
               Dividends Paid                                                                (3,436)                (2,718)
               Common Stock Purchased                                                       (10,604)                    ---
               Other                                                                             554                  (188)
                                                                                ---------------------    -------------------
               Net Cash Used in Financing Activities                                        (13,486)                (2,906)
                                                                                ---------------------    -------------------
               Effect of Exchange Rate Changes on Cash                                           623                   (53)
                                                                                ---------------------    -------------------

               Net Increase/(Decrease) in Cash and Short-Term
               Investments                                                                     (843)                 38,348
               Cash and Short-Term Investments at Beginning of Period                         56,737                 59,540
                                                                                ---------------------    -------------------
               Cash and Short-Term Investments at End of Period                 $             55,894     $           97,888
                                                                                =====================    ===================



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

          Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2004.

          In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of its operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

          Comprehensive Income (Loss)--Other Comprehensive Income (Loss) results
          from  foreign  currency   translations,   unrealized   gain/losses  on
          marketable securities and changes in the minimum pension liability.

          New Accounting Standards-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

          Cumulative Effect of Change in Accounting Principle - Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted a new accounting method under which, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred and no longer accrued. For noticed claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

          Due  to  this  change,   the  Company  recorded  a  cumulative  effect
          adjustment of $6.2 million (net of income taxes) during the fourth quarter of 2004.

          The amounts for the quarter ended March 31, 2004 reported herein have been restated to reflect the effect of this accounting change as if it had occurred on January 1, 2004. A reconciliation of the restatement due to the change in accounting principle is as follows:

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                               Previously              Effect of            As Restated
                                                                Reported              Accounting
                                                             as of March 31,            Change            as of March 31,
                                                                  2004                                         2004
                                                          ----------------------  -------------------- ----------------------
Assets
Cash and Short-Term Investments                           $              97,888   $                 -  $              97,888
Trade Receivables Short Term, Net                                        36,349                     -                 36,349
Materials and Supplies                                                   10,147                     -                 10,147
Deferred Income Taxes                                                    20,580                 6,752                 27,332
Other Current Assets                                                     10,092                     -                 10,092
                                                          ----------------------  -------------------- ----------------------
   Current Assets                                                       175,056                 6,752                181,808

Equipment and Property, Net                                              34,618                     -                 34,618
Goodwill                                                                 72,521                     -                 72,521
Customer Contracts                                                       28,924                     -                 28,924
Trade Receivables Long Term, Net                                          9,200                     -                  9,200
Deferred Income Taxes                                                    17,287                (3,533)                13,754
Other Assets                                                             25,350                     -                 25,350
                                                          ----------------------  -------------------- ----------------------
   Total Assets                                           $             362,956   $             3,219  $             366,175
                                                          ======================  ==================== ======================
Liabilities
Accounts Payable                                          $              15,325   $               (50) $              15,275
Accrued Insurance                                                        13,050                     -                 13,050
Accrued Payroll                                                          26,913                    50                 26,963
Unearned Revenue                                                         50,702                22,435                 73,137
Accrual For Termite Contracts                                            21,500                (7,317)                14,183
Other Current Liabilities                                                23,983                     -                 23,983
                                                          ----------------------  -------------------- ----------------------
   Current Liabilities                                                  151,473                15,118                166,591

Accrued Insurance                                                        24,764                     -                 24,764
Accrual For Termite Contracts                                            22,135                (8,214)                13,921
Long-Term Accrued Liabilities                                            16,741                 1,371                 18,112
                                                          ----------------------  -------------------- ----------------------
   Total Liabilities                                                    215,113                 8,275                223,388

Stockholder's Equity
Common Stock                                                             45,399                     -                 45,399
Retained Earnings and Other Equity                                      102,444                (5,056)                97,388
                                                          ----------------------  -------------------- ----------------------

   Total Stockholders' Equity                                           147,843                (5,056)               142,787
                                                          ----------------------  -------------------- ----------------------

   Total Liabilities and Stockholders' Equity             $             362,956   $             3,219  $             366,175
                                                          ======================  ==================== ======================

                                               ROLLINS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands except per share data)
                                                        (Unaudited)

                                                                                     Three Months Ended
                                                                      Previously          Effect of          As Restated
                                                                       Reported           Accounting
                                                                       March 31,            Change            March 31,
                                                                         2004                                   2004
                                                                  -------------------- ----------------- --------------------

Revenues                                                          $           158,692  $          1,724  $           160,416
                                                                  -------------------- ----------------- --------------------

Costs & Expenses
   Cost of Services Provided                                                   86,764              (222)              86,542
   Depreciation & Amortization                                                  4,657                 -                4,657
   Sales General & Administrative                                              52,768                 -               52,768
   (Gain)/Loss on Sales of Assets                                                   1                 -                    1
   Interest (Income)/Expense                                                     (150)                -                 (150)
                                                                  -------------------- ----------------- --------------------
   Total Cost & Expenses                                          $           144,040             $(222)            $143,818
                                                                  -------------------- ----------------- --------------------

Income Before Taxes                                                            14,652             1,946               16,598

Provision for Income Taxes                                                      5,934               798                6,732
                                                                  -------------------- ----------------- --------------------

Cumulative effect of change in accounting principle, net                          ---            (6,204)              (6,204)


Net Income                                                        $             8,718  $         (5,056) $             3,662
                                                                  ==================== ================= ====================


          Franchising Program - Orkin had 53 franchises as of March 31, 2005, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $6.4 million, $5.2 million, and $4.5 million as of March 31, 2005, December 31, 2004, and March 31, 2004,
          respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The gain amounted to approximately $1.3 million in the first quarter of 2005 compared to $0.9 million in first quarter of 2004, and is included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.8 million, $1.6 million, and $1.5 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $427,000 in the first quarter of 2005 compared to $353,000 in the first quarter of 2004. The Company's maximum exposure to loss relating to the franchises aggregated $4.6 million, $3.6 million, and $3.0 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.


          Fair Value of Financial Instruments--The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

          Seasonality-- The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company's pest and termite control operations during such periods as evidenced by the following chart. In addition, revenues were favorably impacted in 2004 after the acquisition of Western Pest Services on April 30, 2004.

                                    Total Net Revenues
                    ---------------------------------------------------
                         2005           2004                2003
-----------------------------------------------------------------------
First Quarter          $   183,915    $   160,416*         $   155,122
Second Quarter               N/A          202,725*             185,105
Third Quarter                N/A          203,925*             178,262
Fourth Quarter               N/A          183,818              158,524
-----------------------------------------------------------------------

                 * Restated for change in accounting principle.

NOTE 2.   EARNINGS PER SHARE

          In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the period which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the March 10, 2005, three-for-two stock split for all periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

                                                          Three Months Ended
                                                     ---------------------------
                                                               March 31,
                                                     ---------------------------
(In thousands except per share data amounts)              2005          2004
---------------------------------------------------- ------------- -------------
Net Income available to stockholders
 numerator for basic and diluted earnings per share):     $11,595        $3,662
                                                     ============= =============
Shares (denominator):
 Weighted-average shares outstanding
 (denominator for basic earnings per share)                67,942        67,947
 Effect of Dilutive securities:
 Employee Stock Options and Restricted Stock Awards         2,121         2,017
                                                     ------------- -------------
 Adjusted Weighted-Average Shares (adjusted to
  reflect assumed exercises)
  (denominator for diluted earnings per share)             70,063        69,964

Per share amounts:
  Basic earnings per common share                           $0.17         $0.06
  Diluted earnings per common share                         $0.17         $0.05


--------------------------------------------------------------------------------

          The Company bought back 641,310 shares of the Company's common stock in the first quarter of 2005 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. With only 276,000 shares left under the current program, the Board authorized the purchase of 4 million additional shares of the Company's common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company's strong cash flows.

NOTE 3.   CONTINGENCIES

          Orkin, one of the Company's subsidiaries, is a named defendant in Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December the Court issued a new ruling certifying the class action. Orkin has appealed this new ruling to the Florida Second District Court of Appeals. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

          Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. An arbitration filing has also been filed in Jacksonville, Florida, by Cynthia Garrett against Orkin (Cynthia Garrett v. Orkin, Inc.) in which the plaintiff is seeking certification of a class. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

          Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition, results of operations or liquidity.

          The Company and Orkin were also named defendants in Bob J. Stevens v. Orkin Exterminating Company, Inc. and Rollins, Inc., a lawsuit that was filed in Texas and in which the Plaintiff was seeking certification of a class. The parties settled this matter on an individual basis, the class allegations were dismissed, and it is now concluded. In the opinion of Management, the ultimate resolution of this action did not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4.   STOCKHOLDERS' EQUITY


          During the first quarter ended March 31, 2005, the Company repurchased 641,310 shares for $10.2 million under it's stock repurchase program. Also, during the first quarter ended March 31, 2005, approximately 487,000 shares of common stock were issued upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
(In thousands, except per share data)                      2005         2004
                                                      --------------------------

Net income, as reported                                   $11,595        $3,662
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects         (146)         (202)
                                                      --------------------------
Pro forma net income                                      $11,449        $3,460
                                                      --------------------------

Earnings per share:
    Basic-as reported                                       $0.17         $0.06
    Basic-pro forma                                         $0.17         $0.05

    Diluted-as reported                                     $0.17         $0.05
    Diluted-pro forma                                       $0.16         $0.05


NOTE 5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Accumulated other comprehensive loss consists of the following (in thousands):

                                                     Minimum          Foreign             Other
                                                     Pension         Currency           Unrealized
                                                    Liability       Translation         Gain/(Loss)            Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                          $      ---        $    (247)          $     (67)        $     (314)

Change during 2004:
Before-tax amount..                                    (32,124)          (3,967)                109            (28,048)
Tax benefit (expense)                                   13,769            1,559                  86             12,296
                                                    -------------------------------------------------------------------
                                                       (18,355)           2,408                 195            (15,752)
Balance at December 31, 2004                        $  (18,355)       $   2,161           $     128         $  (16,066)
Change during first three months of 2005:
Before-tax amount..                                        ---              623                 ---                623
Tax benefit (expense)                                      ---              ---                  94                 94
                                                    -------------------------------------------------------------------
                                                           ---              623                  94                717
                                                    -------------------------------------------------------------------
Balance at March 31, 2005                           $  (18,355)       $   2,784           $     222         $ (15,349)
-----------------------------------------------------------------------------------------------------------------------

NOTE 6.   ACCRUAL FOR TERMITE CONTRACTS

          The Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

          Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted a new accounting method under which, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

          Due  to  this  change,   the  Company  recorded  a  cumulative  effect
          adjustment of $6.2 million (net of income taxes) during the fourth quarter of 2004.

          A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                       -------------------------
(In thousands)                                            2005           2004
--------------------------------------------------------------------------------
Beginning Balance                                      $    25,311   $   43,873
   Effect of Change in Accounting Principle                    ---      (15,309)
   Current Period Provision                                  4,250        4,309
   Settlements, Claims and Expenditures Made
     During the Period                                      (3,422)      (4,769)
                                                       -------------------------
   Ending Balance                                      $    26,139   $   28,104
   -----------------------------------------------------------------------------

NOTE 7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

          Components of Net Pension Benefit Cost
                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------
                (in thousan                                2005          2004
                ----------------------------------------------------------------
                Service Cost                               $1,397        $1,297
                Interest Cost                               2,208         2,074
                Expected Return on Plan Assets             (2,464)       (2,394)
                Amortization of:
                   Prior Service Benefit                     (217)         (217)
                   Unrecognized Net Loss                    1,164           845
                                                         -----------------------
                Net Periodic Benefit Cost                  $2,088        $1,605
                ----------------------------------------------------------------

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

NOTE 9.   ACQUISITIONS

          On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control services and the Company has continued this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was approximately $106.6 million, including approximately $7.0 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

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


          Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for all periods after May 1, 2004.

NOTE 10.  PRO FORMA FINANCIAL INFORMATION

          The pro forma financial information presented below gives effect to the Western acquisition as if it had occurred as of the beginning of our fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results which may be achieved in the future.


                                                           Three Months Ended
                                                                 March 31,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------
REVENUES
Customer Services                                   $    183,915   $    179,408
                                                    =============  =============

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                   $     19,491   $     17,664
                                                    =============  =============

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                      $     11,595   $     10,527
                                                    -------------  -------------

NET INCOME                                          $     11,595   $      4,323
                                                    =============  =============

EARNINGS PER SHARE - BASIC                          $       0.17   $       0.06
                                                    =============  =============

 EARNINGS PER SHARE - DILUTED                       $       0.17   $       0.06
                                                    =============  =============

         Average Shares Outstanding---Basic               67,942         67,947

         Average Shares Outstanding---Diluted             70,063         69,964

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company had improvement in both its top and bottom line results compared to the first quarter of 2004. This was the Company's 21st consecutive quarter of improved earnings results and reflects its progress in implementing the Company's growth strategies, productivity initiatives and customer and employee retention objectives.

An integral part of taking the Company to the next level involves making sure that it invests wisely in its business's technological opportunities, and that the Company acquires the most up to date and appropriate business tools to help Rollins succeed. Rollins, Inc. is fortunate to have strong cash flow and financial strength, which allows the Company to invest in its self whether it is through acquisitions or internal infrastructure expenditures.

The Company's newest investment relates to a project to enhance our training capabilities through the acquisition of a satellite-training delivery system. Rollins' satellite system will enable new employees to receive training at a faster rate, reduce training cost over the next several years and provide more consistency in the Company's training products.

Up until now, the majority of Rollins' training has taken place in its branches or remote classroom settings. By nature this means the Company's material is not always delivered consistently and reliant on the individual trainer. Special training, for example carpenter ants, mosquito, and bird control training, has significant cost involving travel expenses, meals and lodging. Additionally, new hires in the branches seeking initial training often have to wait for some of their training based on locale and instructor availability. All of these variable training circumstances also make it difficult to track an employee's progress.

Rollins believes satellite training delivery will effectively address these challenges. It will allow the Company to conduct training more frequently and ensure that all employees are being trained with consistent materials and aids. The Company will be able to immediately capture each student's progress and completion of each course, which also has a regulatory benefit. New hires will become productive at a much faster rate, and benefit from a superior product. Rollins will also reduce employee down time and expense associated with offsite classroom training.

The Company training courses will be conducted via an Internet direct link (IDL) from the Rollins, Inc. Orkin University media studio in Atlanta transmitted to various branches across North America. After the original transmission, students will be able to "make up" courses missed, which will offer multiple opportunities to provide training on key seasonal subjects (i.e., mice, fleas, etc.) The students will have a one touch keypad to answer questions and interact with the instructor when in a real time mode.

Rollins estimates the total investment to have a payback of less than 3 years. The Company anticipates a $5 million investment and a $6.5 million savings over the first 3 years. Beyond the financial return, the Company is excited concerning the other soft benefits this will be provided to its employees and customers.

Orkin was recognized in March for the third straight year by Training magazine as one of the top 100 U.S. companies that excel at human capital development. Orkin placed 57th on the list, garnering its highest ranking ever received. All of the companies selected are chosen based on criteria such as training practices, evaluation methods and outstanding training initiatives.

Rollins is implementing a system to improve employee and customer routing and scheduling, which will be integrated into the company's FOCUS operating system. The Company expects it to greatly improve its ability to provide premier "on-time" service to customers. Rollins has engaged an outside vendor whose routing and scheduling software is used by a number of large service companies including, Sears, FedEx, QWEST, Miller Brewing and Allstate Insurance. Some of the capabilities that can be achieved by integrating this customized software into the Company's operating system include multiple choice appointment options for customers and customer-bundling efficiencies that will result in productivity and on-time performance improvements, along with mileage and overtime reductions.

The system will be designed for both commercial and residential business; however the Company will be rolling out commercial first. The Company plans to begin a pilot program before the end of this fiscal year.

Another investment that is rolling out now involves automatic customer messaging. Orkin has just completed its pilot program, and is pleased with the results. This new phone communication process and system will greatly improve how the Company contacts customers. Rollins knows with all the dual income households today that effective customer communication is critical to customer retention.

Ned, the Orkin man, that is featured in Orkin T.V. commercials, will be delivering customized customer messages that include a reminder such as, "it is time for your yearly termite inspection," "it is time for your pest control service," as well as follow up calls to confirm service satisfaction or reminding a customer that they need to pay their bill.

Auto messaging is important to the Company for a number of reasons. First, it reinforces the Orkin brand and it will provide consistent customer communication across all of the Orkin branches. Additionally, it will result in more timely and efficient inspections and visits, and it will offer customers an additional means to confirm their satisfaction.

The Company is also making an investment in improving internal accounting and employee relations related to payroll and incentive compensation processing. To date, the Company has been gathering and inputting this information in a semi-manual mode. This is a labor intensive process that can result in errors, some of which can be costly to the company. The Company further recognizes how important it is to employees to have their paychecks accurate and on time. Rollins will have a real time, totally automated, payroll processing system that will be integrated into the Company's FOCUS system.

Rollins, Inc is committed to delivering environmentally safe pest control and educating the public in this regard. The Company has announced that it is partnering with the American Society for Healthcare Environmental Services or (ASHES), to initially address pest services protocols in the healthcare industry.

This partnership kicks off the development and release of Integrated Pest Management (IPM) applications to this industry, (i.e., hospitals, nursing homes, clinics, etc.) This will be its first collaboration in a series of future ASHES publications. This initial edition was co-authored by entomologists from the Orkin and Western Pest Services teams. It will be a `how to" guide for implementing and maintaining effective IPM practices in these healthcare facilities.

Rollins is also working with ASHES on developing releases concerning IPM for its members in other industries. The Company will conclude this educational effort in September at ASHES annual conference and technological exhibit where panelists from Orkin and the IPM Institute of America will participate.

This will enable Rollins to take its commitment to IPM to a new level with the ASHES partnership, while aiding the Orkin brand positioning and customer communication initiatives.

The Company bought back 641,310 shares of the Company's common stock in the first quarter of 2005 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. With only 276,000 shares left under the current program, the Board authorized the purchase of 4 million additional shares of the Company's common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate.

The buyback program in no way precludes the Company's acquisition efforts, which remains a top priority. Rollins' strong cash flow and available credit lines position the Company to pursue both strategies, depending on the available opportunities.

In the first quarter of 2005, Rollins, Inc. net income increased 17.5% to $11.6 million, or $0.17 per diluted share, compared to income of $9.9 million, or $0.14 per diluted share for the first quarter of 2004 before the effect of a change in accounting principle. The cumulative effect of the accounting change, recorded in the first quarter of 2004, was a charge against earnings of $6.2 million or $0.09 per diluted share. As a result it is now recognizing termite revenue on a straight-line basis over 12 months. Costs of re-inspections, re-applications and repairs and associated labor and chemicals are expensed as incurred. All numbers presented are on a comparable basis.

The Company's revenue for the first quarter grew 14.6% to $183.9 million, compared to revenue of $160.4 million in the first quarter of 2004. Included in first quarter revenue for this year was Western Pest Services' contribution of $19.6 million. For comparison purposes, Western Pest, which was acquired April 30, 2004, and taking into account the distribution business sold in the third quarter of 2004, revenue increased 2.8%. The table below illustrates the impact of the acquisition and disposition for comparability purposes:

                                 Reconciliation
             Revenue Excluding Western Pest Services and Dettelbach

                                     First Quarter
                                     ------------------------
                                         2005       2004      $B/(W)     %B/(W)
                                     -------------------------------------------

Total Net Revenues                     $183,915   $160,416    $23,499     14.6%

   Less:
   Western Acquisition                   19,594          -     19,594
                                     -------------------------------------------

Revenue Excluding
   Western Pest Services               $164,321   $160,416    $ 3,905      2.4%

   Less:
   Dettelbach                                 -        553       (553)
                                     -------------------------------------------

Revenue Excluding Western Pest
   Services and Dettelbach             $164,321   $159,863    $ 4,458      2.8%
                                     ===========================================

Gross margin, which Rollins define as total Revenues minus Cost of Services Provided, was 46.4% of revenues in the first quarter of 2005 compared to a gross margin of 46.1% for first quarter 2004. As a result of the Company's distribution agreement it has seen reductions in its material and supply cost and enjoyed continuing improvements in insurance and claims. These were partially offset by Western's higher Cost of Services Provided as a percentage of revenues, particularly in fleet and their material and supply cost.

While Fleet costs continued to increase primarily due to an increase in gasoline prices, the company continues to work to minimize its impact by reducing the number of vehicles on the road and reducing total miles driven. The future routing and scheduling project will help to reduce these costs further in the future.

Depreciation and amortization increased, reflecting $1.5 million in additional amortization of intangibles related to the Western acquisition. As a result of last year's acquisition, customer contracts and other intangible assets net of amortization increased $44.7 million, to $73.7 million, the amortization of which represents a significant non-cash charge against earnings. In 2005 total amortization expense will be approximately $12.3 million, versus $10.9 million in 2004. Based upon the recent stock split and fully diluted shares outstanding as of March 10, 2005, it will represent a charge of almost 18 cents pre-tax, and 11 cents after tax to GAAP EPS this year.

The tax provision for the quarter was 40.5%.

The Company's balance sheet remains strong with cash and cash equivalents of $55.9 million as of March 31, 2005, which positions Rollins to take advantage of any future acquisitions that meet the company's requirements and remain a top priority.

Capital expenditures were up in the quarter and will be for the year. As a result of the $10.3 million gain from the sale of land in the fourth quarter of 2004, the Company has chosen to do some 1031 tax free exchanges that will save Rollins considerable taxes. The Company will be reinvesting the gain by purchasing some existing leased properties as well as a building to house the West Coast division office, which will also be used for training.

Results of Operations

                                                                    % Better/
                                        Three Months Ended         (Worse) as
                                            March 31,           Compared to Same
                                                                Quarter in Prior
                                                                       Year
                                      ------------------------------------------
(in thousands)                            2005           2004
                                      ------------------------------------------
Revenues                                 $183,915      $160,416            14.6%
Costs:
    Cost of Services Provided              98,637        86,542           (14.0)
    Depreciation and Amortization           5,963         4,657           (28.0)
    Sales, General and Administrative      60,283        52,768           (14.2)
Loss on Sale of Assets                          3             1          (200.0)
Interest Income                              (462)         (150)          208.0
                                      ------------------------------------------
Income Before Income Taxes                 19,491        16,598            17.4
Provision for Income Taxes                  7,896         6,732           (17.3)
                                      ------------------------------------------
Income Before Cumulative Effect of Change
in Accounting Principle                    11,595         9,866            17.5
Cumulative Effect of Change in Accounting
  Principle                                   ---        (6,204)          100.0
                                      ------------------------------------------
Net Income                               $ 11,595      $  3,662           216.6%
                                      ==========================================

Revenues for the quarter ended March 31, 2005 increased to $183.9 million, an increase of $23.5 million or 14.6% inclusive of the Western acquisition completed on April 30, 2004, from last year's first quarter revenues of $160.4 million. For the first quarter of 2005 the primary revenue drivers were Western, which contributed $19.6 million, as well as Orkin's residential pest control business, which increased $2.9 million while growing 4.7%. Every-other-month service, the Company's primary residential pest control service offering, continues to grow in importance, comprising 85.6% of new residential pest control sales for the first quarter of 2005 compared to 69.9% in the first quarter 2004. The Company's foreign operations accounted for less than 7% of total revenues during the first quarter 2005 compared to more than 6% of the total during the first quarter 2004.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as, described in Note 1 to the Company's financial statements above. The Company's revenues as a historical matter tend to peak during the second and third quarters, as evidenced by the following chart.

                                           Total Net Revenues
                             -----------------------------------------------
                                  2005           2004            2003
----------------------------------------------------------------------------
First Quarter                   $   183,915     $  160,416*   $     155,122
Second Quarter                       N/A           202,725*         185,105
Third Quarter                        N/A           203,925*         178,262
Fourth Quarter                       N/A           183,818          158,524
----------------------------------------------------------------------------

                 * Restated for change in accounting principle.

Cost of Services Provided for the first quarter ended March 31, 2005 increased $12.1 million or 14.0%, compared to the quarter ended March 31, 2004, although the expense expressed as a percentage of revenues decreased by 0.3 percentage points, representing 53.6% of revenues for the first quarter 2005 compared to 53.9% of revenues in the prior year's first quarter. Cost of Services Provided as a percentage of revenues decreased primarily due to improvements in insurance and claims, lower materials and supplies costs, and from employee productivity improvements at Orkin. These were partially offset by Western's higher Cost of Services Provided as a percentage of revenues. One area in which the Company experienced some minor expense increases was in its fleet of service vehicles, which was the result of higher lease and fuel costs in general, as well as the acquisition of Western's fleet during the second quarter of 2004.

Sales, General and Administrative for the quarter ended March 31, 2005 increased $7.5 million or 14.2% as compared to the first quarter 2004, As a percentage of revenues, Sales General and Administrative decreased 0.1 percentage point or 0.3%, representing 32.8% of total revenues compared to 32.9% for the prior year quarter. The decrease in Sales, General and Administrative as a percentage of revenue was mainly attributable to lower sales payroll costs due to organizational changes including the expansion of the Company's call centers. The savings were partially offset by the higher Sales, General and Administrative costs of Western.

Depreciation and Amortization expenses for the first quarter ended March 31, 2005 increased by $1.3 million or 28.0% to $6.0 million versus the prior year quarter. The increase was due to the addition of depreciation and amortization from the acquisition of Western ($1.5 million) partially offset by certain technology assets becoming fully depreciated in the last twelve months. As part of the Western acquisition, $55.2 million of finite-lived intangible assets, principally customer contracts, were acquired. They will be amortized over periods principally ranging from 8 to 12.5 years. This represents a non-cash charge and will increase the Company's amortization by approximately $2.0 million in 2005. For the quarter ended March 31, 2005 amortization of $3.9 million was 50.0% higher than in the prior period quarter.

Income Taxes. The Company's tax provision of $7.9 million for the first quarter ended March 31, 2005 reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 40.5% for the first quarter ended March 31, 2005, down from 40.6% for the first quarter ended March 31, 2004.

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

Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted a new accounting method under which, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred and are no longer accrued. For noticed claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Due to this change, the Company recorded a cumulative adjustment of $6.2 million (net of income taxes) as of January 1, 2004.

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

Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources


Cash and Cash Flow

                                                               Three Months Ended March 31,
                                                         ----------------------------------------
(in thousands)                                                      2005                  2004
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                         $ 19,728              $ 21,338
Net Cash Provided By/(Used) in Investing Activities                (7,642)                19,969
Net Cash Used in Financing Activities                             (13,552)               (2,906)
Effect of Exchange Rate on Cash                                        623                  (53)
                                                              ------------- ---------------------
Net Increase/(Decrease) in Cash and Cash Equivalents               $ (843)              $ 38,348
-------------------------------------------------------------------------------------------------

The Company believes its current cash and cash equivalents balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future and the acquisition of other select pest control businesses. The Company's operating activities generated net cash of $19.7 million for the three months ended March 31, 2005, compared with cash provided by operating activities of $21.3 million for the same period in 2004.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company's active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company's common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The share repurchase program is in addition to the Company's existing plan to repurchase 4.5 million shares, of which 276,216 shares remain available for repurchase.

The Company invested approximately $6.4 million in capital expenditures during the first three months ended March 31, 2005, compared to $1.7 million during the same period in 2004, and expects to invest between $18.0 million and $20.0 million for the remainder of 2005. Capital expenditures for the first three months consisted primarily of two building purchases and the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first three months, the Company made acquisitions totaling $1.2 million, compared to $0.2 million during the same period in 2004. Acquisitions were funded by cash on hand. A total of $3.4 million was paid in cash dividends ($0.05 per share) during the first three months of 2005, compared to $2.7 million or $0.04 per share during the same period in 2004. The Company repurchased 641,310 shares of Common Stock in the first three months of 2005 and there remain 276,216 shares authorized to be repurchased, in addition to the 4 million shares. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of March 31, 2005 or April 15, 2005. The Company maintains approximately $34.5 million in Letters of Credit which reduced its borrowing capacity under the credit facilities. These Letters of Credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control services and the Company has continued this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain noncompetition agreements (the "Purchase Price") was for approximately $106.6 million, including approximately $7.0 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

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

Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning after May 1, 2004 through March 31, 2005.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren and Petsch cases and the Garrett arbitration. For further discussion, see Note 7 to the accompanying financial statements.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, future contributions of Western, expected contributions of the commercial business segment, and the outcome of litigation arising in the ordinary course of business and the outcome of the Butland et al.
v. Orkin Exterminating Company, Inc. et al. ("Butland") litigation on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2005 capital expenditures; the impact of recent accounting pronouncements; the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in the Butland or other litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2005, the Company maintained an investment portfolio (included in Cash and Cash Equivalents) subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of March 31, 2005, this risk was not significant in the first three months of 2005 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations going forward.

 Item 4.        Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, Management's quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2005, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

We have identified several internal control deficiencies at Western Pest Control, which was acquired on April 30, 2004, and the Company has initiated a project to identify internal control deficiencies and implement changes. Most of these identified deficiencies center around IT controls and organizational issues that affect smaller companies, such as separation of duties, management reviews, and documentation of policies and procedures.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Issuer Purchases Of Equity Securities

                                                                                    Total Number of          Maximum Number of
                                                                                 Shares Purchased as       Shares that May Yet
                                         Total Number                              Part of Publicly        Be Purchased Under
                                          of Shares          Average Price             Announced              the Repurchase
                  Month                  Purchased (1)       Paid per Share        Repurchase Plan(2)             Plan(2)
                  ------------------    ---------------     ----------------     ---------------------    ----------------------
                  January 1 to 31, 2005        215,292               $16.82                   196,050                   721,476
                  February 1 to 28, 2005       515,146               $16.49                   445,260                   276,216
                  March 1 to 31, 2005           73,362               $17.61                       ---                   276,216
                                        ===============     ================     =====================    ======================
                  Total                        803,800               $17.12                   641,310                   276,216

                    (1) Includes repurchases in connection with exercise of employee stock options in the following amounts: January
                    2005: 19,242; February 2005: 69,886; March 2005: 73,362.

                    (2.)  These  shares  were  repurchased  under  the  plan  to repurchase up to 4.5 million  shares (post all stock splits)
                    announced  October 28, 1997.  At the April 26, 2005 Board of
                    Directors meeting,  the Board of Directors of Rollins,  Inc.
                    authorized  the  purchase  of up to 4 million  shares of the
                    Company's  common  stock.  These  plans  have no  expiration dates.
                    --------------------------------------------------------------------------------------------------------------

Item 6.   Exhibits.

          (a) Exhibits

               (3)(i) (A) Restated Certificate of Incorporation of Rollins, Inc.
                    dated July 28, 1981, and Certificate of change of Location of Registered Office and of Registered Agent dated March 22, 1994, both of which are incorporated herein by reference to Exhibit (3) (i) as filed with the registrant's Form 10-K for the year ended December 31, 1997.

                    (B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit (3)(i)(B) to the registrant's Form 10-K for the year ended December 31, 2004.

               (ii) Amended and Restated By-laws of Rollins, Inc.,  incorporated herein by reference to Exhibit (3) (iii) as filed with the registrant's Form 10-Q for the quarterly period ended March 31, 2004.

               (4)  Form  of  Common  Stock   Certificate   of  Rollins,   Inc.,
                    incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

               (10)(c)  Rollins,   Inc.  Form  of  Restricted   Stock  Agreement
                    incorporated herein by reference to Exhibit 10 (c) as filed with its Form 10-K for the year ended December 31, 2004.

               (10)(d)  Rollins,  Inc.  Form of  Option  Agreement  incorporated herein by reference to Exhibit 10 (d) as filed with its Form 10-K for the year ended December 31, 2004.

               (10)(e) Rollins, Inc. Executive Compensation Summary

               (10)(f) Written  Description of Rollins,  Inc.  Performance-Based
                    Incentive Cash Compensation Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit 10 (f) as filed with its Form 10-K for the year ended December 31, 2004..

               (10)(g) Form A of  Executive  Bonus Plan  incorporated  herein by reference to Exhibit 10 (g) as filed with its Form 10-K for the year ended December 31, 2004.

               (10)(h) Form B of  Executive  Bonus Plan

               (10)(i)  Rollins,   Inc.  Non-Employee   Directors   Compensation
                    incorporated herein by reference to Exhibit 10 (i) as filed with its Form 10-K for the year ended December 31, 2004.

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


                                  ROLLINS, INC.
                                  (Registrant)






Date:  April 29, 2005          By:   /s/ Gary W. Rollins
                                   ---------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)
                                    (Principal Executive Officer)




Date:  April 29, 2005          By:   /s/ Harry J. Cynkus
                                    --------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)