Form 10-Q
period 2005-06-30
ROLLINS INC
filed 2005-08-01
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Rollins, Inc. had 68,664,084 shares of its $1 par value Common Stock outstanding as of July 15, 2005.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I  FINANCIAL INFORMATION                                                                            Page No.
                                                                                                       ------------

               Item 1.    Financial Statements.

                          Consolidated Statements of Financial Position as of June 30, 2005 and
                          December 31, 2004                                                                 2

                          Consolidated Statements of Income for the Three and Six Months Ended
                          June 30, 2005                                                                     3

                          Consolidated Statements of Cash Flows for the Six Months Ended June
                          30, 2005 and 2004                                                                 4

                          Notes to Consolidated Financial Statements                                        5

               Item 2.    Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.                                                           15

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                      24

               Item 4.    Controls and Procedures.                                                         24

PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings.                                                               25

               Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                     25

               Item 4.    Submission of Matters to a Vote of Security Holders                              25

               Item 6.    Exhibits.                                                                        26

SIGNATURES                                                                                                 27


PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (In thousands except share and per share data)

                                                                                              June 30,            December 31,
                                                                                                2005                  2004
                                                                                       -------------------  ---------------------
                                                                                            (Unaudited)
      ASSETS
      Cash and Cash Equivalents                                                         $          65,179    $           56,737
      Marketable Securities                                                                           629                   ---
      Trade Receivables, Short Term, Net of Allowance for Doubtful Accounts of $3,549
            and $3,712, respectively                                                               48,556                45,469
      Materials and Supplies                                                                        8,120                 8,876
      Deferred Income Taxes                                                                        29,496                28,355
      Other Current Assets                                                                         10,979                 7,368
                                                                                       -------------------  ---------------------
          Current Assets                                                                          162,959               146,805

      Equipment and Property, Net                                                                  57,873                49,163
      Goodwill                                                                                    119,476               119,568
      Customer Contracts and Other Intangible Assets, Net                                          70,609                75,902
      Deferred Income Taxes                                                                        18,544                13,328
      Trade Receivables, Long Term, Net of Allowance for Doubtful Accounts of $1,624
            and $1,589, respectively                                                               10,604                 9,755
      Other Assets                                                                                  4,142                 4,259
                                                                                       -------------------  ---------------------
          Total Assets                                                                  $         444,207    $          418,780
                                                                                       ===================  =====================

      LIABILITIES
      Accounts Payable                                                                  $          12,405    $           15,438
      Accrued Insurance                                                                            16,437                14,963
      Accrued Compensation and Related Liabilities                                                 36,618                38,453
      Unearned Revenue                                                                             86,337                81,195
      Accrual for Termite Contracts                                                                12,399                11,992
      Other Current Liabilities                                                                    29,540                25,939
                                                                                       -------------------  ---------------------
          Current Liabilities                                                                     193,736               187,980

      Accrued Insurance, Less Current Portion                                                      19,226                22,667
      Accrual for Termite Contracts, Less Current Portion                                          13,511                13,319
      Accrued Pension                                                                              27,291                10,579
      Long-Term Accrued Liabilities                                                                15,241                16,686
                                                                                       -------------------  ---------------------
          Total Liabilities                                                                       269,005               251,231
                                                                                       -------------------  ---------------------

      Commitments and Contingencies
      STOCKHOLDERS' EQUITY
      Common Stock, par value $1 per share; 99,500,000 shares authorized; 69,687,109
         and 69,060,112 shares issued, respectively                                                69,687                69,060
      Treasury Stock, par value $1 per share; 1,083,736 shares at June 30, 2005 and
         556,000 shares at December 31, 2004                                                       (1,084)                 (556)
      Additional Paid-In Capital                                                                    8,711                10,659
      Accumulated Other Comprehensive Loss                                                        (26,850)              (16,066)
      Unearned Compensation                                                                        (6,553)               (3,475)
      Retained Earnings                                                                           131,291               107,927
                                                                                       -------------------  ---------------------
          Total Stockholders' Equity                                                              175,202               167,549
                                                                                       -------------------  ---------------------
          Total Liabilities and Stockholders' Equity                                    $         444,207    $          418,780
                                                                                       ===================  =====================

The accompanying notes are an integral part of these consolidated financial statements.


                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                           Three months ended                Six Months Ended
                                                                                June 30,                         June 30,
                                                                     -----------------------------  --------------------------------
                                                                          2005            2004             2005             2004
                                                                     -------------   -------------  ---------------   --------------
REVENUES
   Customer Services                                                  $   214,326     $   202,725     $    398,241     $    363,141

COSTS AND EXPENSES
   Cost of Services Provided                                              110,594         105,422          209,232          191,964
   Depreciation and Amortization                                            6,045           5,764           12,008           10,421
   Sales, General & Administrative                                         71,294          69,149          131,577          121,917
   Gain on Sale of Assets                                                    (546)        (14,143)            (544)         (14,142)
   Pension Curtailment                                                     (4,176)            ---           (4,176)              ---
   Interest Income                                                           (354)            (47)            (816)            (197)
                                                                    --------------   -------------  ---------------   --------------
                                                                          182,857         166,145          347,281          309,963
                                                                    --------------   -------------  ---------------   --------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                    31,469          36,580           50,960           53,178
                                                                    --------------   -------------  ---------------   --------------

PROVISION FOR INCOME TAXES
      Current                                                              14,144          10,251           19,725           14,911
      Deferred                                                             (1,399)          5,438              914            7,510
                                                                    --------------   -------------  ---------------   --------------
                                                                           12,745          15,689           20,639           22,421
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          18,724          20,891           30,321           30,757
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES
   OF $4,017                                                                  ---             ---              ---           (6,204)
                                                                    --------------   -------------  ---------------   --------------
NET INCOME                                                            $    18,724     $    20,891     $     30,321     $     24,553
                                                                    ==============   =============  ===============   ==============
INCOME PER SHARE - BASIC
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.28            0.31             0.45             0.45
   Cumulative Effect of Change in Accounting Principle                        ---             ---              ---            (0.09)
                                                                    --------------   -------------  ---------------   --------------
   Net Income Per Share - Basic                                       $      0.28     $      0.31     $       0.45     $       0.36
                                                                    ==============   =============  ===============   ==============
INCOME PER SHARE - DILUTED
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.27            0.30             0.43             0.44
   Cumulative Effect of Change in Accounting Principle                        ---             ---              ---            (0.09)
                                                                    --------------   -------------  ---------------   --------------
   Net Income Per Share - Diluted                                     $      0.27     $      0.30     $       0.43     $       0.35
                                                                    ==============   =============  ===============   ==============
   Weighted Average Shares Outstanding - Basic                             67,937          68,133           67,940           68,040
   Weighted Average Shares Outstanding - Diluted                           70,029          70,180           70,046           70,072
DIVIDENDS PAID PER SHARE                                              $      0.05     $      0.04     $       0.10     $       0.08
                                                                    ==============   =============  ===============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                --------------------------------------------
                                                                                        2005                     2004
                                                                                ---------------------    -------------------

OPERATING ACTIVITIES
               Net Income                                                       $             30,321      $          24,553
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Change in Accounting Principle, Net                                         ---                  6,204
                     Depreciation and Amortization                                            12,008                 10,421
                     Pension Curtailment                                                     (4,176)                    ---
                     Provision for Deferred Income Taxes                                         914                  7,510
                    Gain on Sale of Assets                                                     (544)               (14,142)
                     Other, Net                                                                  205                    202
               (Increase) Decrease in Assets:
                     Trade Receivables                                                       (3,826)                (7,390)
                     Materials and Supplies                                                      761                  (655)
                     Other Current Assets                                                    (3,594)                (2,666)
                     Other Non-Current Assets                                                    297                (2,235)
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                     4,555                 10,172
                     Unearned Revenue                                                          5,142                  7,655
                     Accrued Insurance                                                       (1,967)                (1,642)
                     Accrual for Termite Contracts                                               599                    828
                     Long-Term Accrued Liabilities                                             1,403                (3,043)
                                                                                ---------------------    -------------------
               Net Cash Provided by Operating Activities                                      39,292                 35,772
                                                                                =====================    ===================

INVESTING ACTIVITIES
               Purchases of Equipment and Property                                          (14,203)                (3,751)
               Acquisitions/Dispositions of Companies, Net                                   (1,606)              (103,155)
               Marketable Securities, Net                                                      (629)                 21,866
               Proceeds from Sale of Assets                                                      749                 15,468
                                                                                ---------------------    -------------------
               Net Cash Used in Investing Activities                                        (15,689)               (69,572)
                                                                                ---------------------       ----------------

FINANCING ACTIVITIES
               Dividends Paid                                                                (6,858)                (5,451)
               Common Stock Purchased                                                       (11,105)                    ---
               Common Stock Options Exercised                                                  2,889                  1,361
               Other                                                                             756                    202
                                                                                ---------------------    -------------------
               Net Cash Used in Financing Activities                                        (14,318)                (3,888)
                                                                                ---------------------    -------------------
               Effect of Exchange Rate Changes on Cash                                         (843)                     13
                                                                                ---------------------    -------------------

               Net Increase/(Decrease) in Cash and Cash Equivalents                            8,442               (37,675)
               Cash and Cash Equivalents at Beginning of Period                               56,737                 59,540
                                                                                ---------------------    -------------------
               Cash and Cash Equivalents  at End of Period                      $             65,179      $          21,865
                                                                                =====================    ===================

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

          In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

          Cash and Cash Equivalents--The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

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

          New Accounting Standards-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R, as modified by rule of the Securities and Exchange Commission, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the second quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

          Cumulative Effect of Change in Accounting Principle - Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted a new accounting method under which the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred and no longer accrued. For noticed claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

          Due  to  this  change,   the  Company  recorded  a  cumulative  effect
          adjustment of $6.2 million (net of income taxes) during the fourth quarter of 2004.

          The amounts for the quarter and six months ended June 30, 2004 reported herein have been restated to reflect the effect of this accounting change as if it had occurred on January 1, 2004. A reconciliation of the restatement due to the change in accounting principle is as follows:

                                               ROLLINS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       (In thousands except share and per share data)
                                                        (Unaudited)

                                                               Previously              Effect of
                                                                Reported              Accounting           As Restated
                                                             as of June 30,             Change            as of June 30,
                                                                  2004                                         2004
                                                          ----------------------  -------------------- ----------------------

Assets
Cash and Short-Term Investments                           $              21,865   $               ---  $              21,865
Trade Receivables Short Term, Net                                        62,765               (10,824)                51,941
Materials and Supplies                                                   12,157                   ---                 12,157
Deferred Income Taxes                                                    21,633                 8,490                 30,123
Other Current Assets                                                     10,441                   ---                 10,441
                                                          ----------------------  -------------------- ----------------------
   Current Assets                                                       128,861                (2,334)               126,527

Equipment and Property, Net                                              45,313                   ---                 45,313
Goodwill                                                                113,853                 3,900                117,753
Customer Contracts                                                       82,166                (3,900)                78,266
Trade Receivables Long Term, Net                                            ---                10,824                 10,824
Deferred Income Taxes                                                     8,860                (3,243)                 5,617
Other Assets                                                             30,908                   ---                 30,908
                                                          ----------------------  -------------------- ----------------------

   Total Assets                                           $             409,961   $             5,247  $             415,208
                                                          ======================  ==================== ======================
Liabilities

Accounts Payable                                          $              14,756   $               (58) $              14,698
Accrued Insurance                                                        13,050                   ---                 13,050
Accrued Payroll                                                          33,313                    57                 33,370
Unearned Revenue                                                         58,511                26,425                 84,936
Accrual For Termite Contracts                                            21,704                (7,066)                14,638
Other Current Liabilities                                                30,306                   ---                 30,306
                                                          ----------------------  -------------------- ----------------------
   Current Liabilities                                                  171,640                19,358                190,998

Accrued Insurance                                                        26,641                   ---                 26,641
Accrual For Termite Contracts                                            23,621                (8,491)                15,130
Long-Term Accrued Liabilities                                            18,482                 2,355                 20,837
                                                          ----------------------  -------------------- ----------------------

   Total Liabilities                                                    240,384                13,222                253,606

Stockholder's Equity
Common Stock                                                             45,638                   ---                 45,638
Retained Earnings and Other Equity                                      123,939                (7,975)               115,964
                                                          ----------------------  -------------------- ----------------------

   Total Stockholders' Equity                                           169,577                (7,975)               161,602
                                                          ----------------------  -------------------- ----------------------
   Total Liabilities and Stockholders' Equity             $             409,961                 5,247              $ 415,208
                                                          ======================  ==================== ======================

                                               ROLLINS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands except per share data)
                                                        (Unaudited)

                                                                              Three months ended
                                                        Previously                 Effect of
                                                         Reported                 Accounting                As Restated
                                                         June 30,                   Change                    June 30,
                                                           2004                                                 2004
                                                 ------------------------- ------------------------ -------------------------
Revenues                                         $                207,698  $                (4,973) $                202,725
                                                 ------------------------- ------------------------ -------------------------

Costs & Expenses
   Cost of Services Provided                                      105,442                      (20)                  105,422
   Depreciation & Amortization                                      5,764                      ---                     5,764
   Sales General & Administrative                                  69,155                       (6)                   69,149
   Gain on Sales of Assets                                        (14,143)                     ---                   (14,143)
   Pension Curtailment                                                ---                      ---                       ---
   Interest (Income)/Expense                                          (47)                     ---                       (47)
                                                 ------------------------- ------------------------ -------------------------
   Total Cost & Expenses                         $                166,171  $                   (26) $                166,145

Income Before Taxes                                                41,527                   (4,947)                   36,580

Provision for Income Taxes                                         17,717                   (2,028)                   15,689
                                                 ------------------------- ------------------------ -------------------------

Net Income                                       $                 23,810  $                (2,919) $                 20,891
                                                 ========================= ======================== =========================

          Franchising Program - Orkin had 56 franchises as of June 30, 2005, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.6 million, $5.2 million, and $4.7 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company had a net loss of approximately $0.1 million in the second quarter of 2005, due to true-up adjustments, compared to a $41,000 gain in the second quarter of 2004, and was $1.2 million for the six months ended June 30, 2005 compared to $0.9 million for the six months ended June 30, 2004, and is included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.8 million, $1.6 million, and $1.5 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $575,000 in the second quarter of 2005 compared to $464,000 in the second quarter of 2004 and were $1.0 million for the six months ended June 30, 2005 compared to $819,000 for the six months ended June 30, 2004. The Company's maximum exposure to loss relating to the franchises aggregated $3.8 million, $3.6 million, and $3.2 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

          Fair Value of Financial Instruments--The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

          Seasonality - The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company's pest and termite control operations during such periods as evidenced by the following chart. In addition, revenues were favorably impacted in 2004 after the acquisition of Western Pest Services on April 30, 2004.

                                              Total Net Revenues
                      ----------------------------------------------------------
                                 2005           2004                 2003
First Quarter               $   183,915     $  160,416*      $      155,122
Second Quarter                  214,326        202,725*             185,105
Third Quarter                     N/A          203,925*             178,262
Fourth Quarter                    N/A          183,818              158,524
--------------------------------------------------------------------------------

          * Restated for change in accounting principle.

NOTE 2. EARNINGS PER SHARE

          In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding and unvested restricted stock awards during the period which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the March 10, 2005, three-for-two stock split for all periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

                                                                      Three months ended            Six months ended
                                                                   -------------------------------------------------------
                                                                           June 30,                     June 30,
                                                                   -------------------------------------------------------
  (In thousands except per share data amounts)                              2005          2004            2005       2004
  ------------------------------------------------------------------------------------------------------------------------
  Net Income available to stockholders
   (numerator for basic and diluted earnings per share):                 $18,724       $20,891         $30,321    $24,553
                                                                   =======================================================
  Shares (denominator):
      Weighted-average shares outstanding
      (denominator for basic earnings per share)                          67,937        68,133          67,940     68,040
      Effect of Dilutive securities:
      Employee Stock Options and Restricted Stock Awards                   2,092         2,047           2,106      2,032
      Adjusted Weighted-Average Shares
      (adjusted to reflect assumed exercises)
      (denominator for diluted earnings per share)                        70,029        70,180          70,046     70,072
  Per share amounts:
      Basic earnings per common share                                      $0.28        $ 0.31           $0.45      $0.36
      Diluted earnings per common share                                    $0.27        $ 0.30           $0.43      $0.35

  ------------------------------------------------------------------------------------------------------------------------

          The Company bought back 26,388 shares of the Company's common stock in the second quarter of 2005 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. With approximately 276,000 shares left under the current program, the Board authorized the purchase of 4 million additional shares of the Company's common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company's strong cash flows. Accordingly, 4,249,828 shares remain authorized for purchase. The stock buy-back program has no expiration date.

NOTE 3.   CONTINGENCIES

          Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December the Court issued a new ruling certifying the class action. Orkin has appealed this new ruling to the Florida Second District Court of Appeals. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

          Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.; and Cynthia Garrett v. Orkin, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of Management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

          Orkin is involved in certain environmental matters primarily arising in the normal course of business. The New York Department of Environmental Conservation filed an administrative proceeding against Orkin in March 2001, relating to reporting violations in Orkin's
          Annual Report to the Department. The Department is seeking the submission of additional reports and a fine. Orkin is working closely with the Department to address the violations and finalize the matter. In the opinion of Management, the Company's liability under any of these matters would not materially affect its financial condition, results of operations or liquidity.

NOTE 4.   STOCKHOLDERS' EQUITY


          During the second quarter ended June 30, 2005, the Company repurchased 26,388 shares for $0.5 million under its stock repurchase program. Also, during the second quarter ended June 30, 2005, approximately 428,000 shares of common stock were issued upon exercise of stock options by employees. For the six months ended June 30, 2005, the company has issued approximately 915,000 shares of common stock upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three months ended         Six months ended
                                                                             June 30,                  June 30,
                                                                     ------------- ------------ ------------ -----------
(In thousands, except per share data)                                    2005         2004         2005         2004
                                                                     ------------- ------------ ------------ -----------

Net income, as reported                                                  $18,724     $20,891      $30,321      $24,553
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards, net of
   related tax effects                                                     (146)        (202)        (292)        (404)
                                                                     ------------- ------------ ------------ -----------
Pro forma net income                                                     $18,578     $20,689      $30,029      $24,149

Earnings per share:
    Basic-as reported                                                      $0.28       $0.31        $0.45        $0.36
    Basic-pro forma                                                        $0.27       $0.30        $0.44        $0.35

    Diluted-as reported                                                    $0.27       $0.30        $0.43        $0.35
    Diluted-pro forma                                                      $0.27       $0.29        $0.43        $0.34

NOTE 5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Accumulated other comprehensive loss consists of the following (in thousands):

                                                    Minimum          Foreign            Other
                                                    Pension         Currency          Unrealized
                                                   Liability       Translation       Gain/(Loss)            Total
Balance at December 31, 2004                        $  (18,355)     $    2,161        $     128         $  (16,066)
Change during first six months of 2005:
Before-tax amount..                                    (17,949)           (843)             ---            (18,792)
Tax benefit                                              7,269             ---              739              8,008
                                                 --------------------------------------------------------------------------
                                                       (10,680)           (843)             739            (10,784)
Balance at June 30, 2005                            $  (29,035)     $    1,318        $     867         $  (26,850)
---------------------------------------------------------------------------------------------------------------------------

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

          A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                                                   Six months ended
                                                                                       June 30,
                                                                         ----------------------------------
(In thousands)                                                                  2005                   2004
-----------------------------------------------------------------------------------------------------------
Beginning Balance                                                     $       25,311         $      43,873
Effect of Change in Accounting Principle                                         ---               (15,557)
Current Period Provision                                                       9,527                 9,793
Settlements, Claims and Expenditures Made During the Period                   (8,928)               (8,734)
Western Pest Acquisition                                                         ---                   393
-----------------------------------------------------------------------------------------------------------
Ending Balance                                                        $       25,910         $      29,768
-----------------------------------------------------------------------------------------------------------

NOTE 7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

          Components of Net Pension Benefit Cost
                                                                   Three months ended             Six months ended
                                                                        June 30,                      June 30,
          (in thousands)                                      2005              2004           2005           2004
          Service Cost                                       $   1,397         $  1,297       $ 2,794       $  2,594
          Interest Cost                                          2,208            2,074         4,416          4,148
          Expected Return on Plan Assets                        (2,464)          (2,394)       (4,928)        (4,788)
          Amortization of:
           Prior Service Benefit                                  (217)            (217)         (434)          (434)
           Unrecognized Net Loss                                 1,164              845         2,328          1,690
                                                             -------------  ------------ -------------- -------------
          Net Periodic Benefit Cost                          $   2,088         $  1,605       $ 4,177       $  3,210
          SFAS 88 Curtailment Gain                              (4,176)             ---        (4,176)           ---
                                                             -------------   ----------- -------------- -------------
          Total                                              $  (2,088)        $  1,605       $     1       $  3,210


          In June 2005, the Company recorded a $4.2 million non-cash curtailment adjustment in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing our defined benefit pension plan, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.


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

NOTE 10.  PRO FORMA FINANCIAL INFORMATION

          The pro forma financial information presented below gives effect to the Western acquisition as if it had occurred as of the beginning of our fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results, which may be achieved in the future.

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2005              2004               2005               2004
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       214,326   $       210,267    $       398,241    $        389,819
                                                          ================  ================   ================   =================

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                     31,469            41,071             50,960              56,137

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                          18,724            23,549             30,321              32,513

NET INCOME                                                $        18,724   $        20,630    $        30,321    $         24,538

EARNINGS PER SHARE - BASIC                                $          0.28   $          0.30    $          0.45    $           0.36
                                                          ================  ================   ================   =================

 EARNINGS PER SHARE - DILUTED                             $          0.27   $          0.29    $          0.43    $           0.35

         Average Shares Outstanding - Basic                        67,937            68,133             67,940              68,040

         Average Shares Outstanding - Diluted                      70,029            70,180             70,046              70,072


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported that revenue for the second quarter grew 5.7% to $214.3 million, compared to $202.7 million for the second quarter ended June 30, 2004. Western Pest Services, acquired April 30, 2004, had second quarter 2005 revenues of $21.2 million versus $14.3 million in 2004. Excluding revenues attributable to the Western Pest Services operations, revenues increased by 2.5%.

The Company recorded net income of $18.7 million or $0.27 per diluted share for the second quarter ended June 30, 2005, compared to $20.9 million or $0.30 per diluted share for the same period in 2004. In the second quarter of 2005, the Company curtailed Rollins, Inc.'s pension plan effective June 30, 2005 and recognized an additional $2.5 million, net of taxes, or $0.04 per diluted share in the quarter. In second quarter 2004, the Company recorded gains from sale of assets, net of taxes, of $8.1 million or $0.11 per diluted share. Excluding the impacts of the pension curtailment in 2005 and the gains on sale of assets, the Company's adjusted income for second quarter 2005 was $15.9 million, or $0.23 per diluted share, an increase of 21.1%, compared to adjusted income of $12.8 million, or $0.19 per diluted share for the same period last year. See below for a detailed reconciliation. After the adjustments described above, Rollins, Inc. continued improvement in profit over last year's second quarter, marking the Company's 22nd quarter of improved earnings results.

The Company is investing and working diligently to take Rollins and Orkin to their next level for the benefit of the Company's customers, employees and shareholders.

Training and Media Center

The Company continues to benefit from Orkin's State of the Art Training and Media Center located in Atlanta, Georgia. This center is not only used in training for the Company's people, but as a resource by various regulatory agencies and industry organizations. Recently, the Insecticide-Rodenticide Product Labeling Branch of the U.S. Environmental Protection Agency spent a day at the facility where members of the Company's staff participated with the Agency in their meeting with leading state industry regulators and the National Pest Management Association. Following their visit, all participants were very complimentary of the Company's facility and appreciative of the opportunity to use it. Rollins, Inc. is already seeing many opportunities of multi-functional consensus building as a result of the Training Center.

Centers for Disease Control

In June of last year, we announced our collaboration with the Centers for Disease Control and Prevention focusing on educational projects targeting pest-related health risks. This collaboration has gone extremely well. Earlier this year the Company worked together on publishing a Guide on Dangerous Pests that has recently been made available to all of Rollins, Inc.'s operations as a point of sale customer hand out, and it is also available to the general public as well via a web download. You can obtain a copy by accessing the Learning Center on the Orkin web site, www.orkin.com. The CDC is distributing copies to local health departments as well, and is very pleased with the results of the Company's first project.

A second initiative with the CDC involved assisting an Arizona community that was experiencing an outbreak of tick-transmitted Rocky Mountain Spotted Fever. Together with the CDC and other volunteer organizations, the Company spent three and a half days providing the services needed to control the ticks in the area.

The Company feels that these are all wonderful opportunities to do beneficial work while building the Orkin brand. Orkin is extremely pleased to have been part of this effort to protect human lives from this dangerous disease.

And lastly, the Company recently completed a public opinion survey with the CDC that was directed to get feedback on important questions regarding the public's concern over pest-related diseases. More than 1,500 individuals participated in the survey, in which 7 out of 10 Americans (70%) expressed some level of concern over the health ramifications of pests, with more than half stating that they needed more pest-related information.

Rollins, Inc. looks forward to Orkin's ongoing work with the CDC and to providing the American public with more vitally important information regarding diseases carried by rodents and pests, while at the same time using this information to further enhance the knowledge and training of Orkin's technicians

Industry Recognition

Orkin was awarded the National Pest Management Association's highest Quality Control designation on July 14. Recognized as a QualityPro company, Orkin had to meet all of their quality standards, including those for hiring, training, employee safety, Integrated Pest Management (IPM) practices, safe pesticide handling practices, advertising, service warranties, customer communication and state licensing. It is always reassuring when an outside authority confirms that Orkin's various company initiatives are hitting the mark. Orkin is the first large pest control company to receive the designation.

Stock Repurchase Program

In April 2005, Rollins, Inc. announced that as a result of having only 276,000 shares left under the Company's stock buyback program, the Company's Board of Directors authorized the purchase of an additional 4 million shares of our common stock. Under the Company's buy back program, on July 7, Rollins, Inc. announced that the company had purchased 26,388 shares.

Management remains focused on growing the company. Our strong balance sheet and cash flow help maintain our ability to make important acquisitions while also supporting organic growth. Rollins, Inc. continues to evaluate opportunities and make investments in the Company to ensure its employees have the best resources available to provide extraordinary service to the Company's commercial and residential customers.

Reconciliation

As noted above, in the second quarter Rollins, Inc. reported net income of $18.7 million, or $0.27 per diluted share, compared to $20.9 million or $0.30 per diluted share for the same period in 2004. Excluding an adjustment in the second quarter of 2005 related to our pension plan curtailment, as the Company froze future benefit accruals effective June 30, 2005, and a substantial gain in the second quarter of 2004 related to the sales of assets the Company's net income for the second quarter was $15.9 million, or $.23 per diluted share, an increase of 21.1%, compared to net income of $12.8 million, or $ .19 per diluted share for the same period last year. To help the reader better compare prior year to current year we have provided the reconciliation of earnings less adjustments:

                                 Reconciliation
       Income Before Income Taxes, Adjusted Income and Earnings Per Share,
          Excluding Gain on Sale of Assets and Pension Plan Curtailment

                                                                      Second Quarter        $ Better/  % Better/
                                                                  -----------------------
                                                                      2005         2004      (Worse)    (Worse)
                                                                  -----------------------------------------------

Income Before Income Taxes                                        $  31,469   $   36,580 $     (5,111)     (14.0)%
   Less:
   Pension Curtailment                                                4,176          ---        4,176
   Gain on Sale of Assets                                               546       14,143      (13,597)
                                                                  -----------------------------------------------

Income Before Income Taxes, Excluding Gain on Sale of Assets
and Pension Plan Curtailment                                      $  26,747   $   22,437 $      4,310       19.2%
                                                                  ===============================================


Net Income                                                        $  18,724   $   20,891 $     (2,167)     (10.4)%
   Less:
   Gain on Sale of Assets                                               546       14,143      (13,597)
   Pension Curtailment                                                4,176          ---        4,176
   Provision for Income Taxes on Gains                               (1,912)      (6,063)       4,151
                                                                  -----------------------------------------------

Adjusted Income, Excluding Gain on Sale of Assets and Pension
Plan Curtailment                                                  $  15,914   $   12,811 $      3,103       24.2%
                                                                  ===============================================


Earnings Per Share - Diluted                                      $    0.27   $     0.30 $      (0.03)     (10.0)%
   Less:
   Gain on Sale of Assets                                              0.00         0.20        (0.20)
   Pension Curtailment                                                 0.06          ---         0.06
   Provision for Income Taxes on Gains                                (0.02)       (0.09)        0.07
                                                                  -----------------------------------------------

Earnings Per Share - Diluted, Excluding Gain on Sale of
Assets and Pension Plan Curtailment                              $     0.23   $     0.19 $       0.04       21.1%
                                                                  ===============================================

Average Shares Outstanding - Diluted                                 70,029       70,180         (151)

The Company's revenue for second quarter 2005, including Western Pest Services rose 5.7% to $214.3 million, compared to $202.7 million for the second quarter of 2004. Western acquired on April 30, 2004 had revenues of $21.2 million for Rollins, Inc.'s second quarter 2005, compared to revenues of $14.3 million for second quarter 2004. Excluding Western, revenues increased 2.5% quarter over quarter.

Revenue, excluding that attributable to Western Pest Services, Rollins Supply and Dettelbach, is presented and deemed useful by management in order to present the Company's 2005 results as more readily comparable to its 2004 results. The Company's 2004 numbers do not include revenue attributable to the Western operations prior to April 30, 2004, the date it was acquired, and include revenue attributable to Rollins Supply, which was partially divested during the third quarter 2004 and Dettelbach, which was divested during the third quarter of 2004.

                                 Reconciliation
      Revenue Excluding Western Pest Services and Rollins Supply/Dettelbach

                                                                      Second Quarter          $ Better/  % Better/
                                                       ----------------------------------------
                                                                2005               2004         (Worse)    (Worse)
                                                       -------------------------------------------------------------

Total Net Revenues                                     $           214,326  $        202,725  $   11,601        5.7%
   Less:
   Western Acquisition                                              21,170            14,286       6,884       48.2
                                                       -------------------- ----------------- ----------- ----------
Revenue Excluding Western Pest Services                $           193,156  $        188,439  $    4,717        2.5%
   Less:

   Rollins Supply/Dettelbach                                            32               840        (807)     (96.1)
                                                       -------------------- ----------------- ----------- ----------
Revenue Excluding Western Pest Services
   and Rollins Supply/Dettelbach                       $           193,124  $        187,599   $   5,524        2.9%


Year to date Rollins, Inc.'s commercial revenue represents 39.6% of total revenues, residential pest control 37.1% and termite 22.4%

This quarter's growth in Rollins, Inc.'s business excluding Western saw revenues from the Company's Commercial business increase 6.5%.

Rollins, Inc.'s residential pest control business growth was 1.9 %. The slower growth in pest control was impacted by several items. The quarter got off to a slow start due to unusually cold weather. As reported by SDI/Weather Trends Inc., the nation experienced the coldest April in 5 years and the coldest May in 22 years. Additionally the Company's revenue was negatively impacted by a strategic decision, involving the reduction of the Company's summer sales program. The summer creative solicitation program is a high cost sales program that management has chosen to scale back. The Company also reduced Orkin's sales team in the Mid-West, by transferring more customer inquiries to their new call center. This action substantially reduced Orkin's cost of sales at the cost of giving up some marginal business.

The termite business declined .5% this quarter. Even with the cold weather Orkin saw an increase in new completions but this was offset by a decrease in renewals. The Company has a team reviewing termite offerings and is addressing action steps to reverse this decline.

Gross margin for the second quarter 2005 was 48.4%, compared to gross margin of 48.0% for second quarter 2004. The improved margins are mainly attributable to continued reductions in our Material and Supply cost, the result of our Univar national distribution agreement. This was partially offset by an increase in our insurance, claims and litigation expense, as well as by Western's higher Cost of Services Provided as a percentage of revenues particularly in their fleet and material and supply cost.

Sales and Administrative cost declined as a percentage of revenue from 34.1% of revenue to 33.3%. The remainder of the improvement was mainly attributable to lower sales costs due to both reductions in our summer sales program as well as organizational changes as we have reduced the sales force in some areas as the Company added regional call centers.

The quarter was also impacted by the Company's decision to curtail its pension plan. In 2002, the Company closed new employee entry into our pension plan while improving the 401(k) company match. After exploring a variety of ways to better deliver employee retirement benefits, and based on feedback from employees as well as the Company's Human Resource consultants, Rollins, Inc. decided to make some changes to its retirement plans. As a result the Company has ceased all further benefit accruals in the Rollins, Inc. Retirement Income Plan, while at the same time the Company has chosen to further increase the company matching contribution to the 401(k) plan. In addition, special consideration will be given to the Company's older and longer termed employees that are in the pension plan with an additional company contribution for a period up to five years.

Depreciation and amortization increased, reflecting a full quarter this year of additional amortization of intangibles related to the Western acquisition. The amortization represents a significant non-cash charge to the income statement. Total amortization expense for 2005 is expected to be approximately $12.3
million,   versus  $10.9  million  in  2004.  It  will  represent  a
charge of approximately 18 cents pre-tax and 11 cents after tax to GAAP EPS this year, and as a result our cash flow is substantially greater than reported net income.

The Company's balance sheet remains strong with cash and cash equivalents of $65.2 million. This is after having reinvested the $10.3 million gain from the sale of land in fourth quarter 2004 by purchasing twelve properties through 1031 tax-free exchanges. The Company purchased these leased branch locations and a building to house our West Coast division office, reducing the Company's tax on the transaction greatly.

Rollins, Inc.'s strong cash positions enables the Company to invest in its business infrastructure and to take advantage of future acquisitions that meet the Company's requirements.

Results of Operations
                                                                           % Better/                                    % Better/
                                                Three months ended         (Worse) as         Six months ended         (Worse) as
                                                     June 30,             Compared to             June 30,             Compared to
                                                                          Same Quarter                                Same Quarter
                                                                         in Prior Year                                in Prior Year
(in thousands)                                    2005           2004                          2005           2004
Revenues                                         $214,326      $202,725            5.7%       $398,241      $363,141           9.7%
Costs:
    Cost of Services Provided                     110,594       105,422           (4.9)        209,232       191,964          (9.0)
    Depreciation and Amortization                   6,045         5,764           (4.9)         12,008        10,421         (15.2)
    Sales, General and Administrative              71,294        69,150            2.9         131,577       121,918          (4.5)
     Gain on Sale of Assets                          (546)      (14,143)         (96.1)           (544)      (14,142)        (96.2)
     Pension Curtailment                           (4,176)          ---          100.0          (4,176)          ---         100.0
     Interest Income                                 (354)          (48)           N/M            (816)         (198)          N/M
                                           --------------- ------------- --------------- -------------- ------------- --------------
Income Before Income Taxes                         31,469        36,580          (14.0)         50,960        53,178          (4.2)
Provision for Income Taxes                         12,745        15,689            18.8         20,639        22,421           7.9
                                           --------------- ------------- --------------- -------------- ------------- --------------
Income Before Cumulative Effect of Change
in Accounting Principle                            18,724        20,891          (10.4)         30,321        30,757          (1.4)
Cumulative Effect of Change in Accounting
Principle                                             ---           ---             ---            ---        (6,204)        100.0
                                           --------------- ------------- --------------- -------------- ------------- --------------
Net Income                                        $18,724       $20,891          (10.4)%       $30,321       $24,553          23.5%
                                           =============== ============= =============== ============== ============= ==============

Revenues for the quarter ended June 30, 2005 increased to $214.3 million, an increase of $11.6 million or 5.7% inclusive of the Western acquisition completed on April 30, 2004, from last year's second quarter revenues of $202.7 million. For the second quarter of 2005 the primary revenue drivers were Western, which contributed $21.2 million for an increase of $6.9 million, as well as Orkin's pest control business, which increased $2.9 million while growing 2.3%. Every-other-month service, the Company's primary residential pest control service offering, continues to grow in importance, comprising 58.2% of new residential pest control sales for the second quarter of 2005 compared to 55.3% in the second quarter 2004. The Company's foreign operations accounted for less than 7% of total revenues during the second quarter 2005 compared to approximately 6% of the total during the second quarter 2004.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as, described in Note 1 to the Company's financial statements above. The Company's revenues as a historical matter tend to peak during the second and third quarters, as evidenced by the following chart.

                                              Total Net Revenues
                      ----------------------------------------------------------
                                 2005           2004                 2003
First Quarter               $   183,915     $  160,416*      $      155,122
Second Quarter                  214,326        202,725*             185,105
Third Quarter                     N/A          203,925*             178,262
Fourth Quarter                    N/A          183,818              158,524
--------------------------------------------------------------------------------

          * Restated for change in accounting principle.

Cost of Services Provided for the second quarter ended June 30, 2005 increased $5.2 million or 4.9%, compared to the quarter ended June 30, 2004, although the expense expressed as a percentage of revenues decreased by 0.4 percentage points, representing 51.6% of revenues for the second quarter 2005 compared to 52.0% of revenues in the prior year's second quarter. Cost of Services Provided as a percentage of revenues decreased primarily due to lower materials and supplies costs, and from employee productivity improvements at Orkin. These were partially offset by Western's higher Cost of Services Provided as a percentage of revenues and higher insurance and claims due to higher insurance premiums which are being addressed.

Sales, General and Administrative for the quarter ended June 30, 2005 increased $2.1 million or 3.1% as compared to the second quarter 2004. As a percentage of revenues, Sales General and Administrative decreased 0.8 percentage point or 2.3%, representing 33.3% of total revenues compared to 34.1% for the prior year quarter. The decrease in Sales, General and Administrative as a percentage of revenue was mainly attributable to lower sales payroll costs due to organizational changes including the expansion of the Company's call centers. The savings were partially offset by the higher Sales, General and Administrative costs of Western.

Depreciation and Amortization expenses for the second quarter ended June 30, 2005 increased by $281,000 or 4.9% to $6.0 million versus the prior year quarter. The increase was due to the addition of depreciation and amortization from the acquisition of Western ($1.5 million) partially offset by certain technology assets becoming fully depreciated in the last twelve months. As part of the Western acquisition, $55.2 million of finite-lived intangible assets, principally customer contracts, were acquired. They will be amortized over periods principally ranging from 8 to 12.5 years. This represents a non-cash charge and will increase the Company's amortization by approximately $2.0 million in 2005. For the quarter ended June 30, 2005 amortization of $3.9 million was 10.4% higher than in the prior period quarter.

Income Taxes. The Company's tax provision of $12.7 million for the second quarter ended June 30, 2005 reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 40.5% for the second quarter ended June 30, 2005, down from 42.9% for the second quarter ended June 30, 2004.

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

Accrued Insurance-- The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with Management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company's projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be sufficiently material. Management's judgment is inherently subjective and a number of factors are outside Management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the second period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources

Cash and Cash Flow
                                                                 Six months ended June 30,
                                                         ----------------------------------------
(in thousands)                                                     2005                 2004
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        $ 39,292               $ 35,772
Net Cash Provided By/(Used) in Investing Activities               (15,689)               (69,572)
Net Cash Used in Financing Activities                             (14,318)                (3,888)
Effect of Exchange Rate on Cash                                      (843)                    13
                                                              -------------      ----------------
Net Increase/(Decrease) in Cash and Cash Equivalents             $  8,442               $(37,675)
-------------------------------------------------------------------------------------------------

The Company believes its current cash and cash equivalents balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future and the acquisition of other select pest control businesses. The Company's operating activities generated net cash of $39.2 million for the six months ended June 30, 2005, compared with cash provided by operating activities of $35.8 million for the same period in 2004.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company's active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company's common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The share repurchase program is in addition to the Company's existing plan to repurchase 4.5 million shares, of which 249,828 shares remain available for repurchase.

The Company invested approximately $14.2 million in capital expenditures during the first six months ended June 30, 2005, compared to $3.8 million during the same period in 2004, and expects to invest between $11.0 million and $13.0 million for the remainder of 2005. Capital expenditures for the first six months consisted primarily of building purchases and the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first six months, the Company made acquisitions totaling $1.6 million, compared to $103.2 million during the same period in 2004 when the Company purchased Western Pest. Acquisitions were funded by cash on hand. A total of $6.9 million was paid in cash dividends ($0.10 per share) during the first six months of 2005, compared to $5.5 million or $0.08 per share during the same period in 2004. The Company repurchased 667,698 shares of Common Stock in the first six months of 2005 and there remain 249,828 shares authorized to be repurchased, in addition to the 4 million shares. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of June 30, 2005 or July 15, 2005. The Company maintains approximately $34.5 million in Letters of Credit, which reduced its borrowing capacity under the credit facilities. These Letters of Credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning after May 1, 2004 through June 30, 2005.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren and Petsch cases and the Garrett arbitration. For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I above.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Rollins is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Rollins must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the second period restated. Rollins is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. Rollins has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding future contributions of Western, expected contributions of the commercial business segment and the success of the pilot program using hand-held computers and software, and the outcome of litigation arising in the ordinary course of business and the outcome of other litigation, as discussed in the Contingencies section, on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2005 capital expenditures; the impact of recent accounting pronouncements; the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2005, the Company maintained an investment portfolio (included in Cash and Cash Equivalents) subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of June 30, 2005, this risk was not significant in the first six months of 2005 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations going forward. There have been no material changes to the Company's market risk exposure since the end of fiscal year 2004.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, Management's quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2005, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

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

PART II OTHER INFORMATION

Item 1.       Legal Proceedings.

              See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

              Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              Month                                                              Total Number of
                                                                                Shares Purchased as        Maximum Number of
                                         Total Number                            Part of Publicly        Shares that May Yet
                                          of Shares         Average Price            Announced             Be Purchased Under
                                        Purchased (1)       Paid per Share       Repurchase Plan(2)      the Repurchase Plan(2)
              April 1 to 30, 2005               60,344               $19.40                      ---                  4,276,216
              May 1 to 31, 2005                 16,592               $20.15                      ---                  4,276,216
              June 1 to 30, 2005                42,492               $19.29                   26,388                  4,249,828
                                        ---------------     ----------------    ---------------------     ----------------------
              Total                            119,428               $19.46                   26,388                  4,249,828

               (1) Includes repurchases in connection with exercise of employee stock options in the following amounts: April 2005: 60,344; May 2005: 16,592; June 2005: 16,104.

               (2.) These shares were repurchased under the plan to repurchase up to 4.5 million shares (post all stock splits) announced
               October 28, 1997. At the April 26, 2005 Board of Directors meeting, the Board of Directors of Rollins, Inc. authorized the purchase of an additional number of up to 4 million shares of the Company's common stock. These plans have no expiration dates.

Item 4.       Submission of Matters to a Vote of Security Holders.

               Because the Company's directors have staggered three-year terms, Messrs. Wilton Looney, Bill J. Dismuke, Gary W. Rollins and Henry
               B. Tippie continue to serve as directors of the Company but were not up for reelection at the Company's Annual Meeting of Stockholders on April 26, 2005.

               The Company's Annual Meeting of Stockholders was held on April 26, 2005. At the meeting, stockholders voted on a proposal to elect two Class I Directors for the three-year term expiring in 2008. Each nominee for Class I Director was elected by a vote of the stockholders as follows:

              Election of Class I Directors:          For            Withheld
              ------------------------------  ----------------- ----------------
              R. Randall Rollins                    63,606,183          982,832
              James B. Williams                     63,262,739        1,326,276

Item 6. Exhibits.

     (a)  Exhibits

          (3) (i) (A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981.


     (B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit (3)(i)(B) to the registrant's Form 10-K for the year ended December 31, 2004.

     (C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994.


               (ii) Amended and Restated By-laws of Rollins, Inc.,  incorporated herein by reference to Exhibit (3) (iii) as filed with the registrant's Form 10-Q for the quarterly period ended June 30, 2004.


          (4) Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.


          (10)(j) Rollins, Inc. Deferred Compensation Plan

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

                                  ROLLINS, INC.
                                  (Registrant)




Date:  July 29, 2005        By:   /s/ Gary W. Rollins
                                  ----------------------------------------------
                                  Gary W. Rollins
                                  Chief Executive Officer, President
                                  and Chief Operating Officer
                                  (Member of the Board of Directors)
                                  (Principal Executive Officer)



Date:  July 29, 2005        By:   /s/ Harry J. Cynkus
                                  ----------------------------------------------
                                   Harry J. Cynkus
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)