Form 10-Q
period 2005-09-30
ROLLINS INC
filed 2005-10-28
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in rule 12b-2 of the Exchange Act).     Yes    |X|        No    |_|

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).     Yes    |_|        No    |X|

Rollins, Inc. had 68,313,181 shares of its $1 par value Common Stock outstanding as of October 14, 2005.

                         ROLLINS, INC. AND SUBSIDIARIES

                                      INDEX


PART I         FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       ------------

               Item 1.    Financial Statements.

                          Consolidated Statements of Financial Position as of September 30,
                          2005 and December 31, 2004                                                        2

                          Consolidated Statements of Income for the Three and Nine Months Ended
                          September 30, 2005                                                                3

                          Consolidated Statements of Cash Flows for the Nine Months Ended
                          September 30, 2005 and 2004                                                       4

                          Consolidated Statements of Stockholders Equity                                    5

                          Notes to Consolidated Financial Statements                                        6

               Item 2.    Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.                                                           15

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                      22

               Item 4.    Controls and Procedures.                                                         22

PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings.                                                               23

               Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                     23

               Item 4.    Submission of Matters to a Vote of Security Holders                              23

               Item 6.    Exhibits.                                                                        24

SIGNATURES                                                                                                 25

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (In thousands except share and per share data)

                                                                                            September 30,            December 31,
                                                                                                 2005                    2004
                                                                                       ---------------------  ----------------------
                                                                                             (Unaudited)
      ASSETS
      Cash and Cash Equivalents                                                         $          79,489      $           56,737
      Trade Receivables, Short Term, Net of Allowance for Doubtful Accounts of $4,159
            and $3,712, respectively                                                               48,954                  45,469
      Materials and Supplies                                                                        7,358                   8,876
      Deferred Income Taxes                                                                        30,389                  28,355
      Other Current Assets                                                                          9,359                   7,368
                                                                                       ---------------------  ----------------------
          Current Assets                                                                          175,549                 146,805

      Equipment and Property, Net                                                                  57,928                  49,163
      Goodwill                                                                                    121,054                 120,768
      Customer Contracts and Other Intangible Assets, Net                                          68,839                  74,702
      Deferred Income Taxes                                                                        17,441                  13,328
      Trade Receivables, Long Term, Net of Allowance for Doubtful Accounts of $1,699
            and $1,589, respectively                                                                9,866                   9,755
      Other Assets                                                                                  4,221                   4,259
                                                                                       ---------------------  ----------------------
          Total Assets                                                                  $         454,898      $          418,780
                                                                                       =====================  ======================

       LIABILITIES

      Accounts Payable                                                                  $          14,901      $           15,438
      Accrued Insurance                                                                            16,516                  14,963
      Accrued Compensation and Related Liabilities                                                 38,816                  38,453
      Unearned Revenue                                                                             91,341                  81,195
      Accrual for Termite Contracts                                                                11,415                  11,992
      Other Current Liabilities                                                                    28,413                  25,939
                                                                                       ---------------------  ----------------------
          Current Liabilities                                                                     201,402                 187,980

      Accrued Insurance, Less Current Portion                                                      18,630                  22,667
      Accrual for Termite Contracts, Less Current Portion                                          12,633                  13,319
      Accrued Pension                                                                              27,291                  10,579
      Long-Term Accrued Liabilities                                                                16,259                  16,686
                                                                                       ---------------------  ----------------------
          Total Liabilities                                                                       276,215                 251,231
                                                                                       ---------------------  ----------------------

       Commitments and Contingencies
       STOCKHOLDERS' EQUITY
      Common Stock, par value $1 per share; 99,500,000 shares authorized; 70,003,306
         and 69,060,112 shares issued, respectively                                                70,003                  69,060
      Treasury Stock, par value $1 per share; 1,620,333 shares at September 30, 2005
         and 556,000 shares at December 31, 2004                                                   (1,620)                   (556)
      Additional Paid-In Capital                                                                   14,514                  10,659
      Accumulated Other Comprehensive Loss                                                        (26,132)                (16,066)
      Unearned Compensation                                                                        (6,242)                 (3,475)
      Retained Earnings                                                                           128,160                 107,927
                                                                                       ---------------------  ----------------------
          Total Stockholders' Equity                                                              178,683                 167,549
                                                                                       ---------------------  ----------------------
          Total Liabilities and Stockholders' Equity                                    $         454,898      $          418,780
                                                                                       =====================  ======================

            The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                           Three months ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                     -----------------------------  --------------------------------
                                                                          2005            2004             2005             2004
                                                                     -------------   -------------  ---------------   --------------
REVENUES
   Customer Services                                                  $   209,346     $   203,925     $    607,587     $    567,066

COSTS AND EXPENSES
   Cost of Services Provided                                              106,398         105,035          315,630          295,585
   Depreciation and Amortization                                            5,800           6,249           17,808           16,670
   Sales, General & Administrative                                         72,258          70,080          203,835          193,411
   Gain on Sale of Assets                                                     ---           (315)            (544)         (14,457)
   Pension Curtailment                                                        ---             ---          (4,176)              ---
   Interest Income                                                          (489)            (68)          (1,305)            (265)
                                                                     -------------   -------------  ---------------   --------------
                                                                          183,967         180,981          531,248          490,944
                                                                     -------------   -------------  ---------------   --------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                    25,379          22,944           76,339           76,122
                                                                     -------------   -------------  ---------------   --------------
PROVISION FOR INCOME TAXES
      Current                                                               9,108           9,502           28,833           24,413
      Deferred                                                              1,171           (191)            2,085            7,319
                                                                     -------------   -------------  ---------------   --------------
                                                                           10,279           9,311           30,918           31,732
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          15,100          13,633           45,421           44,390
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES
   OF $4,017                                                                  ---             ---              ---          (6,204)
                                                                     -------------   -------------  ---------------   --------------
NET INCOME                                                            $    15,100     $    13,633     $     45,421     $     38,186
                                                                     =============   =============  ===============   ==============
INCOME PER SHARE - BASIC
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.22            0.20             0.67             0.65
   Cumulative Effect of Change in Accounting Principle                        ---             ---              ---           (0.09)
                                                                     -------------   -------------  ---------------   --------------
   Net Income Per Share - Basic                                       $      0.22     $      0.20     $       0.67     $       0.56
                                                                     =============   =============  ===============   ==============
INCOME PER SHARE - DILUTED
   Income Before Cumulative Effect of Change in Accounting
     Principle                                                               0.22            0.19             0.65             0.63
   Cumulative Effect of Change in Accounting Principle                        ---             ---              ---           (0.09)
                                                                     -------------   -------------  ---------------   --------------
   Net Income Per Share - Diluted                                     $      0.22     $      0.19     $       0.65     $       0.54
                                                                     =============   =============  ===============   ==============
   Weighted Average Shares Outstanding - Basic                             68,117          68,224           67,999           68,101
   Weighted Average Shares Outstanding - Diluted                           70,042          70,197           70,046           70,113
DIVIDENDS PAID PER SHARE                                              $      0.05     $      0.04     $       0.15     $       0.12
                                                                     =============   =============  ===============   ==============

                      The accompanying notes are an integral part of these consolidated financial statements.

                         ROLLINS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                --------------------------------------------
                                                                                          2005                   2004
                                                                                ---------------------    -------------------
OPERATING ACTIVITIES
               Net Income                                                       $             45,421      $          38,186
               Adjustments to Reconcile Net Income to Net
                  Cash Provided by Operating Activities:
                     Change in Accounting Principle, Net                                         ---                  6,204
                     Depreciation and Amortization                                            17,808                 16,670
                     Pension Curtailment                                                     (4,176)                    ---
                     Provision for Deferred Income Taxes                                       2,085                  7,319
                    Gain on Sale of Assets                                                     (544)               (14,457)
                     Other, Net                                                                (800)                    335
               (Increase) Decrease in Assets:
                     Trade Receivables                                                       (3,212)                (7,980)
                     Materials and Supplies                                                    1,536                    500
                     Other Current Assets                                                    (2,059)                (3,420)
                     Other Non-Current Assets                                                    233                (1,787)
               Increase (Decrease) in Liabilities:
                     Accounts Payable and Accrued Expenses                                     6,417                 13,334
                     Unearned Revenue                                                         10,147                 13,201
                     Accrued Insurance                                                       (2,484)                (3,103)
                     Accrual for Termite Contracts                                           (1,263)                (2,826)
                     Long-Term Accrued Liabilities                                             (424)                (2,196)
                                                                                ---------------------    -------------------
               Net Cash Provided by Operating Activities                                      68,685                 59,980
                                                                                =====================    ===================

INVESTING ACTIVITIES
               Purchases of Equipment and Property                                          (16,999)                (6,707)
               Acquisitions/Dispositions of Companies, Net                                   (3,022)              (103,415)
               Marketable Securities, Net                                                        ---                 21,866
               Proceeds from Sale of Assets                                                      752                 15,473
                                                                                ---------------------    -------------------
               Net Cash Used in Investing Activities                                        (19,269)               (72,783)
                                                                                ---------------------    -------------------
FINANCING ACTIVITIES
               Dividends Paid                                                               (10,304)                (8,187)
               Common Stock Purchased                                                       (21,313)                    ---
               Common Stock Options Exercised                                                  3,229                  1,734
               Other                                                                             979                    676
                                                                                ---------------------    -------------------
               Net Cash Used in Financing Activities                                        (27,409)                (5,777)
                                                                                ---------------------    -------------------
               Effect of Exchange Rate Changes on Cash                                           745                   (66)
                                                                                ---------------------    -------------------

               Net Increase/(Decrease) in Cash and Cash Equivalents                           22,752               (18,646)
               Cash and Cash Equivalents at Beginning of Period                               56,737                 59,540
                                                                                ---------------------    -------------------
               Cash and Cash Equivalents  at End of Period                      $             79,489      $          40,894
                                                                                =====================    ===================

                  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                 Common Stock   Treasury Stock  Additional                 Other
                               ---------------  --------------   Paid-in Comprehensive Comprehensive   Unearned   Retained
(in thousands)                  Shares  Amount   Shares Amount   Capital  Income(Loss)  Income(Loss) Compensation Earnings   Total
------------------------------ -----------------------------------------------------------------------------------------------------
Balance at December 31, 2002   67,779 $67,779   (580) $ (580)  $    299 $       --      $(16,947)   $      (278) $ 40,417  $ 90,690
                               -----------------------------------------------------------------------------------------------------
Net Income                                                                  35,761                                 35,761    35,761
Other Comprehensive Income, Net
of Tax
   Minimum Pension Liability
   Adjustment                                                               16,182                                           16,182
   Foreign Currency Translation
   Adjustments                                                                 518                                              518
   Unrealized Loss on Investments                                              (67)                                             (67)
                                                                         ----------
Other Comprehensive Income                                                  16,633        16,633
                                                                         ----------
Comprehensive Income                                                     $  52,394
                                                                         ----------
Cash Dividends                                                                                                     (9,010)   (9,010)
Issuance of 401(k) Company
  Match                                           72      72      2,087                                                       2,159
Three-for-Two Stock Split-2003     24      24    (99)    (99)                                                          75        --
Three-for-Two Stock Split-2005    192     192    (14)    (14)                                                        (178)       --
Unearned Compensation                                                                                       171                 171
Other                             361     361                     2,022                                               (13)    2,370
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 2003   68,356 $68,356   (621)  $(621)  $  4,408  $      --      $   (314)   $      (107) $ 67,052  $138,774
                               -----------------------------------------------------------------------------------------------------
Net Income                                                                  52,055                                 52,055    52,055
Other Comprehensive Income, Net
 of Tax
   Minimum Pension Liability
   Adjustment                                                              (18,355)                                         (18,355)
   Foreign Currency Translation
   Adjustments (1)                                                           2,408                                            2,408
   NSO Stock Options                                                           131                                              131
   Unrealized Gain on Investments                                               64                                               64
                                                                         ----------
Other Comprehensive Income/(Loss)                                          (15,752)      (15,752)
                                                                         ----------
Comprehensive Income                                                     $  36,303
                                                                         ----------
Cash Dividends                                                                                                    (10,924)  (10,924)
Common Stock Purchased                           (38)    (38)      (899)                                                       (937)
Issuance of 401(k) Company Match                  83      83      2,052                                                       2,135
Three-for-Two Stock Split-2005    234     234     22      22                                                         (256)       --
Unearned Compensation             152     152                     3,701                                  (3,368)                485
Other                             318     318     (2)     (2)     1,397                                                       1,713
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 2004   69,060 $69,060   (556)  $(556)  $ 10,659  $      --      $(16,066)   $    (3,475) $107,927  $167,549
                               -----------------------------------------------------------------------------------------------------
Net Income                                                                   45,421                                45,421    45,421
Other Comprehensive Income, Net
 of Tax
    Minimum Pension Liability
    Adjustment                                                              (10,680)                                        (10,680)
   Foreign Currency Translation
   Adjustments                                                                  745                                             745
   NSO Stock Options                                                           (131)                                           (131)
                                                                          ----------
Other Comprehensive Income/(Loss)                                           (10,066)     (10,066)
                                                                          ----------
Comprehensive Income                                                      $  35,355
                                                                          ----------
Cash Dividends                                                                                                    (10,304)  (10,304)
Common Stock Purchased                          (990)   (990)    (5,349)                                          (14,974)  (21,313)
Issuance of 401(k) Company Match                  90      90      2,109                                                       2,199
Three-for-Two Stock Split-2005     68      68   (164)   (164)        30                                                95        29
Unearned Compensation             150     150                     3,544                                  (2,767)       (5)      922
Common Stock Options Exercised    725     725                     2,504                                                       3,229
Tax Benefit from Non-Qualified
 Stock Options                                                    1,017                                                       1,017
                               -----------------------------------------------------------------------------------------------------
Balance at September 30, 2005  70,003 $70,003 (1,620)$(1,620)  $ 14,514   $      --     $(26,132)   $    (6,242) $128,160  $178,683
                               -----------------------------------------------------------------------------------------------------

(1) Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.

(2) $14,974,000 charge to Retained Earnings is from purchases of the Company's Common Stock.

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

     In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     New Accounting Standards-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R, as modified by rule of the Securities and Exchange Commission, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year that begins after September 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the second quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

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

     The amounts for the quarter and nine months ended September 30, 2004 reported herein have been restated to reflect the effect of this accounting change as if it had occurred on January 1, 2004. A reconciliation of the restatement due to the change in accounting principle is as follows:

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                   (Unaudited)

                                                        Previously          Three months ended
                                                         Reported                 Effect of               As Restated
                                                       September 30,             Accounting              September 30,
                                                           2004                    Change                     2004
                                                 ------------------------- ------------------------ -------------------------
Revenues                                         $                202,257  $                 1,668  $                203,925
                                                 ------------------------- ------------------------ -------------------------
Costs & Expenses
   Cost of Services Provided                                      106,748                   (1,713)                  105,035
   Depreciation & Amortization                                      6,249                        -                     6,249
   Sales General & Administrative                                  70,080                        -                    70,080
   Gain on Sales of Assets                                           (315)                       -                      (315)
   Interest (Income)/Expense                                          (68)                       -                       (68)
                                                 ------------------------- ------------------------ -------------------------
   Total Cost & Expenses                         $                182,694  $                (1,713) $                180,981

Income Before Taxes                                                19,563                    3,381                    22,944

Provision for Income Taxes                                          7,925                    1,386                     9,311
                                                 ------------------------- ------------------------ -------------------------

Net Income                                       $                 11,638  $                 1,995  $                 13,633
                                                 ========================= ======================== =========================

                         ROLLINS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                   (Unaudited)

                                                        Previously           Nine months ended
                                                         Reported                 Effect of               As Restated
                                                       September 30,             Accounting              September 30,
                                                           2004                    Change                     2004
                                                 ------------------------- ------------------------ -------------------------
Revenues                                         $                568,647  $                (1,581) $                567,066
                                                 ------------------------- ------------------------ -------------------------
Costs & Expenses
   Cost of Services Provided                                      297,547                   (1,962)                  295,585
   Depreciation & Amortization                                     16,670                        -                    16,670
   Sales General & Administrative                                 193,410                        1                   193,411
   Gain on Sales of Assets                                        (14,457)                       -                   (14,457)
   Interest (Income)/Expense                                         (265)                       -                      (265)
                                                 ------------------------- ------------------------ -------------------------
   Total Cost & Expenses                         $                492,905  $                (1,961) $                490,944

Income Before Taxes                                                75,742                      380                    76,122

Provision for Income Taxes                                         31,576                      156                    31,732
                                                 ------------------------- ------------------------ -------------------------

Cumulative effect of change in accounting
    principle, net                                                    ---                   (6,204)                   (6,204)

Net Income                                       $                 44,166  $                (5,980)   $               38,186
                                                 ========================= ======================== =========================

     Franchising Program - Orkin had 57 franchises as of September 30, 2005, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.9 million, $5.2 million, and $5.5 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company had a net gain of approximately $0.5 million in the third quarter of 2005 compared to a $0.9 million gain in the third quarter of 2004, and was $1.6 million for the nine months ended September 30, 2005 compared to $1.8 million for the nine months ended September 30, 2004, and is included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $1.9 million, $1.6 million, and $1.6 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $549,000 in the third quarter of 2005 compared to $483,000 in the third quarter of 2004 and were $1.6 million for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004. The Company's maximum exposure to loss relating to the franchises aggregated $4.0 million, $3.6 million, and $3.9 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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


                                    Total Net Revenues
                    -------------------------------------
(in thousands)          2005         2004         2003
First Quarter       $  183,915   $  160,416*   $ 155,122
Second Quarter         214,326      202,725*     185,105
Third Quarter          209,346      203,925*     178,262
Fourth Quarter             N/A      183,818      158,524
---------------------------------------------------------

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

                                                                          Three months ended           Nine months ended
                                                                   -------------------------------------------------------
                                                                             September 30,               September 30,
                                                                   -------------------------------------------------------
  (in thousands except per share data amounts)                            2005          2004            2005       2004
  ------------------------------------------------------------------------------------------------------------------------
  Net Income available to stockholders
   (numerator for basic and diluted earnings per share):                 $15,100       $13,633         $45,421    $38,186
                                                                     ============ =============    ============ ==========
  Shares (denominator):
      Weighted-average shares outstanding
      (denominator for basic earnings per share)                          68,117        68,224          67,999     68,101
      Effect of Dilutive securities:
     Employee Stock Options and Restricted Stock Awards                    1,925         1,973           2,046      2,012
      Adjusted Weighted-Average Shares
      (adjusted to reflect assumed exercises)
      (denominator for diluted earnings per share)                        70,042        70,197          70,046     70,113
  Per share amounts:
      Basic earnings per common share                                      $0.22        $ 0.20           $0.67      $0.56
      Diluted earnings per common share                                    $0.22        $ 0.19           $0.65      $0.54

  ------------------------------------------------------------------------------------------------------------------------

     The Company bought back 536,597 shares of the Company's common stock in the third quarter of 2005 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. With approximately 276,000 shares left under the current program, the Board authorized the purchase of 4 million additional shares of the Company's common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company's strong cash flows. Accordingly, 3,713,231 shares remain authorized for purchase. The stock buy-back program has no expiration date.

NOTE 3. CONTINGENCIES

     Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the

     Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin has appealed this new ruling to the Florida Second District Court of Appeals. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of Management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

NOTE 4. STOCKHOLDERS' EQUITY


     During the third quarter ended September 30, 2005, the Company repurchased 536,597 shares for $10.5 million under its stock repurchase program. Also, during the third quarter ended September 30, 2005, approximately 150,000 shares of common stock were issued upon exercise of stock options by employees. For the nine months ended September 30, 2005, the company has issued approximately 1.1 million shares of common stock upon exercise of stock options by employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three months ended         Nine months ended
                                                                           September 30,             September 30,
                                                                     -------------------------- -------------------------
(in thousands, except per share data)                                    2005         2004         2005         2004
                                                                     ------------- ------------ ------------ ------------
Net income, as reported                                                 $15,100       $13,633      $45,421      $38,186
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards, net of
   related tax effects                                                     (146)         (202)        (438)        (606)
                                                                     ------------- ------------ ------------ ------------
Pro forma net income                                                    $14,954       $13,431       44,983      $37,580

Earnings per share:
    Basic-as reported                                                     $0.22         $0.20        $0.67        $0.56
    Basic-pro forma                                                       $0.22         $0.20        $0.66        $0.55

    Diluted-as reported                                                   $0.22         $0.19        $0.65        $0.54
    Diluted-pro forma                                                     $0.21         $0.19        $0.64        $0.54


NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated  other   comprehensive  loss  consists  of  the  following  (in
     thousands):

                                                     Minimum      Foreign      Other
                                                     Pension     Currency    Unrealized
                                                    Liability  Translation   Gain/(Loss)   Total
Balance at December 31, 2004                        $(18,355)     $2,161         $ 128    $(16,066)
Change during first nine months of 2005:
Before-tax amount..                                  (17,949)        745            --     (17,204)
Tax benefit                                            7,269          --          (131)      7,138
                                                    -----------------------------------------------
                                                     (10,680)        745          (131)    (10,066)
Balance at September 30, 2005                       $(29,035)     $2,906         $  (3)   $(26,132)
---------------------------------------------------------------------------------------------------

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

     A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

                                                            Nine months ended
                                                               September 30,
                                                  ------------------------------
(In thousands)                                         2005             2004
--------------------------------------------------------------------------------
   Beginning Balance                                 $ 25,311          $ 43,873
   Effect of Change in Accounting Principle                --           (17,270)
   Current Period Provision                            11,089            11,682
   Settlements, Claims and Expenditures Made
        During the Period                             (12,352)          (12,544)
   Western Pest Acquisition                                --               373
   -----------------------------------------------------------------------------
   Ending Balance                                    $ 24,048          $ 26,114
   -----------------------------------------------------------------------------

NOTE 7. PENSION AND POST-RETIREMENT BENEFIT PLANS

     The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

     Components of Net Pension Benefit Cost
                                     Three months ended      Nine months ended
                                        September 30,           September 30,
     (in thousands)                      2005      2004        2005       2004
     Service Cost                    $     --   $ 1,297       $ 2,794   $ 3,891
     Interest Cost                      1,975     2,074         6,392     6,222
     Expected Return on Plan Assets    (2,468)   (2,394)       (7,396)   (7,182)
     Amortization of:
      Prior Service Benefit                --      (217)         (434)     (651)
      Unrecognized Net Loss             1,112       845         3,440     2,535
                                     ---------  --------      --------  --------
     Net Periodic Benefit Cost       $    619   $ 1,605       $ 4,796   $ 4,815
     SFAS 88 Curtailment Gain              --        --        (4,176)       --
                                     ---------  --------      --------  --------
     Total                           $    619   $ 1,605       $   620   $ 4,815

     In June 2005, the Company recorded a $4.2 million non-cash curtailment adjustment in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing the defined benefit pension plan, and using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.


NOTE 8. RELATED PARTY TRANSACTIONS

     The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate all related party transactions. On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.11 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired September 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Company sold an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. for $10.6 million in cash. The transaction took place on December 29, 2004 and resulted in a $6.3 million gain, net of costs and after taxes. The Committee was furnished with full disclosure of all related party transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company.

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

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ----------------------------------   ------------------------------------
                                                                 2005              2004               2005               2004
                                                          ----------------  ----------------   ----------------   -----------------
REVENUES
           Customer Services                              $       209,346   $       203,925    $       607,587    $        593,744
                                                          ================  ================   ================   =================

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE
                                                                   25,379            22,944             76,339              79,081

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                          15,100            13,633             45,421              46,146

NET INCOME                                                $        15,100   $        13,633    $        45,421    $         38,171
                                                          ================  ================   ================   =================
EARNINGS PER SHARE - BASIC                                $          0.22   $          0.20    $          0.67    $           0.56
                                                          ================  ================   ================   =================

EARNINGS PER SHARE - DILUTED                              $          0.22   $          0.19    $          0.65    $           0.54
                                                          ================  ================   ================   =================
         Average Shares Outstanding---Basic                        68,117            68,224             67,999              68,101

         Average Shares Outstanding---Diluted                      70,042            70,197             70,046              70,113


NOTE 11. SUBSEQUENT EVENTS

          On October 1, 2005, the Company, announced it completed the acquisition of The Industrial Fumigant Company, (IFC). The acquisition was an all cash transaction that cost approximately $24.3 million including the assumption of debt. IFC is recognized as a premier pest management company serving the Food and Commodity Industries and ranked as the 24th largest company in the industry. Based in Olathe, Kansas, the Company provides nationwide coverage through its 25 offices and 17 warehouses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the third quarter, the Company reported its 23rd consecutive quarter of improved earnings results.

Rollins, Inc. also continued to improve revenues during the quarter. However, as reported in the Company's press release dated October 26, 2005, these revenues were negatively impacted by approximately $1 million (half of which came from three branches in New Orleans) as a result of damage done by Katrina and Rita in Louisiana, Mississippi, Alabama, and Texas. Sixteen of Orkin's branches were affected, some to a minor degree and others quite severely, impacting over 220 of the Company's employees. Within days of Katrina's devastation the Company had dispatched 2 trucks to the area with food, water, generators and other supplies. Orkin, Inc. has provided employment for these employees in other branches. The Company has established a Rollins/Employee Relief fund to assist employees and have generated at this time approximately $125,000 to distribute to the employees with the greatest need.

It is difficult to estimate exactly when the Company will begin to reverse these shortfalls since the ultimate status of many impacted customer homes is uncertain. Some branches will recover sooner than others. The Company expects to see an impact on our fourth quarter.

During the quarter Rollins, Inc. continued to make progress with its commercial pest control business initiatives and are positive concerning the roll out this project. The processes, products and technology that will be implemented in the future will make it easier for customers in this service offering to do business with Orkin, while at the same time making it more efficient and profitable for the Company.

The acquisition of Industrial Fumigant Company on October 1st is consistent with the Company's plan to accelerate the growth of its commercial business. IFC is an outstanding company and Rollins, Inc. is extremely pleased to have them as part of the Rollins family of companies. Located in Olathe, Kansas IFC has been dedicated to pest management in the food and commodity industries since it's founding over 60 years. Their concentration on these industries has made IFC a leader in food plant pest management as well as related auditing and training. They provide nationwide service through their 25 offices and 17 warehouses. Tom Walters the Vice President of Rollins, Inc.'s wholly owned subsidiary, Western Pest Services, will be overseeing this acquisition. The Company plans to keep IFC as a stand-alone operation. Rollins, Inc. looks forward to working with and learning from IFC's team of professionals and better understanding how they have penetrated this very desirable market. Additionally, the Company believes IFC will help Rollins, Inc. with the technology used for high-end Food processing customers.

The Company continues to invest in new payroll initiative and training to improve our service and sales to customers while enhancing employee retention.

Earlier this year, the Company announced its investment in a company wide satellite training delivery system, which will enable employees to receive training at a faster rate, reduce training costs over the next several years and provide more consistent training products. The majority of the equipment for production and broadcast of the Company's satellite training programs has been installed and the communication channels for the broadcast programs to remote sites have been successfully tested at this time. The Company expects the complete installation of satellite equipment in by the end of the year. Rollins, Inc. is the first company to install a new satellite technology known as Interactive Video-On-Demand (IVOD). This capability is included in the satellite receiver that is being installed at each of the Company's branches. In addition to broadcasting live programs, the receiver has the ability to provide stored programming (such as Interactive Distributed Learning or Employee Communications) to Rollins, Inc.'s associates at any time (24 X 7). After the live session has been broadcast, other viewers can interact with the system later as if they were attending the live session. The functionality is similar to TiVo, but has the added capability of capturing interactive responses. Examples of how the system can be used: associates can complete tests of their knowledge of what has been presented; respond to multiple choice questions; etc. The receiver also contains 120 Gigabytes of storage (up to 80 hours of video programming) and has technologies that we can activate later that will allow us to deliver our satellite signal to any computer with a monitor on our IT network.

Rollins,  Inc. and the Rollins  Family  continue to work  nationally  to promote
Orkin and pest control awareness and professionalism. Recently, the O.Wayne Rollins Foundation pledged $150,000 to the University of Florida's Institute of Food and Agricultural Sciences to help establish the Orkin Termite Training Facility at the Mid-Florida Research and Education Center located in Apopka, FL. The training center will support integrated pest management programs developed by the University's entomologists and Orkin pest professionals, and will be made available to the entire industry. The University's faculty and staff, along with other industry professionals, will provide statewide training to a wide range of individuals including pest control professionals, regulators, government employees and students.

Rollins, Inc. takes great pleasure in the recognition that both individuals and companies within Rollins receive. Earlier this month Rollins wholly owned subsidiary, Orkin/PCO Service Corporation, was named one of the Best Employers for Canadians over age 50. CARP, Canada's largest advocacy group for Canadians over 50, sponsored the competition. Additionally, Pest Control Magazine inducted Paul Hardy, Orkin's Termite Technical Director as a member of the Industries Hall of Fame at its national conference in Nashville. Tom Walters, Rollins, Inc.'s Vice President and General Manager of Western Pest Services, was named by Pest Control Technology magazine's winner of the 2005 Leadership Award and Glen Rollins, Orkin, Inc.'s President, was honored as Professional of the Year at the same National meeting.

The Company's commercial project, the routing and scheduling initiative and automated payroll development are on schedule and budget. While there is significant up front cost involved, these three investments will have a large impact on the future of the company. Rollins, Inc. is committed to advancing and the Company believes the initiatives that have been put into place will enable the Company to accomplish this going forward.

Rollins, Inc.'s third quarter net income grew 10.8% to $15.1 million or $.22 per diluted share, compared to $13.6 million or $0.19 per diluted share for the third quarter ended September 30, 2004. The Company's revenue for the third quarter grew 2.7% to $209.3 million compared to $203.9 million for the third quarter ended September 30, 2004. The timing of the Western acquisition last year no longer impacts the comparison; both quarters include full quarter results from Western. This is the last quarter the sale of Dettelbach impacts the quarter to previous year's quarter comparison, as that business contributed $400k in revenue last year decreasing our revenue growth comparison by .2%. A bigger impact on the revenue were the hurricanes. The Company was impacted to varying degrees in 16 branches located in the Gulf States. In total the revenue in these 16 branches were down from the comparable periods last year $1.0 million or .5%. Rollins, Inc. expects business to be close to normal service levels in 11 of these branches in the fourth quarter. However, it will be some time before Orkin, Inc.'s three branches in New Orleans and the branches in Gulfport, Mississippi and Lake Charles, Louisiana., return to the full service levels experienced prior to the hurricanes. These branches were impacted varying degrees but experienced revenue decreases from 45% to 87%.

Rollins, Inc.'s commercial pest control which contributed almost 40% of the Company's revenue grew at 5.7%, with both Western Pest Services and PCO Orkin Canada contributing greatly. The Company's residential pest control which is also almost 40% of our revenue along with our Termite business which represents roughly 20%, both grew by a little over 1.0%.

Gross margin for the quarter was 49.2% versus 48.5% last year. The improved margins continue to be mainly attributable to continued reductions in our Material and Supply cost, which has been favorably impacted by the Company's Univar national distribution agreement. This margin improvement was partially offset by an increase in our insurance, claims and litigation expense. The number of the Company's new termite claims and general litigation continues to decline and the backlog of open claims is at its lowest number in the recent history of the company. Also affecting margins this quarter was fleet expenses. While the Company has fewer vehicles, driving fewer miles than last year, the Company could not overcome the 31% increase in the average gas price per gallon, and total fleet expenses rose $600k, or 7.9%.

Depreciation and amortization totaled $5.8 million for the 3rd quarter depreciation of $2.9 million and amortization of intangibles at $2.9 million . The amortization represents a significant non-cash charge to the Statement of Income. In 2005 total amortization of intangibles expense will be approximately $12.3 million, versus $10.9 million in 2004. Based upon our fully diluted shares outstanding as of September 30, 2005, it will represent a charge of almost 18 cents pre-tax, and 11 cents after tax to GAAP EPS this year.

Tax provision for the quarter remained at 40.5%.


Rollins, Inc.'s balance sheet remains strong with cash and cash equivalents of $79.5 million as of September 30, 2005. Rollins, Inc.'s strong balance sheet and cash, positions the Company to take advantage of any future acquisitions that meet the Company's requirements. Subsequent to quarter end Rollins, Inc. closed on the IFC acquisition that was all cash deal that cost approximately $24.3 million including the assumption of debt.

On April 27, 2005, Rollins, Inc. announced that the Company's Board of Directors had authorized the purchase of an additional 4 million shares of the Company's stock. During the third quarter, Rollins, Inc. repurchased 536,597 shares.

Results of Operations
                                                                     % Better/                                      % Better/
                                                                     (Worse) as                                    (Worse) as
                                                                    Compared to                                    Compared to
                                                                        Same                                           Same
                                           Three months ended        Quarter in         Nine months ended           Quarter in
                                             September 30,           Prior Year            September 30,            Prior Year
(in thousands)                             2005           2004                         2005             2004
Revenues                              $      209,346  $    203,925       2.7   %   $      607,587   $     567,066        7.1  %
Costs:
  Cost of Services Provided                  106,398       105,035      (1.3)             315,630         295,585       (6.8)
  Depreciation and Amortization                5,800         6,249       7.2               17,808          16,670       (5.4)
  Sales, General and Administrative           72,258        70,080      (3.1)             203,835         193,411       (5.4)
  Gain on Sale of Assets                         ---          (315)   (100.0)                (544)        (14,457)     (96.2)
  Pension Curtailment                            ---           ---       ---               (4,176)            ---      100.0
  Interest Income                               (489)          (68)      N/M               (1,305)           (265)       N/M
                                      ------------------------------------------------------------------------------------------
Income Before Income Taxes                    25,379        22,944      10.6               76,339          76,122        0.3
Provision for Income Taxes                    10,279         9,311     (10.4)              30,918          31,732        2.6
                                      ------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
Change in Accounting Principle                15,100        13,633      10.8               45,421          44,390        2.3
Cumulative Effect of Change in
Accounting Principle                             ---           ---       ---                  ---          (6,204)     100.0
                                      ------------------------------------------------------------------------------------------
Net Income                            $       15,100  $     13,633      10.8   %   $       45,421   $      38,186       18.9  %
                                      ==========================================================================================

Revenues for the quarter ended September 30, 2005 increased to $209.3 million, an increase of $5.4 million or 2.7%. For the third quarter of 2005 the primary revenue drivers were Orkin Canada, which contributed $16.1 million for an increase of $2.4 million, Western, which contributed $19.1 million for an increase of $1.2 million, as well as Orkin's pest control business, which increased $1.6 million while growing 1.2%. Every-other-month service, the Company's primary residential pest control service offering, continues to grow in importance, comprising 59.5% of new residential pest control sales for the third quarter of 2005 compared to 57.9% in the third quarter 2004. The Company's foreign operations accounted for less than 8% of total revenues during the third quarter 2005 compared to less than 7% of the total during the third quarter 2004.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as, described in Note 1 to the Company's financial statements above. The Company's revenues as a historical matter tend to peak during the second and third quarters, as evidenced by the following chart.


                                    Total Net Revenues
                    -------------------------------------
(in thousands)          2005         2004         2003
First Quarter       $  183,915   $  160,416*   $ 155,122
Second Quarter         214,326      202,725*     185,105
Third Quarter          209,346      203,925*     178,262
Fourth Quarter             N/A      183,818      158,524
---------------------------------------------------------

     * Restated for change in accounting principle.


Cost of Services Provided for the third quarter ended September 30, 2005 increased $1.4 million or 1.3%, compared to the quarter ended September 30, 2004, although the expense expressed as a percentage of revenues decreased by
0.7 percentage points, representing 50.8% of revenues for the third quarter 2005 compared to 51.5% of revenues in the prior year's third quarter. Cost of Services Provided as a percentage of revenues decreased primarily due to lower personnel related costs, and from employee productivity improvements at Orkin. These were partially offset by higher service salaries and insurance and claims due to higher insurance premiums. Management believes that it is addressing the cause of the insurance increases.

Sales, General and Administrative for the quarter ended September 30, 2005 increased $2.2 million or 3.1% as compared to the third quarter 2004. As a percentage of revenues, Sales General and Administrative remained flat with an increase of only 0.1 percentage point or 0.3%, representing 34.5% of total revenues compared to 34.4% for the prior year quarter. The increase in Sales, General and Administrative as a percentage of revenue was mainly attributable to higher administrative salaries and advertising costs. The costs were partially offset by the lower personnel related costs.

Depreciation and Amortization expenses for the third quarter ended September 30, 2005 decreased by $0.4 million or 7.2% to $5.8 million versus the prior year quarter. The decrease was due in part to the revaluation of intangible assets acquired in the Western Pest acquisition. As part of the Western acquisition, $55.2 million of finite-lived intangible assets, principally customer contracts, were acquired. They will be amortized over periods principally ranging from 8 to
12.5 years.

Income Taxes. The Company's tax provision of $10.3 million for the third quarter ended September 30, 2005 reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 40.5% for the third quarter ended September 30, 2005 and 40.6% for the third quarter ended September 30, 2004.

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

Goodwill and Other Intangible Assets - On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed its annual impairment analyses as of September 30, 2005. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

Federal Income Tax Audit - The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material effect on the results of operations, cash flows or financial position

Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year that begins after September 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the second period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on Rollins' consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources

Cash and Cash Flow

                                                         Nine months ended
                                                            September 30,
                                                      --------------------------
(in thousands)                                          2005            2004
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities             $ 68,685         $ 59,980
Net Cash Provided By/(Used) in Investing Activities    (19,269)         (72,783)
Net Cash Used in Financing Activities                  (27,409)          (5,777)
Effect of Exchange Rate on Cash                            745              (66)
                                                      --------------------------
Net Increase/(Decrease) in Cash and Cash Equivalents  $ 22,752         $(18,646)
--------------------------------------------------------------------------------

The Company believes its current cash and cash equivalents balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future and the acquisition of other select pest control businesses. The Company's operating activities generated net cash of $68.7 million for the nine months ended September 30, 2005, compared with cash provided by operating activities of $60.0 million for the same period in 2004.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company's active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company's common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program.

The Company invested approximately $17.0 million in capital expenditures during the first nine months ended September 30, 2005, compared to $6.7 million during the same period in 2004, and expects to invest between $4.0 million and $5.0 million for the remainder of 2005. Capital expenditures for the first nine months consisted primarily of building purchases and the purchase of equipment replacements and upgrades and improvements to the Company's management information systems. During the first nine months, the Company made acquisitions totaling $3.0 million, compared to $103.4 million during the same period in 2004 when the Company purchased Western Pest. Acquisitions for the first nine months of 2005 were funded by cash on hand. A total of $10.3 million was paid in cash dividends ($0.15 per share) during the first nine months of 2005, compared to $8.2 million or $0.12 per share during the same period in 2004. The Company repurchased 1,204,295 shares of Common Stock in the first nine months of 2005 and there remain 3,713,231 shares authorized to be repurchased. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of September 30, 2005 or October 15, 2005. The Company maintains approximately $34.5 million in Letters of Credit, which reduced its borrowing capacity under the credit facilities. These Letters of Credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

On April 28, 2004, the Company entered into a $15.0 million senior unsecured revolving credit facility. The entire amount of the credit facility was used to fund a portion of the Western Industries, Inc. acquisition that the Company closed on April 30, 2004. The Company repaid the full amount of the credit facility in May 2004.

On April 28, 2004, the Company sold real estate in Okeechobee County, Florida to LOR, Inc., a company controlled by R. Randall Rollins, Chairman of the Board of Rollins, Inc. and Gary W. Rollins, Chief Executive Officer, President and Chief Operating Officer of Rollins, Inc. for $16.6 million in cash. The sale resulted in a net gain after tax of $8.1 million or $0.11 per share since the real estate had appreciated over approximately 30 years it had been owned by the Company. The real estate was under a lease agreement with annual rentals of $131,939 that would have expired September 30, 2007. On May 28, 2004, the Company sold real estate in Sussex County, Delaware to LOR, Inc. for $111,000 in cash. The sale resulted in an immaterial net gain after tax. The Board of Directors, at its quarterly meeting on January 27, 2004, approved the formation of a committee (the "Committee") made up of Messrs. Bill J. Dismuke and James B. Williams, who are independent directors, to evaluate the transactions. In addition, the Company on October 22, 2004 purchased real estate located at 2158 Piedmont Road, N.E., Atlanta, Georgia 30324, adjacent to the Company's headquarters, from LOR, Inc. for $4.6 million. The Committee was furnished with full disclosure of the transactions, including independent appraisals, and determined that the terms of the transactions were reasonable and fair to the Company. The Company sold an additional piece of real estate in Sussex County, Delaware to LOR, Inc. or an entity wholly owned by LOR, Inc. for $10.6 million in cash. The transaction took place on December 29, 2004 and resulted in a $6.3 million gain, net of costs and after taxes.

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

Prior to the acquisition, Western Pest Services was recognized as a premier pest control business and ranked as the 8th largest company in the industry. Based in Parsippany, NJ, the Company provides pest elimination and prevention to homes and businesses to over 130,000 customers from New York to Virginia with additional operations in Georgia and Florida. Western is primarily a commercial pest control service company and its existing businesses complement most of the services that Orkin offers, in an area of the country in which Orkin has not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for the period beginning May 1, 2004 through September 30, 2005.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material effect on the results of operations, cash flows or financial position

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren and Petsch cases and the Garrett arbitration. For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I above.


Impact of Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding future contributions of Western; expected contributions of the commercial business segment; the expected effects of the IFC acquisition; the success of the pilot program using hand-held computers and software; the outcome of litigation arising in the ordinary course of business and the outcome of other litigation, as discussed in the Contingencies section, on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2005 capital expenditures; the impact of recent accounting pronouncements; the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2005, the Company maintained an investment portfolio (included in Cash and Cash Equivalents) subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of September 30, 2005, this risk was not significant in the first nine months of 2005 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations going forward. There have been no material changes to the Company's market risk exposure since the end of fiscal year 2004.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, Management's quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2005, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

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

Item 1. Legal Proceedings.

     See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                                                      Total Number of        Maximum Number of
                                                                                     Shares Purchased         Shares that May
                                             Total Number                               as Part of           Yet Be Purchased
                                               of Shares         Average Price      Publicly Announced           Under the
              Period                         Purchased (1)      Paid per Share      Repurchase Plan(2)      Repurchase Plan(2)
              --------------------------    ----------------    ----------------    --------------------    --------------------
              July 1 to 30, 2005                     10,546             $ 21.36                     ---               4,249,828
              August 1 to 31, 2005                  240,489             $ 19.63                 238,780               4,011,048
              September 1 to 30, 2005               310,003             $ 19.48                 297,817               3,713,231
                                            ----------------                        --------------------
              Total                                 561,038             $ 19.58                 536,597               3,713,231
                                            ================                        ====================

               (1) Includes repurchases in connection with exercise of employee stock options in the following amounts: July 2005: 10,546; August 2005: 1,709; September 2005: 12,186.

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

     None

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

                    (C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994.

               (ii) Amended and Restated By-laws of Rollins, Inc.,  incorporated herein by reference to Exhibit (3) (iii) as filed with the registrant's Form 10-Q for the quarterly period ended September 30, 2004.

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

                                  ROLLINS, INC.

                                  (Registrant)


Date:  October 28, 2005        By:  /s/Gary W. Rollins
                                    --------------------------------------------
                                    Gary W. Rollins
                                    Chief Executive Officer, President
                                    and Chief Operating Officer
                                    (Member of the Board of Directors)
                                    (Principal Executive Officer)


Date:  October 28, 2005        By:  /s/Harry J. Cynkus
                                    --------------------------------------------
                                    Harry J. Cynkus
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)