Form 10-K
period 2005-12-31
ROLLINS INC
filed 2006-03-06
CIK 84839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 1-4422

ROLLINS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2170 Piedmont Road, N.E., Atlanta, Georgia	30324
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (404) 888-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $1 Par Value	The New York Stock Exchange The Pacific Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2005 was $569,476,582 based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 68,588,566 shares of Common Stock outstanding as of February 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2005
Table of Contents

PART I

Item 1. Business

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

Orkin, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers in the United States, Canada, Mexico and Panama, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin® and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the country. The PCO Services brand name provides similar brand recognition throughout Canada. The Company is the largest pest control provider in Canada.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada and Mexico, are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 36 and 37. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Orkin's "every other month" (EOM) service continues to attract new customers, and we expect this business will likewise increase in popularity during 2006. Currently, approximately 61% of Orkin's existing residential customers are utilizing our EOM service and approximately 86% of our new residential customers have opted for this service.

Orkin's Gold Medal Protection program in the United States, introduced in 2003, continues to attract new customers. This custom-designed pest control service is targeted to specific high-end commercial customers primarily in the food manufacturing and processing industry. The program provides a comprehensive reporting system that meets federal and state regulatory requirements. When a customer buys the Gold Medal program they are engaging Orkin's quality assurance people, including professional entomologists, sanitarians, food safety experts and commercial and industry specialists, to meet the client's expectations. The pest control assurance program is improving its service being provided to commercial customers and building stronger relationships. The Company is also improving our handheld computer capabilities to support these customers. The program also guarantees free re-treatment if the customer is not satisfied and Orkin commits to paying any regulatory penalties as a result of a shortfall in our service. This was the first pest control program of its kind in North America to receive ISO 9002 certification.

Orkin's website (www.orkin.com) provides important online services while gaining recognition for the Orkin brand. The Internet has presented excellent opportunities for generating future growth for our company, and we are taking advantage of it. In 2005, the Company received over 98,000 website leads compared to 46,000 website leads in 2004. Our "interactive capability" means that customers can schedule their service online or ask a technical question – any time of the day or night. On average, Orkin.com received approximately 46,000 visitors per month by year-end.

Acquisitions

On October 1, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of the Industrial Fumigant Company ("IFC") for $23.5 million in cash. The Company's consolidated statements of income include the results of operations of IFC for all periods after October 1, 2005.

On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"), and the Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Western was engaged in the business of providing pest control services and the Company has continued this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain non-competition agreements was approximately $110.2 million, including approximately $8.4 million of assumed liabilities.

Prior to the acquisition, Western was recognized as a premier pest control business and ranked as the eighth largest company in the industry. Western was primarily a commercial pest control service company and its businesses complemented most of the services that Orkin offers, in an area of the country in which Orkin had not been particularly strong, the Northeast. The Company's consolidated statements of income include the results of operations of Western for all periods after April 30, 2004.

Training and Media Center

The Company continues to benefit from Orkin's state of the art Training and Media Center located in Atlanta, Georgia. This center is not only used in training for the Company's employees, but as a resource by various regulatory agencies and industry organizations. During the Company's second quarter of 2005, the Insecticide-Rodenticide Product Labeling Branch of the U.S. Environmental Protection Agency spent a day at the facility where members of the Company's staff participated with the Agency in their meeting with leading state industry regulators and the National Pest Management Association. Following their visit, all participants were very complimentary of the Company's facility and appreciative of the opportunity to use it. The Company is already seeing many opportunities of multi-functional consensus building as a result of the Training Center.

This past year alone, over 500 employees took advantage of educational opportunities in our award-winning national Training Center in Atlanta. In this 13,000-square-foot facility, commercial technicians and branch managers benefited from industry-specific training in simulated business settings such as a commercial kitchen, hospital room, hotel room, cafeteria and bakery, or other business settings like a pharmacy, restaurant, supermarket, warehouse, and food processing plant. These commercial replications not only promote custom, unique training but also ensure that our commercial technicians understand how best to provide Integrated Pest Management (IPM) application to accounts as they learn how to perform pest prevention techniques along with conventional pest treatments.

Earlier this year, the Company announced its investment in a company wide satellite training delivery system, which will enable employees to receive training at a faster rate, reduce training costs over the next several years and provide more consistent training products. The majority of the equipment for production and broadcast of the Company's satellite training programs has been installed and the communication channels for the broadcast programs to remote sites have been successfully tested at this time. The Company expects the complete installation of satellite equipment in by the end of the year. Rollins is the first company to install a new satellite technology known as Interactive Video-On-Demand (IVOD). This capability is included in the satellite receiver that is being installed at each of the Company's branches. In addition to broadcasting live programs, the receiver has the ability to provide stored programming (such as Interactive Distributed Learning or Employee Communications) to Rollins' associates at any time (24 X 7). After the live session has been broadcast, other viewers can interact with the system later as if they were attending the live session. The functionality is similar to TiVo, but has the added capability of capturing interactive responses. Examples of how the system can be used: associates can complete tests of their knowledge of what has been presented; respond to multiple choice questions; etc. The receiver also contains 120 Gigabytes of storage (up to 80 hours of video programming) and has technologies that we can activate later that will allow us to deliver our satellite signal to any computer with a monitor on our IT network.

Coupled with the Company's emphasis on virtual training, the Company continues to recognize the importance of on-the-job and hands-on training experiences for our employees. This year, we announced plans to open a new Orkin Training Center on the West Coast, one that will duplicate, on a smaller scale, our highly successful residential and commercial Training Center in Atlanta. Located in Riverside, California, the new center will house sales and service training facilities, meeting rooms, a division office, and three regional offices. Construction is scheduled to begin in the spring of 2006.

Centers for Disease Control and Prevention

In 2005, Orkin collaborated with the prestigious Centers for Disease Control and Prevention on many important projects, including education initiatives that review health risks associated with rodents, mosquitoes, ticks, fleas, and other household pests. This collaboration included implementing a survey on the most dangerous pests in North America and developing a Most Dangerous Pests brochure – an educational piece designed to promote knowledge and communication about pests and personal health. The CDC is also providing ongoing reviews of Orkin's training materials, focusing on how pest control services are a vital part of public health. In April 2005, the collaboration between these two experts quickly became more hands-on when the CDC and Orkin worked together to solve a brown dog tick infestation problem in a community in northern Arizona. The infestation had already caused the deaths of three children in the community when the CDC asked Orkin for treatment advice and assistance. With the help of several additional government agencies and suppliers, the CDC and Orkin representatives responded and successfully serviced almost 400 homes in the area, resulting in a true in-the-field working partnership for the protection of human lives.

The Company completed a public opinion survey with the CDC that was directed to get feedback on important questions regarding the public's concern over pest-related diseases. More than 1,500 individuals participated in the survey, in which 7 out of 10 Americans (70%) expressed some level of concern over the health ramifications of pests, with more than half stating that they needed more pest-related information.

Rollins looks forward to Orkin's ongoing work with the CDC and to providing the American public with more vitally important information regarding diseases carried by rodents and pests, while at the same time using this information to further enhance the knowledge and training of Orkin's technicians

Community Service

In 2005, the Company continued its very valued and extremely rewarding three-year association with the National Science Teachers' Association, fulfilling requests for more than 600 in-school presentations about insects and their role in our ecosystem. It was a once-in-a-lifetime opportunity when Orkin was contacted by the staff of the award-winning ABC-TV hit series, "Extreme Makeover: Home Edition," to build a family home in Arizona in February 2005. Orkin donated time and services to provide a pest control package, including termite pre-treatment, as well as indoor and outdoor scorpion exclusion. After the initial demolition of the old home, Orkin's team of experts from the Southwest Region worked around the clock for five days until the keys to the brand new pretreated and pest-free home were handed over to the family.

The Company and the Rollins family continue to work nationally in other ways to promote Orkin and pest control awareness and professionalism. Recently, the O. Wayne Rollins Foundation pledged $150,000 to the University of Florida's Institute of Food and Agricultural Sciences to help establish the Orkin Termite Training Facility at the Mid-Florida Research and Education Center located in Apopka, Florida.

When Hurricanes Katrina and Rita hit our branches and our customers throughout Alabama, Louisiana, the Mississippi Delta, and Texas, Orkin quickly accounted for all impacted employees and their immediate families. The Company promptly organized and sent much needed supplies to New Orleans, Louisiana and Mobile, Alabama for distribution to Orkin families, and helped coordinate support services for those who had been displaced. The Orkin website posted important information for employees and customers alike, including the status of individual area branch locations. The third important step was the creation of the Rollins/Orkin Employee Relief Fund for families hardest hit by the storm. Orkin's partnership with the CDC proved extremely valuable during the crisis, as the CDC worked with Orkin to disseminate information about pest-born diseases after flooding. Additionally, the Orkin Task Force arranged for our medical services vendor to provide free inoculations at the Mobile, Alabama medical units in the area to help our employees guard against diseases.

Industry Recognition

Rollins takes great pleasure in the recognition that both individuals and companies within Rollins receive. Earlier this month, the Company's wholly owned subsidiary, Orkin/PCO Service Corporation, was named one of the 11 Best Employers for Canadians over age 50. CARP, Canada's largest advocacy group for Canadians over 50, sponsored the competition. Additionally, Pest Control Magazine inducted Paul Hardy, Orkin's Termite Technical Director as a member of the Industries Hall of Fame at its national conference in Nashville. Tom Walters, Rollins, Inc.'s Vice President and General Manager of Western Pest Services, was named by Pest Control Technology magazine's winner of the 2005 Leadership Award and Glen Rollins, Orkin, Inc.'s President, was honored as Professional of the Year at the same National meeting.

Once again, the Company's industry-leading training efforts received national recognition. In March, Orkin's Training Department was recognized by Training Magazine as part of its prestigious Top 100 list of U.S. companies for the third year in a row. Orkin ranked 57th, our highest ranking yet but one that leaves plenty of room to advance to the top.

Common Stock Repurchase Program

In April 2005, The Company announced that as a result of having only 276,000 shares left under the Company's stock buyback program, the Company's Board of Directors authorized the purchase of an additional 4.0 million shares of our common stock. Under the Company's buy back program, on January 3, 2006, The Company announced that share repurchases for the fourth quarter of 2005 totaling 447,907 shares of its $1 par value common stock at a weighted average price of $19.36 per share. Total share repurchases for 2005 totaled 1,652,202, adjusted for the 3-for-2 stock split effective March 10, 2005, at a weighted average price of $18.30 per share. In total 3,265,324 additional shares may be purchased under previously approved programs by the Board of Directors. The program does not have an expiration date.

Backlog

The dollar amount of service contracts and backlog orders as of the end of the Company's 2005 and 2004 calendar years was $81.2 million and $81.2 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

Orkin Franchise

The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 57 Company franchises at the end of 2005 compared to 49 at the end of 2004.

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

	Total Net Revenues
(in thousands)	2005	2004		2003

First Quarter	$183,915	$160,416	*	$155,122
Second Quarter	214,326	202,725	*	185,105
Third Quarter	209,346	203,925	*	178,262
Fourth Quarter	194,830	183,818		158,524

Year ended December 31,	$802,417	$750,884		$677,013

    *
    Restated for change in accounting principle.

Inventories

The Company has relationships with multiple vendors for pest and termite control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

In early August 2004, the Company signed an agreement with Univar USA under which Univar provides warehouse, logistical and delivery services for Orkin's branches throughout the United States. This arrangement enables the Company to concentrate on its core pest and termite control business. It has expedited the delivery of products to all branches, and has resulted in improved service support while lowering branch inventories and freight costs.

As part of the agreement with Univar, Univar also acquired certain assets of Dettelbach Pesticide Corp, a wholly owned subsidiary of Orkin. Dettelbach, a southeastern pest control materials distributor, offered insecticides, termiticides, and equipment to pest control professionals and previously contributed approximately $3.0 million in annual revenue to the Company.

Competition

The Company believes that Rollins, through Orkin, Western Pest Services, and Industrial Fumigant Company, competes favorably with competitors as one of the world's largest pest and termite control companies. The Company's competitors include Terminix and Ecolab.

The principal methods of competition in the Company's pest and termite control business are quality of service and guarantees, including the money-back guarantee on pest and termite control, and the termite re-treatment and damage repair guarantee to qualified homeowners.

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

Some of the more recent studies that have been conducted on behalf of the Company include studies on fly pathogens, ant pathogens, and other pests found in the food-processing environment by the University of Florida. The Company maintains a close relationship with several universities for research and validation of treatment procedures and material selection. During 2005, the Company entered into an exclusive license agreement for a termite detection device with Louisiana State University.

The Company also conducts tests of new products with the specific manufacturers of such products. The Company also works closely with industry consultants and suppliers to improve service and establish new and innovative methods and procedures.

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

Food Quality Protection Act of 1996 ("FQPA")

The FQPA governs the manufacture, labeling, handling and use of pesticides and does not have a direct impact on how the Company conducts its business.

Environmental Remediation

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, is the primary Federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. Responsibilities governed by this statute include the management of hazardous substances, reporting releases of hazardous substances, and establishing the necessary contracts and agreements to conduct cleanup. Customarily, the parties involved will work with the EPA and under the direction of the responsible state agency to agree and implement a plan for site remediation. Consistent with the Company's responsibilities under these regulations, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes. As these situations arise, the Company accrues management's best estimate of future costs for these activities. Based on management's current estimates of these costs, management does not believe these costs are material to the Company's financial condition or operating results.

Employees

The number of persons employed by the Company as of February 28, 2006 was approximately 8,000 compared to 7,795 at December 31, 2004. This increase in the number of employees was due to the addition of approximately 120 employees from the Industrial Fumigant Company acquisition.

Recent Developments

On February 15, 2006, the Company released its financial results announcing net income for the year ended December 31, 2005, of $54.3 million, or $0.78 per diluted share. On February 17, 2006, subsequent to the release of its unaudited financial statements the Company learned that the 11th Circuit Court of Appeals ruled against Orkin, Inc., its wholly owned subsidiary, in the appeal of the Collier Black arbitration decision against Orkin in 2003. In its ruling, the Court reinstated a previously-dismissed punitive damages award, affirmed the award of compensatory damages and attorney's fees and costs, and remanded to the district court to award post-judgment interest. As a result the Company's net income for the year ended December 31, 2005 has been revised to $52.8 million, or $0.76 per diluted share.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A.    Risk Factors

We may not be able to compete in the competitive and technical pest control industry in the future.

We operate in a highly competitive industry. Our revenues and earnings may be affected by the following factors: changes in competitive prices, weather related issues, general economic issues and governmental regulation. We compete with other large pest control companies, as well as numerous smaller pest control companies for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

We may not be able to identify, complete or successfully integrate acquisitions.

Acquisitions have been and will continue to be an important element of our business strategy. We cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We cannot assure that we will be able to integrate successfully the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

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

In the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.; and Cynthia Garrett v. Orkin, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. This includes Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. In Butland, the Court issued a ruling certifying this as a class action, but Orkin has appealed this ruling to the Florida Second District Court of Appeals. The cases originate in Georgia and Florida. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

The Company's Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In the Company's Management

The Company has elected the "Controlled Company" exemption under rule 303A of the New York Stock Exchange ("NYSE") Company Guide. The Company is a "Controlled Company" because a group that includes the Company's Chairman of the Board, R. Randall Rollins, his brother, Gary W. Rollins, who is the President, Chief Executive Officer and Chief Operating Officer, also a director of the Company, certain companies under their control, and the nephew of R. Randall Rollins and son of Gary W. Rollins, Glen W. Rollins, who is the Vice President of Rollins, Inc., controls in excess of fifty percent of the Company's voting power. As a "Controlled Company," the Company need not comply with certain NYSE rules.

Rollins, Inc.'s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 58 percent of the Company's outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

Item 1.B.    Unresolved Staff Comments

None

Item 2.    Properties.

The Company's administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases several branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company. The Company acquired and now owns 15 new branch locations as part of the Western acquisition, as well as 13 that are leased.

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

Orkin is involved in certain environmental matters primarily arising in the normal course of business. An administrative proceeding filed against Orkin in March 2001 by the New York Department of Environmental Conservation, relating to reporting errors in Orkin's Annual Report to the Department, was resolved. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	74	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	61	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Michael W. Knottek (3)	61	Senior Vice President and Secretary	4/23/2002
Harry J. Cynkus (4)	56	Chief Financial Officer and Treasurer	5/28/1998
Glen W. Rollins (5)	39	Vice President	4/23/2002

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

(4)
Harry J. Cynkus joined the Company in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President – Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President – Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President – Finance of Initial USA, a division of an international support services company. Mr. Cynkus is a Certified Public Accountant.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2005 and 2004 (all prices were adjusted for the stock split effective March 10, 2005) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2005	High	Low		2004	High	Low

First Quarter	$18.98	$15.86	$0.050	First Quarter	$17.67	$14.83	$0.040
Second Quarter	20.77	17.91	0.050	Second Quarter	18.07	14.07	0.040
Third Quarter	22.08	18.82	0.050	Third Quarter	16.66	14.56	0.040
Fourth Quarter	21.42	18.30	0.050	Fourth Quarter	18.30	15.96	0.040

The number of stockholders of record as of February 20, 2006 was 1,398.

The Board of Directors, at its quarterly meeting on January 24, 2006, authorized a 25% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.0625 per share will be payable March 10, 2006 to stockholders of record at the close of business February 10, 2006. The Company's new annual dividend rate is $0.25 per share as adjusted for the stock split.

Issuer Purchases Of Equity Securities

In April 2005, the Company announced that in addition to the 276,216 Shares still available for repurchase under the Company's existing plan, the Company's Board of Directors authorized the purchase of an additional 4.0 million shares of our common stock. On January 3, 2006, the Company announced that share repurchases for the fourth quarter of totaled 447,907 shares of common stock at a weighted average price of $19.36 per share. Share repurchases for 2005 totaled 1,652,202, adjusted for the 3-for-2 stock split effective March 10, 2005, at a weighted average price of $18.30 per share. In total, 3,265,324 additional shares may be purchased under previously approved programs by the Board of Directors. The program does not have an expiration date. The following table summarizes the Company's share repurchases during the Company's fourth quarter of 2005:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans (2)

October 1 to 31, 2005	226,689	$19.45	220,046	3,493,185
November 1 to 30, 2005	254,058	$19.36	221,659	3,271,526
December 1 to 31, 2005	9,498	$19.96	6,202	3,265,324

Total	490,245	$19.41	447,907	3,265,324

(1)
Includes repurchases in connection with exercise of employee stock options in the following amounts: October 2005: 6,644; November 2005: 32,399; December 2005: 3,297.

(2)
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

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been restated for 2003, 2002 and 2001 for the three-for-two stock split effective March 10, 2003 for all shares held on February 10, 2003 and all shares have been restated for the three-for-two stock split effective March 10, 2005.

	Years Ended December 31,
(in thousands except per share data)	2005	2004	2003	2002	2001

OPERATIONS SUMMARY
Revenues	$802,417	$750,884	$677,013	$665,425	$649,925
Income Before Income Taxes	87,955	98,712	60,030	43,726	27,326
Income before cumulative effect of a change in accounting principle	52,773	58,259	35,761	27,110	16,942
Cumulative effect on prior years of changing to different revenue and cost recognition method	—	(6,204)	—	—	—

Net Income	$52,773	$52,055	$35,761	$27,110	$16,942

Income Per Share – Basic:
Income before change in accounting principle	$0.78	$0.85	$0.53	$0.40	$0.25
Cumulative effect of change in accounting principle	—	(0.09)	—	—	—

Net Income	$0.78	$0.76	$0.53	$0.40	$0.25

Income Per Share – Diluted:
Income before change in accounting principle	$0.76	$0.83	$0.51	$0.40	$0.25
Cumulative effect of change in accounting principle	—	(0.09)	—	—	—

Net Income	$0.76	$0.74	$0.51	$0.40	$0.25

Dividends paid per share	$0.20	$0.16	$0.13	$0.09	$0.09

Pro forma amounts assuming the new accounting method is applied retroactively
Net Income	$52,773	$58,259	$38,019	*	*
Income Per Share – Basic:	$0.78	$0.85	$0.56	*	*
Income Per Share – Diluted:	$0.76	$0.83	$0.55	*	*

*The pro forma amounts for periods prior to 2003 are not determinable, as the newly adopted accounting method requires discrete information on claims outstanding and certain other post-contract liabilities that is not available.

FINANCIAL POSITION

	At December 31,
(in thousands)	2005	2004	2003	2002	2001

Total assets	$439,637	$418,780	$349,904	$318,338	$296,559
Non-current capital lease obligations	560	—	—	—	—
Long-term Debt	456	1,700	1,734	2,913	4,895
Stockholders' equity	$176,951	$167,549	$138,774	$90,690	$85,498
Number of shares outstanding at year-end	68,011	68,504	67,735	67,199	67,658

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2005	2004	2003	2005	2004

Revenues	$802,417	$750,884	$677,013	6.9%	10.9%
Cost of services provided	421,983	395,334	362,422	(6.7)	(9.1)
Depreciation and amortization	24,280	23,034	20,179	(5.4)	(14.1)
Sales, general and administrative	274,940	258,893	236,514	(6.2)	(9.5)
(Gain) on sales of assets	(982)	(24,716)	(1,700)	(96.0)	N/M
Pension Curtailment	(4,176)	—	—	100.0	N/M
Interest income	(1,583)	(373)	(432)	324.4	(13.7)

Income before income taxes	87,955	98,712	60,030	(10.9)	64.4
Provision for income taxes	35,182	40,453	24,269	13.0	(66.7)
Cumulative effect of a change in accounting principle	—	(6,204)	—	N/M	N/M

Net income	$52,773	$52,055	$35,761	1.4%	45.6%

General Operating Comments

The Company's addition of Western Pest Services in April 2004 and the addition of the Industrial Fumigant Company in October 2005, along with continued emphasis on customer retention and building recurring revenues, was the primary driver of revenue growth of 6.9% for the year ended December 31, 2005 as compared to the prior year periods, despite severe weather from four hurricanes in Florida and other parts of the country in 2005.

Rollins, Inc.
Revenue Reconciliation
Revenue Excluding Western Pest Services and Rollins Supply, Dettelbach
and The Industrial Fumigant Company

	Twelve Months Ended December 31,
			$Better/ (Worse)	%Better/ (Worse)
	2005	2004

Total Net Revenues	$802,417	$750,884	$51,533	6.9%
Less:
Western Pest Services	77,842	49,150	28,692

Revenue Excluding Western Pest Services	$724,575	$701,734	$22,841	3.3%
Less:
The Industrial Fumigant Company	6,275	—	6,275

Revenue Excluding Western Pest Services and the Industrial Fumigant Company	$718,300	$701,734	$16,566	2.4%
Less:
Rollins Supply and Dettelbach	106	2,000	(1,894)

Revenue Excluding Western Pest Services, the Industrial Fumigant Company and Rollins Supply and Dettelbach	$718,194	$699,734	$18,460	2.6%

The non-GAAP financial measures in the tables above are provided to assist in the reader's understanding of the comparability of the Company's operations for 2005 and 2004. The Company believes that revenue excluding Western Pest Services, the Industrial Fumigant Company and Rollins Supply and Dettelbach, a non-GAAP financial measure, is a useful basis to compare the Company's results, as it shows the Company's growth in revenue without acquisitions and dispositions (see "revenue excluding Western Pest Services, the Industrial Fumigant Company and Rollins Supply and Dettelbach "in the previous table). The previous presentation reconciles reported revenues (U.S. GAAP amounts) to revenue excluding Western Pest Services, the Industrial Fumigant Company and Rollins Supply and Dettelbach for the years ended December 31, 2005 and 2004. The pro forma information should not be construed as an alternative to reported results under U.S. GAAP.

The financial results for the twelve months ended December 31, 2005 were positively impacted by the continued benefit of our every-other-month residential pest control service, which was 85.7% of all new residential sales in the fourth quarter 2005 compared to 80.8% of all new residential sales in the fourth quarter 2004, Gold Medal premium commercial pest control services, and termite directed liquid and baiting treatment.

For the year ended December 31, 2005, the Company had income before the pension curtailment, change in accounting principle and gains on sales of assets of $49.7 million compared to $43.7 million in 2004, which represents an 13.7% increase. In addition to the revenue increase of 6.9%, the Company's margin remained flat at 52.6% in Cost of Services Provided and decreased by 0.2 percentage points in Sales, General and Administrative Expenses, expressed as a percentage of revenues.

Reconciliation
Adjusted Income and Adjusted Earnings Per Share, Excluding Pension Curtailment, Gain on Sale of Assets and Cumulative Effect of Change in Accounting Principle

	Twelve Months Ended December 31,
			%Better/ (Worse)	$Better/ (Worse)
	2004	2005

Net Income	$52,773	$52,055	$718	1.4
Less:
Pension Curtailment	4,176	—	4,176
Gain on Sales of Assets	982	24,716	(23,734)
Cumulative Effect of Accounting Principle	—	(6,204)	6,204
Provision for Income Taxes	(2,063)	(10,134)	8,071

Adjusted Income, Excluding Pension Curtailment, Gain on Sales of Assets and Cumulative Effect of Change in Accounting Principle	$49,678	$43,677	$6,001	13.7

Earnings Per Share – Diluted	0.76	0.74	0.02	2.7
Less:
Pension Curtailment	0.06	—	0.06
Gain on Sales of Assets	0.01	0.35	(0.34)
Cumulative Effect of Accounting Principle	—	(0.09)	0.09
Provision for Income Taxes	(0.03)	(0.14)	0.11

Adjusted Earnings Per Share – Diluted, Excluding Pension Curtailment, Gain on Sales of Assets and Cumulative Effect of Change in Accounting Principle	$0.72	$0.62	$0.10	16.1

Average Shares Outstanding – Diluted	69,772	70,167	(395)

The non-GAAP financial measures in the tables above are provided to assist in the reader's understanding of the comparability of the Company's operations for 2005 and 2004. The Company believes that adjusted income excluding pension curtailment, gain on sales of assets and cumulative effect of change in accounting principle and adjusted earnings per share – diluted, excluding pension curtailment, gain on sales of assets and cumulative effect of change in accounting principle, all non-GAAP financial measures, are a useful basis to compare the Company's results, as it shows the Company's growth in income without unusual items (see "adjusted income, excluding pension curtailment, gain on sales of assets and cumulative effect of change in accounting principle" and "adjusted earnings per share – diluted, excluding pension curtailment, gain on sales of assets and cumulative effect of change in accounting principle" in previous table). The presentation above reconciles reported net income and earnings per share – diluted (U.S. GAAP amounts) to adjusted income excluding pension curtailment, gain on sales of assets and cumulative effect of change in accounting principle and adjusted earnings per share – diluted, excluding pension curtailment, gain on sale of assets and cumulative effect of change in accounting principle, all non-GAAP financial measures for the years ended December 31, 2005 and 2004. The pro forma information should not be construed as an alternative to reported results under U.S. GAAP.

For the year ended December 31, 2005, the Company's depreciation and amortization totaled $24.3 million comprised of $11.5 million of depreciation and $12.8 million of amortization of intangibles. The amortization represents a significant non-cash charge to the Statement of Income. For the year ended December 31, 2005, total amortization of intangibles expense was $12.8 million, versus $10.9 million in 2004. Based upon our fully diluted shares outstanding as of December 31, 2005, it represented a charge of $.18 pre-tax for the year ended December 31, 2005 and $.16 after tax for the year ended December 31, 2004. It represented a charge of $.11 after tax to GAAP earnings per share for the year ended December 31, 2005 and $.09 after tax to GAAP earnings per share for the year ended December 31, 2004.

For the year ended December 31, 2005, the Company's cash, short-term investments declined by $13.7 million, mainly due to using $23.5 million cash to purchase the Industrial Fumigant Company in October 2005. The Company had total cash and short-term investments of $43.1 million as of December 31, 2005, a 24.1% decrease from December 31, 2004.

The Company began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000 and its second international franchise in Panama in 2003. At December 31, 2005, Orkin had 57 franchises in total as compared to 49 as of December 31, 2004.

Results of Operations—2005 Versus 2004

Revenues for the year ended December 31, 2005 were $802.4 million, an increase of $51.5 million or 6.9% from last year's revenues of $750.9 million. The Company's acquisitions of Western Pest Services, in April 2004, and the Industrial Fumigant Company in October 2005, increased revenue by $35.0 million for the year. The Company's historical business excluding Western Pest Services, the acquisition of the Industrial Fumigant Company and the sale of Dettelbach was $718.2 million for the year, an $18.5 million increase or 2.6% compared to 2004.

The Company's commercial revenue grew 13.8%, due primarily to the acquisitions of Western Pest Services and the Industrial Fumigant Company, better customer retention in Orkin's U.S. operations, and strong growth in its Canadian business operations. Residential pest control revenues rose by 1.2% in 2005, due to an increased number of leads received, better average selling prices, continued improvements in customer retention, and successful price increase campaigns in Orkin's operations. Every-other-month service, the Company's primary residential pest control service offering, now comprises almost 61% of our residential pest control customer base at December 31, 2005.

The Company's foreign operations accounted for approximately 7.1% of total revenues for the year ended December 31, 2005 as compared to 6.5% in 2004.

Cost of Services Provided for the year ended December 31, 2005 increased $26.6 million or 6.7%, although the expense margin expressed as a percentage of revenues remained flat, representing 52.6% of revenues for both the year ended December 31, 2005 and the prior year. The dollar increase was mainly due to the additions of Western Pest Services and the Industrial Fumigant Company, which accounted for $18.4 million of the total, as well as increases in service salaries, insurance & claims, and fleet expenses due to higher fuel costs. Service technician productivity and average pay continued to improve, which leads to better employee retention and, in management's opinion, improved customer retention.

Sales, General and Administrative for the year ended December 31, 2005 increased $16.0 million or 6.2% while improving as a percentage of revenues by 0.2 percentage points, or 34.3% of total revenues compared to 34.5% for the prior year. The dollar increase for the year was primarily a result of the acquisitions of Western Pest Services and the Industrial Fumigant Company, as well as increases in administrative salaries, legal expenses, fleet costs, travel, advertising and promotions and other expenses.

Depreciation and Amortization expenses for the year ended December 31, 2005 were $24.3 million or 5.4% higher than the prior year. The increase was due to an additional $6.9 million of depreciation and amortization expense resulting from the acquisition of Western Pest Services and the Industrial Fumigant Company, while depreciation decreased in other areas as assets continue to become fully depreciated and amortized at a faster rate than new capital expenditures. The Company had approximately $25.5 million in capital expenditures during the year ended December 31, 2005 compared to $14.2 million in 2004.

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

Interest income for the year ended December 31, 2005 was $1.6 million, an increase of $1.2 million compared to the year ended December 31, 2004 due to higher invested assets with a higher return on the Company's investments.

The Company's effective tax rate was 40.0% in 2005 compared to 41.0% in 2004. The effective tax rate was 40.5% for the first three quarters of 2005 and 36.7% for the fourth quarter of 2005 and in 2004 were as follows: 40.5% for the first quarter; 42.7% for the second quarter; 40.5% for the third quarter; and 38.7% for the fourth quarter.

Results of Operations—2004 Versus 2003

Revenues for the year ended December 31, 2004 were $750.9 million, an increase of $73.9 million or 10.9% from last year's revenues of $677.0 million. The Company's acquisition of Western Pest Services increased Revenue by $49.0 million for the year. The Company's historical business prior to the acquisition of Western Pest was $701.4 million for the year, a $23.4 million increase or 3.5% compared to 2003. The Company's historical business information is included for core business comparisons to the prior year. The Company's commercial revenue growth increased 18%, due primarily to the acquisition of Western Pest Services, better customer retention in Orkin's U.S. operations, and strong growth in its Canadian business operations. The Company's commercial pest control division continued to receive favorable reaction to the rollout of its premium Gold Medal service, which specifically targets food processing and manufacturing companies. Residential pest control revenues rose by 9.4% in 2004, helped by the Western acquisition as well growth in the customer base, 4.8% growth in units sold, better average selling prices, continued improvements in customer retention, and successful price increase campaigns in Orkin's operations. Every-

other-month service, our primary residential pest control service offering, continues to grow in importance, comprising over 60% of our residential pest control customer base at December 31, 2004.

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

Critical Accounting Policies

The Company views critical accounting policies to be those policies that are very important to the portrayal of our financial condition and results of operations, and that require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid and baiting program, more effective termiticides, and expanding training.

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

Revenue Recognition—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Stock-Based Compensation—In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R – Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We will adopt FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.01 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Liquidity and Capital Resources

Cash and Cash Flow

	Years ended December 31,
(in thousands)	2005	2004	2003

Net cash provided by operating activities	$77,389	$71,927	$60,319
Net cash used in investing activities	(52,026)	(64,702)	(32,306)
Net cash used in financing activities	(40,149)	(12,436)	(7,306)
Effect of exchange rate changes on cash	1,114	2,408	518

Net increase/(decrease) in cash and short-term investments	$(13,672)	$(2,803)	$21,225

The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $70.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $77.4 million for the year ended December 31, 2005, compared with cash provided by operating activities of $71.9 million in 2004 and $60.3 million in 2003.

The Company invested approximately $25.5 million in capital expenditures during the year ended December 31, 2005. Capital expenditures for the year consisted primarily of the reinvestment of $10.3 million in cash from a fourth quarter 2004 gain on sale of land by purchasing 12 properties through 1031 tax-free exchanges as well as equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $12.0 million and $15.0 million in 2006 in capital expenditures. During the year, the Company made several acquisitions totaling $27.2 million compared to $98.1 million during 2004. The acquisitions were funded fully with cash from operations in 2005 and primarily with cash from operations and a $15 million loan taken for the Western Pest acquisition in 2004. The $15 million loan for the Western acquisition was paid within the same month from cash provided from operations. The Company continues to seek new acquisitions and will also give consideration to any attractive acquisition opportunities presented. A total of $13.7 million was paid in cash dividends ($0.05 per share a quarter) during the year ended December 31, 2005, compared to $10.9 million or $0.04 per share a quarter during 2004. The Company repurchased 1,652,202 shares of Common Stock, adjusted for the 3-for-2 stock split effective March 10, 2005, in 2005 and there remain 3,265,324 shares authorized to be repurchased under prior Board authorization. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of December 31, 2005 or February 15, 2006. The Company maintains approximately $40.2 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action status. Orkin has appealed this ruling to the Florida Second District Court of Appeals. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Warren, Petsch, and Garrett cases. For further discussion, see Note 7 to the accompanying financial statements.

The Company made a contribution of $5.0 million to its defined benefit retirement plan (the "Plan") during 2005 as a result of the Plan's funding status. The Company believes that it will make contributions in the amount of approximately $5.0 million in 2006. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Contractual Obligations

The impact that the Company's contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt	$338	$233	$65	$40	$—
Non-cancelable operating leases	67,341	20,864	25,475	11,366	9,636
Capital leases	1,385	825	560	—	—
Acquisitions notes payable	1,344	993	147	36	168

Total (1)	$70,408	$22,915	$26,247	$11,442	$9,804

(1)
Minimum pension funding requirements are not included as such amounts have not been determined. The Company estimates that it will contribute approximately $5.0 million to the plan in fiscal 2006.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R – Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We will adopt FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.01 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, future contributions of Western, expected contributions of the commercial business segment, and the outcome of litigation arising in the ordinary course of business and the outcome of other litigation, as discussed in the Legal Proceedings section and elsewhere, on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources to fund operations and obligations; the Company's projected 2006 capital expenditures; the impact of recent accounting pronouncements; and the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

As of December 31, 2005, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facility. Due to the absence of such borrowings as of December 31, 2005, this risk was not significant in 2005 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $40.2 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2005	2004

ASSETS
Cash and cash equivalents	$43,065	$56,737
Trade receivables, short-term, net of allowance for doubtful accounts of $4,534 and $4,032, respectively	47,705	45,469
Materials and supplies	9,082	8,876
Deferred income taxes	27,510	28,355
Prepaid income taxes	3,036	—
Other current assets	7,286	7,368

Total Current Assets	137,684	146,805
Equipment and property, net	65,932	49,163
Goodwill	133,743	120,769
Customer contracts and other intangible assets, net	71,841	74,701
Deferred income taxes	15,946	13,328
Trade receivables, long-term, net of allowance for doubtful accounts of $1,081 and $1,076, respectively	9,368	9,755
Other assets	5,123	4,259

Total Assets	$439,637	$418,780

LIABILITIES
Accounts payable	$17,204	$15,438
Accrued insurance	17,605	14,963
Accrued compensation and related liabilities	41,822	38,453
Unearned revenue	81,207	81,195
Accrual for termite contracts	10,476	11,992
Other current liabilities	21,746	25,939
Capital leases	825	—

Total current liabilities	190,885	187,980
Capital leases, less current portion	560	—
Accrued insurance, less current portion	18,996	22,667
Accrual for termite contracts, less current portion	12,724	13,319
Accrued pension	20,651	10,579
Long-term accrued liabilities	18,870	16,686

Total Liabilities	262,686	251,231
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $1 per share; 99,500,000 shares authorized; 70,079,254 and 69,060,293 shares issued, respectively	70,079	69,060
Treasury stock, par value $1 per share; 2,068,240 shares at December 31, 2005 and 556,000 shares at December 31, 2004	(2,068)	(556)
Additional paid-in capital	14,464	10,659
Accumulated other comprehensive loss	(23,264)	(16,066)
Unearned compensation	(5,881)	(3,475)
Retained earnings	123,621	107,927

Total Stockholders' Equity	176,951	167,549

Total Liabilities and Stockholders' Equity	$439,637	$418,780

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2005	2004	2003

REVENUES
Customer services	$802,417	$750,884	$677,013

COSTS AND EXPENSES
Cost of services provided	421,983	395,334	362,422
Depreciation and amortization	24,280	23,034	20,179
Sales, general and administrative	274,940	258,893	236,514
Gain on sales of assets	(982)	(24,716)	(1,700)
Pension curtailment	(4,176)	—	—
Interest income	(1,583)	(373)	(432)

	714,462	652,172	616,983

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE	87,955	98,712	60,030

PROVISION FOR INCOME TAXES
Current	31,529	27,375	13,864
Deferred	3,653	13,078	10,405

	35,182	40,453	24,269

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	52,773	58,259	35,761
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $4,017	—	(6,204)	—

NET INCOME	$52,773	$52,055	$35,761

INCOME PER SHARE – BASIC
Income before cumulative effect of change in accounting principle	0.78	0.85	0.53
Cumulative effect of change in accounting principle	—	(0.09)	—

Net Income per share – basic	$0.78	$0.76	$0.53

INCOME PER SHARE – DILUTED
Income before cumulative effect of change in accounting principle	0.76	0.83	0.51
Cumulative effect of change in accounting principle	—	(0.09)	—

Net Income per share – diluted	$0.76	$0.74	$0.51

Weighted average shares outstanding – basic	67,898	68,321	67,604
Weighted average shares outstanding – diluted	69,772	70,167	69,309
DIVIDENDS PAID PER SHARE	$0.20	$0.16	$0.13
PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING METHOD IS APPLIED RETROACTIVELY
NET INCOME	$52,773	$58,259	$38,019
INCOME PER SHARE – BASIC	$0.78	$0.85	$0.56
INCOME PER SHARE – DILUTED	$0.76	$0.83	$0.55

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock		Treasury			Treasury Paid- In-Capital		Accumulated Other Comprehensive Income (Loss)
					Paid- In-Capital		Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings
(In thousands)	Shares	Amount	Stock	Amount							Total

Balance at December 31, 2002	67,779	$67,779	(580)	$(580)	$299	$—	$—	$(16,947)	$(278)	$40,417	$90,690

Net Income							35,761			35,761	35,761
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							16,182				16,182
Foreign Currency Translation Adjustments							518				518
Unrealized Loss on Investments							(67)				(67)

Other Comprehensive Income							16,633	16,633

Comprehensive Income							$52,394

Cash Dividends										(9,010)	(9,010)
Issuance of 401(k) Company Match	—	—	72	72		2,087			—		2,159
Three-for-Two Stock Split	24	24	(99)	(99)					—	75	—
Three-for-Two Stock Split – 2005	192	192	(14)	(14)					—	(178)
Unearned Compensation	—	—	—	—					171	—	171
Other	361	361			2,022					(13)	2,370

Balance at December 31, 2003	68,356	$68,356	(621)	$(621)	$2,321	$2,087	$—	$(314)	$(107)	$67,052	$138,774

Net Income							52,055			52,055	52,055
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(18,355)				(18,355)
Foreign Currency Translation Adjustments (1)							2,408				2,408
NSO Stock Options							131				131
Realized Loss on Investments							64				64

Other Comprehensive Income							(15,752)	(15,752)

Comprehensive Income							$36,303

Cash Dividends										(10,924)	(10,924)
Common Stock Purchased			(38)	(38)		(899)			—		(937)
Issuance of 401(k) Company Match	—	—	83	83		2,052			—		2,135
Three-for-Two Stock Split – 2005	234	234	22	22					—	(256)	—
Unearned Compensation	152	152	—	—	3,701				(3,368)	—	485
Other	318	318	(2)	(2)	1,397				—	—	1,713

Balance at December 31, 2004	69,060	$69,060	(556)	$(556)	$7,419	$3,240	$—	$(16,066)	$(3,475)	$107,927	$167,549

Net Income							52,773			52,773	52,773
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(8,181)				(8,181)
Foreign Currency Translation Adjustments							1,114				1,114
NSO Stock Options							(131)				(131)

Other Comprehensive Income							(7,198)	(7,198)

Comprehensive Income							$45,575

Cash Dividends										(13,714)	(13,714)
Common Stock Purchased (2)	—	—	(1,438)	(1,438)		(5,349)			—	(23,446)	(30,233)
Issuance of 401(k) Company Match	—	—	90	90		2,109			—		2,199
Three-for-Two Stock Split – 2005	68	68	(164)	(164)	10				—	86	—
Unearned Compensation	146	146	—	—	3,490				(2,406)	(5)	1,225
Common Stock Options Exercised	805	805	—	—	2,523				—		3,328
Non-Qualified Stock Options	—	—	—	—	1,022				—	—	1,022

Balance at December 31, 2005	70,079	$70,079	(2,068)	$(2,068)	$14,464	$—	$—	$(23,264)	$(5,881)	$123,621	$176,951

(1)    Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.

(2)    $23,446,000 charge to Retained Earnings is from purchases of the Company's Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net Income	$52,773	$52,055	$35,761
Adjustments to reconcile net income to net cash
Provided by operating activities:
Change in accounting principle, net	—	6,204	—
Depreciation and amortization	24,280	23,034	20,179
Pension curtailment	(4,176)	—	—
Provision for deferred income taxes	3,653	13,078	10,405
Gain on sales of assets	(982)	(24,716)	(1,700)
Other, net	426	1,938	654
(Increase)/decrease in assets
Trade receivables	4,266	(6,088)	339
Materials and supplies	2,385	2,645	878
Other current assets	671	482	2,056
Other non-current assets	353	(304)	(199)
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	(2,491)	14,959	9,776
Unearned revenue	13	5,582	2,959
Accrued insurance	(1,029)	(3,703)	(2,889)
Accrual for termite contracts	(2,111)	(5,046)	(2,573)
Long-term accrued liabilities	(642)	(8,193)	(15,327)

Net cash provided by operating activities	77,389	71,927	60,319

INVESTING ACTIVITIES
Purchase of equipment and property	(25,541)	(14,204)	(10,597)
Acquisitions/dispositions of companies, net	(27,239)	(98,090)	(1,543)
Sales/(purchases) of marketable securities, net	—	21,866	(21,866)
Proceeds from sales of assets	754	25,726	1,700

Net cash used in investing activities	(52,026)	(64,702)	(32,306)

FINANCING ACTIVITIES
Dividends	(13,714)	(10,924)	(9,010)
Common stock purchased	(30,308)	(937)	—
Common stock options exercised	3,315	2,015	—
Other	558	(2,590)	1,704

Net cash used in financing activities	(40,149)	(12,436)	(7,306)

Effect of exchange rate changes on cash	1,114	2,408	518

Net increase/(decrease) in cash and cash equivalents	(13,672)	(2,803)	21,225
Cash and cash equivalents at beginning of year	56,737	59,540	38,315

Cash and cash equivalents at end of year	$43,065	$56,737	$59,540

Supplemental disclosure of cash flow information
Cash paid for interest	$162	$257	$349
Cash paid for income taxes	$30,084	$29,011	$20,213

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income (loss) were $(13.8) million, $(32.1) million and $26.1 million in 2005, 2004 and 2003, respectively.

Significant Acquisition—The Company purchased all of the assets and assumed certain liabilities of Western Pest Services ("Western"). The fair values of Western's assets and liabilities at the date of acquisition are presented below:

Real Estate	$11,170
Customer Contracts	49,300
Trade Name	5,700
Patents	130
Non Compete Agreement	400
Goodwill	35,106

101,806
Net Liabilities Assumed	8,357

Net Purchase Price	$110,163

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004, and 2003, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

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

On October 1, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of the Industrial Fumigant Company ("IFC"), and the Company's consolidated financial statements include the operating results of IFC from the date of the acquisition.

The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation—The Company's policy is to consolidate all subsidiaries, investees or other entities where it has voting control, is subject to a majority of the risk of loss or is entitled to receive a majority of residual returns. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other entities that require consolidation.

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

Revenues—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectibility of accounts receivable.

Advertising—Advertising expenses are charged to expense during the year in which they are incurred. The total advertising costs were approximately $35.3 million, $33.4 million and $31.9 million in 2005, 2004 and 2003, respectively.

Cash and Short-Term Investments—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments are stated at cost, which approximates fair market value. As of December 31, 2005 and 2004, cash held in foreign bank accounts amounted to approximately $6.2 million and $3.8 million, respectively.

Marketable Securities—From time to time, the Company maintains investments held by several large, well-capitalized financial institutions. The Company's investment policy does not allow investment in any securities rated less than "investment grade" by national rating services. The Company's marketable securities generally consist of United States government, corporate and municipal debt securities.

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

Income Taxes—The Company provides for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized.

Equipment and Property—Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $11.5 million in 2005, $12.1 million in 2004 and $13.3 million in 2003, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid and baiting program, more effective termiticides and expanded training.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Treasury Shares—The Company records treasury stock repurchases at par value and records the difference between cost and par value as a reduction of treasury stock additional paid-in-capital and retained earnings. During 2005, 1,652,202 shares were repurchased for $30.2 million. During 2004, 57,000 shares were repurchased for $0.9 million.

Earnings Per Share—In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS for all years has been restated for the stock split effective March 10, 2005 and March of 2003. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Years ended December 31,
(in thousands, except per share data)	2005	2004	2003

Basic and diluted earnings available to stockholders (numerator):	$52,773	$52,055	$35,761
Shares (denominator):
Weighted-average shares outstanding – Basic	67,898	68,321	67,604
Effect of dilutive securities:
Employee Stock Options	1,874	1,846	1,705

Weighted-average shares outstanding – Diluted	69,772	70,167	69,309
Per share amounts:
Basic income per common share	$0.78	$0.76	$0.53
Diluted income per common share	$0.76	$0.74	$0.51

Translation of Foreign Currencies—Assets and liabilities reported in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are included in the earnings of the current period.

Stock-Based Compensation—The Company will adopt FAS 123R as of January 1, 2006. Through December 31, 2005, the Company has followed APB 25 to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant. The Company applied FAS 123 for disclosure purposes only, and recognized compensation expense on a straight-line basis over the vesting period of the award.

The following proforma net income and earnings per share (or "EPS") were determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by FAS 123.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

	Years ended December 31,
(in thousands, except per share data)	2005	2004	2003

Net income, as reported	$52,773	$52,055	$35,761
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(684)	(801)	(1,240)

Pro forma net income	$52,089	$51,254	$34,521

Income per share:
Basic – as reported	$0.78	$0.76	$0.53
Basic – pro forma	$0.77	$0.75	$0.51
Diluted – as reported	$0.76	$0.74	$0.51
Diluted – pro forma	$0.75	$0.73	$0.50

The per-share weighted-average fair value of stock options granted during 2003 was $2.70 on the date of grant. The Company did not grant any stock options during 2005 or 2004. Using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	*	*	3.96%
Expected life, in years	*	*	Range from 4% to 8%
Expected volatility	*	*	10.70%
Expected dividend yield	*	*	1.07%

  *
  The Company did not grant any stock options during 2005 or 2004, therefore no Black-Scholes calculation was necessary.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized loss on marketable securities.

New Accounting Standards—In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R – Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under the employee stock plans. The Company will adopt FAS 123R using the modified prospective basis on January 1, 2006. The Company's adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.01 per share for 2006. However, the Company's estimate of future stock-based compensation expense is affected by the stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of Rollins, Inc.'s stock price and employee stock option exercise behaviors.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

Franchising Program—Orkin had 57 franchises as of December 31, 2005, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.5 million, $5.2 million, and $3.9 million as of December 31, 2005, December 31, 2004, and December 31, 2003, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized an overall gain from the sale of customer contracts of $1.5 million for the twelve months ended December 31, 2005 compared to $1.7 million for the twelve months ended December 31, 2004 and $2.2 million for the twelve months ended December 31, 2003, and these amounts are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.0 million, $1.6 million, and $1.4 million at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $2.0 million for the twelve months ended December 31, 2005 compared to $1.7 million for the twelve months ended December 31, 2004 and $1.4 million for the twelve months ended December 31, 2003. The Company's maximum exposure to loss relating to the franchises aggregated $3.5 million, $3.6 million, and $2.5 million at December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

Fair Value of Financial Instruments—The Company's financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Reclassifications—Certain amounts for previous years have been reclassified to conform to the 2005 consolidated financial statement presentation.

Three-for-Two Stock Split—The Board of Directors, at its quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record at February 10, 2005. Accordingly, the par value for additional shares issued will be adjusted to common stock, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this split.

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

Cumulative Effect of Change in Accounting Principle—Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted a new accounting method under which the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred and no longer accrued. For noticed claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The newly adopted accounting principle eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Due to this change, the Company recorded a cumulative effect adjustment of $6.2 million (net of income taxes) during the fourth quarter of 2004.

2.     TRADE RECEIVABLES

Trade receivables, net, at December 31, 2005, totaling $57.1 million and at December 31, 2004, totaling $55.2 million, are net of allowances for doubtful accounts of $5.6 million and $5.1 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $9.4 million and $9.8 million at the end of 2005 and 2004, respectively. Trade receivables also include notes receivable due from franchises, which amounted to $5.5 million and $5.2 million as of December 31, 2005 and 2004, respectively. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. The Allowance For Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to company policies that are specific to pest control, commercial and termite accounts. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. Receivables due from related parties were approximately $82,000 as of December 31, 2005, and approximately $46,000 as of December 31, 2004.

3.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2005	2004

Buildings	$25,788	$17,479
Operating Equipment	49,301	41,425
Furniture and Fixtures	6,945	6,027
Computer Equipment and Systems	31,591	29,543

	113,625	94,474
Less – Accumulated Depreciation	68,801	60,767

	44,824	33,707
Land	21,108	15,456

Net property, plant and equipment	$65,932	$49,163

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangibles consist primarily of goodwill and customer contracts and also include trademarks and non-compete agreements, all related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $133.7 million as of December 31, 2005 and $120.8 million as of December 31, 2004. Goodwill arising from acquisitions prior to November 1970 has never been amortized for financial statement purposes, since, in the opinion of management, there has been no decrease in the value of the acquired businesses.

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

	December 31,
(in thousands)	2005	2004

Customer contracts and non-competes	$118,746	$109,103
Less: Accumulated amortization	(46,905)	(34,402)

Customer contracts and non-competes, net	$71,841	$74,701

Total intangible amortization expense was approximately $12.8 million in 2005, $10.9 million in 2004 and $6.9 million in 2003. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(in thousands)

2006	$13,439
2007	$11,748
2008	$11,132
2009	$9,952
2010	$7,408

5.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2005	2004	2003

Current:
Federal	$26,973	$22,704	$10,238
State	2,998	3,109	2,188
Foreign	1,558	1,562	1,438
Deferred:
Federal	1,146	10,459	9,955
State	2,239	3,026	607
Foreign	268	(407)	(157)

Total income tax provision	$35,182	$40,453	$24,269

The primary factors causing income tax expense to be different than the federal statutory rate for 2005, 2004 and 2003 are as follows:

	December 31,
(in thousands)	2005	2004	2003

Income taxes at statutory rate	$30,784	$34,548	$21,010
State income tax expense (net of federal benefit)	3,404	3,986	1,817
Foreign tax expense	800	726	1,200
Other	194	1,193	242

Total income tax provision	$35,182	$40,453	$24,269

The Provision for Income Taxes resulted in an effective tax rate of 40.0% on Income Before Income Taxes for the year ended December 31, 2005. For 2004 the effective tax rate was 41.0% and for 2003 the effective tax rate was 40.4%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2005, 2004 and 2003, the Company paid income taxes of $30.1 million, $29.0 million and $20.2 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,
(in thousands)	2005	2004

Deferred tax assets:
Termite Accrual	$7,963	$8,867
Insurance and Contingencies	18,900	18,096
Unearned Revenue	12,760	11,181
Compensation and Benefits	2,798	3,149
Net Pension Liability	8,116	4,158
State Operating Loss Carryforwards	10,017	12,048
Other	4,148	3,300
Valuation Allowance	(6,279)	(6,287)

Total Deferred Tax Assets	58,423	54,512
Deferred tax liabilities:
Prepaid Pension	—	—
Depreciation and Amortization	(12,143)	(11,219)
Foreign Currency Translation	(1,516)	(1,407)
Other	(1,307)	(203)

Total Deferred Tax Liabilities	(14,966)	(12,829)

Net deferred tax asset	$43,457	$41,683

Analysis of the valuation allowance

	December 31,
(in thousands)	2005	2004

Valuation allowance at beginning of year	$6,287	$5,224
Increase (decrease) in valuation allowance	(8)	1,063

Valuation allowance at end of year	$6,279	$6,287

As of December 31, 2005, the Company has net operating loss carryforwards for state income tax purposes of approximately $249 million, which will be available to offset future state taxable income. If not used, these carryforwards will expire between 2008 and 2023. The state net operating losses and the valuation allowance are presented on a gross basis for 2005 and 2004. Management believes that it is more likely than not that approximately $161 million of these net operating losses will not be utilized before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance decreased by $8 due to the use of state net operating losses against taxable income.

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

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31,
(in thousands)	2005	2004	2003

Beginning balance	$25,311	$43,873	$46,446
Effect of change in accounting principle	—	(15,309)	—
Western Pest Services opening entry	—	372	—
Current year provision	16,679	13,433	21,600
Settlements, claims, and expenditures	(18,790)	(17,058)	(24,173)

Ending balance	$23,200	$25,311	$43,873

7.     COMMITMENTS AND CONTINGENCIES

The Company leases vehicles and equipment under operating and capital leases which are accounted for accordingly. The capital leases contractually expire at various dates through 2008. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2005.

Following is a summary of property held under capital leases:

(in thousands)	2005	2004

Vehicles	$2,234	$—
Accumulated Depreciation	(871)	—

Total property held under capital leases	$1,363	$—

The remainder of the leases, are accounted for as operating leases expiring at various dates through 2017. Rental expense under operating lease obligations was $31.5 million, $30.3 million and $28 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2006	$20,864	$825
2007	16,014	455
2008	9,461	105
2009	6,420	—
2010	4,946	—
Thereafter	9,636	—

Total minimum obligation	$67,341	$1,385
Interest component of obligation	—	(22)

Present value of minimum obligation	$67,341	$1,363

Total rental expense under operating and capital leases charged to operations was $31.5 million, $30.3 million, and $28.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company maintains credit facilities with two banks that allow it to borrow up to $70.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate

(LIBOR) under which $40.2 million in Letters of Credit were outstanding at December 31, 2005. No borrowings were outstanding under this credit facility as of December 31, 2005, 2004 or 2003.

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

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations. Consistent with the Company's responsibilities under these regulations, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes. As these situations arise, the Company accrues management's best estimate of future costs for these activities. Based on management's current estimates of these costs, management does not believe these costs are material to the Company's financial condition or operating results.

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

The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of December 31:

	December 31,
(in thousands)	2005	2004

CHANGE IN BENEFIT OBLIGATION
Obligation at Beginning of Year	$148,921	$127,832
Service Cost	2,794	5,186
Interest Cost	8,367	8,298
Curtailment	(15,251)	—
Actuarial Loss	12,855	12,056
Benefits Paid	(4,659)	(4,451)

Obligation at End of Year	153,027	148,921
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	123,712	115,762
Actual Return on Plan Assets	8,323	9,400
Employer Contribution	5,000	3,000
Benefits Paid	(4,659)	(4,450)

Fair Value of Plan Assets at End of Year	132,376	123,712

Funded Status	(20,651)	(25,209)
Unrecognized Net Actuarial Loss	45,957	51,364
Unrecognized Prior Service Benefit	—	(4,610)

Net Amount Recognized	$25,306	$21,545

    Amounts Recognized in the Statements of Financial Condition Consist of:

	December 31,
(in thousands)	2005	2004

Prepaid costs	$25,306	$21,545
Minimum pension liability	(45,957)	(32,124)

Net prepaid (accrued) amount recognized	$(20,651)	$(10,579)

The accumulated benefit obligation for the defined benefit pension plan was $154,291 and $134,291 at December 31, 2005 and 2004, respectively. Rollins, Inc. uses a December 31 measurement date for its Qualified Plan. (Increases) decreases in the minimum pension liability which were (charged, net of tax) credited to other comprehensive income (loss) were ($13.8) million, ($32.1) million and $26.1 million in 2005, 2004 and 2003, respectively.

The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

December 31,	2005	2004

PROJECTED BENEFIT OBLIGATION
Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	3.50%
NET BENEFIT COST
Discount rate	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The components of net periodic benefit cost for the past three years are summarized as follows:

	December 31,
(in thousands)	2005	2004	2003

Service Cost	$2,794	$5,186	$4,682
Interest Cost	8,367	8,298	7,800
Expected Return on Plan Assets	(9,864)	(9,576)	(8,492)
Net Amortizations:
Amortization of Net Loss	4,552	3,379	2,023
Amortization of Net Prior Service Benefit	(434)	(868)	(868)

Net Periodic Benefit Cost	5,415	6,419	5,145
Curtailment	(4,176)	—	—

Net Annual Pension Cost
After Curtailments and Settlements	$1,239	$6,419	$5,145

At December 31, 2005 and 2004, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $13.4 million and $12.0 million at December 31, 2005 and 2004, respectively.

The Plan's weighted average asset allocation at December 31, 2005 and 2004 by asset category, along with the target allocation for 2006, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2006
Asset category		2005	2004

Equity Securities – Rollins stock	9.6%	10.1%	9.7%
Equity Securities – all other	44.2%	43.4%	46.1%
Debt Securities – core fixed income	24.6%	25.8%	26.7%
Tactical-Fund of Equity & Debt Securities	4.9%	2.4%	2.4%
Real Estate	4.9%	4.8%	4.6%
Other	11.8%	13.5%	10.5%

Total	100.0%	100.0%	100.0%

Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $5.0 million to the pension plan in 2006. The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2006	$5,165
2007	5,559
2008	6,059
2009	6,552
2010	4,936
Thereafter	44,090

Total estimated benefits payments	$72,361

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The plan provides for a matching contribution (made in the form of Common Stock of the Company) of fifty cents ($.50) for each one dollar ($1.00) beginning January 1, 2005 and thirty cents ($.30) for each one dollar ($1.00) prior to January 1, 2005 of a participant's contributions to the plan that do not exceed 6 percent of his or her annual compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $4.2 million in 2005, $2.7 million in 2004 and $2.3 million in 2003. At December 31, 2005, 2004 and 2003 approximately, 28.4%, 27.2% and 25.4%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the plan were approximately $240,000 in 2005, $248,000 in 2004 and $265,000 in 2003.

The Company has one Employee Stock Incentive Plan, adopted in April 1998 (the "1998 Plan") as a supplement to the 1994 Plan, which expired in 2004. An aggregate of 4.1 million shares of Common Stock may be granted under various stock incentive programs pursuant to this plan, at a price not less than the market value of the underlying stock on the date of grant. Options may be issued under the 1998 Plan through April 2008. The majority of options expire ten years from the date of grant, if not exercised, and vest 20% each year over 5 years.

Options are also outstanding under prior Employee Stock Incentive Plan (the "1994 Plan"). Under this plan, 4.5 million shares of Common Stock were subject to options granted during the ten-year period ended January 2004. The options under the plan was granted at the fair market value of the shares on the date of grant and expire ten years from the date of grant, if not exercised. No additional options will be granted under the 1994 Plan.

Stock option and restricted shares transactions during the last three years for the 1984, 1994 and 1998 plans are summarized as follows:

	December 31,
	2005	2004	2003

Number of Restricted Shares Under Stock Options:
Outstanding at Beginning of Year	4,023,235	4,756,010	4,991,825
Granted	225,000	228,000	675,000
Exercised	(1,173,702)	(749,360)	(480,708)
Cancelled	(58,495)	(164,515)	(430,107)
Expired	—	(46,900)	—

Outstanding at End of Year	3,016,038	4,023,235	4,756,010
Exercisable at End of Year	1,667,239	2,303,184	2,391,933
Weighted-Average Exercise Price:
Granted	$ — (2)	$ — (1)	$ 12.43
Exercised	8.24	8.27	7.61
Cancelled	11.51	10.21	8.71
Expired	—	12.61	—
Outstanding at End of Year	10.33	9.39	8.87
Exercisable at End of Year	8.80	8.42	8.36

Information with respect to options and restricted shares outstanding at December 31, 2005 is as follows:

Exercise price		Number outstanding	Average remaining contractual life (in years)	Number exercisable

$ 9.28		12,600	0.08	2,700
8.56		48,851	1.08	24,551
8.75		403,916	2.33	403,916
7.25		200,637	3.08	200,637
6.56		49,100	4.08	49,100
8.11		128,939	5.08	78,314
8.51		527,170	6.08	195,070
8.51		558,000	1.08	446,400
9.36		117,000	1.08	93,600
12.43		527,325	7.08	172,951
—	(1)	151,500	8.33	—
—	(1)	72,000	8.33	—
—	(2)	219,000	9.08	—

		3,016,038		1,667,239

(1)
During 2004, the Company granted 156,000 restricted shares of Company common stock, which closed at $17.33 per share on the date of the grant, and 72,000 restricted shares of Company common stock, which closed at $15.95 per share on the date of the grant, to employees. The shares vest over six years, 20% a year, with the first installment vesting on the second anniversary of the grant date.

(2)
During 2005, the Company granted 225,000 restricted shares of Company common stock, which closed at $16.44 per share on the date of the grant, to employees. The shares vest over six years, 20% a year, with the first installment vesting on the second anniversary of the grant date.

Restricted Stock—Rollins has granted employees time lapse restricted stock. Time-lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years and in 2005 issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. Compensation cost on restricted shares is recorded at the fair market value on the date of issuance and amortized ratably over the respective vesting periods. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. During the year ended December 31, 2005, the Company recognized $1.2 million in compensation costs related to restricted stock.

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consists of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Other Unrealized Gain/(Loss)	Total

Balance at December 31, 2002	$(16,182)	$(765)	$—	$(16,947)
Change during 2003:
Before-tax amount	26,079	842	(108)	26,813
Tax benefit (expense)	(9,897)	(324)	41	(10,180)

	16,182	518	(67)	16,633

Balance at December 31, 2003	—	(247)	(67)	(314)

Change during 2004:
Before-tax amount	(32,124)	3,967	109	(28,048)
Tax benefit (expense)	13,769	(1,559)	86	12,296

	(18,355)	2,408	195	(15,752)

Balance at December 31, 2004	(18,355)	2,161	128	(16,066)

Change during 2005:
Before-tax amount	(13,833)	1,114	—	(12,719)
Tax benefit (expense)	5,652	—	(131)	5,521

	(8,181)	1,114	(131)	(7,198)

Balance at December 31, 2005	$(26,536)	$3,275	$(3)	$(23,264)

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

(in thousands except per share data)	First	Second	Third	Fourth

2005
Revenues	$183,915	$214,326	$209,346	$194,830
Gross Profit (Revenues – Cost of Services Provided)	85,277	103,732	102,948	88,477
Net Income	11,596	18,725	15,100	7,352
Income per Share:

Income per Share – Basic	0.17	0.28	0.22	0.11
Income per Share – Diluted	0.17	0.27	0.22	0.10

2004 (a)
Revenues	$160,416	$202,725	$203,925	$183,818
Gross Profit (Revenues – Cost of Services Provided)	75,281	97,309	98,890	84,070
Cumulative Effect of Change in Accounting Principle	(6,204)	—	—	—
Net Income	3,662	20,891	13,633	13,869
Income per Share:

Before cumulative effect of change in accounting principle:
Income per Share – Basic	0.15	0.30	0.20	0.20
Income per Share – Diluted	0.14	0.30	0.19	0.20

After cumulative effect of change in accounting principle:
Income per Share – Basic	0.06	0.30	0.20	0.20
Income per Share – Diluted	0.05	0.30	0.19	0.20

(a)
The quarterly amounts reflect the newly adopted accounting method beginning on January 1, 2004.

12.   STOCK DIVIDEND

The Board of Directors, at its quarterly meeting on January 24, 2006, authorized a 25% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.0625 per share will be payable March 10, 2006 to stockholders of record at the close of business February 10, 2006. The Company's new annual dividend rate is $0.25 per share.

13.   ACQUISITIONS

On October 1, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of the Industrial Fumigant Company ("IFC") for $23.5 million in cash. The Company's consolidated statements of income include the results of operations of IFC for all periods after October 1, 2005. As a result of the acquisition, the Company recorded $11.5 million in goodwill and $7.8 million in identifiable intangibles, primarily customer contracts.

On April 30, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Western Pest Services ("Western"). The Company's consolidated financial statements include the operating results of Western from the date of the acquisition. Neither Western nor its principals had any prior relationship with the Company or its affiliates. Western was engaged in the business of providing pest control and termite services and the Company intends to continue this business. The acquisition was made pursuant to an Asset Purchase Agreement (the "Western Agreement") dated March 8, 2004, between Rollins, Inc. and Western Industries, Inc. and affiliates. The consideration for the assets and certain non-competition agreements (the "Purchase Price") was approximately $110.2 million, including approximately $8.4 million of assumed liabilities. The Purchase Price was funded with cash on hand, the sale of property located in Okeechobee County, Florida and a $15.0 million senior unsecured revolving credit facility.

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

The Company engaged an independent valuation firm to determine the allocation of the Western purchase price. Such valuation resulted in the allocation of $40.8 million to Goodwill and $49.8 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 12.5 years on a straight-lined basis. The total amount of goodwill recorded as a result of the acquisition is expected to be tax deductible over the appropriate periods.

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

Significant Acquisition—The fair values of Western's assets and liabilities at the date of acquisition are presented below:

Real Estate	$11,170
Customer Contracts	49,300
Trade Name	5,700
Patents	130
Non Compete Agreement	400
Goodwill	35,106

101,806
Net Liabilities Assumed	8,357

Net Purchase Price	$110,163

Pro Forma Results (Unaudited)

The pro forma financial information presented below gives effect to the Western acquisition as if it had occurred as of the beginning of fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such year or results, which may be achieved in the future.

	Twelve Months Ended December 31,
	2005	2004

REVENUES
Customer Services	$802,417	$776,872

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	87,955	99,453

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$52,773	$58,718

INCOME PER SHARE – BASIC	$0.78	$0.86

INCOME PER SHARE – DILUTED	$0.76	$0.84

Weighted Average Shares Outstanding – Basic	67,898	68,321
Weighted Average Shares Outstanding – Diluted	69,772	70,167

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on management's evaluation as of December 31, 2005, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 68.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect these controls.

Item 9B. Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 23 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the caption "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information under the captions "Capital Stock", "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Executive Compensation Summary as of February 28, 2005, incorporated herein by reference to Exhibit (10)(e) as filed with its Form 10-Q for the quarter ended March 31, 2005.
(10)(f)
Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit (10)(f) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Form A of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(g) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(h)	Form B of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(h) as filed with its Form 10-Q for the year ended March 31, 2005.
(10)(i)
Summary of Rollins, Inc. Non-Employee Directors Compensation as of February 28, 2005, incorporated herein by reference to Exhibit (10)(i) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.

(10)(o)	Form A of Executive Bonus Plan for Fiscal Year 2006.
(10)(p)	Form B of Executive Bonus Plan for Fiscal Year 2006.
  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2)(i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

(B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit 3(i)(B) filed with the registrant's 10-K filed March 11, 2005.

(C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, incorporated herein by reference to Exhibit (3)(i)(C) filed with the registrant's Form 10-Q filed August 1, 2005.
(ii)	Revised By-laws of Rollins, Inc. dated March 2, 2004, incorporated herein by reference to Exhibit (3)(ii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Executive Compensation Summary as of February 28, 2005, incorporated herein by reference to Exhibit (10)(e) as filed with its Form 10-Q for the quarter ended March 31, 2005.
(10)(f)
Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit (10)(f) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Form A of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(g) as filed with its Form 10-K for the year ended December 31, 2004.

(10)(h)	Form B of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(h) as filed with its Form 10-Q for the year ended March 31, 2005.
(10)(i)
Summary of Rollins, Inc. Non-Employee Directors Compensation as of February 28, 2005, incorporated herein by reference to Exhibit (10)(i) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(j)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2) (ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(k)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(o)	Form A of Executive Bonus Plan for Fiscal Year 2006.
(10)(p)	Form B of Executive Bonus Plan for Fiscal Year 2006.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(23.2)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	March 2, 2006	Date:	March 2, 2006

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director March 2, 2006

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
(Item 15)

Page Number From This Form 10-K
(1) Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2005 and 2004	37
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005	38
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2005	39
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	40
Notes to Consolidated Financial Statements	41 – 60
Report of Grant Thornton LLP Independent Registered Public Accounting Firm on the Consolidated Financial Statements (2005 and 2004)	70
Management's Report on Internal Control Over Financial Reporting	71
Report of Grant Thornton LLP Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting (2005)	72 – 73
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (2003)	74
(2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	67
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2005, 2004 and 2003
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period

Year ended December 31, 2005
Allowance for doubtful accounts	$5,108	$5,796	$(5,289	)(1)	$5,615
Year ended December 31, 2004
Allowance for doubtful accounts	$4,616	$5,552	$(5,060	)(1)	$5,108
Year ended December 31, 2003
Allowance for doubtful accounts	$5,441	$4,822	$(5,647	)(1)	$4,616
(1)
Net deductions represent the write-off of uncollectible receivables, net of recoveries and transfer in of reserves from Superior, Western and IFC acquisitions.

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2)(i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended.*
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

(B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit 3(i)(B) filed with the registrant's 10-K filed March 11, 2005.

(C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, incorporated herein by reference to Exhibit (3)(i)(C) filed with the registrant's Form 10-Q filed August 1, 2005.
(ii)	Revised By-laws of Rollins, Inc. dated March 2, 2004, incorporated herein by reference to Exhibit (3)(ii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Executive Compensation Summary as of February 28, 2005, incorporated herein by reference to Exhibit (10)(e) as filed with its Form 10-Q for the quarter ended March 31, 2005.
(10)(f)
Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit (10)(f) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Form A of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(g) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(h)	Form B of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(h) as filed with its Form 10-Q for the year ended March 31, 2005.
(10)(i)
Summary of Rollins, Inc. Non-Employee Directors Compensation as of February 28, 2005, incorporated herein by reference to Exhibit (10)(i) as filed with its Form 10-K for the year ended December 31, 2004.

(10)(j)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2) (ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(k)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(o)	Form A of Executive Bonus Plan for Fiscal Year 2006.
(10)(p)	Form B of Executive Bonus Plan for Fiscal Year 2006.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(23.2)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II for the years ended December 31, 2005 and 2004, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in Note 1, the Company changed its method of accounting for the revenues and costs associated with conventional termite renewal contracts in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rollins, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2006

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of internal controls over financial reporting, as of December 31, 2005 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2005.

In October 2005, the Company acquired substantially all of the assets and assumed certain liabilities of the Industrial Fumigant Company ("IFC"). This acquired business contributed less than 3.2% of the Company's total revenues for the period from the acquisition date to December 31, 2005 and constituted 6.3% of the Company's total assets as of December 31, 2005. The Company excluded this acquired business from management's evaluation of effectiveness of the Company's internal control over financial reporting, as permitted by SEC guidance.

The independent registered public accounting firm, Grant Thornton, who has audited the consolidated financial statements for the year ended December 31, 2005, included in the 2005 annual report, have also issued their report on management's assessment of the Company's internal control over financial reporting.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer

Atlanta, Georgia
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Rollins, Inc.

We have audited management's assessment included in Management's Report on Internal Control Over Financial Reporting included in Rollins, Inc.'s Form 10K for 2005, that Rollins, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rollins, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005 did not include the internal controls of its wholly-owned subsidiary IFC Company Holdings, Inc. which was acquired in 2005 and constituted 6% of total assets as of December 31, 2005 and 1% of revenues for the year then ended. Refer to the consolidated financial statements for further discussion of this acquisition and its impact on Rollins, Inc.'s consolidated financial statements. Our audit of internal control over financial reporting of Rollins, Inc. did not include an evaluation of the internal control over financial reporting of IFC Company Holdings, Inc.

In our opinion, management's assessment that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also in our opinion, Rollins, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rollins, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Rollins, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Rollins, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we planed and perform the audit to obtain reasonable assurance about whether the financial statements are free if material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Rollins, Inc. and Subsidiaries and their cash flows for year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 15, 2004, except with respect to the first paragraph of Note 12, as to which the date is March 11, 2005

QuickLinks

Rollins, Inc. Form 10-K For the Year Ended December 31, 2005 Table of Contents
PART I
  Item 1. Business
  Item 1.A. Risk Factors
  Item 1.B. Unresolved Staff Comments
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
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
PART IV
  Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 15)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ROLLINS, INC. AND SUBSIDIARIES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO EXHIBITS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM