Form 10-K/A
period 2005-12-31
ROLLINS INC
filed 2006-03-17
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file No. 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2170 Piedmont Road, N.E., Atlanta, Georgia	30324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (404) 888-2000

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	Exchange on which registered
Common Stock, $1 Par Value	The New York Stock Exchange
The Pacific Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐       Accelerated filer     ☒      Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2005 was $569,476,582 based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 68,588,566 shares of Common Stock outstanding as of February 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

EXPLANATORY NOTE:

Rollins, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006 (the “Original Filing”) solely for the purposes of replacing the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (the “Report”) contained at Page 74 of the Original Filing for purposes of correcting typographical errors contained in the Report and correcting a cross-reference to the notes of the Company’s financial statements. The replacement Report is attached to this amendment. As a result of this amendment, the Company is including a re-executed consent of Ernst & Young LLP, independent registered public accounting firm, included at Exhibit 23.2 of the Original Filing. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART IV

Item 15.         Exhibits and Financial Statement Schedules, and Reports on Form 8-K.

(a)                  Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.                          Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of the Original Filing.

2.                          The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of the Original Filing.

3.                          Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

(10) (b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

(10) (c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (e)	Rollins, Inc. Executive Compensation Summary as of February 28, 2005, incorporated herein by reference to Exhibit (10)(e) as filed with its Form 10-Q for the quarter ended March 31, 2005.

(10) (f)

Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit (10)(f) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (g)	Form A of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(g) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (h)	Form B of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(h) as filed with its Form 10-Q for the year ended March 31, 2005.

(10) (i)

Summary of Rollins, Inc. Non-Employee Directors Compensation as of February 28, 2005, incorporated herein by reference to Exhibit (10)(i) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006. +

(10) (m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (n)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated

Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (o)	Form A of Executive Bonus Plan for Fiscal Year 2006. +

(10) (p)	Form B of Executive Bonus Plan for Fiscal Year 2006. +

(b)      Exhibits (inclusive of item 3 above):

(2) (a)

Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

(B)   Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit 3(i)(B) filed with the registrant’s 10-K filed March 11, 2005.

(C)   Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, incorporated herein by reference to Exhibit (3)(i)(C) filed with the registrant’s Form 10-Q filed August 1, 2005.

(ii)	Revised By-laws of Rollins, Inc. dated March 2, 2004, incorporated herein by reference to Exhibit (3) (ii) as filed with its Form 10-Q for the quarterly period ended March 31, 2004.

(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(10) (a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.

(10) (b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.

(10) (c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (e)	Rollins, Inc. Executive Compensation Summary as of February 28, 2005, incorporated herein by reference to Exhibit (10)(e) as filed with its Form 10-Q for the quarter ended March 31, 2005.

(10) (f)

Written Description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit (10)(f) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (g)	Form A of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(g) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (h)	Form B of Executive Bonus Plan for Fiscal Year 2005 incorporated herein by reference to Exhibit (10)(h) as filed with its Form 10-Q for the year ended March 31, 2005.

(10) (i)

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

(10) (k)	Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated
December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006

(10) (m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (n)

Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (o)	Form A of Executive Bonus Plan for Fiscal Year 2006. +

(10) (p)	Form B of Executive Bonus Plan for Fiscal Year 2006. +

(21)	Subsidiaries of Registrant. +

(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. +

(23.2)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. ++

(24)	Powers of Attorney for Directors. +

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*                            Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+                            Previously filed with the Original Filing.

++                     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/Harry J. Cynkus

Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Rollins, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Rollins, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Rollins, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 15, 2004, except with respect to the fourth to the last paragraph of Note 1, as to which the date is March 11, 2005