Form 10-Q
period 2006-03-31
ROLLINS INC
filed 2006-05-02
CIK 84839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Rollins, Inc. had 68,464,235 shares of its $1 par value Common Stock outstanding as of April 14, 2005.



                                 ROLLINS, INC. AND SUBSIDIARIES
                                              INDEX

PART I          FINANCIAL INFORMATION                                                 Page No.
                                                                                    --------------

                Item 1.   Financial Statements                                            3

                          Consolidated Statements of Financial Position as of
                          March 31, 2006 and December 31, 2005                            3

                          Consolidated Statements of Income for the Three Months
                          Ended March 31, 2006 and 2005.                                  4

                          Consolidated Statements of Cash Flows for the Three
                          Months Ended March 31, 2006 and 2005                            5

                          Consolidated Statements of Stockholders Equity                  6

                          Notes to Consolidated Financial Statements                      7

                Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                           15

                Item 3.   Quantitative and Qualitative Disclosures About Market
                          Risk.                                                          20

                Item 4.   Controls and Procedures.                                       21

PART II         OTHER INFORMATION

                Item 1.   Legal Proceedings.                                             21

                Item 2.   Unregistered Sales of Equity Securities and Use of
                          Proceeds.                                                      21

                Item 4.   Submission of Matters to a Vote of Security Holders            21

                Item 6.   Exhibits.                                                      22

Signatures                                                                               23

PART I FINANCIAL INFORMATION

                                              ROLLINS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           (in thousands except per share data)
                                                                                        March 31,          December 31,
                                                                                          2006                 2005
                                                                                    ------------------   ------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                        $          53,229    $          43,065
   Trade receivables, short-term, net of allowance for doubtful accounts
   of $3,093 and $4,534, respectively                                                          45,315               47,705
   Materials and supplies                                                                       8,899                9,082
   Deferred income taxes                                                                       23,904               27,510
   Prepaid Taxes
                                                                                                    -                3,036
   Other current assets                                                                         9,276                6,069
                                                                                    ------------------   ------------------
     Total Current Assets                                                                     140,623              136,467

   Equipment and property, net                                                                 68,314               65,932
   Goodwill                                                                                   133,697              133,743
   Customer contracts and other intangible assets, net                                         73,504               71,841
   Deferred income taxes                                                                       18,149               15,946
   Trade receivables, long-term, net of allowance for doubtful accounts of
   $1,382 and $1,076, respectively                                                              8,669                9,368
   Other assets                                                                                 4,368                5,123
                                                                                    ------------------   ------------------
     Total Assets                                                                   $         447,324    $         438,420
                                                                                    ==================   ==================

LIABILITIES
   Capital leases                                                                   $             797    $             825
   Accounts payable                                                                            18,146               17,204
   Accrued insurance                                                                           16,359               17,605
   Accrued compensation and related liabilities                                                31,562               41,822
   Unearned revenue                                                                            84,020               79,990
   Accrual for termite contracts                                                               10,713               10,476
   Other current liabilities                                                                   31,512               21,746
                                                                                    ------------------   ------------------
     Total current liabilities                                                                193,109              189,668

   Capital leases, less current portion                                                           440                  560
   Accrued insurance, less current portion                                                     21,211               18,996
   Accrual for termite contracts, less current portion                                         11,887               12,724
   Accrued pension                                                                             20,651               20,651
   Long-term accrued liabilities                                                               15,871               18,870
                                                                                    ------------------   ------------------
     Total Liabilities                                                                        263,169              261,469

   Commitments and Contingencies
STOCKHOLDERS' EQUITY
   Common stock, par value $1 per share; 99,500,000 shares authorized;
   70,552,892 and 70,079,254 shares issued, respectively                                       70,553               70,079
   Treasury stock, par value $1 per share; 2,102,860 shares
   and 2,068,240 shares, respectively                                                          (2,103)              (2,068)
   Additional paid-in capital                                                                   9,033               14,464
   Accumulated other comprehensive loss                                                       (23,346)             (23,264)
   Unearned Compensation                                                                           -                (5,881)
   Retained earnings                                                                          130,018              123,621
                                                                                    ------------------   ------------------
     Total Stockholders' Equity                                                               184,155              176,951
                                                                                    ------------------   ------------------
     Total Liabilities and Stockholders' Equity                                     $         447,324    $         438,420
                                                                                    ==================   ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                                             ROLLINS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands except per share data)
                                                      (Unaudited)
                                                                                        Three months ended
                                                                                            March 31,
                                                                          -----------------------------------------------
                                                                                   2006                     2005
                                                                          -----------------------   ---------------------
REVENUES
   Customer Services                                                      $              194,187                 183,915
COSTS AND EXPENSES
   Cost of Services Provided                                                             107,014                 100,249
   Depreciation and Amortization                                                           6,793                   5,963
   Sales, General & Administrative                                                        62,500                  58,671
   Gain on Sale of Assets                                                                      -                       3
   Interest Income                                                                          (292)                   (462)
                                                                          -----------------------   ---------------------
                                                                                         176,015                 164,424
                                                                          -----------------------   ---------------------
INCOME BEFORE TAXES                                                                       18,172                  19,491
                                                                          -----------------------   ---------------------
PROVISION FOR INCOME TAXES
   Current                                                                                 5,865                   5,584
   Deferred                                                                                1,404                   2,312
                                                                          -----------------------   ---------------------
                                                                                           7,269                   7,896
                                                                          -----------------------   ---------------------
NET INCOME                                                                $               10,903    $             11,595
                                                                          =======================   =====================

NET INCOME PER SHARE - BASIC                                              $                 0.16    $               0.17
                                                                          =======================   =====================
NET INCOME PER SHARE - DILUTED                                            $                 0.16    $               0.17
                                                                          =======================   =====================

   Weighted Average Shares Outstanding - Basic                                            67,675                  67,942
   Weighted Average Shares Outstanding - Diluted                                          69,583                  70,063
DIVIDENDS PAID PER SHARE                                                  $               0.0625                  0.0500
                                                                          =======================   =====================

     The accompanying notes are an integral part of these consolidated financial statements.

                                   ROLLINS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                  -----------------------------------
                                                                        2006              2005
                                                                  ----------------- -----------------
OPERATING ACTIVITIES
   Net Income                                                     $         10,903  $         11,595
   Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                           6,793             5,963
     Provision for deferred income taxes                                     1,404             3,347

     Gain on sales of assets                                                     -                 3
     Other, net                                                                 (5)              198
   (Increase)/decrease in assets
     Trade receivables                                                       3,164             1,097
     Materials and supplies                                                    183               277
     Other current assets                                                     (172)           (2,957)
     Other non-current assets                                                  777               235
   Increase/(decrease) in liabilities:
     Accounts payable and accrued expenses                                   3,275               229
     Unearned revenue                                                        4,030             3,700
     Accrued insurance                                                         969            (1,940)
     Accrual for termite contracts                                            (600)              829
     Long-term accrued liabilities                                          (3,236)           (3,118)
                                                                  ----------------- -----------------
   Net cash provided by operating activities                                27,485            19,458
                                                                  ----------------- -----------------
INVESTING ACTIVITIES
   Purchase of equipment and property                                       (5,433)           (6,417)
   Acquisitions of companies                                                (4,313)           (1,291)
   Cash from sales of franchises                                               351               270
                                                                  ----------------- -----------------
   Net cash used in investing activities                                    (9,395)           (7,438)
                                                                  ----------------- -----------------
FINANCING ACTIVITIES
   Dividends                                                                (4,276)           (3,436)
   Common stock purchased                                                   (4,092)          (10,604)
   Common stock options exercised                                              281             1,223
   Other                                                                       243              (669)
                                                                  ----------------- -----------------
   Net cash used in financing activities                                    (7,844)          (13,486)
                                                                  ----------------- -----------------
   Effect of exchange rate changes on cash                                     (82)              623
                                                                  ----------------- -----------------
   Net increase/(decrease) in cash and cash equivalents                     10,164              (843)
   Cash and cash equivalents at beginning of period                         43,065            56,737
                                                                  ----------------- -----------------
   Cash and cash equivalents at end of period                     $         53,229  $         55,894
                                                                  ----------------- -----------------

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
(In thousands)
                                                                                             Accumulated
                               Common Stock    Treasury               Treasury   Compre-       Other      Unearned
                             -----------------------------   Paid-    Paid-In    hensive    Comprehensive  Compen- Retained
                             Shares  Amount  Stock  Amount In-Capital Capital  Income(Loss) Income (Loss)  sation  Earnings  Total
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2003 68,356 $68,356  (621) $ (621)  $2,321   $ 2,087     $      -   $   (314)    $  (107) $ 67,052 $138,774
                             -------------------------------------------------------------------------------------------------------
Net Income                                                                         52,055                           52,055   52,055
Other Comprehensive Income, Net of Tax
     Minimum Pension Liability Adjustment                                         (18,355)                                  (18,355)
     Foreign Currency Translation Adjustments (1)                                   2,408                                     2,408
     NSO Stock Options                                                                131                                       131
     Realized Loss  on Investments                                                     64                                        64
                                                                              ------------
Other Comprehensive Income                                                        (15,752)   (15,752)
                                                                              ------------
Comprehensive Income                                                             $ 36,303
                                                                              ------------
Cash Dividends                                                                                                     (10,924) (10,924)
Common Stock Purchased                        (38)    (38)              (899)                                                  (937)
Issuance of 401(k) Company Match  -       -    83      83              2,052                                                  2,135
Three-for-Two Stock Split-2005  234     234    22                                                                              (256)
Unearned Compensation           152     152                  3,701                                                  (3,368)     485
Other                           318     318    (2)     (2)   1,397                                                            1,713
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2004 69,060 $69,060  (556) $ (556)  $7,419   $ 3,240     $      -   $(16,066)    $(3,475) $107,927 $167,549
                             -------------------------------------------------------------------------------------------------------
Net Income                                                                         52,773                           52,773   52,773
Other Comprehensive Income, Net of Tax
     Minimum Pension Liability Adjustment                                          (8,181)                                   (8,181)
     Foreign Currency Translation Adjustments                                       1,114                                     1,114
     NSO Stock Options                                                               (131)                                     (131)
                                                                              ------------
Other Comprehensive Income                                                         (7,198)    (7,198)
                                                                              ------------
Comprehensive Income                                                             $ 45,575
                                                                              ------------
Cash Dividends                                                                                                     (13,714) (13,714)
Common Stock Purchased (2)                 (1,438) (1,438)            (5,349)                                      (23,446) (30,233)
Issuance of 401(k) Company Match               90      90              2,109                                                  2,199
Three-for-Two Stock Split-2005   68      68  (164)   (164)      10                                                      86        -
Unearned Compensation           146     146     -       -    3,490                                        (2,406)       (5)   1,225
Common Stock Options Exercised  805     805     -       -    2,523                                                            3,328
Non-Qualified Stock Options                                  1,022                                                            1,022
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 70,079 $70,079(2,068)$(2,068) $14,464   $     -     $      -   $(23,264)    $(5,881) $123,621 $176,951
                             -------------------------------------------------------------------------------------------------------
Net Income                                                                         10,903                           10,903   10,903
Other Comprehensive Income, Net of Tax
     Foreign Currency Translation Adjustments                                         (82)                                      (82)
                                                                              ------------
Other Comprehensive Income                                                            (82)       (82)
                                                                              ------------
Comprehensive Income                                                             $ 10,821
                                                                              ------------
Cash Dividends                                                                                                      (4,276)  (4,276)
Common Stock Purchased (2)        -       -  (211)   (211)            (3,655)                                         (225)  (4,091)
Issuance of 401(k) Company Match  -       -   176     176              3,655                                                  3,831
FAS 123R adoption                 -       -     -       -   (5,881)                                        5,881                  -
Stock Compensation              295     295     -       -      386                                                      (5)     676
Common Stock Options Exercised  179     179     -       -       81                                                              260
Non-Qualified Stock Options       -       -     -       -      (17)                                                             (17)
                             -------------------------------------------------------------------------------------------------------
Balance at March 31, 2006
               (Unaudited)   70,553 $70,553(2,103)$(2,103) $ 9,033    $    -     $      -   $(23,346)     $    -  $130,018 $184,155

     (1) Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.

     (2) Amounts charge to Retained Earnings are from purchases of the Company's Common Stock.


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

          Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2005.

          In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of its operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

          New Accounting Standards-- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
          2004), "Share-Based Payments" ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards. See Note 4 for further discussion.

          In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company has adopted SFAS 154 and it had no effect on its consolidated results of operations and financial condition.

          Franchising Program - Orkin had 57 franchises as of March 31, 2006, including international franchises in Mexico, established in 2000, and Panama, established in 2003. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.2 million, $5.5 million, and $6.4 million as of March 31, 2006, December 31, 2005, and March 31, 2005,
          respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. Related to these recognized gains, the Company had a net gain of approximately $0.4 million in the first quarter of 2006 compared to a $1.3 million gain in the first quarter of 2005 and is included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.0 million, $1.9 million, and $1.8 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $571,000 in the first quarter of 2006 compared to $427,000 in the first quarter of 2005. The Company's maximum exposure to loss relating to the franchises aggregated $3.2 million, $3.6 million, and $4.6 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

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


                                                 Total Net Revenues
                                 -----------------------------------------------
(in thousands)                         2006            2005            2004
--------------------------------------------------------------------------------
First Quarter                    $       194,187$       183,915 $       160,416*
Second Quarter                           N/A            214,326         202,725*
Third Quarter                            N/A            209,346         203,925*
Fourth Quarter                           N/A            194,830         183,818
                                 -----------------------------------------------
Year ended December 31,          $       194,187$       802,417 $       750,884
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

                                                             Three months
                                                                 ended
                                                               March 31,
                                                      --------------------------
(in thousands, except per share data)                   2006            2005
--------------------------------------------------------------------------------
Basic and diluted earnings available to stockholders
(numerator):                                           $    10,903  $    11,595
                                                       ============ ============
Shares (denominator):
     Weighted-average shares outstanding - Basic            67,675       67,942
     Effect of dilutive securities:
       Employee Stock Options and Restricted Shares          1,908        2,121
                                                       ------------ ------------
       Weighted-average shares outstanding - Diluted        69,583       70,063

Per share amounts:
     Basic income per common share                     $      0.16  $      0.17
     Diluted income per common share                   $      0.16  $      0.17
--------------------------------------------------------------------------------

          The Company bought back 211,466 shares of the Company's common stock in the first quarter of 2006 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4 million additional shares of the Company's common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company's strong cash flows. Accordingly, 3,053,858 shares remain authorized for purchase. The stock buy-back program has no expiration date.

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

          Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations. Consistent with the Company's responsibilities under these matters, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes. As these situations arise, the Company accrues management's best estimate of future costs for these activities. Based on management's current estimates of these costs, management does not believe these costs are material to the Company's financial condition or operating results or liquidity.

NOTE 4. STOCKHOLDERS' EQUITY


          During the first quarter ended March 31, 2006, the Company repurchased 211,466 shares for $4.1 million under its stock repurchase program. Also, during the first quarter ended March 31, 2006, approximately 0.3 million shares of common stock were issued upon exercise of stock options by employees. For the three months ended March 31, 2005, the Company issued approximately 0.5 million shares of common stock upon exercise of stock options by employees.

          Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plans. The stock options generally vest over a five-year period and expire ten years from the issuance date.

          TLRSs provide for the issuance of a share of the Company's Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company issued TLRSs that vest over ten years prior to 2004. TLRSs issued 2004 and later vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

          The Company issues new shares from its authorized but unissued share pool. At March 31, 2006, approximately 4.1 million shares of the Company's common stock were reserved for issuance.

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRSs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2006 based on its historical experience.

          Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the fair value of TLRSs granted. Prior to 2006, the Company provided pro forma disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company's net income and net income per share for the three months ended March 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

          The following pro forma net income and earnings per share (or "EPS") were determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by SFAS 123.

          In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

          The only options outstanding at March 31, 2006 for SFAS 123R purposes are the grants issued during the first quarters of 2002 and 2003. The per-share weighted-average fair value of stock options granted during 2003 was $2.70 on the date of grant. The Company did not grant any stock options in any years following the 2003 grant, therefore no Black-Scholes calculation was necessary. The 2003 grant was valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

----------------------------------------------------------------
Risk-free interest rate                                   3.96%
Expected life, in years                       Range from 4 to 8
Expected volatility                                      10.70%
Expected dividend yield                                   1.07%
----------------------------------------------------------------

          As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for Net Income for the three months ended March 31, 2006 was $0.1 million (net of $0.1 million tax benefit) lower, than if the Company had continued to account for stock - based compensation under APB 25. There was no impact to both basic and diluted earnings per share for the three months ended March 31, 2006. Pro forma net income as if the fair value based method had been applied to all awards for the three month period ended March 31, 2005, along with a comparison to the March 31, 2006 actual results after the application of FAS 123 r is as follows:

(In thousands, except for per share amounts)

                                                                              Three Months          Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 2006        March 31, 2005
                                                                            -----------------     -----------------
Net income as reported                                                      $         10,903      $         11,595
Add: Stock-based compensation programs recorded as expense, net of tax                   404                   187
Deduct: Total stock-based employee compensation expense, net of tax                     (404)                 (358)
                                                                            -----------------     -----------------
Pro forma net income                                                        $         10,903      $         11,424
                                                                            =================     =================
Earnings per share:
     Basic - as reported                                                    $           0.16      $           0.17
     Basic - pro forma                                                      $           0.16      $           0.17

     Diluted - as reported                                                  $           0.16      $           0.17
     Diluted - pro forma                                                    $           0.16      $           0.16


          The  following  table  summarizes  the  components  of  the  Company's
          stock-based   compensation   programs   recorded   as  expense  ($  in
          thousands):

                                                                              Three Months          Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 2006        March 31, 2005
                                                                            -----------------     -----------------
      Time Lapse Restricted Stock:
           Pre-tax compensation expense                                     $            522      $            311
           Tax benefit                                                                  (209)                 (124)
                                                                            -----------------       ---------------
      Restricted stock expense, net of tax                                  $            313      $            187

                                                                              Three Months         Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 2006       March 31, 2005
                                                                            -----------------     ----------------
Stock Options:
     Pre-tax compensation expense                                           $            152      $            --
     Tax benefit                                                                         (61)                  --
                                                                            -----------------     ----------------
Stock option expense, net of tax                                            $             91      $            --

                                                                              Three Months         Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 2006       March 31, 2005
                                                                            -----------------     ----------------
Total Share-Based Compensation:
     Pre-tax compensation expense                                           $            674      $           311
     Tax benefit                                                                        (270)                (124)
                                                                            -----------------     ----------------
Total share-based compensation expense, net of tax                          $            404      $           187

          As of March 31, 2006, $11.5 million and $1.1 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 5.0 years for TLRSs and 1.6 years for stock options.

          Option activity under the Company's stock option plan as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

                                                                                   Weighted
                                                                                    Average
                                                                   Weighted        Remaining
                                                                   Average        Contractual       Aggregate
                                                                   Exercise          Term           Intrinsic
                                                  Shares            Price         (in Years)          Value
                                                -----------      -----------   ---------------    -------------
      Outstanding at December 31, 2005               2,539        $   9.24               3.98
      Granted                                          ---             N/A               N/A
      Exercised                                       (300)           8.78                N/A
      Forfeited                                        (11)           8.63                N/A
                                                -----------
      Outstanding at March 31, 2006                  2,229        $   9.31               3.70        $  24,365
                                                -----------       ---------    ---------------    -------------
      Exercisable at March 31, 2006                  1,836        $   8.98               3.11        $  20,677
                                                -----------       ---------    ---------------    -------------



          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

          The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and March 31, 2005 was $3.4 million and $4.9 million, respectively. Exercise of options during the first quarter of 2006 and 2005 resulted in cash receipts of $0.3 million and $1.2 million, respectively. The Company recognized a tax benefit of approximately $0.2 million in the quarter ended March 31, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

          The following table summarizes information on unvested restricted stock units outstanding as of March 31, 2006:

                                                   Number of    Weighted-Average
                                                    Shares       Grant-Date Fair
                                                 (in thousands)         Value
                                                 -------------- ----------------
        Unvested Restricted Stock Units
        Unvested at start of quarter                       477          $ 16.10
        Forfeited                                           (1)            8.56
        Vested                                             (10)            9.28
        Granted                                            296            21.17
                                                 -------------- ----------------

        Unvested at end of quarter                         762          $ 18.16

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

          Accumulated other comprehensive loss consists of the following (in thousands):

                                         Minimum        Foreign        Other
                                         Pension       Currency      Unrealized
                                        Liability     Translation    Gain/(Loss)  Total
------------------------------------------------------------------------------------------------
   Balance at December 31, 2005       $     (26,536)$        3,275 $          (3)$     (23,264)
                                      ----------------------------------------------------------
   Change during 2006:
   Before-tax amount                              -            (82)            -           (82)
                                      ----------------------------------------------------------
                                                  -            (82)            -           (82)
                                      ----------------------------------------------------------
   Balance at March 31, 2006          $     (26,536)$        3,193 $          (3)$     (23,346)
------------------------------------------------------------------------------------------------


NOTE 6. ACCRUAL FOR TERMITE CONTRACTS

          In accordance with SFAS 5, "Accounting for Contingencies," the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

          A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:


                                                   Three months ended
                                                        March 31,
                                           ------------------------------------
(in thousands)                                   2006              2005
------------------------------------------------------------ ------------------
Beginning balance                          $         23,200  $          25,311
Current year provision                                2,336              4,250
Settlements, claims, and expenditures                (2,936)            (3,421)
                                           ----------------- ------------------
Ending balance                             $         22,600  $          26,140
-------------------------------------------------------------------------------

NOTE 7. PENSION AND POST-RETIREMENT BENEFIT PLANS

          The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132 ( R ):

               Components of Net Pension Benefit Cost

                                                       Three months ended
                                                            March 31,
                                               ---------------------------------
                (in thousands)                       2006             2005
                                               ---------------- ----------------
                Service Cost                   $             -  $         1,397
                Interest Cost                            2,035            2,208
                Expected Return on Plan Assets          (2,610)          (2,464)
                Amortization of
                   Prior Service Benefit                     -             (217)
                   Unrecognized Net Loss                   890            1,164
                                               ---------------- ----------------
                Net Periodic Benefit Cost      $           315  $         2,088


          In June 2005, the Company recorded a $4.2 million non-cash curtailment gain in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing the defined benefit pension plan, and using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.


NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company will test intangible assets with definite lives for impairment if a condition exists that indicates the carrying value may not be recoverable. The Company reviews such property and equipment and intangible assets with definite lives for impairment by comparing the fair value of asset to the current carrying value, to ensure these assets are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested annually, or more frequently if events or circumstances indicate the assets might be impaired. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. The Company performs impairment tests of goodwill at the reporting unit level. Such impairment tests for goodwill include comparing the fair value of the reporting unit with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2005. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets has occurred.

NOTE 9. PERIODIC INCOME TAX RATE

          The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is encouraged, but not content, with the 5.6% revenue improvement the Company made during the first quarter of 2006 over first quarter 2005. Rollins's organic revenue growth of 3.7% (which exclude the $3.4 million first quarter revenue contribution resulting from the Industrial Fumigant Company ("IFC") acquisition) compares favorably versus the 2.6% improvement in our fourth quarter. The "real" growth this quarter was the best since 2000. The message that the Company intends to accelerate our growth rate is resonating throughout our organization and is reflected in our investments, commitments and effort.

The primary growth driver for the quarter continues to be the commercial pest control business; however, the Company had increases in its termite and residential pest control business as well.

Commercial business represented just over 43% of our overall business in the first quarter, and grew 10.8% including IFC revenues and 6.3% excluding IFC revenues, as compared to the Company's commercial revenues in the first quarter of 2005. The Company's other service lines, Residential Pest Control (which represents almost 36% of the overall business) increased 3.3% and Termite (which contributed around 20% of the overall business) grew 2.3%, its best quarter in some time due to a significant increase in new customer completions.

The Company is especially pleased by the improvement experienced in pest control gross contract revenue or GCR (this is the Company's monthly recurring revenue). The first quarter is always a difficult time to add business because of seasonality, but Rollins saw a 1% growth in GCR this year in March, while last year it declined 0.7%. This positive momentum should build and contribute throughout the year.

First quarter net income was $10.9 million with diluted earnings per share of $0.16. This compares to $11.6 million or $0.17 per diluted share for the first quarter of 2005, representing a 6% decrease in net income.

The Company's net income came in lower than first quarter 2005; however Rollins did exceed its internal profit plan. There were three primary factors behind this lower profitability.

The first situation concerned the expected loss experienced by the Industrial Fumigant Company in this quarter of a little over $1 million. IFC has long term relationships with their major food processing customers; however, the service they provide is not spread out evenly throughout the year. Historically the first quarter of the year is their slowest quarter. However, this was further worsened by the shift of Easter from March to April (one quarter to another). Many IFC customers desire services over the Easter holiday, when plants are closed. IFC was a contributor in the fourth quarter, and the Company likewise expects a meaningful revenue and profit contribution in the Company's second quarter of this year. Incidentally, there are plans underway with the IFC management team to lessen the negative impact of their first quarter.

IFC contributed revenue of $3.4 million in the first quarter of 2005. Historically the first quarter of the year is IFC's slowest quarter, in fact only 1/8 of their annual revenue typically falls in the first quarter. To put it in a better perspective, IFC's revenue this quarter was just over half of last quarter IFC revenue of $6.3 million. Excluding the revenue contribution of IFC in the quarter, revenue increased 3.7% in the quarter over first quarter 2005 revenue.

The second factor contributing to the Company's first quarter 1(cent) profit decrease related to the Company's planned investment and buildup of Orkin's sales force. During the first quarter, Orkin hired 100 additional new sales people, which accounted for an increase in sales expense of approximately $1.0 million. As in any organization, the bringing on of new personnel requires training and "getting them up to speed" productivity wise; however, Rollins is confident that the investment it is making in sales and marketing will result in the Company achieving higher revenue levels and related profitability.

The last negative impact on the quarter was the adoption of SFAS 123R and the expensing of stock options and restricted stock grants which increased the Company's expense approximately $400,000 over last year.

Gross margin for the quarter was 44.9% versus 45.5% last year. The decrease in margins is due to the impact of IFC, which had a significantly greater Cost of Services Provided ("CSP") than the remainder of our business. Due to IFC's low revenue, their first quarter CSP was in excess of 82% this quarter. In addition the Company continues to feel the impact of substantially greater fuel costs than a year ago, with total fuel cost increasing $400,000. This is an area that the Company's routing and scheduling project should ultimately have a big impact on.

Selling, general and administrative expense increased to 32.2% from 31.9%. While the Company incurred an approximately $1.0 million in additional cost related to the expansion of the sales effort as well as additional stock option expense of approximately $0.4 million, the Company was favorably impacted by a decrease in sales cost runoff from last year's summer sales program as well as reductions in bad debt expenses.

Depreciation and amortization totaled $6.8 million for the first quarter with amortization of intangibles at $3.5 million and depreciation at $3.3 million. The amortization of intangibles represents a significant non-cash charge to the income statement. In 2006 total amortization of intangibles expense should be approximately $14 million, versus $12.8 million in 2005.

Rollins' tax provision for the quarter was 40.0%, a slight improvement.

The Company's balance sheet remains strong with cash and cash equivalents of $53.2 million as of March 31st and practically no debt. Rollins' cash flow remains very strong. Net cash provided by operating activities totaled $27.5 million this quarter, increasing $8.0 million or 41.3% over same period last year. This continuing strong cash flow will allow the Company to continue to reinvest in its business, whether it be further acquisitions, stock purchases, expanding our sales or capital projects such as routing and scheduling.

Rollins had some notable positive events during the quarter, the first being that the Company has successfully moved the Rollins Customer Care Center from Atlanta to Covington, Georgia, which is approximately 40 miles east of Atlanta. At the same time, the Company renamed the Center to Orkin Customer Service Center, which will make it easier for customers to associate the center with their Orkin service versus the former reference to Rollins.

The Company's decision on where to locate the call center was assisted by a professional site selection company, which researched over 600 labor markets in the U.S. to make their recommendations. The new site was one of three finalists, and the Company made its decision based on several factors, including the county's high percentage of well-educated people that are interested in both professional and second-income jobs. The area has a much improved workforce availability compared to the former situation where we were located with over 60 call centers competing for employees in the immediate proximity. The Covington location is in easy access to Orkin's home office, and the Company knew there would be minimum disruption to business as a result of the move. The Company relocated approximately 150 people over a weekend and not one phone call was lost, and to date employee turnover has been at a minimum.

The effective management of Orkin's phone leads, web contacts and our use of customer outbound calling is a very important part of our growth strategy. This new state-of-the art facility is currently responsible for about $20 million in annual sales, with prospective customer contacts this year, through the first quarter, running over 15% greater than 2005.

Additionally, the Company is making good progress on our Routing and Scheduling initiatives. Rollins has some technological hurdles to cross but is still targeted to begin an extensive "conference room pilot" with live data in July.

Following the launch on January 20, 2006 of the Company's national satellite training delivery system (or Orkin TV), Rollins has completed three, two-week long Commercial Pest Control introduction technician training classes and three, two-week long Residential Pest Control introduction technician training classes. Each of these classes consists of four one-hour long broadcasts per day. The Company also produced two one-hour live events on bed bugs, which were broadcast to the entire network.

In addition, Orkin produced a new DVD for termite inspectors to show prospective customers when providing their initial termite inspection.

During the first quarter, the Company repurchased an additional 211,466 shares of its common stock under its repurchase plan at an average price of $19.35 per share. In total, over 3.0 million additional shares may be purchased in the future under the previously approved programs by the Board of Directors.

Results of Operations

                                              Three months ended        % Better/(Worse)
                                                   March 31,           as Compared to Same
                                        -----------------------------      Quarter in
(in thousands)                              2006            2005           Prior Year
                                        --------------  -------------  --------------------
Revenues                                $     194,187   $    183,915                  5.6%
Cost of services provided                     107,014        100,249                 (6.7)
Depreciation and amortization                   6,793          5,963                (13.9)
Sales, general and administrative              62,500         58,671                 (6.5)
(Gain) on sales of assets                           -              3               (100.0)
Interest income                                  (292)          (462)               (36.8)
                                        --------------  -------------  --------------------
Income before income taxes                     18,172         19,491                 (6.8)
Provision for income taxes                      7,269          7,896                  7.9
                                        --------------  -------------  --------------------
Net income                              $      10,903   $     11,595                 (0.1)%
                                        ==============  =============  ====================

Revenues for the quarter ended March 31, 2006 increased to $194.2 million, an increase of $10.3 million or 5.6%. For the first quarter of 2006 the primary revenue drivers were the addition of the Industrial Fumigant Company (IFC), which was purchased on October 1, 2005 and contributed $3.4 million in revenue, as well as increases in Orkin's Pacific and Atlantic regions which had increases of $2.0 million and $1.9 million respectively. Orkin Canada, which contributed $13.6 million for an increase of $1.6 million, Western Pest, which contributed $19.1 million for an increase of $1.6 million, as well as Orkin's pest control business, which increased $3.6 million while growing 2.4%. Every-other-month service, the Company's primary residential pest control service offering, continues to grow in importance, comprising 61.3% of new residential pest control sales for the first quarter of 2006 compared to 60.0% in the first quarter 2005. The Company's foreign operations accounted for less than 7% of total revenues during the first quarter 2006 compared to less than 7% of the total during the first quarter 2005.

The revenues of the Company are affected by the seasonal nature of the Company's pest and termite control services as, described in Note 1 to the Company's financial statements above. The Company's revenues as a historical matter tend to peak during the second and third quarters, as evidenced by the following chart.


                                                 Total Net Revenues
                                 -----------------------------------------------
(in thousands)                         2006            2005            2004
--------------------------------------------------------------------------------
First Quarter                    $       194,187$       183,915 $       160,416*
Second Quarter                           N/A            214,326         202,725*
Third Quarter                            N/A            209,346         203,925*
Fourth Quarter                           N/A            194,830         183,818
                                 -----------------------------------------------
Year ended December 31,          $       194,187$       802,417 $       750,884
--------------------------------------------------------------------------------
                  * Restated for change in accounting principle.

Cost of Services Provided for the first quarter ended March 31, 2006 increased $6.8 million or 6.7%, compared to the quarter ended March 31, 2005, and expense expressed as a percentage of revenues increased by 0.6 percentage points, representing 55.1% of revenues for the first quarter 2006 compared to 54.5% of revenues in the prior year's first quarter. Cost of Services Provided as a percentage of revenues increased primarily due to higher service salaries, administrative salaries and personnel related costs, due to the addition of the Industrial Fumigant Company.

Increases in Cost of Services Provided were partially offset by a decrease in the Company's accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Decreases in termite claims were due to positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid baiting program, more effective termiticides, and expanding training methods and techniques.

Depreciation and Amortization expenses for the first quarter ended March 31, 2006 increased by $0.8 million or 13.9% to $6.8 million versus the prior year quarter. The increase was due in part to the addition of the Industrial Fumigant Company.

Sales, General and Administrative Expenses for the quarter ended March 31, 2006 increased $3.8 million or 6.5% as compared to the first quarter 2005. As a percentage of revenues, Sales General and Administrative increased 0.3 percentage points or 0.9%, representing 32.2% of total revenues compared to 31.9% for the prior year quarter. The increase in Sales, General and Administrative Expenses as a percentage of revenue was mainly attributable to higher administrative salaries and sales salaries related to the addition of 100 sales employees and higher advertising costs as well increases in personnel related costs with higher compensation expense due to the adoption of SFAS 123R.

Income Taxes. The Company's tax provision of $7.3 million for the first quarter ended March 31, 2006 reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 40.0% for the first quarter ended March 31, 2006 and 40.5% for the first quarter ended March 31, 2005.


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

Federal Income Tax Audit - The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material effect on the results of operations, cash flows or financial position.

Liquidity and Capital Resources

Cash and Cash Flow
                                                                         Three months
                                                                        ended March 31,
                                                              ------------------------------------
(in thousands)                                                      2006              2005
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $         27,485  $          19,458
Net cash used in investing activities                                   (9,395)            (7,438)
Net cash used in financing activities                                   (7,844)           (13,486)
Effect of exchange rate changes on cash                                    (82)               623
                                                              ------------------------------------
Net increase/(decrease) in cash and cash equivalents          $         10,164  $            (843)
Cash and cash equivalents at end of period                    $         53,225  $          55,894
--------------------------------------------------------------------------------------------------


The Company believes its current cash and cash equivalents balances, future cash flows from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company's operating activities generated net cash of $27.5 million for the three months ended March 31, 2006, compared with cash provided by operating activities of $19.5 million for the same period in 2005.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company's active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company's common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program.

The Company invested approximately $5.4 million in capital expenditures during the first three months ended March 31, 2006, compared to $6.4 million during the same period in 2005, and expects to invest between $14.0 million and $17.0 million for the remainder of 2006. Capital expenditures for the first three months consisted primarily of building purchases and the purchase of equipment replacements. During the first three months ended March 31, 2006, the Company made expenditures for acquisitions totaling $4.3 million, compared to $1.3 million during the same period in 2005. Expenditures for acquisitions for the first three months of 2006 were funded by cash on hand. A total of $4.3 million was paid in cash dividends ($0.0625 per share) during the first three months of 2006, compared to $3.4 million or $0.05 per share during the same period in 2005. The Company repurchased 211,466 shares of Common Stock in the first three months of 2006 and there remain 3,053,858 shares authorized to be repurchased. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company received cash from the sale of franchise of $0.4 million for the first three months of 2006 compared to $0.3 million in 2005. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of March 31, 2006 or April 15, 2006. The Company maintains approximately $34.5 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding management's expectation regarding the effect of the ultimate resolution of pending legal actions on the Company's financial position, results of operation and liquidity; management's belief that future costs of the Company for environmental matters will not be material to the Company's financial condition, operating results, and liquidity; the Company's expectation that IFC will provide a meaningful revenue and profit contribution to the Company's second quarter of 2006;
management's belief that the Company's routing and scheduling project will ultimately have a big impact on reducing fuel costs; management's expectation regarding the Company's expense for amortization of intangibles during 2006; management's expectation that continuing strong cash flows will allow the Company to reinvest in its business; management's belief that it will begin an extensive conference room pilot for its routing and scheduling initiatives with live data in July 2006; management's opinion that the outcome of litigation will not have a material adverse impact on the Company's financial condition or results of operation; the Company's belief that its current cash and cash equivalent balances, future cash flows from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; the Company's belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company's expectation that adjustments resulting from an audit by the IRS for tax years 2002 and 2003 will not have a material effect on the Company's results of operations, cash flows or financial position. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The Company does not undertake to update its forward looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2006, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of March 31, 2006, this risk was not significant in the first three months of 2006 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations going forward. There have been no material changes to the Company's market risk exposure since the end of fiscal year 2005.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management's quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2006, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.


PART II OTHER INFORMATION

Item 1. Legal Proceedings.

          See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 1A. Risk Factors

          There have been no material changes to the Company's risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. See Note 3 to Part I, Item 1 for discussion of certain litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          Shares repurchased by Rollins, Inc. during the three months ended March 31, 2006 were as follows:

                                                                  Total Number of           Maximum Number
                                                                  Shares Purchased          of Shares that
                                              Weighted Average   as Part of Publicly          May Yet Be
                          Total Number of       Price Paid      Announced Repurchase        Purchased Under
          Period        Shares Purchased (1)    per Share             Plans (2)         the Repurchase Plans (2)

January 1 to 31, 2006                16,067            $21.10                   -                 3,265,324
February 1 to 28, 2006               46,065            $20.92                   -                 3,265,324
March 1 to 31, 2006                 264,490            $19.63             211,466                 3,053,858
                        --------------------   ---------------  ------------------      --------------------
Total                               327,436            $19.83             211,466                 3,053,858
                        ====================   ===============  ==================      ====================

Item 4.   None

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

               (C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994.

               (ii) Amended and Restated By-laws of Rollins, Inc.,  incorporated herein by reference to Exhibit (3)(iii) as filed with the registrant's Form 10-Q for the quarterly period ended September 30, 2004.

          (4) Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

--------------------------------------------------------------------------------

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


                                  ROLLINS, INC.
                                  (Registrant)




Date:  May 1, 2006            By:  /s/Gary W. Rollins
                                   ---------------------------------------------
                                   Gary W. Rollins
                                   Chief Executive Officer, President
                                   and Chief Operating Officer
                                   (Principal Executive Officer)


Date:  May 1, 2006            By:  /s/Harry J. Cynkus
                                   ---------------------------------------------
                                   Harry J. Cynkus
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)