Form 10-Q
period 2006-06-30
ROLLINS INC
filed 2006-07-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

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

Rollins, Inc. had 67,880,545 shares of its $1 par value Common Stock outstanding as of July 15, 2006.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINACIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands)
	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$37,221	$43,065
Trade receivables, short-term, net of allowance for doubtful accounts of $4,381 and $4,534, respectively	56,617	47,705
Materials and supplies	8,545	9,082
Deferred income taxes	23,983	27,510
Prepaid taxes	-	3,036
Other current assets	10,023	6,069
Total Current Assets	136,389	136,467

Equipment and property, net	70,908	65,932
Goodwill	134,006	133,743
Customer contracts and other intangible assets, net	71,057	71,841
Deferred income taxes	16,263	15,946
Trade receivables, long-term, net of allowance for doubtful accounts of $1,629 and $1,076, respectively	10,170	9,368
Other assets	4,429	5,123
Total Assets	$443,222	$438,420

LIABILITIES
Capital leases	$705	$825
Accounts payable	14,740	17,204
Accrued insurance	19,143	17,605
Accrued compensation and related liabilities	39,185	41,822
Unearned revenue	84,378	79,990
Accrual for termite contracts	11,335	10,476
Other current liabilities	23,724	21,746
Total Current Liabilities	193,210	189,668

Capital leases, less current portion	287	560
Accrued insurance, less current portion	19,226	18,996
Accrual for termite contracts, less current portion	12,865	12,724
Accrued pension	15,651	20,651
Long-term accrued liabilities	13,942	18,870
Total Liabilities	255,181	261,469
Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	-	-
Common stock, par value $1 per share; 170,000,000 and 99,500,000 shares authorized, respectively; 70,645,337 and 70,079,254 shares issued, respectively	70,645	70,079
Treasury stock, par value $1 per share; 2,770,768 and 2,068,240 shares respectively	(2,771)	(2,068)
Additional paid-in-capital	9,651	14,464
Accumulated other comprehensive loss	(22,355)	(23,264)
Unearned compensation	-	(5,881)
Retained earnings	132,871	123,621
Total Stockholders’ Equity	188,041	176,951
Total Liabilities and Stockholders’ Equity	$443,222	$438,420

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands except per share data)
(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
REVENUES
Customer services	$232,222	$214,326	$426,408	$398,241
COSTS AND EXPENSES
Cost of services provided	119,035	114,294	226,049	214,544
Depreciation and amortization	6,945	6,045	13,738	12,008
Sales, general and administrative	74,368	67,594	136,868	126,265
Pension curtailment gain	-	(4,176)	-	(4,176)
(Gain)/loss on sales of assets	2	(546)	1	(544)
Interest income	(344)	(354)	(636)	(816)
	200,006	182,857	376,020	347,281
INCOME BEFORE TAXES	32,216	31,469	50,388	50,960

PROVISION FOR INCOME TAXES
Current	11,079	14,144	16,945	19,725
Deferred	1,807	(1,399)	3,210	914
	12,886	12,745	20,155	20,639
NET INCOME	$19,330	$18,724	$30,233	$30,321

NET INCOME PER SHARE - BASIC	$0.29	$0.28	$0.45	$0.45
NET INCOME PER SHARE - DILUTED	$0.28	$0.27	$0.44	$0.43

Weighted average shares outstanding – basic	67,556	67,937	67,243	67,940
Weighted average shares outstanding – diluted	69,243	70,029	69,040	70,046
DIVIDENDS PAID PER SHARE	$0.0625	$0.0500	$0.1250	$0.1000

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$30,233	$30,321
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,738	12,008
Pension curtailment gain	-	(4,176)
Provision for deferred income taxes	3,210	914
(Gain)/loss on sales of assets	1	(544)
Other, net	(770)	205
(Increase)/decrease in assets:
Trade receivables	(9,605)	(3,801)
Materials and supplies	537	761
Other current assets	(910)	(3,594)
Other non-current assets	747	297
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	130	5,951
Unearned revenue	4,388	5,142
Accrued insurance	1,768	(1,967)
Accrual for termite contracts	1,000	599
Accrued pension	(5,000)	-
Long-term accrued liabilities	(5,146)	(1,717)
Net cash provided by operating activities	34,321	40,399
INVESTING ACTIVITIES
Purchase of equipment and property	(11,351)	(14,203)
Acquisitions of companies, net of cash acquired	(5,020)	(1,606)
Cash from sales of franchises	401	295
Marketable securities, net	-	(629)
Proceeds from sales of assets	-	749
Net cash used in investing activities	(15,970)	(15,394)
FINANCING ACTIVITIES
Dividends paid	(8,556)	(6,858)
Common stock purchased	(16,987)	(11,105)
Common stock options exercised	381	2,889
Principal payments on capital leases	(393)	-
Other	451	(646)
Net cash used in financing activities	(25,104)	(15,720)
Effect of exchange rate changes on cash	909	(843)
Net increase/(decrease) in cash and cash equivalents	(5,884)	8,442
Cash and cash equivalents at beginning of period	43,065	56,737
Cash and cash equivalents at end of period	$37,221	$65,179

Supplemental disclosure of cash flow information
Cash paid for interest	$90	$20
Cash paid for income taxes	$14,064	$12,228

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
								Accumulated
						Treasury	Comprehensive	Other
	Common stock		Treasury Stock		Paid	Paid	Income/	Comprehensive	Unearned	Retained
	Shares	Amount	Shares	Amount	In-capital	In-capital	(Loss)	Income/(Loss)	Compensation	Earnings	Total
Balance at December 31, 2003	68,356	$68,356	(621)	$(621)	$2,321	$2,087	$-	$(314)	$(107)	$67,052	$138,774
Net Income							52,055			52,055	52,055
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(18,355)				(18,355)
Foreign Currency Translation Adjustments (1)							2,408				2,408
NSO Stock Options							131				131
Realized Loss on Investments							64				64
Other Comprehensive Income							(15,752)	(15,752)
Comprehensive Income							$36,303
Cash Dividends										(10,924)	(10,924)
Common Stock Purchased			(38)	(38)		(899)				-	(937)
Issuance of 401(k) Company Match			83	83		2,052				-	2,135
Three-for-Two Stock Split – 2005	234	234	22	22						(256)	-
Unearned Compensation	152	152			3,701				(3,368)	-	485
Other	318	318	(2)	(2)	1,397				-	-	1,713
Balance at December 31, 2004	69,060	$69,060	(556)	$(556)	$7,419	$3,240	$-	$(16,066)	$(3,475)	$107,927	167,549
Net Income							52,773			52,773	52,773
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(8,181)				(8,181)
Foreign Currency Translation Adjustments							1,114				1,114
NSO Stock Options							(131)				(131)
Other Comprehensive Income							(7,198)	(7,198)
Comprehensive Income							$45,575
Cash Dividends										(13,714)	(13,714)
Common Stock Purchased (2)			(1,438)	(1,438)		(5,349)				(23,446)	(30,233)
Issuance of 401(k) Company Match			90	90		2,109				-	2,199
Three-for-Two Stock Split – 2005	68	68	(164)	(164)	10					86	-
Unearned Compensation	146	146			3,490				(2,406)	(5)	1,225
Common Stock Options Exercised	805	805			2,523					-	3,328
Non-Qualified Stock Options					1,022				-	-	1,022
Balance at December 31, 2005	70,079	$70,079	(2,068)	$(2,068)	$14,464	$-	$-	$(23,264)	$(5,881)	$123,621	176,951
Net Income							30,233			30,233	30,233
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments							909				909
Other Comprehensive Income							909	909
Comprehensive Income							$31,142
Cash Dividends										(8,556)	(8,556)
Common Stock Purchased (2)			(879)	(879)		(3,655)				(12,452)	(16,986)
Issuance of 401(k) Company Match			176	176		3,655					3,831
FAS 123R adoption					(5,881)				5,881		-
Stock Compensation	293	293			1,213					25	1,531
Common Stock Options Exercised	273	273			(195)						78
Non-Qualified Stock Options					50						50
Balance at June 30, 2006	70,645	$70,645	(2,771)	$(2,771)	$9,651	$-	$-	$(22,355)	$-	$132,871	188,041

(1) Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.
(2) Amounts charged to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”) and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and Rule 3A-02(a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Estimates Used in the Preparation of Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying notes and financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

Marketable Securities—From time to time, the Company maintains investments held by several large, well-capitalized financial institutions. The Company’s investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company’s marketable securities generally consist of United States government, corporate and municipal debt securities.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2005. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets - In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, unrealized gain/losses on marketable securities and changes in the minimum pension liability.

Franchising Program – Orkin began its franchising program in 1994 and had 56 franchises as of June 30, 2006, including international franchises in Mexico, established in 2000, Panama, established in 2003 and a new franchise in Costa Rica, established in June 2006. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises aggregated $5.5 million, $5.5 million, and $5.6 million as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company had a net gain of approximately $0.3 million in the second quarter of 2006, compared to a $0.1 million net loss in the second quarter of 2005, and $0.7 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005, and included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.0 million, $1.9 million, and $1.8 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $0.6 million in the second quarter of 2006 compared to $0.6 million in the second quarter of 2005 and were $1.1 million for the six months ended June 30, 2006 compared to $1.0 million for the six months ended June 30, 2005. The Company’s maximum exposure to loss relating to the franchises aggregated $3.5 million, $3.5 million, and $3.8 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Seasonality— The business of the Company is affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company’s pest and termite control operations during such periods as evidenced by the following chart. In addition, revenues were favorably impacted in 2004 after the acquisition of Western Pest Services on April 30, 2004.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Net Revenues
(in thousands)
	Net Revenues
	2006	2005	2004
First Quarter	$194,186	$183,915	$160,416	*
Second Quarter	232,222	214,326	202,725	*
Third Quarter	N/A	209,346	203,925	*
Fourth Quarter	N/A	194,830	183,818
Year ended December 31,	$426,408	$802,417	$750,884

* Restated for change in accounting principle.

NOTE 2.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share (“EPS”), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding and unvested restricted stock awards during the period which, if exercised, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the March 10, 2005, three-for-two stock split for all periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2006	2005	2006	2005
Basic and diluted earnings available to stockholders (numerator):	$19,330	$18,724	$30,233	$30,321
Shares (denominator):
Weighted-average shares outstanding - Basic	67,556	67,937	67,243	67,940
Effect of dilutive securities:
Employee stock options and restricted shares	1,687	2,092	1,797	2,106

Weighted-average shares outstanding – Diluted	69,243	70,029	69,040	70,046

Per share amounts:
Basic income per common share	$0.29	$0.28	$0.45	$0.45
Diluted income per common shares	$0.28	$0.27	$0.44	$0.43

The Company bought back 667,908 shares of the Company’s common stock in the second quarter of 2006 under its authorized repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. A total of 2,385,950 shares remain authorized for purchase. The stock buy-back program has no expiration date.

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The potential impact on the consolidated financial condition or results of operations has not been determined.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. In Cynthia Garrett v. Orkin, Inc., an arbitration originating in Florida in which the plaintiff was seeking certification of a class, the arbitrators, in July 2006, issued a ruling denying certification of the class.

The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of management, the outcome of these actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not materially affect its financial condition or results of operations.  Consistent with the Company’s responsibilities under these regulations, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes.  As these situations arise, the Company accrues management’s best estimate of future costs for these activities.  Based on management’s current estimates of these costs, management does not believe these costs are material to the Company’s financial condition or operating results or liquidity.

NOTE 5.	STOCKHOLDERS’ EQUITY

During the second quarter ended June 30, 2006, the Company repurchased 667,908 shares for $12.9 million under its stock repurchase program. Also, during the second quarter ended June 30, 2006 and June 30, 2005, approximately 0.2 million shares and 0.4 millions shares, respectively, of common stock were issued upon exercise of stock options by employees. For the six months ended June 30, 2006 and six months ended June 30, 2005, the Company has issued approximately 0.5 million shares and 0.9 million shares, respectively, of common stock upon exercise of stock options by employees.

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRSs provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company issued TLRSs that vest over ten years prior to 2004. TLRSs issued 2004 and later vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company issues new shares from its authorized but unissued share pool. At June 30, 2006, approximately 4.1 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRSs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates based on its historical experience.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the fair value of TLRSs granted. Prior to 2006, the Company provided pro forma disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the three and six months ended June 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The following pro forma net income and earnings per share (or “EPS”) were determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by SFAS 123.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at June 30, 2006 for SFAS 123R purposes are the grants issued during the first quarters of 2002 and 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for Net Income for the three and six months ended June 30, 2006 was $0.2 million (net of $0.1 million tax benefit) and $0.3 million (net of $0.2 million tax benefit) lower, respectively, than if the Company had continued to account for stock – based compensation under APB 25. There was no impact to both basic and diluted earnings per share for the three months ended June 30, 2006. Pro forma net income for 2005 as if the fair value based method had been applied to all awards is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2006	2005 Pro forma	2006	2005 Pro forma
Net income as reported	$19,330	$18,724	$30,233	$30,321

Pro forma adjustments:
Add: Stock-based compensation programs recorded as expense, net of tax	-	186	-	373
Deduct: Total stock-based employee compensation expense, net of tax	-	(332)	-	(665)
Pro forma net income	$19,330	$18,578	$30,233	$30,029

Earnings per share:
Basic income per common share	$0.29	$0.28	$0.45	$0.45
Diluted income per common shares	$0.28	$0.27	$0.44	$0.43

Pro forma basic income per common share	$0.29	$0.27	$0.45	$0.44
Pro forma diluted income per common shares	$0.28	$0.27	$0.44	$0.43

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Time Lapse Restricted Stock:
Pre-tax compensation expense	$522	$310	$1,044	$621
Tax benefit	(211)	(124)	(423)	(248)
Restricted stock expense, net of tax	$311	$186	$621	$373

Stock options:
Pre-tax compensation expense	$304	$-	$456	$-
Tax benefit	(123)	-	(185)	-
Stock option expense, net of tax	$181	$-	$271	$-

Total Share-Based Compensation:
Pre-tax compensation expense	$826	$310	$1,500	$621
Tax benefit	(334)	(124)	(608)	(248)
Total share-based compensation expense, net of tax	$492	$186	$892	$373

As of June 30, 2006, $11.0 million and $0.8 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.9 years for TLRSs and 1.5 years for stock options.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Option activity under the Company’s stock option plan as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,539	$9.24	3.98
Granted	-	N/A	N/A
Exercised	(484)	8.80	N/A
Forfeited	(20)	9.84	N/A
Outstanding at June 30, 2006	2,035	$9.34	3.43	$20,951
Exercisable at June 30, 2006	1,649	$8.99	2.79	$17,569

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2006 and June 30, 2005 was $2.0 million and $5.1 million, respectively. Exercise of options during the second quarter of 2006 and 2005 resulted in cash receipts of $0.8 million and $1.7 million, respectively. The Company recognized a tax benefit of approximately $0.3 million in the quarter ended June 30, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of June 30, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested as of December 31, 2005	477	$16.10
Forfeited	(3)	13.48
Vested	(55)	15.51
Granted	296	21.17
Unvested at end of quarter	715	$18.25

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Other Unrealized Loss	Total
Balance at December 31, 2005	$(26,536)	$3,275	$(3)	$(23,264)
Change during 2006:
Before-tax amount	-	909	-	909
Tax benefit (expense)	-	-	-	-
	-	909	-	909
Balance at June 30, 2006	$(26,536)	$4,184	$(3)	$(22,355)

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS 5, “Accounting for Contingencies,” the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	Six months ended
	June 30,
(in thousands)	2006	2005
Beginning balance	$23,200	$25,311
Current year provision	8,292	9,527
Settlements, claims and expenditures	(7,292)	(8,928)
Ending balance	$24,200	$25,910

NOTE 8.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

Components of Net Pension Benefit Cost
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Service Cost	$-	$1,397	$-	$2,794
Interest Cost	2,035	2,208	4,069	4,416
Expected return on plan assets	(2,684)	(2,464)	(5,368)	(4,928)
Amortization of prior service benefit	-	(217)	-	(434)
Unrecognized Net Loss	890	1,164	1,782	2,328
Net periodic benefit cost	241	2,088	483	4,177
SFAS 88 Curtailment Gain	-	(4,176)	-	(4,176)
Total	$241	$(2,088)	$483	$1

In June 2005, the Company recorded a $4.2 million non-cash curtailment gain in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, (“SFAS No. 88”) in connection with freezing the defined benefit pension plan, and using actuarial assumptions consistent with those used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

NOTE 9.	PERIODIC INCOME TAX RATE

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company, adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company experienced revenue growth of 8.4% for the second quarter ended June 30, 2006 as compared to the second quarter 2005. Revenues in the second quarter of 2006 were $232.2 million compared to $214.3 million for the second quarter of 2005. Excluding the $7.6 million revenue contribution of the Industrial Fumigant Company (IFC) for second quarter of 2006, the Company’s organic revenues grew 4.8%. IFC contributed revenue of $7.6 million, up substantially from last quarter. The Company’s investment in sales and marketing are the driving force behind this growth. This past quarter’s organic sales growth was the Company’s best in a number of years.

The Company experienced increased revenues in all three areas of business with the principal contributor being Commercial Pest Control. The primary reason for the increase in revenue was the result of the investment made in sales and marketing. The Company has added over 100 new sales and sales management employees this year. These individuals along with more attention given to sales management in general are driving results.

Rollins recorded net income of $19.3 million, or $0.28 per diluted share for the second quarter ended June 30, 2006, compared to $18.7 million, or $0.27 per diluted share for the second quarter ended June 30, 2005.  Included in the second quarter of last year’s results was a $2.5 million gain, net of taxes, or $0.04 per diluted share, as the Company curtailed Rollins, Inc.’s pension plan effective June 30, 2005. Excluding the impact of the pension curtailment gain in 2005, the Company’s net income increased 19.0% or $.05 per diluted share compared to the same period last year.

The Company’s commercial business represented just under 41% of our overall business in the second quarter and grew 16.5% including IFC commercial revenues and 7.2% excluding IFC revenues as compared to the Company’s commercial revenues in the second quarter 2005. The Company’s other service lines, residential pest control (which represents almost 36% of the overall business) increased 4.7% over the prior year quarter and 3.3% over the immediately proceeding quarter while termite (which contributed around 22% of the overall business) increased less than 1% over the Company’s termite revenue in the second quarter 2005.

Gross margin for the quarter improved to 48.7% versus 46.7% in the second quarter 2005. The increase in margins is due to more favorable claim experience, reduced material and supply cost, and personnel related costs offset partially by increased service salaries and the addition of the Industrial Fumigant Company.

SG&A expense increased to 32.0% of revenues in the second quarter 2006 from 31.5% of revenues in the second quarter 2005 due to higher salary expense related to approximately 100 plus associates the Company added to its sales force and an increase in bad debt expense over last year.

Depreciation and amortization totaled $6.9 million for the second quarter with amortization of intangibles at $3.5 million and depreciation at $3.4 million. The amortization of intangibles represents a significant non-cash charge to the Consolidated Statement of Income. In 2006 total amortization of intangibles expense should be approximately $14.0 million, versus $12.8 million in 2005.

The tax provision for the second quarter was 40.0% down from 40.5% for the second quarter 2005.

The Company’s balance sheet remains strong. Cash and cash equivalents are down this quarter to $37.2 million with practically no debt. Cash flow remains very strong. Net cash provided by operating activities for the six months ended June 30, 2006 totaled $34.3 million, decreasing $6.1 million over the same period last year. The decrease was due primarily to two factors. One factor was   an increase in accounts receivable of $5.8 million. This was primarily due to the increase in revenues and a system conversion for the Company’s Canadian operations which delayed billing and collections. The Company is working to bring that back in line in the next quarter. The other factor was a decision made to fund the Company’s frozen pension plan earlier this year. The Company added a full contribution of $5.0 million in the second quarter this year, while the 2005 contribution was made in the fourth quarter.

Industry Recognition

Orkin was recognized in July 2006 by PCT magazine, one of the industry’s leading trade magazines, and Syngenta (a leading pesticide manufacturer) with their annual Best-in-Class Customer Service Award. An independent panel of industry consultants and pest control operators’ selected Orkin as the winner of the “large company” category consisting of companies with over $6 million in annual revenue. This is a very meaningful award because there are over 70 excellent pest control companies with revenues over $6 million.

ROLLINS, INC. AND SUBSIDIARIES

Rollins’ Wholly-Owned Subsidiaries

IFC’s integration into the organization is going well. IFC made a meaningful revenue contribution during the quarter. IFC was also accretive in the quarter and is an important link to the Company’s strategy to grow the high end food manufacturer and processor line of our business. PCO of Canada and Western Pest Control, other previously acquired businesses, are also performing very well.

Legal

In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals, which in June 2006 denied certification of the class. In Cynthia Garrett v. Orkin, Inc., an arbitration originating in Florida in which the plaintiff was seeking certification of a class, the arbitrators in July 2006, issued a ruling denying certification of the class.

Community

The Company continues to work with various universities and organizations in the development of safer and more effective products and improving methods of pest treatments. Recently, Orkin was recognized by the University of Florida this quarter for exceptional support of educational programs in Urban Entomology. Additionally, some of Orkin’s employees recently had an opportunity to further safeguard the health and properties for the citizens of New Orleans. Almost one year after the devastating effects of Hurricanes Katrina and Rita on the city of New Orleans, Louisiana, many of the former residents are under pressure to either occupy or demolish their homes. In an effort to help some of these individuals begin to reclaim and rebuild their severely damaged homes and lives, Orkin partnered with the National Center for Healthy Housing, Catholic Charities and the Association of Community Organizations for Reform Now (ACORN) to treat homes for mold and mildew.

Mold is a key problem for New Orleans residents. During a week in June, the Orkin Ready Response Team, a group of 13 volunteer employees with extensive knowledge, training and years of experience in the pest control industry, treated over 75 severely damaged homes for mold contamination. The low toxicity products they applied to arrest mold also had a secondary benefit of discouraging termite activity.

The Company is pleased to have been a part of this effort and especially appreciate the dedication of Orkin’s volunteers involved in this and other New Orleans projects for the giving of their time to assist the homeowners of this area who are desperately in need of assistance.

Orkin Franchises

Franchises continue to play an important role in the Company’s growth and the expansion of the Orkin brand. In June Orkin established its third international franchise. The new franchise is located in Costa Rica, which increases the number of Orkin franchises to 56, three of which are international. The Company will continue to strategically add franchises both internationally and in the secondary U.S. markets as the Company expands its business and brand.

Special Projects

The Company’s routing and scheduling initiatives have proven to be, like many technology endeavors, more complex than initially anticipated. The Company had anticipated beginning a “conference room pilot” with live data in July 2006. In setting up the pilot earlier this month a software problem was uncovered. The Company’s software developers are working to resolve this problem. The Company hopes to begin the pilot program in the very near future. While this delay is disappointing, the Company is most enthusiastic concerning the opportunity and benefits this initiative will provide once fully implemented.

Stock Repurchase Program

During the second quarter Rollins, Inc. purchased an additional 667,908 shares of common shares at a weighted average price of $19.26 per share. In total, 2.4 million additional shares may be purchased under programs previously approved by the Board of Directors.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended June 30,		%Better/ (Worse) as Compared to Same Quarter in	Six months ended June 30,		%Better/ (Worse) as Compared to Same Period in
(in thousands)	2006	2005	Prior Year	2006	2005	Prior Year
Revenues	$232,222	$214,326	8.4%	$426,408	$398,241	7.1%
Cost of services provided	119,035	114,294	(4.1)	226,049	214,544	(5.4)
Depreciation and amortization	6,945	6,045	(14.9)	13,738	12,008	(14.4)
Sales, general and administrative	74,368	67,594	(10.0)	136,868	126,265	(8.4)
Pension curtailment gain	-	(4,176)	(100.0)	-	(4,176)	(100.0)
Gain on sale of assets	2	(546)	(100.4)	1	(544)	(100.2)
Interest income	(344)	(354)	(2.8)	(636)	(816)	(22.1)
Income before income taxes	32,216	31,469	2.4	50,388	50,960	(1.1)
Provision for income taxes	12,886	12,745	(1.1)	20,155	20,639	2.3
Net Income	$19,330	$18,724	3.2%	$30,233	$30,321	(0.3)%

Revenues for the quarter ended June 30, 2006 increased to $232.2 million, an increase of $17.9 million or 8.4%. For the second quarter of 2006 the primary revenue drivers were the addition of the IFC, which was purchased on October 1, 2005 and contributed $7.6 million in revenue, as well as an increase in Orkin revenues of $6.8 million. The Company’s foreign operations accounted for less than 8% of total revenues during the second quarter 2006 compared to less than 7% of the total during the second quarter 2005.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services as, described in Note 1 to the Company’s financial statements above. The Company’s revenues as a historical matter tend to peak during the second and third quarters, as evidenced by the following chart.

Consolidated Net Revenues
(in thousands)
	Net Revenues
	2006	2005	2004
First Quarter	$194,186	$183,915	$160,416	*
Second Quarter	232,222	214,326	202,725	*
Third Quarter	N/A	209,346	203,925	*
Fourth Quarter	N/A	194,830	183,818
Year ended December 31,	$426,408	$802,417	$750,884

* Restated for change in accounting principle.

Cost of Services Provided for the second quarter ended June 30, 2006 increased $4.7 million or 4.1%, compared to the quarter ended June 30, 2005, and expense expressed as a percentage of revenues decreased by 2.0 percentage points, representing 51.3% of revenues for the second quarter 2006 compared to 53.3% of revenues in the prior year’s second quarter. Cost of Services Provided as a percentage of revenues decreased due to more favorable claim experience, improved productivity, and reduced personnel related costs offset partially by increased material and supply cost due addition of the IFC and fleet cost.

Depreciation and Amortization expenses for the second quarter ended June 30, 2006 increased by $0.9 million or 14.9% to $6.9 million versus the prior year quarter. The increase was due in part to the addition of the IFC.

Sales, General and Administrative Expenses for the second quarter ended June 30, 2006 increased $6.8 million or 10.0% compared to the quarter ended June 30, 2005, and expense expressed as a percentage of revenues increased by 0.5 percentage points, representing 32.0% of revenues for the second quarter of 2006 compared to 31.5% of revenues in the prior year’s second quarter. Sales, General and Administrative expenses as a percentage or revenues increased due to higher sales and administrative salaries due to the expansion of our sales force and an increase in bad debt expense over last year.

Pension Curtailment Gain for the second quarter ended June 30, 2006 was zero. During the second quarter of 2005, the Company recorded a $4.2 million non-cash pension curtailment gain.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes for the second quarter ended June 30, 2006 increased to $12.9 million or 1.1% for the second quarter ended June 30, 2006 and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 40.0% for the second quarter ended June 30, 2006 and 40.5% for the second quarter ended June 30, 2005.

Critical Accounting Policies

The Company views its critical accounting policies to be those policies that are very important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. The Company believes its critical accounting policies to be as follows:

Accrual for Termite Contracts— The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company’s business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods that include a directed-liquid and baiting program, more effective termiticides, and expanding training.

Accrued Insurance— The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management’s knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company’s projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Therefore, changes in estimates may be material. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company’s proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to our Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Revenue Recognition— The Company’s revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

ROLLINS, INC. AND SUBSIDIARIES

Contingency Accruals— The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations.

Federal Income Tax Audit – The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material adverse impact on the Company’s financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flow
	Six months ended June 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$34,321	$40,399
Net cash used in investing activities	(15,970)	(15,394)
Net cash used in financing activities	(25,104)	(15,720)
Effect of exchange rate changes on cash	909	(843)
Net increase/(decrease) in cash and cash equivalents	(5,844)	8,442
Cash and cash equivalents at end of period	$37,221	$65,179

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $34.3 million for the six months ended June 30, 2006, compared with cash provided by operating activities of $40.4 million for the same period in 2005.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 879,374 shares of Common Stock in the first six months of 2006 and there remain approximately 2.4 million shares authorized to be repurchased.

The Company invested approximately $11.4 million in capital expenditures during the first six months ended June 30, 2006, compared to $14.2 million during the same period in 2005, and expects to invest between $9.0 million and $12.0 million for the remainder of 2006. Capital expenditures for the first six months consisted primarily of building purchases and the purchase of equipment replacements. During the first six months ended June 30, 2006, the Company made expenditures for acquisitions totaling $5.0 million, compared to $1.6 million during the same period in 2005. Expenditures for acquisitions for the first six months of 2006 were funded by cash on hand. A total of $8.6 million was paid in cash dividends ($0.125 per share) during the first six months of 2006, compared to $6.9 million or $0.10 per share during the same period in 2005. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company received cash from the sale of franchises of $0.4 million for the first six months of 2006 compared to $0.3 million in 2005. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of June 30, 2006 or July 15, 2006. The Company maintains approximately $41.2 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company’s fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued notices of proposed adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material effect on the Company’s results of operations, cash flows or financial position

ROLLINS, INC. AND SUBSIDIARIES

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals, which in June 2006 denied certification of the class.  Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al. and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al. cases. In the Cynthia Garrett v. Orkin, Inc. arbitration the Plaintiff was seeking class certification, but the arbitrators denied certification of the class in July 2006.

Impact of Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The potential impact on the consolidated financial condition or results of operations has not been determined.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; management’s expectation regarding the Company’s expense for amortization of intangibles during 2006; the Company’s plan to strategically add franchises both internationally and in the secondary U.S. markets as the Company expands its business and brand; the Company’s plan to begin the pilot program for its routing and scheduling project in the very near future; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; expected investments for the remainder of 2006; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s expectation that adjustments resulting from an audit by the IRS for tax years 2002 and 2003 will not have a material effect on the Company’s results of operations, cash flows or financial position. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2006, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of June 30, 2006, this risk was not significant in the first six months of 2006 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2005.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2006, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchasers during the three months ended June 30, 2006 were as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May yet Be Purchased Under the Repurchase Plans (2)
April 1 to 30, 2006	33,692	$20.62	-	3,053,858
May 1 to 31, 2006	395,718	$19.26	363,730	2,690,128
June 1 to 30, 2006	317,661	$19.35	304,178	2,385,950
Total	747,071	$19.36	667,908	2,385,950

(1) Includes repurchases in connection with exercise of employee stock options in the following amounts: April 2006: 33,692; May 2006: 31,988; June 2006: 13,483.

(2) These shares were repurchased under the plan to repurchase up to 4.0 million shares of the Company’s common stock. These plans have no expiration dates.

ROLLINS, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

Because the Company's directors have staggered three-year terms, Messrs. R. Randall Rollins, James B. Williams, Wilton Looney and Bill J. Dismuke continue to serve as directors of the Company but were not up for reelection at the Company's Annual Meeting of Stockholders on April 25, 2006.

The Company's Annual Meeting of Stockholders was held on April 25, 2006. At the meeting, stockholders voted on the following proposals:

1.    To elect two Class II Directors for the three-year term expiring in 2009. Each nominee for Class II Director was elected by a vote of the stockholders as follows:

	Election of Class II Directors:	For	Withheld

	Gary W. Rollins	61,872,293	1,014,069
	Henry B. Tippie	60,359,216	2,527,146

	2. To increase the number of shares of capital stock authorized to 170,500,000. The proposal was approved by a vote of stockholders as follows:

	For	61,437,168
	Against	1,442,891
	Abstain	6,302
	Total	62,886,361

Item 6.		Exhibits.

(a)	Exhibits

	(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981.

(B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit (3)(i)(B) to the registrant’s Form 10-K for the year ended December 31, 2004.

		(C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994.

	(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit (3) (iii) as filed with the registrant’s Form 10-Q for the quarterly period ended September 30, 2004.

	(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 31, 2006	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: July 31, 2006	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)