Form 10-Q
period 2006-09-30
ROLLINS INC
filed 2006-10-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Rollins, Inc. had 67,780,358 shares of its $1 par value Common Stock outstanding as of October 15, 2006.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINACIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands)
	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$53,787	$43,065
Trade receivables, short-term, net of allowance for doubtful accounts of $5,354 and $4,534, respectively	57,817	47,705
Materials and supplies	8,398	9,082
Deferred income taxes	21,053	27,510
Prepaid taxes	-	3,036
Other current assets	8,975	6,069
Total Current Assets	150,030	136,467

Equipment and property, net	72,090	65,932
Goodwill	134,017	133,743
Customer contracts and other intangible assets, net	67,539	71,841
Deferred income taxes	16,867	15,946
Trade receivables, long-term, net of allowance for doubtful accounts of $1,336 and $1,076, respectively	9,111	9,368
Other assets	4,531	5,123
Total Assets	$454,185	$438,420

LIABILITIES
Capital leases	$623	$825
Accounts payable	14,092	17,204
Accrued insurance	16,633	17,605
Accrued compensation and related liabilities	42,813	41,822
Unearned revenue	88,945	79,990
Accrual for termite contracts	8,495	10,476
Other current liabilities	23,264	21,746
Total Current Liabilities	194,865	189,668

Capital leases, less current portion	197	560
Accrued insurance, less current portion	21,366	18,996
Accrual for termite contracts, less current portion	10,805	12,724
Accrued pension	15,651	20,651
Long-term accrued liabilities	12,422	18,870
Total Liabilities	255,306	261,469
Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	-	-
Common stock, par value $1 per share; 170,000,000 and 99,500,000 shares authorized, respectively; 70,680,832 and 70,079,254 shares issued, respectively	70,681	70,079
Treasury stock, par value $1 per share; 2,898,074 and 2,068,240 shares respectively	(2,898)	(2,068)
Additional paid-in-capital	10,417	14,464
Accumulated other comprehensive loss	(22,657)	(23,264)
Unearned compensation	-	(5,881)
Retained earnings	143,336	123,621
Total Stockholders’ Equity	198,879	176,951
Total Liabilities and Stockholders’ Equity	$454,185	$438,420

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands except per share data)
(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES
Customer services	$227,816	$209,346	$654,225	$607,587
COSTS AND EXPENSES
Cost of services provided	119,206	110,083	345,255	324,626
Depreciation and amortization	6,662	5,800	20,400	17,808
Sales, general and administrative	74,472	68,574	211,340	194,839
Pension curtailment gain	-	-	-	(4,176)
Gain on sales of assets	(17)	(1)	(15)	(544)
Interest income	(332)	(489)	(968)	(1,305)
	199,991	183,967	576,012	531,248
INCOME BEFORE TAXES	27,825	25,379	78,213	76,339

PROVISION FOR INCOME TAXES
Current	8,854	9,108	25,799	28,833
Deferred	1,934	1,171	5,144	2,085
	10,788	10,279	30,943	30,918
NET INCOME	$17,037	$15,100	$47,270	$45,421

NET INCOME PER SHARE - BASIC	$0.25	$0.22	$0.70	$0.67
NET INCOME PER SHARE - DILUTED	$0.25	$0.22	$0.69	$0.65

Weighted average shares outstanding – basic	67,068	68,117	67,184	67,999
Weighted average shares outstanding – diluted	68,700	70,042	68,926	70,046
DIVIDENDS PAID PER SHARE	$0.0625	$0.0500	$0.1875	$0.1500

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)
(unaudited)
	Nine months ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$47,270	$45,421
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,400	17,808
Pension curtailment gain	-	(4,176)
Provision for deferred income taxes	5,144	2,085
Gain on sales of assets	(15)	(544)
Other, net	3	(1,309)
(Increase)/decrease in assets:
Trade receivables	(9,747)	(3,186)
Materials and supplies	685	1,536
Other current assets	138	(2,059)
Other non-current assets	735	233
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	3,461	9,212
Unearned revenue	8,955	8,885
Accrued insurance	1,398	(2,484)
Accrual for termite contracts	(3,900)	(1,263)
Accrued pension	(5,000)	-
Long-term accrued liabilities	(6,666)	380
Net cash provided by operating activities	62,861	70,539
INVESTING ACTIVITIES
Purchase of equipment and property	(15,657)	(16,999)
Acquisitions of companies, net of cash acquired	(5,050)	(3,022)
Cash from sales of franchises	550	340
Proceeds from sales of assets	20	752
Net cash used in investing activities	(20,137)	(18,929)
FINANCING ACTIVITIES
Dividends paid	(12,790)	(10,304)
Common stock purchased	(19,452)	(21,313)
Common stock options exercised	435	3,229
Principal payments on capital leases	(566)	-
Other	(236)	(1,215)
Net cash used in financing activities	(32,609)	(29,603)
Effect of exchange rate changes on cash	607	745
Net increase in cash and cash equivalents	10,722	22,752
Cash and cash equivalents at beginning of period	43,065	56,737
Cash and cash equivalents at end of period	$53,787	$79,489

Supplemental disclosure of cash flow information
Cash paid for interest	$43	$130
Cash paid for income taxes	$21,338	$21,025

The accompanying notes are an integral part of these financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
								Accumulated
						Treasury	Comprehensive	Other
	Common stock		Treasury Stock		Paid	Paid	Income/	Comprehensive	Unearned	Retained
	Shares	Amount	Shares	Amount	In-capital	In-capital	(Loss)	Income/(Loss)	Compensation	Earnings	Total
Balance at December 31, 2004	69,060	$69,060	(556)	$(556)	$7,419	$3,240	$-	$(16,066)	$(3,475)	$107,927	167,549
Net Income							52,773			52,773	52,773
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(8,181)				(8,181)
Foreign Currency Translation Adjustments							1,114				1,114
NSO Stock Options							(131)				(131)
Other Comprehensive Income							(7,198)	(7,198)
Comprehensive Income							$45,575
Cash Dividends										(13,714)	(13,714)
Common Stock Purchased (2)			(1,438)	(1,438)		(5,349)				(23,446)	(30,233)
Issuance of 401(k) Company Match			90	90		2,109				-	2,199
Three-for-Two Stock Split – 2005	68	68	(164)	(164)	10					86	-
Unearned Compensation	146	146			3,490				(2,406)	(5)	1,225
Common Stock Options Exercised	805	805			2,523					-	3,328
Non-Qualified Stock Options					1,022				-	-	1,022
Balance at December 31, 2005	70,079	$70,079	(2,068)	$(2,068)	$14,464	$-	$-	$(23,264)	$(5,881)	$123,621	176,951
Net Income							47,270			47,270	47,270
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments							607				607
Other Comprehensive Income							607	607
Comprehensive Income							$47,877
Cash Dividends										(12,790)	(12,790)
Common Stock Purchased (2)			(1,007)	(1,007)		(3,655)				(14,790)	(19,452)
Issuance of 401(k) Company Match			177	177		3,655					3,832
FAS 123R adoption					(5,881)				5,881		-
Stock Compensation	286	286			1,973					25	2,284
Common Stock Options Exercised	316	316			(189)						127
Non-Qualified Stock Options					50						50
Balance at September 30, 2006	70,681	$70,681	(2,898)	$(2,898)	$10,417	$-	$-	$(22,657)	$-	$143,336	198,879

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

Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard No. 94, “Consolidation of All Majority-Owned Subsidiaries” (“SFAS 94”) and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and Rule 3A-02(a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under FASB interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R).

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of its operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2006. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets - In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, unrealized gain/losses on marketable securities and changes in the minimum pension liability.

Franchising Program - Orkin had 57 franchises as of September 30, 2006, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.1 million, $5.5 million, and $5.9 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchisees and collection on the notes is reasonably assured. Such amounts are included as a component of revenues in the accompanying Consolidated Statements of Income. The Company incurred losses from sale of pest control customers of approximately $32,000 in the third quarter of 2006, compared to a $0.5 million gain in the third quarter of 2005, and a $0.7 million gain for the nine months ended September 30, 2006 compared to a $1.6 million gain for the nine months ended September 30, 2005. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.0 million, $1.9 million, and $1.9 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $572,000 in the third quarter of 2006 compared to $549,000 in the third quarter of 2005 and were $1.7 million for the nine months ended September 30, 2006 compared to $1.5 million for the nine months ended September 30, 2005. The Company’s maximum exposure to loss relating to the franchises notes aggregated $3.1 million, $3.5 million, and $4.0 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

Consolidated Net Revenues
(in thousands)
	Net Revenues
	2006	2005	2004
First Quarter	$194,187	$183,915	$160,416	*
Second Quarter	232,222	214,326	202,725	*
Third Quarter	227,816	209,346	203,925	*
Fourth Quarter	N/A	194,830	183,818
Year ended December 31,	$654,225	$802,417	$750,884

* Restated for change in accounting principle.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding and unvested restricted stock awards during the period which, if exercised or vested, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the March 10, 2005, three-for-two stock split for all periods presented. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2006	2005	2006	2005
Basic and diluted earnings available to stockholders (numerator):	$17,037	$15,100	$47,270	$45,421
Shares (denominator):
Weighted-average shares outstanding - Basic	67,068	68,117	67,184	68,000
Effect of dilutive securities:
Employee stock options and restricted shares	1,632	1,925	1,742	2,046

Weighted-average shares outstanding – Diluted	68,700	70,042	68,926	70,046

Per share amounts:
Basic income per common share	$0.25	$0.22	$0.70	$0.67
Diluted income per common shares	$0.25	$0.22	$0.69	$0.65

In the third quarter of 2006, the Company announced that it repurchased 127,306 shares of common stock with a total of 1,006,680 shares repurchased year to date. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4 million additional shares of the Company’s common stock at its quarterly meeting on October 26, 2005. Approximately 2.3 million shares remain authorized for purchase. The stock buy-back program has no expiration date.

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 at its fiscal year-end December 31, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its Consolidated Financial Statements.

NOTE 4.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  The Plaintiffs have moved for a rehearing from the Florida Second District Court of Appeals, which Orkin has opposed. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin is appealing this ruling to the Georgia Court of Appeals. Orkin believes these cases to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	STOCKHOLDERS’ EQUITY

During the third quarter ended September 30, 2006, the Company repurchased 127,306 shares for $2.5 million under its stock repurchase program. Also, during the third quarter ended September 30, 2006, approximately 0.1 million shares of common stock were issued upon exercise of stock options by employees. For the three months ended September 30, 2005, the Company issued approximately 0.1 million shares of common stock upon exercise of stock options by employees. For the nine months ended September 30, 2006, the Company has purchased over 1.0 millions shares of common shares at a weighted average price of $19.32 per share. Also, the nine months ended September 30, 2006, the Company has issued approximately 0.5 million shares of common stock upon exercise of stock options by employees. For the nine months ended September 30, 2005, the Company issued approximately 1.1 million shares of common stock upon exercise of stock options by employees.

Stock options and time lapse restricted shares (TLRS’s) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRS’s provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The Company issued TLRS’s that vest over ten years prior to 2004. TLRS’s issued 2004 and later vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

The Company issues new shares from its authorized but unissued share pool. At September 30, 2006, approximately 4.1 million shares of the Company’s common stock were reserved for issuance. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the third quarter of 2006 based on its historical experience.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the fair value of TLRS’s granted. Prior to 2006, the Company provided pro forma disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the nine months ended September 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The only options outstanding at September 30, 2006 for SFAS 123R purposes are the grants issued during the first quarters of 2002 and 2003. The Company did not grant any stock options in any years following the 2003 grant, therefore no Black-Scholes calculation was necessary.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for Net Income for the nine months ended September 30, 2006 was $0.4 million (net of $0.3 million tax benefit) lower, than if the Company had continued to account for stock – based compensation under APB 25. There was no impact to both basic and diluted earnings per share for the three months ended September 30, 2006. Pro forma net income as if the fair value based method had been applied to all awards is as follows:

	Three months ended		Nine months ended
	September 30,		June 30,
(in thousands except per share data)	2006	2005 Pro forma	2006	2005 Pro forma
Net income as reported	$17,037	$15,100	$47,270	$45,421

Pro forma adjustments:
Add: Stock-based compensation programs recorded as expense, net of tax	461	185	1,361	555
Deduct: Total stock-based employee compensation expense, net of tax	(461)	(332)	(1,361)	(1,008)
Pro forma net income	$17,037	$14,953	$47,270	$44,968

Earnings per share:
Basic income per common share	$0.25	$0.22	$0.70	$0.67
Diluted income per common shares	$0.25	$0.22	$0.69	$0.65

Pro forma basic income per common share	$0.25	$0.22	$0.70	$0.66
Pro forma diluted income per common shares	$0.25	$0.21	$0.69	$0.64

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Time Lapse Restricted Stock:
Pre-tax compensation expense	$525	$311	$1,569	$932
Tax benefit	(204)	(126)	(621)	(377)
Restricted stock expense, net of tax	$321	$185	$948	$555

Stock options:
Pre-tax compensation expense	$228	$-	$684	$-
Tax benefit	(88)	-	(271)	-
Stock option expense, net of tax	$140	$-	$413	$-

Total Share-Based Compensation:
Pre-tax compensation expense	$753	$311	$2,253	$932
Tax benefit	(292)	(126)	(892)	(377)
Total share-based compensation expense, net of tax	$461	$185	$1,361	$555

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2006, $10.4 million and $0.6 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.6 years for TLRS’s and 1.3 years for stock options.

Options activity outstanding under the Company’s stock option plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,539	$9.24	3.98
Granted	-	N/A	N/A
Exercised	(547)	8.88	N/A
Forfeited	(58)	8.84	N/A
Outstanding at September 30, 2006	1,934	9.36	3.09	22,721
Exercisable at September 30, 2006	1,552	8.99	2.38	18,815

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended September 30, 2006 and September 30, 2005 was $0.7 million and $1.7 million, respectively. Exercise of options during the third quarter of 2006 and 2005 resulted in cash receipts of $37 thousand and $0.7 million, respectively. The Company recognized a tax benefit of approximately $0.3 million in the quarter ended September 30, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of September 30, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested as of December 31, 2005	477	16.10
Forfeited	(9)	15.91
Vested	(55)	15.51
Granted	296	21.17
Unvested at end of quarter	709	18.26

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Other Unrealized Loss	Total
Balance at December 31, 2005	$(26,536)	$3,275	$(3)	$(23,264)
Change during 2006:
Before-tax amount	-	1,000	-	1,000
Tax benefit (expense)	-	(393)	-	(393)
	-	607	-	607
Balance at September 30, 2006	$(26,536)	$3,882	$(3)	$(22,657)

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS 5, “Accounting for Contingencies,” the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	Nine months ended
	September 30,
(in thousands)	2006	2005
Beginning balance	$23,200	$25,311
Current year provision	14,906	11,089
Settlements, claims and expenditures	(18,806)	(12,352)
Ending balance	$19,300	$24,048

NOTE 8.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Service Cost	$-	$-	$-	$2,794
Interest Cost	2,035	1,975	6,104	6,392
Expected return on plan assets	(2,684)	(2,468)	(8,052)	(7,396)
Amortization of prior service benefit	-	-	-	(434)
Unrecognized Net Loss	890	1,112	2,672	3,440
Net periodic benefit cost	241	619	724	4,796
SFAS 88 Curtailment Gain	-		-	(4,176)
Total	$241	$619	$724	$620

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company experienced revenue growth of 8.8% for the third quarter ended September 30, 2006 as compared to the third quarter 2005. Revenues in the third quarter of 2006 were $227.8 million compared to $209.3 million for the third quarter of 2005. Excluding the $8.8 million revenue contribution of the Industrial Fumigant Company (IFC) for third quarter of 2006, the Company’s organic revenues grew 4.6%. IFC contributed revenue of $8.8 million, up from $7.6 million in the second quarter of 2006. The Company’s investment in sales and marketing are the driving force behind this growth. This past quarter’s organic sales growth was the Company’s best in a number of years.

The Company experienced increased revenues in the three primary areas of business with the principal contributor being Commercial Pest Control. The primary reason for the increase in revenue is the commitment of our employees to implementing the initiatives that we have put in place over the past few years. As our increase in revenues indicate these initiatives are taking root. The Company’s newly hired sales and management team continues to share in increasing the growth of the Company’s revenues. The Company has also continued to emphasize technician sales which are up 16% in 2006 and are on track to have technicians add over 50,000 customers and over $20 million of related revenue for the year ended December 31, 2006.

Commercial business, which represented almost 43% of the Company’s overall business in the third quarter, grew 17.1% including the impact of the IFC acquisition and grew 5.5% excluding the contribution of IFC, as compared to the Company’s third quarter 2005. Residential Pest Control which represents almost 39% of the business, showed the greatest growth, increasing 6.1%, up from the second quarter when it grew 4.7%. Pest control gross contract revenue (GCR) is the Company’s monthly recurring revenue. Going into the fourth quarter the Company doesn’t expect to net add new customers, so the amount of GCR carry into this slow period is important. With the growth of the last three quarters the Company will carry a 5.2% GCR advantage into the fourth quarter versus 1.2% a year ago. One of the strengths of our Company is the amount of recurring revenue it enjoys. Termite revenue which contributed around 18% of the business was basically flat.

Gross margin for the quarter improved to 47.7% in the third quarter of 2006 versus 47.4% last year. The increase in margins is due to favorable group medical costs, reduced material and supply costs, and reduced service salaries. This was partially offset by increased fleet, claim experience and the addition of IFC.

Rollins recorded net income of $17.0 million, or $0.25 per diluted share for the third quarter ended September 30, 2006, compared to $15.1 million, or $0.22 per diluted share for the third quarter ended September 30, 2005. For the nine months ended September 30, 2006 the Company recorded net income of $47.3 million with diluted earnings per share of $0.69 compare to net income $45.4 million with diluted earnings per share of $0.65 for the nine months ended September 30, 2005. Excluding the impact of the non-cash pension curtailment gain in 2005, the Company’s earnings per share increased $0.08, or 13.1% compared to the prior nine month period.

SG&A expense decreased to 32.7% of revenues in the third quarter of 2006 from 32.8% of revenues in the third quarter of 2005 as the lower SG&A of IFC as well as favorable group medical costs, reduced cost of our summer sales program and lower bad debt expense more than offset the higher salary expense related to approximately 100 plus associates the Company added to its sales force.

Depreciation and amortization totaled $6.7 million for the third quarter ended September 30, 2006 with amortization of intangibles at $3.5 million and depreciation at $3.2 million. The amortization of intangibles (primarily customer contracts valued at time of the acquisition) represents a significant non-cash charge to the income statement. Under generally accepted accounting principles (GAAP), the Company writes off the value assigned to customer contracts acquired in acquisitions over their economic life while fully expensing all costs in acquiring new customers internally. In 2006 total amortization of intangibles expense should be approximately $14.0 million. Based upon our fully diluted shares outstanding, it will represent a non cash after tax charge of $0.12 to GAAP earnings per share this year.

The tax provision for the third quarter was 38.8% down from 40.5% for the third quarter 2005.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheet remains strong. Cash and cash equivalents are $53.8 million with practically no debt. Cash flow remains very strong. Net cash provided by operating activities for the nine months ended September 30, 2006 totaled $62.9 million, decreasing $7.7 million over the same period last year. The decrease was due primarily to two factors. One factor was an increase in accounts receivable of $6.6 million. This was primarily due to the increase in revenues and a system conversion for the Company’s Canadian operations which delayed billing and collections. The Company is working to bring that back in line. The other factor was a decision made to fund the Company’s frozen pension plan earlier this year. The Company added a full contribution of $5.0 million in the second quarter this year, while the 2005 contribution was made in the fourth quarter.

Customer Service

The Company’s Pest Control customer retention is tracking to achieve the best year ever. The Company has improvement in termite customer retention as well, primarily as a result of our new “term contract” sales program. Thousands of Orkin termite customers have guarantees that are expiring, and Orkin has a great opportunity to renew their protection and keep them as a customer. In support of increasing the Company’s termite control growth rate, Rollins has formed a Termite Advisory Counsel involving some of our best field and home office employees to develop additional ways to increase termite revenue and ensure excellence in new related products and services. At the same time, our worker retention continues to improve as it has for the past 5 years or more.

The Company recognizes that an important piece of customer service is adapting to our customers’ needs, lifestyles and desires. The first steps in this regard are to make it easy for them to find Orkin, to provide easy access to the services they want, and to be the first company they think of when they are considering any type of pest control service. To that end, many customers are finding Orkin on the internet, and as a result, the Company is receiving an ever increasing number of inquiries concerning its programs and services. Currently, the Company is projecting its web site will generate a seventy percent increase in leads over the Company’s 2005 web leads. Additionally this year two-thirds of the Company’s pest control leads will come from divisional call centers and branches, while the remaining one-third will come via 1-800 phone numbers and web inquires handled by our National Orkin Customer Service Center. Today a growing amount, though still less than half, of our termite control leads will also come to us through the Orkin Customer Service Center as well.

The Company is using the internet to market to commercial customers as well. Recently the Company launched email campaigns to current customers and prospective customers to further demonstrate our expertise in targeted industry service lines. Rollins is learning, as other companies, that the internet provides numerous opportunities to attain and retain customers. One of the Company’s national accounts with a large franchise network has created a web site so their franchisees can purchase Orkin services directly through their company’s internal intranet site. An important way for Orkin to create faster growth is by doing a better job of converting phone and web leads to customers through quicker response, more effective communication, and customized service offerings.

Industry Recognition

The Company is dedicating more time and effort to select and hire good people, and our award winning training is helping us keep them. In addition to helping the Company retain employees, our training initiatives are a key component to improving customer service and customer tenure. The Company continues to expand and improve its training programs, whose centerpiece is the launch of “Orkin TV”, our interactive satellite television communications. This company-wide network links 8,000 employees through a live, and “video on demand” broadcast technology. In recognition of this tremendous training investment, Orkin’s Vice President of Learning was recognized with the Learning Practice “Silver Award” in the Learning Innovation category. The Learning Practice award competition is sponsored by Chief Learning Officer magazine.

Stock Repurchase Program

During the third quarter Rollins purchased an additional 127,306 shares of common shares at a weighted average price of $19.36 per share. In total, 2.3 million additional shares may be purchased under programs previously approved by the Board of Directors. For the nine months ended September 30, 2006, the Company has purchased over 1.0 millions shares of common shares at a weighted average price of $19.32 per share.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended September 30,		%Better/ (Worse) as Compared to Same Quarter in	Nine months ended September 30,		%Better/ (Worse) as Compared to Same Period in
(in thousands)	2006	2005	Prior Year	2006	2005	Prior Year
Revenues	$227,816	$209,346	8.8%	$654,225	$607,587	7.7%
Cost of services provided	119,206	110,083	(8.3)	345,255	324,626	(6.4)
Depreciation and amortization	6,662	5,800	(14.9)	20,400	17,808	(14.6)
Sales, general and administrative	74,472	68,574	(8.6)	211,340	194,839	(8.5)
Pension curtailment gain	-	-	-	-	(4,176)	(100.0)
Gain on sale of assets	(17)	(1)	N/M	(15)	(544)	(97.2)
Interest income	(332)	(489)	(32.1)	(968)	(1,305)	(25.8)
Income before income taxes	27,825	25,379	9.6	78,213	76,339	2.5
Provision for income taxes	10,788	10,279	(5.0)	30,943	30,918	(0.1)
Net Income	$17,037	$15,100	12.8%	$47,270	$45,421	4.1%

Revenues for the quarter ended September 30, 2006 increased to $227.8 million, an increase of $18.5 million or 8.8%. For the third quarter of 2006 the primary revenue drivers were the addition of the IFC, which was purchased on October 1, 2005 and contributed $8.8 million in revenue, as well as an increase in Orkin revenues of $6.8 million. The Company’s foreign operations accounted for less than 8% of total revenues during the third quarter 2006 compared to less than 8% of the total during the third quarter 2005.

Year to Date revenues have increased 7.7% to $654.2 million, an increase of $46.6 million, of this the IFC acquisition contributed $19.8 million. Excluding revenues resulting from the IFC acquisition, revenues grew 4.4%.

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

Consolidated Net Revenues
(in thousands)
	Net Revenues
	2006	2005	2004
First Quarter	$194,187	$183,915	$160,416	*
Second Quarter	232,222	214,326	202,725	*
Third Quarter	227,816	209,346	203,925	*
Fourth Quarter	N/A	194,830	183,818
Year ended December 31,	$654,225	$802,417	$750,884

* Restated for change in accounting principle.

Cost of Services Provided for the third quarter ended September 30, 2006 increased $9.1 million or 8.3%, compared to the quarter ended September 30, 2005. Gross margin for the quarter improved to 47.7% for the third quarter 2006 versus 47.4% in last year. The increase in margins is due to favorable group medical costs, reduced material and supply costs, and reduced service salaries. This was partially offset by increased claim experience and the addition of IFC related expenses.

Year to date Cost of Service Provided increased $20.6 million or 6.4%, compared to the nine months ended September 30, 2005.  Gross margin for the quarter improved to 47.2% for the first nine months of 2006 versus 46.6% in last year. The increase in margins is due to favorable insurance and claim experience, group medical costs and reduced materials and supplies costs. This was partially offset by higher fleet cost due to higher gasoline costs and the addition of IFC related expenses.

Depreciation and Amortization expenses for the third quarter ended September 30, 2006 increased by $0.9 million or 14.9% to $6.7 million versus the prior year quarter. The increase for the quarter and year was due primarily to the addition of the IFC.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2006 increased $5.9 million or 8.6% to 32.7% of revenues from 32.8% of revenues for the third quarter ended September 30, 2005 as the lower sales, general and administrative costs of IFC as well as favorable group medical costs, reduced cost of our summer sales program and lower bad debt expense more than offset the higher salary expense related to approximately 100 plus associates the Company added to its sales force

ROLLINS, INC. AND SUBSIDIARIES

Year to date Sales, General and Administrative increased $16.5 million or 8.5%, compared to the nine months ended September 30, 2005 representing 32.3% of revenues compared to 32.1%.  Sales, General and Administrative expenses as a percentage of revenues increased due to higher sales and administrative salaries due to the expansion of the sales force and an increase in fleet cost. This was partially offset by the lower sales, general and administrative costs of IFC as well as favorable group medical costs, and reduced cost of our summer sales program.

Income Taxes for the third quarter ended September 30, 2006 increased to $10.8 million or 5.0% for the third quarter ended September 30, 2006 and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 38.8% for the third quarter ended September 30, 2006 bringing our year to date effective rate to 39.6% versus 40.5% for the third quarter and year to date ended September 30, 2005.

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

ROLLINS, INC. AND SUBSIDIARIES

Contingency Accruals— The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations.

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

Liquidity and Capital Resources

Cash and Cash Flow
	Nine months ended September 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$62,861	$70,539
Net cash used in investing activities	(20,137)	(18,929)
Net cash used in financing activities	(32,609)	(29,603)
Effect of exchange rate changes on cash	607	745
Net increase in cash and cash equivalents	10,722	22,752
Cash and cash equivalents at end of period	$53,787	$79,489

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $62.9 million for the nine months ended September 30, 2006, compared with cash provided by operating activities of $70.5 million for the same period in 2005.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 1.0 million shares of Common Stock in the first nine months of 2006 and there remain approximately 2.3 million shares authorized to be repurchased.

The Company invested approximately $15.7 million in capital expenditures during the nine months ended September 30, 2006, compared to $17.0 million during the same period in 2005, and expects to invest between $5.0 million and $7.0 million for the remainder of 2006. Capital expenditures for the nine months consisted primarily of building purchases and the purchase of equipment replacements. During the nine months ended September 30, 2006, the Company made expenditures for acquisitions totaling $5.1 million, compared to $3.0 million during the same period in 2005. Expenditures for acquisitions for the first nine months of 2006 were funded by cash on hand. A total of 12.8 million was paid in cash dividends ($0.1875 per share) during the first nine months of 2006, compared to $10.3 million or $0.15 per share during the same period in 2005. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company received cash from the sale of franchises of $0.6 million for the first nine months of 2006 compared to $0.3 million in 2005. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of September 30, 2006 or October 15, 2006. The Company maintains approximately $41.2 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company’s fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued notices of proposed adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material effect on the Company’s results of operations, cash flows or financial position

ROLLINS, INC. AND SUBSIDIARIES

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals, which in June 2006 denied certification of the class.  The Plaintiffs have moved for a rehearing from the Florida Second District Court of Appeals. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al. and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al. cases.  In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006 certifying the class action against Orkin. Orkin is appealing this ruling to the Georgia Court of Appeals. Orkin believes these cases to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 at its fiscal year-end December 31, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its Consolidated Financial Statements.

ROLLINS, INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2006, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of September 30, 2006, this risk was not significant in the first nine months of 2006 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2005.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2006, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchasers during the three months ended September 30, 2006 were as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May yet Be Purchased Under the Repurchase Plans (2)
July 1 to 31, 2006	142,926	$19.46	127,306	2,258,644
August 1 to 31, 2006	5,373	$21.52	-	2,258,644
September 1 to 30, 2006	6,285	$20.81	-	2,258,644
Total	154,584	$19.59	127,306	2,258,644

(1) Includes repurchases in connection with exercise of employee stock options in the following amounts: July 2006: 15,620; August 2006: 5,373; September 2006: 6,285.

(2) These shares were repurchased under the plan to repurchase up to 4.0 million shares of the Company’s common stock. These plans have no expiration dates.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

ROLLINS, INC. AND SUBSIDIARIES

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

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006.

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

ROLLINS, INC.
(Registrant)

Date: October 31, 2006	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 31, 2006	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)