Form 10-K
period 2006-12-31
ROLLINS INC
filed 2007-02-28
CIK 84839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2006 was $565,497,414 based on the reported last sale price of common stock on June 30, 2006, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 68,253,766 shares of Common Stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2006
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

Orkin, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers in the United States, Canada, Mexico, Panama and Costa Rica providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, Western Pest Services, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the country. The PCO Services brand name provides similar brand recognition throughout Canada. The Company is the largest pest control provider in Canada.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Mexico, Panama and Costa Rica are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 36 and 37. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

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

Common Stock Repurchase Program

In April 2005, The Company announced that as a result of having only 276,216 shares left under the Company's stock buyback program, the Company's Board of Directors authorized the purchase of an additional 4.0 million shares of our common stock. Total share repurchases for 2006 totaled 1,006,680. In total 2,258,644 additional shares may be purchased under previously approved programs by the Board of Directors. The program does not have an expiration date.

Backlog

The dollar amount of service contracts as of the end of the Company's 2006, 2005, and 2004 calendar years was $82.6 million, $83.2 million and $81.2 million, respectively. Backlog services and orders are usually provided within the month following the month of receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

Orkin Franchise

The Company continues to expand its growth through the Orkin franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. There is a contractual buyback provision at the Company's option with a pre-determined purchase price using a formula applied to revenues of the franchise. There were 58 Company franchises at the end of 2006 compared to 57 at the end of 2005 and 49 at the end of 2004.

The Company began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000, its second international franchise in Panama in 2003 and its third international franchise in Costa Rica in 2006.

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

(in thousands)	2006	2005	2004

First Quarter	$194,187	$183,915	$160,416	*
Second Quarter	232,222	214,326	202,725	*
Third Quarter	227,816	209,346	203,925	*
Fourth Quarter	204,653	194,830	183,818

Year ended December 31,	$858,878	$802,417	$750,884

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

Federal Insecticide Fungicide and Rodentcide Act ("FIFRA")

This federal law (as amended) grants to the states the responsibility to be the primary agent in enforcement and conditions under which pest control companies operate. Each state must meet certain guidelines of the Environmental Protection Agency in regulating the following: licensing, record keeping, contracts, standards of application, training and registration of products. This allows each state to institute certain features that set their regulatory programs in keeping with special interests of the citizens' wishes in each state. The pest control industry is impacted by these federal and state regulations.

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

Employees

The number of persons employed by the Company as of January 31, 2007 was approximately 8,400 compared to approximately 8,400 at December 31, 2006 and approximately 8,000 at December 31, 2005. This increase in the number of employees in 2006 was due in part to the addition of several salespeople and several small acquisitions.

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

In the normal course of business, Orkin, one of the Company's subsidiaries, is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. This includes Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. In Butland, the Court issued a ruling certifying this as a class action, but Orkin appealed this ruling to the Florida Second District Court of Appeals, which in June 2006 denied certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin has appealed this ruling to the Georgia Court of Appeals. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Item 1.B.    Unresolved Staff Comments

None

Item 2.    Properties.

The Company's administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 400 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, the Orkin Customer Care Center located in Covington, GA, and the Pacific Division Administration and Training Center in Riverside, CA. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

Item 3.    Legal Proceedings.

Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin has appealed this ruling to the Georgia Court of Appeals. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	75	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	62	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Michael W. Knottek (3)	62	Senior Vice President and Secretary	4/23/2002
Harry J. Cynkus (4)	57	Chief Financial Officer and Treasurer	5/28/1998
Glen W. Rollins (5)	40	Vice President	4/23/2002

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2006 and 2005 (all prices were adjusted for the stock split effective March 10, 2005) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2006	High	Low		2005	High	Low

First Quarter	$21.75	$19.01	$0.0625	First Quarter	$18.98	$15.86	$0.050
Second Quarter	21.24	18.76	0.0625	Second Quarter	20.77	17.91	0.050
Third Quarter	22.08	18.97	0.0625	Third Quarter	22.08	18.82	0.050
Fourth Quarter	22.95	20.51	0.0625	Fourth Quarter	21.42	18.30	0.050

The number of stockholders of record as of January 31, 2007 was 1,757.

On January 23, 2007 the Board of Directors approved a quarterly cash dividend per common share of $0.075 payable March 12, 2007 to stockholders of record at the close of business February 12, 2007. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In April 2005, the Company announced that in addition to the 276,216 Shares still available for repurchase under the Company's existing plan, the Company's Board of Directors authorized the purchase of an additional 4.0 million shares of our common stock. Share repurchases for 2006 totaled 1,006,680 at a weighted average price of $19.34 per share. In total, 2,258,644 additional shares may be purchased under previously approved programs by the Board of Directors. The program does not have an expiration date. The following table summarizes the Company's share repurchases during the Company's fourth quarter of 2006:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2006	3,068	$22.11	—	2,258,644
November 1 to 30, 2006	11,533	$22.07	—	2,258,644
December 1 to 31, 2006	13,259	$22.06	—	2,258,644

Total	27,860	$22.07	—	2,258,644

(1)
Repurchases in connection with exercise of employee stock options.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

ASSUMES INITIAL INVESTMENT OF $100
*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS
NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6. Selected Financial Data.

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been restated for 2003 and 2002 for the three-for-two stock split effective March 10, 2003 for all shares held on February 10, 2003 and all shares prior to 2006 have been restated for the three-for-two stock split effective March 10, 2005.

	Years Ended December 31,
(in thousands except per share data)	2006	2005	2004	2003	2002

OPERATIONS SUMMARY
Revenues	$858,878	$802,417	$750,884	$677,013	$665,425
Income Before Income Taxes	95,159	87,955	98,712	60,030	43,726
Income before cumulative effect of a change in accounting principle	57,809	52,773	58,259	35,761	27,110
Cumulative effect on prior years of changing to different revenue and cost recognition method	—	—	(6,204)	—	—

Net Income	$57,809	$52,773	$52,055	$35,761	$27,110

Income Per Share – Basic:
Income before change in accounting principle	$0.86	$0.78	$0.85	$0.53	$0.40
Cumulative effect of change in accounting principle	—	—	(0.09)	—	—

Net Income	$0.86	$0.78	$0.76	$0.53	$0.40

Income Per Share – Diluted:
Income before change in accounting principle	$0.84	$0.76	$0.83	$0.51	$0.40
Cumulative effect of change in accounting principle	—	—	(0.09)	—	—

Net Income	$0.84	$0.76	$0.74	$0.51	$0.40

Dividends paid per share	$0.25	$0.20	$0.16	$0.13	$0.09

Pro forma amounts assuming the new accounting method is applied retroactively
Net Income	$57,809	$52,773	$58,259	*	*
Income Per Share – Basic:	$0.86	$0.78	$0.85	*	*
Income Per Share – Diluted:	$0.84	$0.76	$0.83	*	*

*The pro forma amounts for periods prior to 2003 are not determinable, as the newly adopted accounting method requires discrete information on claims outstanding and certain other post-contract liabilities that is not available.

FINANCIAL POSITION

	At December 31,
(in thousands)	2006	2005	2004	2003	2002

Total assets	$453,175	$438,420	$418,780	$349,904	$318,338
Non-current capital lease obligations	$124	$560	$—	$—	$—
Non-compete agreements	$660	$456	$1,700	$1,734	$2,913
Stockholders' equity	$211,459	$176,951	$167,549	$138,774	$90,690
Number of shares outstanding at year-end	67,891	68,011	68,504	67,735	67,199

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2006	2005	2004	2006	2005

Revenues	$858,878	$802,417	$750,884	7.0%	6.9%
Cost of services provided	457,869	437,160	395,334	(4.7)	(10.6)
Depreciation and amortization	26,860	24,280	23,034	(10.6)	(5.4)
Sales, general and administrative	280,578	259,763	258,893	(8.0)	(0.3)
Pension Curtailment Gain	—	(4,176)	—	(100.0)	N/M
(Gain) on sales of assets	(81)	(982)	(24,716)	(91.8)	(96.0)
Interest income	(1,507)	(1,583)	(373)	(4.8)	N/M

Income before income taxes	95,159	87,955	98,712	8.2	(10.9)
Provision for income taxes	37,350	35,182	40,453	(6.2)	13.0
Cumulative effect of a change in accounting principle	—	—	(6,204)	N/M	N/M

Net income	$57,809	$52,773	$52,055	9.5%	1.4%

General Operating Comments

The Company's addition of the Industrial Fumigant Company in October 2005, along with continued emphasis on customer retention and building recurring revenues was the primary driver of revenue growth of 7.0% for the year ended December 31, 2006.

Rollins, Inc. and Subsidiaries
Revenue Reconciliation
Revenues Excluding the Industrial Fumigant Company

	Twelve Months Ended, December 31
	2006 (unaudited)	2005 (unaudited)	$ Better/ (worse)	% Better/ (worse)

Reported net revenues	$858,878	$802,417	$56,461	7.0%
Less:
The Industrial Fumigant Company (IFC)	25,920	6,275	19,645	3.1

Net revenues excluding IFC	$832,958	$796,142	$36,816	4.6%

The non-GAAP financial measure in the table above is provided to assist in the reader's understanding of the comparability of the Company's operations for 2006 and 2005. The Company believes that revenue excluding the Industrial Fumigation Company, a non-GAAP financial measure, is a useful basis to compare the Company's results, as it shows the Company's growth in revenue without this significant acquisition (see "adjusted revenues excluding the IFC" in previous table). Management of the Company believes that this non-GAAP measure provides both management and investors with a more complete understanding of the Company's underlying operating results and operating trends. Management uses this non-GAAP financial measure to analyze and forecast the Company's operating results and trends, especially when comparing such results to the Company's prior periods and forecasts. Because the excluded item does not exhibit the same growth pattern or variances as other factors affecting the

Company's revenues and net income, management believes that the non-GAAP measure is useful for trend analysis. However, the usefulness of the non-GAAP measures is limited because the measures alone do not give a complete assessment of historical financial position, operating results or cash flows. These are reflected in the U.S. GAAP financial statements, including the Company's consolidated statement of income. The non-GAAP financial information that the Company provides may also differ from the financial information provided by other companies. Therefore, the Company only uses the non-GAAP financial measures in the context of a complete disclosure of operating results. Investors should only consider the non-GAAP measures as part of the overall analysis of the Company's financial results and trends. The previous presentation reconciles reported net revenues (U.S. GAAP amounts) to revenue excluding the Industrial Fumigant Company for the years ended December 31, 2006 and 2005. The non-GAAP information should not be construed as an alternative to reported results under U.S. GAAP.

The financial results for the twelve months ended December 31, 2005 were positively impacted by an investment in sales and marketing. The Company expanded its sales force by approximately 100 associates which resulted in the highest percentage of internal sales improvement in the Company's recent history. The Company has also continued to emphasize technician sales which are up 14.0% in 2006.

For the year ended December 31, 2006, the Company had net income of $57.8 million compared to $52.8 million in 2005, which represents a 9.5% increase. In addition to the revenue increase of 7.0%, the Company's Cost of Services Provided as a percentage of revenues decreased by 1.2 percentage points to 53.3% while Sales, General and Administrative Expenses expressed as a percentage of revenues increased 0.3 percentage points to 32.7% and our Provision for Income Taxes expressed as a percentage of income before taxes decreased 0.7 percentage points to 39.3%. In 2005 the Company's results were benefited by a pension curtailment gain of $4.2 million ($2.5 million net of tax) that did not reoccur in 2006. Net Income expressed as a percentage of revenues increased to 6.7%, a 0.1 percentage point increase. Exclusive of the 2005 curtailment gain, net income improved 15%.

Rollins, Inc. and Subsidiaries
Net Income and Earnings Per Share Reconciliation
Earnings and Earnings Per Share Excluding Pension Curtailment Gain

	Twelve Months Ended, December 31
(in thousands except per share information)	2006 (unaudited)	2005 (unaudited)	$ Better/ (worse)	% Better/ (worse)

Reported net income	$57,809	$52,773	$5,036	9.5%
Less:
Pension Curtailment Gain (net of tax)	—	2,485	2,485	100.0

Income excluding Pension Curtailment Gain	$57,809	$50,288	$7,521	15.0%

Reported Earnings Per Share – Basic	$0.86	$0.78	$0.08	10.3%
Less:
Pension Curtailment Gain (net of tax)	—	0.04	0.04	100.0

Earnings Per Share – Basic Excluding Pension Curtailment Gain	$0.86	$0.74	$0.12	16.2%

Reported Earnings Per Share – Diluted	$0.84	$0.76	$0.08	10.5%
Less:
Pension Curtailment Gain (net of tax)	—	0.04	0.04	100.0

Earnings Per Share – Diluted Excluding Pension Curtailment Gain	$0.84	$0.72	$0.12	16.7%

Average Shares Outstanding – Diluted	68,876	69,772	(896)	(1.3)%

The non-GAAP financial measures in the tables above are provided to assist in the reader's understanding of the comparability of the Company's operations for 2006 and 2005. The Company believes that adjusted income excluding pension curtailment, and adjusted earnings per share – diluted, excluding pension curtailment, both non-GAAP financial measures, are a useful basis to compare the Company's results, as it shows the Company's growth in income without unusual items (see "adjusted income, excluding pension curtailment" and "adjusted earnings per share – diluted, excluding pension curtailment" in previous table). The Company's results for 2005 include a $2.5 million pension curtailment gain, net of taxes, in connection with freezing the Company's defined benefit pension plan which was recorded in accordance with GAAP. There is no comparable gain for 2006. Management of the Company believes that this non-GAAP measure provides both management and investors with a more complete understanding of the Company's underlying operating results and operating trends. Management uses this non-GAAP financial measure to analyze and forecast the Company's operating results and trends, especially when comparing such results to the Company's prior periods and forecasts. Because the excluded item does not exhibit the same growth pattern or variances as other factors affecting the Company's revenues and net income, management believes that the non-GAAP measure is useful for trend analysis. However, the usefulness of the non-GAAP measures is limited because the measures alone do not give a complete assessment of historical financial position, operating results or cash flows. These are reflected in the U.S. GAAP financial statements, including the Company's consolidated statement of income. The non-GAAP financial information that the Company provides may also differ from the financial information provided by other companies. Therefore, the Company only uses the non-GAAP financial measures in the context of a complete disclosure of operating results. Investors should only consider the non-GAAP measures as part of the overall analysis of the Company's financial results and trends. The presentation above reconciles reported net income and earnings per share – diluted (U.S. GAAP amounts) to adjusted income excluding pension curtailment and adjusted earnings per share – diluted, excluding pension curtailment, both non-GAAP financial measures for the years ended December 31, 2006 and 2005. The non-GAAP information should not be construed as an alternative to reported results under U.S. GAAP.

For the year ended December 31, 2006, the Company's depreciation and amortization totaled $26.9 million comprised of $13.0 million of depreciation and $13.9 million of amortization of intangibles. The amortization represents a significant non-cash charge to the Statement of Income. For the year ended December 31, 2006, total amortization of intangibles expense was $13.9 million, versus $12.8 million in 2005. Based upon our fully diluted shares outstanding, amortization of intangible assets represented a charge of $0.20 pre-tax for the year ended December 31, 2006, $0.18 pre-tax for the year ended December 31, 2005, and $0.16 pre-tax for the year ended December 31, 2004. Amortization of intangible assets represented a charge of $0.12 after tax to GAAP earnings per share for the year ended December 31, 2006, $0.11 after tax to GAAP earnings per share for the year ended December 31, 2005, and $0.09 after tax to GAAP earnings per share for the year ended December 31, 2004.

For the year ended December 31, 2006, the Company's cash, short-term investments increased by $20.3 million. The Company had total cash and cash equivalents of $63.3 million as of December 31, 2006, a 47.1% increase from the year ended December 31, 2005.

The Company began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000, its second international franchise in Panama in 2003, and its third international franchise in Costa Rica in 2006. At December 31, 2006, Orkin had 58 franchises in total as compared to 57 as of December 31, 2005.

Results of Operations—2006 Versus 2005

Revenues for the year ended December 31, 2006 were $858.9 million, an increase of $56.5 million or 7.0% from 2005 revenues of $802.4 million. The Company's acquisition of the Industrial Fumigant Company in October 2005, increased revenue by $25.9 million for the year ended December 31, 2006 and by $6.3 million for the year ended December 31, 2005. The Company's historical business excluding the

Industrial Fumigant Company was $833.0 million for the year ended December 31, 2006 and $796.1 million for the year ended December 31, 2005, a $36.9 million increase or 4.6% for the year compared to 2005 (see "Adjusted net revenues excluding IFC" in earlier table).

The Company's commercial revenue grew 9.0%, due primarily to the acquisition of the Industrial Fumigant Company, expanded sales force, better customer retention in Orkin's U.S. operations, and strong growth in its Canadian business operations, which is fundamentally a commercial business. Residential pest control revenues rose by 4.9% in 2006, due to an increased number of leads received, better average selling prices, continued improvements in customer retention, and a successful price increase. Every-other-month service, the Company's primary residential pest control service offering, now comprises over 63% of our residential pest control customer base at December 31, 2006.

The Company's foreign operations accounted for approximately 7.4% of total revenues for the year ended December 31, 2006 as compared to 7.1% in 2005.

Cost of Services Provided for the year ended December 31, 2006 increased $20.7 million or 4.7%, while the expense margin expressed as a percentage of revenues decreased, representing 53.3% of revenues for the year ended December 31, 2006 and 54.5% for the prior year. The dollar increase was mainly due to the addition of the Industrial Fumigant Company, which accounted for $17.7 million of the total, as well as increases in service salaries, insurance and claims, and fleet expenses due to higher fuel costs. Service technician productivity and average pay continued to improve, which leads to better employee retention and ultimately improved customer retention. Cost of Services Provided as a percent of revenue decreased primarily due to reduced insurance and claims and favorable group medical costs.

Sales, General and Administrative for the year ended December 31, 2006 increased $20.8 million or 8.0% while the expense margin increased by 0.3 percentage points, or 32.7% of total revenues compared to 32.4% for the prior year. The dollar increase for the year was primarily a result of the acquisition the Industrial Fumigant Company, as well as increases in administrative and sales salaries. Sales, General and Administrative expenses as a percent of revenues increased due to the higher salary expense related to approximately 100 plus sales associates the Company added to its sales force, greater administrative salaries due to expansion of call centers offset by the lower relative Sales, General and Administrative cost of the Industrial Fumigant Company.

Depreciation and Amortization expenses for the year ended December 31, 2006 were $26.9 million or 10.6% higher than the prior year. The increase was due to an additional $1.5 million of depreciation and amortization expense resulting primarily from the acquisition of the Industrial Fumigant Company. The Company had approximately $18.7 million in capital expenditures during the year ended December 31, 2006 compared to $25.5 million in 2005.

In June 2005, the Company recorded a $4.2 million non-cash curtailment gain in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing our defined benefit pension plan, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered. This event did not reoccur in 2006.

Interest income for the year ended December 31, 2006 was $1.5 million, a decrease of $0.1 million compared to the year ended December 31, 2005 due to lower average invested assets over the course of 2006.

The Company's effective tax rate was 39.3% in 2006 compared to 40.0% in 2005. The effective tax rate was 40.0% for the first and second quarters of 2006, 38.8% for the third quarter and 37.8% for the fourth quarter of 2006 and in 2005 was as follows: 40.5% for the first three quarters; and 36.7% for the fourth quarter.

Results of Operations—2005 Versus 2004

Revenues for the year ended December 31, 2005 were $802.4 million, an increase of $51.5 million or 6.9% from 2004 revenues of $750.9 million. The Company's acquisitions of Western Pest Services, in April 2004, and the Industrial Fumigant Company in October 2005, increased revenue by $35.0 million for the year

The Company's commercial revenue grew 13.8% in 2005, due primarily to the acquisitions of Western Pest Services and the Industrial Fumigant Company, better customer retention in Orkin's U.S. operations, and strong growth in its Canadian business operations. Residential pest control revenues rose by 1.2% in 2005, due to an increased number of leads received, better average selling prices, continued improvements in customer retention, and successful price increase campaigns in Orkin's operations. Every-other-month service, the Company's primary residential pest control service offering, now comprised almost 61% of our residential pest control customer base at December 31, 2005.

The Company's foreign operations accounted for approximately 7.1% of total revenues for the year ended December 31, 2005 as compared to 6.5% in 2004.

Cost of Services Provided for the year ended December 31, 2005 increased $41.8 million or 10.6%, although the expense margin expressed as a percentage of revenues increased slightly, representing 54.5% of revenues for the year ended December 31, 2005 and 52.6% for the prior year. The dollar increase was mainly due to the additions of Western Pest Services and the Industrial Fumigant Company, which accounted for $24.5 million of the total, as well as increases in service salaries, insurance and claims, and fleet expenses due to higher fuel costs. Service technician productivity and average pay continued to improve in 2005, which leads to better employee retention and, in management's opinion, improved customer retention.

Sales, General and Administrative for the year ended December 31, 2005 increased $0.9 million or 0.3% while improving as a percentage of revenues by 2.1 percentage points, or 32.4% of total revenues compared to 34.5% for the prior year. The dollar increase for the year was primarily a result of the acquisitions of Western Pest Services and the Industrial Fumigant Company, as well as increases in administrative salaries, legal expenses, fleet costs, travel, advertising and promotions and other expenses.

Depreciation and Amortization expenses for the year ended December 31, 2005 were $24.3 million or 5.4% higher than the prior year. The increase was due to an additional $6.9 million of depreciation and amortization expense resulting from the acquisition of Western Pest Services and the Industrial Fumigant Company, while depreciation decreased in other areas as assets continues to become fully depreciated and amortized at a faster rate than new capital expenditures. The Company had approximately $25.5 million in capital expenditures during the year ended December 31, 2005 compared to $14.2 million in 2004.

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

The Company's effective tax rate was 40.0% in 2005 compared to 41.0% in 2004. The effective tax rate was 40.5% for the first three quarters of 2005 and 36.7% for the fourth quarter of 2005 and in 2004 was as follows: 40.5% for the first quarter; 42.7% for the second quarter; 40.5% for the third quarter; and 38.7% for the fourth quarter.

Liquidity and Capital Resources

Cash and Cash Flow

	Years ended December 31,
(in thousands)	2006	2005	2004

Net cash provided by operating activities	$85,201	$76,750	$71,513
Net cash used in investing activities	(27,981)	(51,387)	(64,288)
Net cash used in financing activities	(36,389)	(40,149)	(10,436)
Effect of exchange rate changes on cash	(552)	1,114	408

Net increase/(decrease) in cash and short-term investments	$20,279	$(13,672)	$(2,803)

The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $70.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operations generated cash of $85.2 million for the year ended December 31, 2006, compared with cash provided by operating activities of $76.8 million in 2005 and $71.5 million in 2004.

The Company invested approximately $18.7 million in capital expenditures during the year ended December 31, 2006. Capital expenditures for the year consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $12.0 million and $15.0 million in 2007 in capital expenditures. During 2006, the Company made several acquisitions totaling $10.1 million compared to $27.2 million during 2005. The acquisitions were funded fully with cash from operations in 2006. The Company continues to seek new acquisitions and will also give consideration to any attractive acquisition opportunities presented. A total of $17.0 million was paid in cash dividends ($0.0625 per share a quarter) during the year ended December 31, 2006, compared to $13.7 million or $0.05 per share a quarter during 2005. The Company repurchased 1,006,680 shares of Common Stock in 2006 and there remain 2,258,644 shares authorized to be repurchased under prior Board authorization. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of December 31, 2006. The Company maintains approximately $38.8 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action status. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. In Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al., pending in the Superior Court of Cobb County, Marietta, Georgia, the Court ruled in August 2006 certifying the class action against Orkin. Orkin has appealed this ruling to the Georgia Court of Appeals. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended, including the Petsch case. For further discussion, see Note 7 to the accompanying financial statements.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company is currently reviewing its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material adverse impact on the Company's financial condition or results of operations.

The Company made a contribution of $5.0 million to its defined benefit retirement plan (the "Plan") during 2006 and 2005 as a result of the Plan's funding status. The Company believes that it will make contributions in the amount of approximately $2.5 million in 2007. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table below, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Non-compete agreements	$746	$290	$267	$189	$—
Non-cancelable operating leases	69,054	22,428	28,776	11,570	6,280
Capital leases	622	498	124	—	—
Acquisition notes payable	234	30	90	60	54

Total (1)	$70,656	$23,246	$29,257	$11,819	$6,334

(1)
Minimum pension funding requirements are not included as such amounts have not been determined. The Company estimates that it will contribute approximately 2.5 million to the plan in fiscal 2007.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company's projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be material. Management's judgment is inherently subjective and a number of factors are outside management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Under the accounting method adopted in 2004, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The accounting principle adopted in 2004 eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted this accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms to the accounting methodology of Orkin and its subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Due to this change, in 2004 the Company recorded a cumulative adjustment to reduce net income by $6.2 million (net of income taxes). As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred and no longer accrued. The Company will continue to accrue for noticed claims.

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

Stock-Based Compensation—In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R – Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We have adopted FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R resulted in compensation expense reduced diluted net income per share by approximately $0.01 per share for 2006. Stock-based compensation expense is affected by our stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In January 2006, we adopted SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company's financial statements are more fully discussed in Note 8 – Employee Benefit and Stock Compensation Plans.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of the plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of the plan in prior financial statements. See Note 8 – Employee Benefit and Stock Compensation Plans for additional information related to this plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's financial statements beginning with the year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for the plans.

SEC Staff Accounting Bulletins

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006. SAB 108 became affective for the Company's fiscal year ended December 31, 2006 and did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in first quarter 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the expected impact of potential future pension plan contributions, future contributions of Western, expected contributions of the commercial business segment, the outcome of litigation arising in the ordinary course of business and the outcome of other litigation, as discussed in the Legal Proceedings section and elsewhere, interest rate risk and foreign exchange currency risk on the Company's financial position, results of operations and liquidity; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's expectation regarding the Company's expense for amortization of intangibles during 2007; the Company's projected 2007 capital expenditures; the impact of the Company's contractual obligations; the impact of recent accounting pronouncements; and the expected outcome of the growth of national account revenue. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

As of December 31, 2006, the Company maintained an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facility. Due to the absence of such borrowings as of December 31, 2006, this risk was not significant in 2006 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $38.8 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2006	2005

ASSETS
Cash and cash equivalents	$63,344	$43,065
Trade receivables, short-term, net of allowance for doubtful accounts of $6,132 and $4,534, respectively	52,693	47,705
Materials and supplies	8,401	9,082
Deferred income taxes	19,435	27,510
Prepaid income taxes	—	3,036
Other current assets	7,200	6,069

Total Current Assets	151,073	136,467
Equipment and property, net	72,141	65,932
Goodwill	133,606	133,743
Customer contracts and other intangible assets, net	68,610	71,841
Deferred income taxes	14,069	15,946
Trade receivables, long-term, net of allowance for doubtful accounts of $1,096 and $1,081, respectively	8,796	9,368
Other assets	4,880	5,123

Total Assets	$453,175	$438,420

LIABILITIES
Capital leases	$498	$825
Accounts payable	16,309	17,204
Accrued insurance	14,310	17,605
Accrued compensation and related liabilities	47,305	41,822
Unearned revenue	79,441	79,990
Accrual for termite contracts	8,526	10,476
Other current liabilities	18,817	21,746

Total current liabilities	185,206	189,668
Capital leases, less current portion	124	560
Accrued insurance, less current portion	23,635	18,996
Accrual for termite contracts, less current portion	11,675	12,724
Accrued pension	6,946	20,651
Long-term accrued liabilities	14,130	18,870

Total Liabilities	241,716	261,469
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 and 99,500,000 shares authorized, respectively; 70,789,181 and 70,079,254 shares issued, respectively	70,789	70,079
Paid in capital	11,737	14,464
Unearned compensation	—	(5,881)
Retained earnings	149,615	123,621
Accumulated other comprehensive loss	(17,784)	(23,264)
Treasury stock, par value $1 per share; 2,898,074 shares at December 31, 2006 and 2,068,240 shares at December 31, 2005	(2,898)	(2,068)

Total Stockholders' Equity	211,459	176,951

Total Liabilities and Stockholders' Equity	$453,175	$438,420

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2006	2005	2004

REVENUES
Customer services	$858,878	$802,417	$750,884

COSTS AND EXPENSES
Cost of services provided	457,869	437,160	395,334
Depreciation and amortization	26,860	24,280	23,034
Sales, general and administrative	280,578	259,763	258,893
Pension curtailment	—	(4,176)	—
Gain on sales of assets	(81)	(982)	(24,716)
Interest income	(1,507)	(1,583)	(373)

	763,719	714,462	652,172

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	95,159	87,955	98,712

PROVISION FOR INCOME TAXES
Current	31,343	31,529	27,375
Deferred	6,007	3,653	13,078

	37,350	35,182	40,453

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	57,809	52,773	58,259
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $4,017	—	—	(6,204)

NET INCOME	$57,809	$52,773	$52,055

INCOME PER SHARE – BASIC
Income before cumulative effect of change in accounting principle	0.86	0.78	0.85
Cumulative effect of change in accounting principle	—	—	(0.09)

Net Income per share – basic	$0.86	$0.78	$0.76

INCOME PER SHARE – DILUTED
Income before cumulative effect of change in accounting principle	0.84	0.76	0.83
Cumulative effect of change in accounting principle	—	—	(0.09)

Net Income per share – diluted	$0.84	$0.76	$0.74

Weighted average shares outstanding – basic	67,165	67,898	68,321
Weighted average shares outstanding – diluted	68,876	69,772	70,167
DIVIDENDS PAID PER SHARE	$0.25	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock		Treasury			Treasury Paid- In-Capital		Accumulated Other Comprehensive Income (Loss)
					Paid- In-Capital		Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings
(In thousands)	Shares	Amount	Stock	Amount							Total

Balance at December 31, 2003	68,356	$68,356	(621)	$(621)	$2,321	$2,087	$—	$(314)	$(107)	$67,052	$138,774

Net Income							52,055			52,055	52,055
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(18,355)				(18,355)
Foreign Currency Translation Adjustments (1)							2,408				2,408
NSO Stock Options							131				131
Realized Loss on Investments							64				64

Other Comprehensive Income							(15,752)	(15,752)

Comprehensive Income							$36,303

Cash Dividends										(10,924)	(10,924)
Common Stock Purchased			(38)	(38)		(899)					(937)
Issuance of 401(k) Company Match			83	83		2,052					2,135
Three-for-Two Stock Split – 2005	234	234	22	22						(256)	—
Unearned Compensation	152	152	—	—	3,701				(3,368)		485
Other	318	318	(2)	(2)	1,397						1,713

Balance at December 31, 2004	69,060	$69,060	(556)	$(556)	$7,419	$3,240	$—	$(16,066)	$(3,475)	$107,927	$167,549

Net Income							52,773			52,773	52,773
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(8,181)				(8,181)
Foreign Currency Translation Adjustments							1,114				1,114
NSO Stock Options							(131)				(131)

Other Comprehensive Income							(7,198)	(7,198)

Comprehensive Income							$45,575

Cash Dividends										(13,714)	(13,714)
Common Stock Purchased (2)			(1,438)	(1,438)		(5,349)				(23,446)	(30,233)
Issuance of 401(k) Company Match			90	90		2,109					2,199
Three-for-Two Stock Split – 2005	68	68	(164)	(164)	10					86	—
Unearned Compensation	146	146			3,490				(2,406)	(5)	1,225
Common Stock Options Exercised	805	805			2,523						3,328
Non-Qualified Stock Options					1,022						1,022

Balance at December 31, 2005	70,079	$70,079	(2,068)	$(2,068)	$14,464	$—	$—	$(23,264)	$(5,881)	$123,621	$176,951

Net Income							57,809			57,809	57,809
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							5,717				5,717
Foreign Currency Translation Adjustments							(237)				(237)

Other Comprehensive Income							5,480	5,480

Comprehensive Income							$63,289

Cash Dividends										(17,025)	(17,025)
Common Stock Purchased (2)			(1,007)	(1,007)		(3,655)				(14,790)	(19,452)
Issuance of 401(k) Company Match			177	177		3,655					3,832
FAS 123r Adoption					(5,881)				5,881		—
Stock Compensation	281	281			2,755						3,036
Common Stock Options Exercised & Other	429	429			399						828

Balance at December 31, 2006	70,789	$70,789	(2,898)	$(2,898)	$11,737	$—	$—	$(17,784)	$—	$149,615	$211,459

(1)    Includes translation adjustment (net of tax) of $1,683,000 relating to non-current assets as of December 31, 2003.

(2)    Charged to Retained Earnings are from purchases of the Company's Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net Income	$57,809	$52,773	$52,055
Adjustments to reconcile net income to net cash
Provided by operating activities:
Change in accounting principle, net	—	—	6,204
Depreciation and amortization	26,860	24,280	23,034
Pension curtailment	—	(4,176)	—
Provision for deferred income taxes	6,007	3,653	13,078
Stock Based Compensation Expense	1,830	739	260
Gain on sales of assets	(81)	(982)	(24,716)
Other, net	(544)	(2,834)	295
(Increase)/decrease in assets
Trade receivables	(3,784)	4,291	(6,088)
Materials and supplies	681	2,385	2,645
Other current assets	1,914	715	482
Other non-current assets	301	353	(632)
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	6,633	4,893	16,588
Unearned revenue	(550)	(31)	5,582
Accrued insurance	1,344	(1,029)	(3,703)
Accrual for termite contracts	(3,000)	(2,111)	(5,046)
Accrued pension	(5,000)	(5,000)	(3,000)
Long-term accrued liabilities	(5,219)	(1,169)	(5,525)

Net cash provided by operating activities	85,201	76,750	71,513

INVESTING ACTIVITIES
Purchase of equipment and property	(18,729)	(25,541)	(14,204)
Acquisitions of companies	(10,087)	(27,239)	(98,090)
Sales/(purchases) of marketable securities, net	—	—	21,866
Cash from Sales of Franchises	707	639	414
Proceeds from sales of assets	128	754	25,726

Net cash used in investing activities	(27,981)	(51,387)	(64,288)

FINANCING ACTIVITIES
Dividends paid	(17,025)	(13,714)	(10,924)
Common stock purchased	(19,452)	(30,308)	(937)
Common stock options exercised	1,086	3,315	2,015
Principal Payments on Capital Lease Obligations	(763)	—	—
Other	(235)	558	(590)

Net cash used in financing activities	(36,389)	(40,149)	(10,436)

Effect of exchange rate changes on cash	(552)	1,114	408

Net increase/(decrease) in cash and cash equivalents	20,279	(13,672)	(2,803)
Cash and cash equivalents at beginning of year	43,065	56,737	59,540

Cash and cash equivalents at end of year	$63,344	$43,065	$56,737

Supplemental disclosure of cash flow information
Cash paid for interest	$57	$162	$257
Cash paid for income taxes	$31,258	$30,084	$29,011

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $9.7 million $(13.8) million, and $(32.1) million in 2006, 2005, and 2004, respectively.

Significant Acquisition—During 2004 the Company purchased all of the assets and assumed certain liabilities of Western Pest Services ("Western"). The fair values of Western's assets and liabilities at the date of acquisition are presented below:

Real Estate	$11,170
Customer Contracts	49,300
Trade Name	5,700
Patents	130
Non Compete Agreement	400
Goodwill	35,106

101,806
Net Liabilities Assumed	8,357

Net Purchase Price	$110,163

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005, and 2004, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services to both residential and commercial customers.

Orkin, Inc. ("Orkin"), a wholly owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers in the United States, Canada, Mexico, Panama and Costa Rica, providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin® and PCO Services, Inc.® trademarks and the AcuridSM service mark.

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

Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Under the accounting method adopted in 2004, the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The accounting principle adopted in 2004 eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted this accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms to the accounting methodology of Orkin and its subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Due to this change, in 2004 the Company recorded a cumulative adjustment to reduce net income by $6.2 million (net of income taxes). As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred and no longer accrued. The Company will continue to accrue for noticed claims.

The Company's foreign operations accounted for approximately 7% of total revenues for the years ended December 31, 2006, 2005 and 2004. Revenues are presented net of sales taxes.

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

Advertising—Advertising expenses are charged to expense during the year in which they are incurred. The total advertising costs were approximately $36.0 million, $34.1 million, and $33.4 million 2006, 2005, and 2004, respectively.

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. As of December 31, 2006 and 2005, cash held in foreign bank accounts amounted to approximately $9.5 million and $6.2 million, respectively.

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

Equipment and Property—Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation of $13.0 million in 2006, $11.5 million in 2005, $12.1 and million in 2004 have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization. These annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, three to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and

(3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2006. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets)—In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

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

Treasury Shares—The Company records treasury stock repurchases at par value and records the difference between cost and par value as a reduction of treasury stock additional paid-in-capital and retained earnings. During 2006, 1.0 million shares were repurchased for $19.4 million. During 2005, 1.7 million shares were repurchased for $30.2 million. During 2004, 57 thousand shares were repurchased for $900 thousand.

Earnings Per Share—In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Prior basic and diluted EPS for all years has been restated for the stock split effective March 10, 2005. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Years ended December 31,
(in thousands, except per share data)	2006	2005	2004

Basic and diluted earnings available to stockholders (numerator):	$57,809	$52,773	$52,055
Shares (denominator):
Weighted-average shares outstanding – Basic	67,165	67,898	68,321
Effect of dilutive securities:
Employee Stock Options	1,711	1,874	1,846

Weighted-average shares outstanding – Diluted	68,876	69,772	70,167
Per share amounts:
Basic income per common share	$0.86	$0.78	$0.76
Diluted income per common share	$0.84	$0.76	$0.74

Translation of Foreign Currencies—Assets and liabilities reported in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables, denominated in foreign currency are included in the earnings of the current period.

Stock-Based Compensation—The Company adopted FAS 123R as of January 1, 2006. Through December 31, 2005, the Company has followed APB 25 to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant. The Company applied FAS 123 for disclosure purposes only, and recognized compensation expense on a straight-line basis over the vesting period of the award.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The following proforma net income and earnings per share (or "EPS") for 2004 and 2005 were determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by FAS 123. The 2006 actuals are presented for comparative purposes only.

	Years ended December 31,
(in thousands, except per share data)	2006 as reported	2005 pro-forma	2004 pro-forma

Net income, as reported	$57,809	$52,773	$52,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(684)	(801)

Pro forma net income	$57,809	$52,089	$51,254

Income per share:
Basic – as reported	$0.86	$0.78	$0.76
Basic – pro forma		$0.77	$0.75
Diluted – as reported	$0.84	$0.76	$0.74
Diluted – pro forma		$0.75	$0.73

The Company did not grant any stock options during 2006, 2005 or 2004.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized loss on marketable securities.

Franchising Program—Orkin had 58 franchises as of December 31, 2006, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.2 million, $5.5 million, and $5.2 million as of December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized overall gain for the sale of customer contracts of $1.0 million for the year ended December 31, 2006 compared to $1.5 million for the year ended December 31, 2005 and $1.7 million for the year ended December 31, 2004, and these amounts are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.2 million, $2.0 million, and $1.6 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $2.2 million for the year ended December 31, 2006 compared to $2.0 million for the year ended December 31, 2005 and $1.7 million for the year ended December 31, 2004. The Company's maximum exposure to loss relating to the franchises aggregated $3.0 million, $3.5 million, and $3.6 million at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Fair Value of Financial Instruments—The Company's financial instruments consist of cash and cash equivalents, short-term investments, marketable securities, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

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

Cumulative Effect of Change in Accounting Principle—Prior to 2004, traditional termite treatments were recognized as revenue at the renewal date and an accrual was established for estimated costs of reapplications and repairs to be incurred. Beginning fourth quarter 2004, the Company adopted an accounting method under which the revenue received is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred and no longer accrued. For noticed claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. The accounting principle adopted in 2004 eliminates the need to obtain actuarial estimates of the claim costs to be incurred and management's estimates of reapplication costs. Also, management believes the newly adopted accounting method more closely conforms to the current pattern under which revenues are earned and expenses are incurred, and conforms the accounting methodology of Orkin and its recently acquired subsidiary, Western Pest Services. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Due to this change, the Company recorded a cumulative effect adjustment to reduce net income by $6.2 million (net of income taxes) during 2004.

New Accounting Standards

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In January 2006, the Company adopted SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company's financial statements are more fully discussed in Note 8 – Employee Benefit and Stock Compensation Plans.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of the plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of the plan in prior financial statements. See Note 8 – Employee Benefit and Stock Compensation Plans for additional information related to this plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's financial statements beginning with the year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for the plans.

SEC Staff Accounting Bulletins

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006. SAB 108 became affective for the Company's fiscal year ended December 31, 2006 and did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in first quarter 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

2.     TRADE RECEIVABLES

Trade receivables, net, at December 31, 2006, totaling $61.5 million and at December 31, 2005, totaling $57.1 million, are net of allowances for doubtful accounts of $7.2 million and $5.6 million, respectively. Trade receivables include installment receivable amounts, which are due subsequent to one year from the balance sheet dates. These amounts were approximately $8.8 million and $9.4 million at the end of 2006 and 2005, respectively. Trade receivables also include note receivables due from franchises, which amounted to $5.2 million and $5.5 million as of December 31, 2006 and 2005, respectively. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. The Allowance For Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to company policies that are specific to pest control, commercial and termite accounts. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. Receivables due from related parties were approximately $115,000 as of December 31, 2006, and approximately $82,000 as of December 31, 2005.

3.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2006	2005

Buildings	$30,367	$25,788
Operating Equipment	55,291	47,787
Furniture and Fixtures	8,058	6,863
Computer Equipment and Systems	35,536	31,423

	129,252	111,861
Less – Accumulated Depreciation	77,868	67,037

	51,384	44,824
Land	20,757	21,108

Net property, plant and equipment	$72,141	$65,932

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangibles consist primarily of goodwill and customer contracts and also include trademarks and non-compete agreements, all related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill and certain indefinite lived trademarks was $133.6 million as of December 31, 2006 and $133.7 million as of December 31, 2005.

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

	December 31,
(in thousands)	2006	2005

Customer contracts and non-competes	$127,018	$118,746
Less: Accumulated amortization	(58,408)	(46,905)

Customer contracts and non-competes, net	$68,610	$71,841

Total intangible amortization expense was approximately $13.9 million in 2006, $12.8 million in 2005 and $10.9 million in 2004. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(in thousands)

2006	$13,146
2007	$12,027
2008	$10,560
2009	$9,131
2010	$8,961

5.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2006	2005	2004

Current:
Federal	$27,537	$26,973	$22,704
State	2,579	2,998	3,109
Foreign	1,227	1,558	1,562
Deferred:
Federal	2,864	1,146	10,459
State	2,984	2,239	3,026
Foreign	159	268	(407)

Total income tax provision	$37,350	$35,182	$40,453

The primary factors causing income tax expense to be different than the federal statutory rate for 2006, 2005 and 2004 are as follows:

	December 31,
(in thousands)	2006	2005	2004

Income tax at statutory rate	$33,306	$30,784	$34,548
State income tax expense (net of federal benefit)	3,161	3,404	3,986
Foreign tax expense	446	800	726
Other	437	194	1,193

Total income tax provision	$37,350	$35,182	$40,453

The Provision for Income Taxes resulted in an effective tax rate of 39.25% on Income Before Income Taxes for the year ended December 31, 2006. For 2005 the effective tax rate was 40.0% and for 2004 the effective tax rate was 41.0%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2006, 2005 and 2004, the Company paid income taxes of $31.3 million, $30.1 million and $29.0 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
(in thousands)	2006	2005

Deferred Tax Assets:
Termite Accrual	$6,611	$7,963
Insurance and Contingencies	15,853	18,900
Unearned Revenue	11,258	12,760
Compensation Benefits	3,434	2,798
Net Pension Liability	2,799	8,116
State Operating Loss Carryforwards	10,197	10,017
Other	4,827	4,148
Valuation Allowance	(8,563)	(6,279)

Total Deferred Tax Assets	46,416	58,423
Deferred Tax Liabilities
Depreciation and Amortization	(10,049)	(12,143)
Foreign Currency Translation	(1,922)	(1,516)
Other	(940)	(1,307)

Total Deferred Tax Liabilities	(12,911)	(14,966)

Net Deferred Tax Assets	33,505	43,457

Analysis of the valuation allowance

	December 31,
(in thousands)	2006	2005

Valuation allowance at beginning of year	$6,279	$6,287
Increase (decrease) in valuation allowance	2,284	(8)

Valuation allowance at end of year	$8,563	$6,279

As of December 31, 2006, the Company has net operating loss carryforwards for state income tax purposes of approximately $257 million, which will be available to offset future state taxable income. If not used, these carryforwards will expire between 2008 and 2024. The state net operating losses and the valuation allowance are presented on a gross basis for 2006 and 2005. Management believes that it is unlikely to be able to utilize approximately $220 million of these net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $2.3 million due to additional losses generated in the current year.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2002 and 2003. The IRS has issued Notices of Proposed Adjustment with respect to various issues. The Company has reviewed its position regarding the adjustments and plans to defend against those adjustments that are without merit. The Company does not expect the resolution of these issues, taken individually or in the aggregate, to have a material adverse impact on the Company's financial condition or results of operations.

Earnings from continuing operations before income tax includes foreign income of $2.7 million in 2006, $2.2 million in 2005 and $2.4 million in 2004. The Company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries. As of December 31, 2006, the Company had approximately $5.4 million of earnings from those international subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distribution would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions.

6.     ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, "Accounting for Contingencies," the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31,
(in thousands)	2006	2005	2004

Beginning balance	$23,200	$25,311	$43,873
Effect of change in accounting principle	—	—	(15,309)
Western Pest Services opening entry	—	—	372
Current year provision	14,420	16,679	13,433
Settlements, claims, and expenditures	(17,419)	(18,790)	(17,058)

Ending balance	$20,201	$23,200	$25,311

7.     COMMITMENTS AND CONTINGENCIES

The Company leases vehicles and equipment under operating and capital leases which are accounted for accordingly. The capital leases contractually expire at various dates through 2008. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2006 and 2005.

Following is a summary of property held under capital leases:

(in thousands)	2006	2005

Vehicles	$1,428	$2,234
Extensions	7	—
Accumulated Depreciation	(819)	(871)

Total property held under capital leases	$616	$1,363

The remainder of the leases is accounted for as operating leases expiring at various dates through 2017. Rental expense under operating lease obligations was $34.9 million, $34.9 million and $30.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2007	$22,428	$498
2008	18,236	113
2009	10,540	11
2010	7,115	—
2011	4,455	—
Thereafter	6,280	—

Total minimum obligation	$69,054	$622
Interest component of obligation	—	(6)

Present value of minimum obligation	$69,054	$616

The Company maintains credit facilities with two banks that allow it to borrow up to $70.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR) under which $38.8 million in Letters of Credit were outstanding at December 31, 2006. No borrowings were outstanding under this credit facility as of December 31, 2006, 2005 or 2004.

Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc. et al.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia and Florida. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin has appealed this ruling to the Georgia Court of Appeals. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. In the opinion of management, the outcome of these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations. Consistent with the Company's responsibilities under various regulations, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes. As these situations arise, the Company accrues management's best estimate of future costs for these activities.

Based on management's current estimates of these costs, management does not believe these costs are material to the Company's financial condition or operating results.

8.     EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

The Company maintains a noncontributory tax-qualified defined benefit retirement plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million to the plan during the year ended December 31, 2006, $5.0 million during the year ended December 31, 2005 and $3.0 million during the year ended December 31, 2004. Effective January 1, 2002, the Company adopted amendments to the Plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected in benefit obligations below.

In June 2005, the Company recorded a $4.2 million non-cash curtailment gain in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing our defined benefit pension plan, using actuarial assumptions consistent with those used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of December 31:

	December 31,
(in thousands)	2006	2005

Accumulated Benefit Obligation, end of year	$153,598	$153,027
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$153,027	$148,921
Service Cost	—	2,794
Interest Cost	8,139	8,367
Curtailment	—	(15,251)
Actuarial (gain) loss	(2,562)	12,855
Benefits Paid	(5,006)	(4,659)

Obligation at End of Year	$153,598	$153,027
CHANGE IN PLAN ASSETS
Market Value of Plan Assets at Beginning of Year	$132,376	$123,712
Actual Return on Plan Assets	14,282	8,323
Employer Contribution	5,000	5,000
Benefits Paid	(5,006)	(4,659)

Fair Value of Plan Assets at End of Year	$146,652	$132,376

Funded Status	(6,946)	(20,651)

Unrecognized Net Actuarial Loss		45,957
Unrecognized Prior Service Benefit		—

Net Amount Recognized		$25,306

    Amounts Recognized in the Statement of Financial Position consist of:

December 31,
(in thousands)	2006

Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(6,946)

$(6,946)

    Amounts Recognized in Accumulated Other Comprehensive Income consists of:

December 31,
(in thousands)	2006

Net loss	$36,283
Prior service cost	—
Net transition obligation	—

$36,283

The accumulated benefit obligation for the defined benefit pension plan was $153.6 million and $153.0 million at December 31, 2006 and 2005, respectively. (Increases) decreases in the minimum pension liability which were (charged, net of tax) credited to other comprehensive income (loss) were $9.7 million, ($13.8) million and ($32.1) million in 2006, 2005 and 2004, respectively.

The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

December 31,	2006	2005

PROJECTED BENEFIT OBLIGATION
Discount rate	5.50%	5.50%
Rate of compensation increase	N/A	N/A
NET BENEFIT COST
Discount rate	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes the Moody's Aa long-term corporate bond yield with a yield adjustment made for the longer duration of the Company's obligations. A lower discount rate increases the present value of benefit obligations

  Components of Net Periodic Benefit Cost and Other
  Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2006	2005	2004

Net Periodic Benefit Cost
Service cost	$—	$2,794	$5,186
Interest cost	8,139	8,367	8,298
Expected return on plan assets	(10,733)	(9,864)	(9,576)
Amortization of prior service cost	—	(434)	(868)
Amortization of net loss	3,563	4,552	3,379

Net periodic benefit cost	969	5,415	6,419
Curtailment Gain	—	(4,176)	—

Net Periodic Benefit Cost
After Curtailments and Settlements	$969	$1,239	$6,419

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net gain	$(6,111)
Amortization of net loss	(3,563)

Total recognized in other comprehensive income	(9,674)

Total recognized in net periodic benefit cost and other comprehensive income	$(8,705)

The estimated net loss that will be amortized in 2007 is expected to be $3.7 million. At December 31, 2006 and 2005, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $15.1 million and $13.4 million at December 31, 2006 and 2005, respectively.

The Plan's weighted average asset allocation at December 31, 2006 and 2005 by asset category, along with the target allocation for 2007, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2007
Asset category		2006	2005

Equity Securities – Rollins stock	7.9%	10.3%	10.1%
Equity Securities – all other	44.3%	44.5%	43.4%
Debt Securities – core fixed income	26.1%	25.6%	25.8%
Tactical-Fund of Equity & Debt Securities	4.9%	4.8%	2.4%
Real Estate	4.9%	4.9%	4.8%
Other	11.9%	9.9%	13.5%

Total	100.0%	100.0%	100.0%

Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $2.5 million to the pension plan in 2007 and does not expect to receive a refund in 2007. The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2007	5,421
2008	5,749
2009	6,207
2010	6,660
2011	7,219
Thereafter	44,800

Total estimated benefits payments	$76,056

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with six months of service. The plan provides for a matching contribution (made in the form of Common Stock of the Company) of fifty cents ($.50) for each one dollar ($1.00) beginning January 1, 2005 and thirty cents ($.30) for each one dollar ($1.00) prior to January 1, 2005 of a participant's contributions to the plan that do not exceed 6 percent of his or her annual compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $4.7 million in 2006, $4.2 million in 2005 and $2.7 million in 2004. At December 31, 2006, 2005 and 2004 approximately, 30.1%, 29.8% and 28.4%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the plan were approximately $159 thousand in 2006, $240 thousand in 2005 and $248 thousand in 2004.

For the year ended December 31, 2006, the Company has issued approximately 0.7 million shares of common stock upon exercise of stock options by employees. For the year ended December 31, 2005, the Company issued approximately 1.2 million shares of common stock upon exercise of stock options by employees.

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan. The stock options generally vest over a five-year period and expire ten years from the issuance date.

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

The Company issues new shares from its authorized but unissued share pool. At December 31, 2006, approximately 4.1 million shares of the Company's common stock were reserved for issuance. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRSs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for 2006 based on its historical experience.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the fair value of TLRSs granted. Prior to 2006, the Company provided pro forma disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company's net income and net income per share for the year ended December 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at December 31, 2006 for SFAS 123R purposes are the grants issued during the first quarters of 2002 and 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for Net Income for the year ended December 31, 2006 was $0.9 million (net of $0.6 million tax benefit) lower, than if the Company had continued to account for stock-based compensation under APB 25. There was no impact to both basic and diluted earnings per share for the year ended December 31, 2006. Pro forma net income as if the fair value based method had been applied to all awards as of December 31, 2005 is as follows:

The following pro forma net income and earnings per share (or "EPS") for 2004 and 2005 were determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by SFAS 123. The 2006 actuals are presented for comparative purposes only.

	Twelve months ended December 31,
(in thousands except per share data)	2006 as reported	2005 pro-forma	2004 pro-forma

Net income as reported	$57,809	$52,773	$52,055

Add: Stock-based compensation programs recorded as expense, net of tax		739	260
Deduct: Total stock-based employee compensation expense, net of tax		(1,423)	(1,061)

Pro forma net income		$52,089	$51,254

Earnings per share:
Basic income per common share	$0.86	$0.78	$0.76

Diluted income per common shares	0.84	$0.76	$0.74

Pro forma basic income per common share		$0.77	$0.75

Pro forma diluted income per common shares		$0.75	$0.73

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2006	2005	2004

Time Lapse Restricted Stock:
Pre-tax compensation expense	$2,075	$1,244	$437
Tax benefit	(804)	(505)	(177)

Restricted stock expense, net of tax	$1,271	$739	$260

Stock options:
Pre-tax compensation expense	$912	$—	$—
Tax benefit	(353)	—	—

Stock option expense, net of tax	$559	$—	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$2,987	$1,244	$437
Tax benefit	(1,157)	(505)	(177)

Total share-based compensation expense, net of tax	$1,830	$739	$260

As of December 31, 2006, $9.9 million and $0.4 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.5 years for TLRSs and 1.0 years for stock options.

Option activity under the Company's stock option plan as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2003	4,686	$8.87	5.79	28,871
Exercised	(721)	8.10
Forfeited	(208)	10.18

Outstanding at December 31, 2004	3,757	$8.95	4.96	32,262
Exercised	(1,170)	8.23
Forfeited	(47)	10.69

Outstanding at December 31, 2005	2,539	$9.24	3.98	26,574
Exercised	(688)	8.90
Forfeited	(67)	9.32

Outstanding at December 31, 2006	1,784	9.38	4.39	22,715
Exercisable at December 31, 2006	1,406	8.98	4.10	18,470

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2006 and December 31, 2005 was $8.1 million and $12.5 million, respectively. Exercise of options during the year ended December 31, 2006 and 2005 resulted in cash receipts of $1.1 million and $3.3 million, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Units
Unvested as of December 31, 2003	70	10.32
Forfeited	(3)	12.43
Vested	(28)	12.50
Granted	228	16.90

Unvested as of December 31, 2004	267	15.99
Forfeited	(11)	15.07
Vested	(4)	10.14
Granted	225	16.44

Unvested as of December 31, 2005	477	16.68
Forfeited	(15)	16.84
Vested	(55)	15.51
Granted	296	21.17

Unvested as of December 31, 2006	703	18.26

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

        Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Other Unrealized Gain/(Loss)	Total

Balance at December 31, 2003	$—	$(247)	$(67)	$(314)
Change during 2004:
Before-tax amount	(32,124)	3,967	109	(28,048)
Tax benefit (expense)	13,769	(1,559)	86	12,296

	(18,355)	2,408	195	(15,752)

Balance at December 31, 2004	(18,355)	2,161	128	(16,066)

Change during 2005:
Before-tax amount	(13,833)	1,114	—	(12,719)
Tax benefit (expense)	5,652	—	(131)	5,521

	(8,181)	1,114	(131)	(7,198)

Balance at December 31, 2005	(26,536)	3,275	(3)	(23,264)

Change during 2006:
Before-tax amount	9,674	169	—	9,843
Tax benefit (expense)	(3,957)	(406)	—	(4,363)

	5,717	(237)	—	5,480

Balance at December 31, 2006	$(20,819)	$3,038	$(3)	$(17,784)

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

The Company provides certain administrative services and rents office space to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled to $70,000 in 2006, $71,000 in 2005 and $76,000 in 2004.

11.   UNAUDITED QUARTERLY DATA

All earnings per share data for the quarters have been restated for the three-for-two stock split effective March 10, 2005.

(in thousands except per share data)	First	Second	Third	Fourth

2006
Revenues	$194,187	$232,222	$227,816	$204,653
Gross Profit (Revenues – Cost of Services Provided)	87,173	113,187	108,610	92,039
Net Income	10,903	19,330	17,037	10,539
Income per Share:

Income per Share – Basic	0.16	0.29	0.25	0.16
Income per Share – Diluted	0.16	0.28	0.25	0.15

2005
Revenues	$183,915	$214,326	$209,346	$194,830
Gross Profit (Revenues – Cost of Services Provided)	85,277	103,732	102,948	88,477
Net Income	11,596	18,725	15,100	7,352
Income per Share:

Income per Share – Basic	0.17	0.28	0.22	0.11
Income per Share – Diluted	0.17	0.27	0.22	0.11

12.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 23, 2007, authorized a 20% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.075 per share will be payable March 12, 2007 to stockholders of record at the close of business February 12, 2007. The Company's new annual dividend rate is $0.30 per share.

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

The Company engaged an independent valuation firm to determine the allocation of the Western purchase price. Such valuation resulted in the allocation of $40.8 million to Goodwill and indefinite lived intangible assets and $49.8 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 12.5 years on a straight-lined basis. The total amount of goodwill recorded as a result of the acquisition is expected to be tax deductible over the appropriate periods.

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

Pro Forma Results (Unaudited)

The pro forma financial information for 2004 presented below gives effect to the Western acquisition as if it had occurred as of the beginning of fiscal year 2004. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such year or results, which may be achieved in the future.

	Twelve Months Ended December 31,
	2006 as reported	2005 as reported	2004 pro-forma

REVENUES
Customer Services	$858,878	$802,417	$776,872

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	95,159	87,955	99,453

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$57,809	$52,773	$58,718

INCOME PER SHARE – BASIC	$0.86	$0.78	$0.86

INCOME PER SHARE – DILUTED	$0.84	$0.76	$0.84

Weighted Average Shares Outstanding – Basic	67,165	67,898	68,321
Weighted Average Shares Outstanding – Diluted	68,876	69,772	70,167

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

Based on management's evaluation as of December 31, 2006, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 74.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

As previously reported in the Company's Form 8-K filed on October 30, 2006, on October 24, 2006, the Company expanded the Board of Directors to 7 members and appointed Dr. Thomas J. Lawley, M.D., to fill the new seat as a Class III director. Dr. Lawley is the Dean of the Emory University School of Medicine. Various charitable contributions have been made by the O. Wayne Rollins Foundation to Emory University in the past, including charitable contributions made by the Foundation to the Emory University School of Medicine and to the Emory University School of Public Health. Gary W. Rollins, the Chief Executive Officer of the Company, is a director of Emory University.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 22 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the caption "Executive Compensation" included in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock", "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,262,217		$9.50	525,898
Equity compensation plans not approved by security holders	225,000	(1)	$8.51	—

Total	2,487,217		$9.38	525,898	(2)

(1)
These stock options were granted to Mr. Gary W. Rollins, Chief Executive Officer of Rollins, Inc., on January 22, 2002. The total amount of the grant was 450,000, after adjusting for all stock splits to date. However, the Company's 1998 Employee Stock Incentive Plan under which these options were granted stated that no one person may receive in any one year over 225,000 in options. (Mr. Rollins' option grant was for 450,000 shares.) Therefore, the excess is deemed not issued under a security holder approved equity compensation plan. Shares issued upon exercise of these options must be of treasury shares.

(2)
Includes 525,898 shares available for grant under the 1998 Employee Stock Incentive Plan. The 1998 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information under the caption "Certain Relationships and Related Party Transactions" included in the Proxy Statement is incorporated herein by reference. Information concerning director independence is included in the Proxy Statement, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings." This information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006 incorporated herein by reference to Exhibit (10)(l) as filed with its Form 10-K for the year ended December 31, 2005
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.

(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007
  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2)(i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended.*
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

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

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant's 10-Q filed October 31, 2006
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
(10)(j)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2)(ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(k)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006 incorporated herein by reference to Exhibit (10)(l) as filed with its Form 10-K for the year ended December 31, 2005
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007
(21)	Subsidiaries of Registrant.

(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 27, 2007	Date:	February 27, 2007

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 27, 2007

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
(Item 15)

Page Number From This Form 10-K
(1) Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2006 and 2005	36
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	37
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2006	38
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	39
Notes to Consolidated Financial Statements	40 – 64
Report of Grant Thornton LLP Independent Registered Public Accounting Firm on the Consolidated Financial Statements (2006 and 2005)	74
Management's Report on Internal Control Over Financial Reporting	75
Report of Grant Thornton LLP Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting (2006)	76
(2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	71
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$5,615	$7,195	$(5,582)	(1)	$7,228
Year ended December 31, 2005
Allowance for doubtful accounts	$5,108	$5,796	$(5,289	)(1)	$5,615
Year ended December 31, 2004
Allowance for doubtful accounts	$4,616	$5,552	$(5,060	)(1)	$5,108
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

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant's 10-Q filed October 31, 2006
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
(10)(j)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2)(ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(k)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006 incorporated herein by reference to Exhibit (10)(l) as filed with its Form 10-K for the year ended December 31, 2005
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(n)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
of Rollins, Inc.

We have audited the accompanying consolidated balance sheets of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, as listed in the Index on page 69, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in Note 1 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" and also the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" during 2006 and changed its method of accounting for the revenues and costs associated with conventional termite renewal contracts in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rollins, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 26, 2007

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of internal controls over financial reporting, as of December 31, 2006 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

The independent registered public accounting firm, Grant Thornton LLP, who has audited the consolidated financial statements for the year ended December 31, 2006, included in the 2005 annual report, have also issued their report on management's assessment of the Company's internal control over financial reporting.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of Rollins, Inc.

We have audited management's assessment included in Management's Report on Internal Controls Over Financial Reporting included in Rollins, Inc's. (a Delaware Corporation) and subsidiaries (the "Company") Form 10-K for 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
February 26, 2007

QuickLinks

Rollins, Inc. Form 10-K For the Year Ended December 31, 2006 Table of Contents
PART I
PART II
PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
PART III
PART IV
SIGNATURES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 15)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ROLLINS, INC. AND SUBSIDIARIES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO EXHIBITS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING