Form 10-Q
period 2007-03-31
ROLLINS INC
filed 2007-05-01
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Rollins, Inc. had 67,117,260 shares of its $1 par value Common Stock outstanding as of April 16, 2007.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands)
(unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$54,994	$63,344
Trade receivables, short-term, net of allowance for doubtful accounts
of $5,185 and $6,132, respectively	50,711	52,693
Materials and supplies	8,691	8,401
Deferred income taxes	19,603	19,435
Other current assets	9,971	7,200
Total Current Assets	143,970	151,073
Equipment and property, net	76,850	72,141
Goodwill	125,230	125,160
Customer contracts and other intangible assets, net	75,145	77,056
Deferred income taxes	12,956	14,069
Trade receivables, long-term, net of allowance for doubtful accounts of
$1,135 and $1,096, respectively	8,519	8,796
Other assets	5,514	4,880
Total Assets	$448,184	$453,175
LIABILITIES
Capital leases	$1,183	$498
Accounts payable	16,965	16,309
Accrued insurance	13,978	14,310
Accrued compensation and related liabilities	33,084	47,305
Unearned revenue	83,674	79,441
Accrual for termite contracts	8,345	8,526
Other current liabilities	26,406	18,817
Total current liabilities	183,635	185,206
Capital leases, less current portion	939	124
Accrued insurance, less current portion	24,265	23,635
Accrual for termite contracts, less current portion	11,455	11,675
Accrued pension	6,946	6,946
Long-term accrued liabilities	16,079	14,130
Total Liabilities	243,319	241,716
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 and 99,500,000
shares authorized, respectively; 71,384,918 and 70,789,118 shares issued, respectively	71,385	70,789
Treasury stock, par value $1 per share; 3,439,274 shares at March
31, 2007 and 2,898,074 shares at December 31, 2006	(3,439)	(2,898)
Additional paid-in capital	12,344	11,737
Accumulated other comprehensive loss	(19,017)	(17,784)
Retained earnings	143,592	149,615
Total Stockholders' Equity	204,865	211,459
Total Liabilities and Stockholders' Equity	$448,184	$453,175

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands except for per share data)
(unaudited)
	Three Months Ended
	March 31,
	2007	2006
REVENUES
Customer services	$201,232	$194,187

COSTS AND EXPENSES
Cost of services provided	106,836	107,014
Depreciation and amortization	6,686	6,793
Sales, general and administrative	67,041	62,500
Gain on sales of assets	(7)	—
Interest income	(552)	(292)
	180,004	176,015
INCOME BEFORE INCOME TAXES	21,228	18,172
PROVISION FOR INCOME TAXES
Current	6,338	5,865
Deferred	2,097	1,404
	8,435	7,269
NET INCOME	$12,793	$10,903
NET INCOME PER SHARE - BASIC	$0.19	$0.16
NET INCOME PER SHARE - DILUTED	$0.19	$0.16

Weighted average shares outstanding - basic	67,321	67,675
Weighted average shares outstanding - diluted	68,729	69,583
DIVIDENDS PAID PER SHARE	$0.075	$0.063

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)
(unaudited)
	Three Months ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$12,793	$10,903
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	6,686	6,793
Provision for deferred income taxes	2,097	1,404
Stock Based Compensation Expense	477	414
Gain on sales of assets	(7)	—
Other, net	8	(8)
Excess tax benefits from share-based payments	(2,859)	—
(Increase)/decrease in assets
Trade receivables	2,251	3,164
Materials and supplies	(290)	183
Other current assets	(2,771)	(172)
Other non-current assets	527	777
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	(5,441)	3,571
Unearned revenue	4,233	4,030
Accrued insurance	298	969
Accrual for termite contracts	(401)	(600)
Long-term accrued liabilities	1,963	(3,116)
Net cash provided by operating activities	19,564	28,312
INVESTING ACTIVITIES
Purchase of equipment and property	(6,143)	(5,433)
Acquisitions/dispositions of companies, net	(1,097)	(4,313)
Cash from Sales of Franchises	—	351
Proceeds from sales of assets	6	—
Net cash used in investing activities	(7,234)	(9,395)
FINANCING ACTIVITIES
Dividends paid	(5,320)	(4,276)
Common stock purchased	(15,481)	(4,114)
Common stock options exercised	681	281
Principal Payments on Capital Lease Obligations	(1,662)	(148)
Excess tax benefits from share-based payments	2,859	—
Other	(1,676)	(414)
Net cash used in financing activities	(20,599)	(8,671)
Effect of exchange rate changes on cash	(81)	(82)
Net increase/(decrease) in cash and cash equivalents	(8,350)	10,164
Cash and cash equivalents at beginning of year	63,344	43,065
Cash and cash equivalents at end of year	$54,994	$53,229
Supplemental disclosure of cash flow information
Cash paid for interest	$24	$9
Cash paid for income taxes	$1,339	$1,357

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
					other
	Comprehensive	Common	Treasury	Paid-in-	comprehensive	Retained
(in thousands)	income (loss)	stock	stock	capital	income (loss)	Earnings	Total
Balance at December 31, 2006		$70,789	$(2,898)	$11,737	$(17,784)	$149,615	$211,459
Cumulative effect adjustment FIN 48.						(1,676)	(1,676)
Net Income	$12,793					12,793	12,793
Minimum pension liability, net of taxes	(1,152)				(1,152)		(1,152)
Foreign currency translation adjustments	(81)				(81)		(81)
Comprehensive income	$11,560						—
Dividends declared						(5,320)	(5,320)
Common Stock Purchases			(541)			(11,820)	(12,361)
Stock-based compensation		228		554			782
Common stock options exercised		368		(2,806)			(2,438)
Deferred tax on non-qualified stock options				2,859			2,859
Balance at March 31, 2007		$71,385	$(3,439)	$12,344	$(19,017)	$143,592	$204,865

The accompanying notes are an integral part of these consolidated financial statements

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

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2006. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

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

Franchising Program – Orkin had 57 franchises as of March 31, 2007, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises aggregated $5.0 million, $5.2 million, and $5.2 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively and are recorded in the accompanying consolidated statements of financial position. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company had a net loss of approximately $10,000 in the first quarter of 2007, due to customer true-up adjustments, compared to a net gain of approximately $0.4 million in the first quarter of 2006 and these amounts are included as revenues in the accompanying Consolidated Statements of Income. Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.1 million, $2.2 million, and $2.0 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $526,000 in the first quarter of 2007 compared to $571,000 in the first quarter of 2006. The Company’s maximum exposure to loss relating to the franchises aggregated $2.9 million, $3.0 million, and $4.6 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

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

Consolidated Net Revenues
Total Net Revenues
(in thousands)	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	N/A	232,222	214,326
Third Quarter	N/A	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$201,232	$858,878	$802,417

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2.	EARNINGS PER SHARE

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

	Three months ended
	March 31,
(in thousands, except per share data)	2007	2006
Basic and diluted earnings available to stockholders (numerator):	$12,793	$10,903
Shares (denominator):
Weighted-average shares outstanding - Basic	67,321	67,675
Effect of dilutive securities:
Employee stock options and restricted shares	1,408	1,907
Weighted-average shares outstanding – Diluted	68,729	69,583

Per share amounts
Basic income per common share	$0.19	$0.16
Diluted income per common share	$0.19	$0.16

The Company bought back 592,000 shares of the Company’s common stock in the first quarter of 2007 under its authorized repurchase program at a weighted average price of $22.84 per share. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company’s strong cash flows. Accordingly, 1,666,644 shares remain authorized for purchase. The stock buy-back program has no expiration date.

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of the plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of the plan in prior financial statements. See Note 8 — Employee Benefit and Stock Compensation Plans for additional information related to this plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for the plans.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company at the beginning of fiscal 2008. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations, cash flows, and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2005. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2002.

It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1.2 million as of January 1, 2007 and March 31, 2007, respectively.

NOTE 4.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so.  Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

actively contesting these actions. Also, some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et. al.; and Jennifer Poulson v. Orkin, Inc et. al.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and California. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  The Company believes these cases to be without merit and intends to defend itself vigorously through trial or arbitration, if necessary.  At this time, the final outcome of the litigation cannot be determined.  However, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

During the first quarter ended March 31, 2007, the Company repurchased 592,000 shares at a weighted average price of $22.84 per share under its stock repurchase program of which 50,800 shares where in transit from our transfer agent at March 31, 2007. Also, during the first quarter ended March 31, 2007, approximately 0.8 million shares of common stock were issued upon exercise of stock options by employees. For the three months ended March 31, 2006, the Company repurchased 211,466 shares for $4.1 million under its stock repurchase program. Also, during the first quarter ended March 31, 2006, approximately 0.3 million shares of common stock were issued upon exercise of stock options by employees.

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

The Company issues new shares from its authorized but unissued share pool. At March 31, 2007, approximately 4.1 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2007 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at March 31, 2007 for SFAS 123R purposes are the options granted during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended
	March 31,
	2007	2006
Time lapse restricted stock:
Pre-tax compensation expense	$695	$522
Tax benefit	(276)	(209)
Restricted stock expense, net of tax	$419	$313
Stock options:
Pre-tax compensation expense	$87	$152
Tax benefit	(35)	(61)
Stock option expense, net of tax	$52	$91
Total share-based compensation:
Pre-tax compensation expense	$782	$674
Tax benefit	(311)	(270)
Total share-based compensation expense, net of tax	$471	$404

As of March 31, 2007, $13.8 million and $0.3 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.6 years for TLRS’s and 0.8 years for stock options.

Options activity outstanding under the Company’s stock option plan as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
(in thousands except per share data)	Shares	price	(in years)	value
Outstanding at December 31, 2006	$1,784	$9.38	4.39
Exercised	(803)	8.70	N/A
Forfeited	(15)	9.25	N/A
Outstanding at March 31, 2007	966	9.94	4.21	12,628
Exercisable at March 31, 2007	$1,932	$9.61	4.00	$11,437

 The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2007 and March 31, 2006 was $7.0 million and $3.4 million, respectively. Exercise of options during the first quarter of 2007 and

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2006 resulted in cash receipts of $0.7 million and $0.3 million, respectively. The Company recognized a tax benefit of approximately $2.9 million in the quarter ended March 31, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of March 31, 2007:

	Number of	Weighted
	shares	average grant-
	(in thousands)	date fair value
Unvested Restricted Stock Units
Unvested as of December 31, 2006	703	$18.26
Forfeited	(8)	19.66
Vested	(68)	13.73
Granted	236	21.16
Unvested at March 31, 2007	863	$19.40

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

			Unrealized
	Minimum	Foreign	Loss on
	Pension	Currency	Marketable
	Liability	Translation	Securities	Total
Balance at December 31, 2006	$(20,819)	$3,038	$(3)	(17,784)
Change during 2007:
Before-tax amount	—	(131)	—	(1,808)
Tax benefit (expense)	(1,152)	50	—	(1,102)
	(1,152)	(81)	—	(1,233)
Balance at March 31, 2007	$(21,971)	$2,957	$(3)	(19,017)

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS 5, “Accounting for Contingencies,” the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Beginning balance	$20,201	$23,200
Current year provision	1,818	14,420
Settlements, claims and expenditures	(2,219)	(17,419)
Ending balance	$19,800	$20,201

NOTE 8.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three months ended
	March 31,
(in thousands)	2007	2006
Interest cost	$2,075	$2,035
Expected return on plan assets	(2,812)	(2,610)
Unrecognized net loss	781	890
Net periodic benefit cost	$44	$315

In June 2005, the Company curtailed its defined benefit pension plan in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, (“SFAS No. 88”). SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, an adjustment must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered. Due to the curtailment there are no longer any service costs for the plan.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the first quarter ended March 31, 2007 the Company reported net income of $12.8 million with diluted earnings per share of $0.19. This compares to $10.9 million or $0.16 per diluted share for the first quarter last year, representing a 17.3 % increase in net income for the quarter and an 18.8% increase in earnings per share.

Revenue for the first quarter grew 3.6% to $201.2 million compared to $194.2 million for the first quarter ended March 31, 2006. Revenue by service offering: our Commercial Pest Control revenue which now represents 43% of our overall revenue grew 5.3%. Revenue of our Residential Pest Control, which represents almost 37% of the business continues to show good growth, increasing 4.5% in the quarter. With the growth, the Company last year and the first quarter, we earned a 4.8% increase in pest control gross contract revenue (GCR) in the first quarter compared to the quarter a year ago, versus 3.3% quarter over quarter increase this time a year ago. One of the strengths of our Company is the amount of recurring revenue we enjoy. The Company is continuing to grow primarily due to the success and progress of the growth initiatives and improvements in customer retention that have been put in place.

Revenue of our Termite service offering, which contributed less than 20% of revenue, was down 2.1% during the first quarter ended March 31, 2007. With the late spring this year, our termite business got off to a slow start. Also, March had one less business day in the month than last year which impacts all of our service offerings but in particular Termite.

The Company had a strong improvement, 200 basis points in our gross margin for the quarter. It improved to 46.9% in the first quarter of 2007 versus 44.9% last year. Almost half the improvement in margins is due to improvement in the cost of risk, with reductions in insurance, litigation and in particular termite expense. This quarter termite claims expense is down nearly a million dollars from the first quarter last year.   In addition we enjoyed reductions in material and supply costs due to price decreases as some of the chemicals have come off patent protection. Rollins also experienced reductions in personnel related costs, primarily pension costs.

Depreciation and amortization remained basically unchanged at $6.7 million for the first quarter ended March 31, 2007 with amortization of intangibles at $3.3 million and depreciation at $3.4 million. In 2007, total amortization of intangible expense from writing off the value assigned to customer contracts acquired in acquisitions over their economic life will be approximately $14 million. Based upon our fully diluted shares outstanding, it represents a non-cash after tax charge of $0.12 to Generally Accepted Accounting Principles earnings per share this year.

Selling, General & Administrative expense increased 110 basis points to 33.3% of revenues in the first quarter of 2007 reflecting the higher salary expense related to the continued build up in our sales force across all service lines

Rollins’ balance sheet remains strong. Cash and cash equivalents this quarter stand at $55.0 million with practically no debt. Our cash flow remains very strong. While our net cash provided by operating activities for the quarter totaled $19.6 million, a decrease from last year, most of the differences relate to timing of when some payments were made this year versus Last year and not a reflection of any fundamental change in the business.

The Company continues to return money to our shareholders through our dividend as well as our ongoing stock buyback program. Through these two programs we have returned over $17.7 million to our shareholders this quarter. On January 23, 2007 Rollins increased the quarterly dividend 20%, to 7.5 cents per share. This represented the fifth consecutive year the dividend has been increased a minimum of 20%. In addition, the Company repurchased 592,000 shares of common stock at a weighted average price of $22.84 per share during the quarter. Approximately 1.7 million additional shares may be purchased under programs previously approved by the board of Directors.

Business

With strong recurring revenue, both Commercial Pest Control and Residential Pest Control were strong contributors to the Company’s results in the first quarter ended March 31, 2007. With a late spring this year, the company’s termite business got off to a slow start; however, spring comes each year with its pests that have been dormant during the cold months, including ants, roaches, termites and other insects become more active or hatch with increased temperatures.

The first quarter with the absence of pest pressure due to the temperature resulted in the lowest amount of sales leads of any quarter. With the arrival of warmer weather, leads will increase greatly in April and continue from May through September. As a result, we anticipate sales leads each month will be greater than the total for the entire first quarter. In the fall, sales leads

ROLLINS, INC. AND SUBSIDIARIES

drop off in the fourth quarter, with the cycle repeating itself each year. As the weather warms, the Company’s advertising begins with the start of the Orkin radio and TV commercials both nationally and regionally targeted to attract new customers and to alert existing customers to our full range of services.

Orkin has increased staff at the Orkin Customer Service Center (OCSC) to handle what we believe will be an increasing number of web and phone leads throughout the year. In March, again as we entered spring, we saw a seventy plus percent increase in these leads over the prior year. For the full year 2006 internet marketing generated more than fifteen percent of our total leads, a seventy-four percent increase over 2005. The Company anticipates that it will see an even larger percentage of leads that will come from the Orkin website in 2007 as consumers continue to move to the Internet.

During 2006 Rollins added over 100 employees to its sales force, including both sales people and sales managers and will be adding another 50 individuals during 2007 to further enhance our sales capabilities in both commercial and residential.

Technology

Rollins is continuing to invest in PowerTrak, our proprietary hand-held computer initiative for its Gold Medal Protection Program. The Gold Medal Protection Program is a premium commercial service that is offered to high-end customers primarily in the food manufacturing and processing industries, healthcare and “table cloth” restaurants. PowerTrak provides us with a competitive advantage in the high-end commercial marketplace where the Company will soon have over 12,000 of its leading commercial accounts benefiting from this technology.

Termite Control

The Company believes it has an opportunity to accelerate its termite control business. The damage done by termites exceeds $5.0 billion annually. New chemicals and treatments that have been introduced in the past few years make this a less risk adverse business today than it was in the past. The high customer satisfaction the Company has been receiving in connection with its termite control, combined with quality control programs and the efficacy of the treatments has been highlighted by the fact that over the past five years Rollins has continued to see a significant decline in the number of new claims that have been filed against the Company. During the first quarter ended March 31, 2007 the Company experienced the lower claims with claim dollars for the trailing 12 months with claim dollars down 31% as compared to the comparable figure last year..

The award winning training of Rollins’ termite technicians in Orkin treating procedures has been central to providing customers with superior service. Orkin University recently implemented a number of learning solutions that will contribute to termite sales growth. In February Rollins began distributing monthly lesson plans for the skill development of termite sales associates. Last month the Company initiated broadcasts of a technical training program for new termite sales associates on the Orkin satellite training network.

Industry Recognition

The Company was pleased in February to have been recognized for the fifth year in a row by Training Magazine as part of its prestigious Top 125 list of organizations that excel at human capital development.

New International Franchises

In April 2007, the Company announced the addition of two new International franchises to the Orkin network, bringing the International franchise count to 5. In addition to franchise operations in Mexico, Panama, and Costa Rica, the Company is continuing to increase its presence in Latin America with the addition of an Orkin franchise in Honduras. In addition, the Company opened its first franchise in the Middle East, in the United Arab Emirates.

Rollins has invested in new personnel, improved web presence and termite training and is poised as warm weather begins to have a successful sales season.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations

			%Better/(worse)
	Three months ended		as compared to
	March 31,		same quarter in
(in thousands)	2007	2006	prior year
Revenues	$201,232	$194,187	3.6%
Cost of services provided	106,836	107,014	0.2
Depreciation and amortization	6,686	6,793	1.6
Sales, general and administrative	67,041	62,500	(7.3)
Gain on sale of assets	(7)	—	100.0
Interest income	(552)	(292)	89.0
Income before income taxes	21,228	18,172	16.8
Provision for income taxes	8,435	7,269	(16.0)
Net Income	$12,793	$10,903	17.3%

Revenues for the quarter ended March 31, 2007 increased to $201.2 million, an increase of $7.0 million or 3.6%. For the first quarter of 2007 the primary revenue driver was an increase in Orkin’s pest control revenues of $4.3 million which saw increases in both residential and commercial revenues. The Company’s foreign operations accounted for less than 7% of total revenues during the first quarter 2006 compared to less than 8% of the total during the first quarter 2006.

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

Consolidated Net Revenues
Total Net Revenues
(in thousands)	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	N/A	232,222	214,326
Third Quarter	N/A	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$201,232	$858,878	$802,417

Cost of Services Provided for the first quarter ended March 31, 2007 decreased $0.2 million or 0.2%, compared to the quarter ended March 31, 2006. Gross margin for the quarter improved to 46.9% for the first quarter 2007 versus 44.9% in last year. Half of the increase in margins is due to improvement in the cost of risk with reductions in insurance, litigation and termite claims expense.  The Company also experienced reductions in personnel related costs, primarily pension costs and reduced material and supply costs.

Depreciation and Amortization expenses for the first quarter ended March 31, 2007 were $6.7 million, a decrease of 1.6% or $0.1 million versus the prior year first quarter due to the full amortization of software.

Sales, General and Administrative Expenses for the first quarter ended March 31, 2007 increased $4.5 million or 7.3% to 33.3% of revenues from 32.2% of revenues for the first quarter ended March 31, 2006. The increase reflects higher salary expense related to the continued build up in our sales positions across all service lines.

Income Taxes for the first quarter ended March 31, 2007 increased to $8.4 million or 16.0% for the First quarter ended March 31, 2006 and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 39.7% for the first quarter ended March 31, 2007 versus 40.0% for the first quarter ended March 31, 2006.

ROLLINS, INC. AND SUBSIDIARIES

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

Revenue Recognition—The Company’s revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and Cash Flow
	Three months ended March 31,
(in thousands)	2007	2006
Net cash provided by operating activities	$19,564	$28,312
Net cash used in investing activities	(7,234)	(9,395)
Net cash used in financing activities	(20,599)	(8,671)
Effect of exchange rate changes on cash	(81)	(82)
Net increase in cash and cash equivalents	(8,350)	10,164
Cash and cash equivalents at beginning of period	63,344	43,065
Cash and cash equivalents at end of period	$54,994	$53,229

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $19.6 million for the three months ended March 31, 2007, compared with cash provided by operating activities of $28.3 million for the same period in 2006 due to the timing of payables and accrued expenses.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 0.6 million shares of Common Stock in the first three months of 2007 and there remain approximately 1.7 million shares authorized to be repurchased.

The Company invested approximately $6.1 million in capital expenditures during the three months ended March 31, 2007, compared to $5.4 million during the same period in 2006, and expects to invest between $12.0 million and $15.0 million for the remainder of 2007. Capital expenditures for the three months consisted primarily of building purchases and the purchase of equipment replacements. During the three months ended March 31, 2007, the Company made expenditures for acquisitions totaling $1.1 million, compared to $4.3 million during the same period in 2006. Expenditures for acquisitions for the first three months of 2007 were funded by cash on hand. A total of 5.3 million was paid in cash dividends ($0.075 per share) during the first three months of 2007, compared to $4.3 million or $0.0625 per share during the same period in 2006. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company did not sell any franchises during the first three months of 2007 compared to $0.4 million in 2006. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of March 31, 2007 or April 15, 2007. The Company maintains approximately $40.8 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company’s fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the court issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so.  Other class actions against Orkin, and in some instances the Company, are also being vigorously defended, including the Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et. al.; and Jennifer Poulson v. Orkin, Inc. et.al.; cases.  In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006 certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  Maciel and Poulson have both been filed in the Superior Court, Los Angeles County, California. Orkin believes these lawsuits or arbitrations to be without merit and intends to defend itself vigorously through trial or arbitration, if necessary.  At this time, the final outcome of the litigation cannot be determined.  In the opinion of management, the ultimate

ROLLINS, INC. AND SUBSIDIARIES

resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.  For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of the plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of the plan in prior financial statements. See Note 8 — Employee Benefit and Stock Compensation Plans for additional information related to this plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for the plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for us at the beginning of fiscal 2009. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations, cash flows, and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2005. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2002.

It is reasonably possible that the amount of the unrecognized benefit with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1.2 million as of January 1, 2007 and March 31, 2007, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; management’s expectations that the resolution of pending income tax audits will not have a material adverse impact on the Company’s financial condition or results of operations; the Company’s belief that it is continuing to grow primarily due to the success and progress of the growth initiatives that have been put in place; management’s expectation regarding the Company’s expense for amortization of intangibles during 2007; our current belief that sales leads will increase greatly in April and, from May through September, sales leads each month will be greater than the total for the entire first quarter, and that these sales leads will drop off in the fourth quarter, and that this process will repeat itself each year; our belief that we will experience an increasing number of phone leads throughout the year; our belief that we will see an even larger percentage of leads that will come from the internet in 2007; our plan to add another 50 individuals to our sales force during 2007 to further enhance our sales capabilities; our belief that PowerTrak provides us with a competitive advantage in the high-end commercial marketplace which will service over 12,000 commercial accounts; our belief that we have an opportunity to accelerate our termite control business; our belief that the termite business is a less risk adverse business today than it was in the past; our belief that our Orkin University training program will contribute to termite sales for us; our belief that we are poised as cold weather subsides to have a successful termite sales season; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; and the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The Company does not undertake to update its forward looking statements.

ROLLINS, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of March 31, 2007, this risk was not significant in the first three months of 2007 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2006.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2007, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchasers during the three months ended March 31, 2007 were as follows (in thousands, except per share data):

			Total number of	Maximum number
	Total	Weighted	shares purchased	of shares that may
	number	average	as part of publicly	yet be purchased
	of shares	price paid	announced repurchase	under the repurchase
Period	purchased (1)	per share	plans (2)	plans (2)
January 1 to 31, 2007	251,606	$21.59	—	2,258,644
February 1 to 28, 2007	119,685	22.70	98,400	2,160,244
March 1 to 31, 2007	510,484	22.93	493,600	1,666,644
Total	881,775	$22.52	592,000	1,666,644

(1) Includes repurchases in connection with exercise of employee stock options in the following amounts: January 2007: 251,606; February 2007: 71,517; March 2007: 51,106.

(2) These shares were repurchased under the plan to repurchase up to 4.0 million shares of the Company’s common stock. These plans have no expiration dates.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

(B) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated August 20, 1987, incorporated herein by reference to Exhibit (3)(i)(B) to the registrant’s Form 10-K for the year ended December 31, 2004.

(C) Certificate of Change of Location of Registered Office and of Registered Agent dated March 22, 1994, incorporated herein by reference to Exhibit (3)(i)(C) filed with the registrant’s Form 10-Q filed August 1, 2006.

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006.

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit (3) (iii) as filed with the registrant’s Form 10-Q for the quarterly period ended March 31, 2004.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(10.1)	Form A of Executive Bonus Plan for Fiscal Year 2007, incorporated herein by reference to Exhibit (10)(t) as filed with the registrant’s Form 8-K dated February 26, 2007.
(10.2)	Form B of Executive Bonus Plan for Fiscal Year 2007, incorporated herein by reference to Exhibit (10)(u) as filed with the registrant’s Form 8-K dated February 26, 2007.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 30, 2007	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: April 30, 2007	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

- 25 -