Form 10-Q
period 2007-06-30
ROLLINS INC
filed 2007-08-01
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Rollins, Inc. had 67,379,492 shares of its $1 par value Common Stock outstanding as of July 16, 2007.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands)
(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$57,044	$63,344
Trade receivables, short-term, net of allowance for doubtful accounts
of $6,979 and $6,132, respectively	62,118	52,693
Materials and supplies	8,740	8,401
Deferred income taxes	18,528	19,435
Other current assets	9,621	7,200
Total Current Assets	156,051	151,073
Equipment and property, net	77,634	72,141
Goodwill	125,974	125,160
Customer contracts and other intangible assets, net	76,048	77,056
Deferred income taxes	12,886	14,069
Trade receivables, long-term, net of allowance for doubtful accounts of
$1,135 and $1,096, respectively	8,908	8,796
Other assets	5,873	4,880
Total Assets	$463,374	$453,175
LIABILITIES
Capital leases	$1,270	$498
Accounts payable	24,712	16,309
Accrued insurance	14,225	14,310
Accrued compensation and related liabilities	40,052	47,305
Accrual for termite contracts	7,789	8,526
Other current liabilities	20,186	18,817
Unearned revenue	85,754	79,441
Total current liabilities	193,988	185,206
Capital leases, less current portion	1,013	124
Accrued insurance, less current portion	24,663	23,635
Accrual for termite contracts, less current portion	10,511	11,675
Accrued pension	6,946	6,946
Long-term accrued liabilities	17,943	14,130
Total Liabilities	255,064	241,716
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, no shares issued	—	—
Common stock, par value $1 per share; 170,000,000 and 99,500,000 shares authorized, respectively; 71,463,604 and 70,789,118 shares issued,
respectively	71,464	70,789
Treasury stock, par value $1 per share; 4,102,774 and
2,898,074 shares, respectively	(4,103)	(2,898)
Additional paid-in capital	13,085	11,737
Accumulated other comprehensive loss	(17,556)	(17,784)
Retained earnings	145,420	149,615
Total Stockholders' Equity	208,310	211,459
Total Liabilities and Stockholders' Equity	$463,374	$453,175

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Customer services	$239,618	$232,222	$440,850	$426,408
COSTS AND EXPENSES
Cost of services provided	121,601	119,035	228,437	226,049
Depreciation and amortization	6,911	6,945	13,597	13,738
Sales, general and administrative	76,787	74,368	143,828	136,868
(Gain)/loss on sales of assets	(89)	2	(96)	1
Interest income	(522)	(344)	(1,074)	(636)
	204,688	200,006	384,692	376,020
INCOME BEFORE INCOME TAXES	34,930	32,216	56,158	50,388

PROVISION FOR INCOME TAXES
Current	13,455	11,079	19,793	16,945
Deferred	236	1,807	2,333	3,210
	13,691	12,886	22,126	20,155
NET INCOME	$21,239	$19,330	$34,032	$30,233
NET INCOME PER SHARE - BASIC	$0.32	$0.29	$0.51	$0.45
NET INCOME PER SHARE - DILUTED	$0.31	$0.28	$0.50	$0.44

Weighted average shares outstanding - basic	66,977	67,556	67,148	67,243
Weighted average shares outstanding - diluted	67,675	69,243	67,874	69,040
DIVIDENDS PAID PER SHARE	$0.075	$0.063	$0.150	$0.125

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)
(unaudited)
	Six Months ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$34,032	$30,233
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,597	13,738
Provision for deferred income taxes	2,333	3,210
Stock Based Compensation Expense	1,572	1,500
(Gain)/loss on sales of assets	(96)	1
Excess tax benefits from share-based payments	(2,924)	(50)
Other, net	(85)	(496)
(Increase)/decrease in assets
Trade receivables	(9,492)	(9,605)
Materials and supplies	(339)	537
Other current assets	(2,389)	(912)
Other non-current assets	(1,231)	(21)
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	1,362	(193)
Unearned revenue	6,314	4,388
Accrued insurance	943	1,768
Accrual for termite contracts	(1,900)	1,000
Accrued pension	—	(5,000)
Long-term accrued liabilities	3,763	(5,146)
Net cash provided by operating activities	45,460	34,952
INVESTING ACTIVITIES
Purchase of equipment and property	(10,099)	(11,351)
Acquisitions/dispositions of companies, net	(4,343)	(5,020)
Cash from Sales of Franchises	—	401
Proceeds from sales of assets	58	—
Net cash used in investing activities	(14,384)	(15,970)
FINANCING ACTIVITIES
Dividends paid	(10,240)	(8,556)
Common stock purchased	(30,868)	(17,290)
Common stock options exercised	879	381
Principal Payments on Capital Lease Obligations	(1,451)	(393)
Excess tax benefits from share-based payments	2,924	50
Other	—	73
Net cash used in financing activities	(38,756)	(25,735)
Effect of exchange rate changes on cash	1,380	909
Net decrease in cash and cash equivalents	(6,300)	(5,844)
Cash and cash equivalents at beginning of year	63,344	43,065
Cash and cash equivalents at end of year	$57,044	$37,221
Supplemental disclosure of cash flow information
Cash paid for interest	$53	$90
Cash paid for income taxes	$15,689	$14,064

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
					Accumulated
					other
	Comprehensive	Common	Treasury	Paid-in	comprehensive	Retained
(in thousands)	income (loss)	stock	stock	capital	income (loss)	Earnings	Total
Balance at December 31, 2006		$70,789	$(2,898)	$11,737	$(17,784	$149,615	$211,459
Cumulative effect adjustment FIN 48.						(1,676)	(1,676)
Net Income	$34,032					34,032	34,032
Pension liability, net of taxes	(1,152)				(1,152		(1,152)
Foreign currency translation adjustments	1,380				1,380		1,380
Comprehensive income	$34,260						—
Dividends declared						(10,240)	(10,240)
Common Stock Purchases			(1,205)			(26,311)	(27,516)
Stock-based compensation		228		1,345			1,573
Common stock options exercised		447		(2,921)			(2,474)
Excess tax benefits from share-based payments				2,924			2,924
Balance at June 30, 2007		$71,464	$(4,103)	$13,085	$(17,556)	$145,420	$208,310

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, the results of its operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash and Cash Equivalents—The Company considers all investments with an original or purchased maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

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

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, unrealized gain/losses on marketable securities and changes in the pension liability.

Franchising Program – Orkin had 55 franchises as of June 30, 2007, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, Honduras, established in 2007 and the United Arab Emirates, established in 2007. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises aggregated $4.3 million, $5.2 million, and $5.6 million as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company had a net loss of approximately $57 thousand in the second quarter of 2007, due to customer true-up adjustments, compared to a net gain of approximately $0.4 million in the second quarter of 2006 and was $67 thousand for the six months ended June 30, 2007 compared to $0.8 millions for the six months ended June 30, 2006. These amounts are included as revenues in the accompanying Consolidated Statements of Income. Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.1 million, $2.2 million, and $2.0 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties were $0.9 million during the second quarter ended June 30, 2007 compared to $0.6 million during the second quarter ended June 30, 2006 and were $1.3 million for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2006. The Company’s maximum exposure to loss relating to the franchises aggregated $2.2 million, $3.0 million, and $3.5 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, cash equivalents, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

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

Consolidated Net Revenues
(in thousands)
	Total Net Revenues
(in thousands)	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	239,618	232,222	214,326
Third Quarter	N/A	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$440,850	$858,878	$802,417

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2.	EARNINGS PER SHARE

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2007	2006	2007	2006
Basic and diluted earnings available to stockholders
(numerator):	$21,239	$19,330	$34,032	$30,233
Shares (denominator):
Weighted-average shares outstanding – Basic	66,977	67,556	67,148	67,243
Effect of dilutive securities:
Employee stock options and restricted shares	698	1,687	726	1,797
Weighted-average shares outstanding – Diluted	67,675	69,243	67,874	69,040

Per share amounts
Basic income per common share	$0.32	$0.29	$0.51	$0.45
Diluted income per common share	$0.31	$0.28	$0.50	$0.44

The Company bought back 612,700 shares of the Company’s common stock on the open market during the second quarter ended June 30, 2007 under its authorized repurchase program at a weighted average price of $22.84 per share, with a total of 1,204,700 shares repurchased during the six months ended June 30, 2007 at a weighted average price of $22.84 per share. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4.0 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company’s strong cash flows. Accordingly, 1,053,944 shares remain authorized for purchase. The stock buy-back program has no expiration date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition,

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million. There have been no significant changes to these amounts during the quarter ended June 30, 2007.

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

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1.3 million as of January 1, 2007 and June 30, 2007, respectively.

On May 2, 2007 the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  The definition of settlement in FIN 48-1 does not have a material effect on the cumulative effect adjustment as recorded by the Company upon adoption of FIN 48.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF Issue 06-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2007 (January 1, 2008 for calendar-year entities). Entities should apply the consensus prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the effects of the adoption of EITF Issue 06-11 on our consolidated results of operations, cash flows, and financial position.

NOTE 4.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will oppose any effort by the Plaintiffs to do so.  Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Also, some lawsuits or arbitrations have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; and Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et. al.; and Jennifer Poulson v. Orkin, Inc et. al.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia, Florida, and California. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  Petsch and Poulson have been resolved on an individual basis with the Plaintiffs dismissing their cases including their class action allegations. The Company believes the pending cases to be without merit and intends to defend itself vigorously through trial, if necessary.  At this time, the final outcome of the litigation cannot be determined.  However, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

During the second quarter ended June 30, 2007, the Company repurchased 0.6 million shares on the open market at a weighted average price of $22.84 per share under its stock repurchase program with a total of 1.2 million shares repurchased during the six months ended June 30, 2007 at a weighted average price of $22.84 per share. Also, during the second quarter ended June 30, 2007, approximately 0.2 million shares of common stock were issued upon exercise of stock options by employees with approximately 1.0 million shares of common stock issued upon exercise of stock options by employees for the six months ended June 30, 2007.

Stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRS’s provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue.  The Company issued TLRS’s that vest over ten years prior to 2004.  TLRS’s issued 2004 and later vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant.  During these years, grantees receive all dividends declared and retain voting rights for the granted shares.  The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The Company also issues restricted stock units to non-U.S. residents. These awards are similar to TLRS’s except that the recipient does not receive voting rights or dividends on the unvested units.

The Company buys common shares owned by employees to pay the employees share of the tax on the vesting of restricted shares.  These amounts are included in the Statement of Cash Flows under the caption Common stock purchased.

The Company issues new shares from its authorized but unissued share pool. At June 30, 2007, approximately 1.6 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the second quarter ended June 30, 2007 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at June 30, 2007 for SFAS 123R purposes are the options granted during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Time lapse restricted stock:
Pre-tax compensation expense	$704	$522	$1,398	$1,044
Tax benefit	(275)	(211)	(545)	(423)
Restricted stock expense, net of tax	$429	$311	$853	$621

Stock options:
Pre-tax compensation expense	$87	$304	$174	$456
Tax benefit	(34)	(123)	(68)	(185)
Stock option expense, net of tax	$53	$181	$106	$271

Total share-based compensation:
Pre-tax compensation expense	$791	$826	$1,572	$1,500
Tax benefit	(309)	(334)	(613)	(608)
Total share-based compensation expense, net of tax	$482	$492	$959	$892

As of June 30, 2007, $13.1 million and $0.2 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.3 years for TLRS’s and 0.5 years for stock options.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Options activity outstanding under the Company’s stock option plan as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

(in thousands except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,784	$9.38	4.39
Exercised	(939)	8.83	N/A
Forfeited	(21)	10.11	N/A
Outstanding at June 30, 2007	966	9.98	4.07	10,536
Exercisable at June 30, 2007	717	$9.62	3.85	$9,430

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2007 and June 30, 2006 was $1.3 million and $2.0 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and June 30, 2006 was $8.3 million and $5.4 million, respectively. Exercise of options during the second quarter ended June 30, 2007 and 2006 resulted in cash receipts of $0.2 million and $0.8 million, respectively. Exercise of options during the six months ended June 30, 2007 and 2006 resulted in cash receipts of $0.9 million and $1.1 million, respectively. The Company recognized a tax benefit of approximately $0.1 million in the quarter ended June 30, 2007 and $2.9 million for the six months ended June 30, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of June 30, 2007:

(in thousands except per share data)	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested as of December 31, 2006	703	$18.26
Forfeited	(7)	19.66
Vested	(113)	14.97
Granted	236	21.16
Unvested at June 30, 2007	819	$19.53

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

			Unrealized
		Foreign	Loss on
	Pension	Currency	Marketable
	Liability	Translation	Securities	Total
Balance at December 31, 2006	$(20,819)	$3,038	$(3)	(17,784)
Change during 2007:
Before-tax amount	—	2,238	—	2,238
Tax benefit (expense)	(1,152)	(858)	—	(2,010)
	(1,152)	1,380	—	228
Balance at June 30, 2007	$(21,971)	$4,418	$(3)	(17,556)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS 5, “Accounting for Contingencies,” the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	June 30,	December 31,
(in thousands)	2007	2006
Beginning balance	$20,201	$23,200
Current year provision	2,584	14,420
Settlements, claims and expenditures	(4,485)	(17,419)
Ending balance	$18,300	$20,201

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Interest cost	$2,075	$2,035	$4,150	$4,069
Expected return on plan assets	(2,812)	(2,684)	(5,624)	(5,368)
Unrecognized net loss	781	890	1,562	1,782
Net periodic benefit cost	$44	$241	$88	$483

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

During the six months ended June 30, 2007, the Company has not made a contribution to its defined benefit plan. The Company is currently evaluating the defined benefit plan and has not determined if there will be a payment during the fiscal year ending December 31, 2007.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Rollins, Inc.’s revenues for the second quarter ended June 30, 2007 grew 3.2% to $239.6 million compared to $232.2 million for the second quarter ended June 30, 2006. Net income for the second quarter ended June 30, 2007 was $21.2 million with diluted earnings per share of $0.31, a 10.7% increase. This compared to net income of $19.3 million, or $0.28 cents per diluted share for the second quarter of 2006.

Rollins had a second positive quarter with recurring revenues in both commercial and residential business contributing to the results of our performance. Revenues increased 3.2% for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, while net income grew 9.9%. Commercial sales, customer retention and termite claims for the quarter were very favorable. The Company’s results were hampered somewhat by an unusually cold April in certain parts of the country that impacted insect activity. In spite of the lower than expected residential sales, Rollins’ profit margin continued to improve.

Commercial pest control, which for the six months ended June 30, 2007 represented over 44% of the Company’s business, grew at a rate of 5.7%. The Company’s investments in its commercial efforts are paying off and are expected to continue to do well. The Company’s sales team has some great proposals in the works and continues to build on their performance.

Residential Pest Control, which now represents around 36% of the business, grew at a rate of 3.6%. Revenues were affected by unusual weather conditions. The United States had an unusual cold spring along with floods and droughts in many areas of the country. Web Pest control leads continue to grow at double digit rates but leads from traditional sources declined. Overall the Company saw a small decrease in Pest Control leads.

Termite Control, which represents less than 20% of the business, declined 1.3% in the second quarter ended June 30, 2007 a slight improvement from the 2.0% decline during the first quarter ended March 31, 2007. Termite revenues have been down, but the business remains profitable which favorably impacts the Company’s gross margin.

For the second quarter ended June 30, 2007, the Company’s gross margin improved by 60 basis points. This represented an improvement to 49.3% versus 48.7% last year. The improvement in margin is primarily due to continued improvements in the cost of risk particularly as it relates to our termite business. The 30% reduction in claim activity the Company obtained in the first quarter ending March 31, 2007 continued during the second quarter ended June 30, 2007, with actual termite claims paid declining further 32%, or $1.2 million. Total insurance, litigation and claim expense improved 1.3 margin points. Reductions in termite claims expense and operating insurance more than offset an increase in litigation and fleet costs for the quarter as well as, increases in service and administrative salaries as the Company increased its work force in a number of areas in anticipation of a stronger spring.

Sales, General and Administrative Expenses for the second quarter ended June 30, 2007 increased $2.4 million or 3.3%, compared to the quarter ended June 30, 2006 remaining at 32.0% of revenue. Higher salary expense related to the expansion of our sales force across all service lines was offset by reduced bad debt expense.

Rollins’ balance sheet remains strong, with cash and cash equivalents at $57.0 million and basically no debt. Cash flow remains very strong. Net cash provided by operating activities for the six months ended June 30, 2007 totaled $45.5 million, a $10.5 million increase over last year. Of this improvement $5.0 million represents pension funding that was done in the second quarter ended June 30, 2006. The Company has not made a contribution to its frozen plan this year and is evaluating if it will need to as the plan nears full funding.

Rollins’ share buy back program continues to be active. On July 2, 2007, the Company announced that it had repurchased 612,700 shares at a weighted average price of $22.84 per share on the open market during the second quarter ended June 30, 2007 with a total of 1,204,700 shares being repurchased during the six months ended June 30, 2007. In total approximately 1.1 million additional shares may be purchased under previously approved programs by the Board of Directors.

The Company believes it has much room for improvement in the Company’s sales process. Orkin has made substantial investments over the past eighteen months on increasing its sales force and sales management team. In late 2006, Rollins engaged outside consultants to validate its sales and marketing initiatives and to assist in taking the Company’s sales and marketing performance to the next level. They recently came back with their recommendations for both the near and longer term programs. Based on these suggestions, the Company has identified several opportunities that management will refine or begin to pilot over the next several months. Management has established project leaders and teams to address these short term

ROLLINS, INC. AND SUBSIDIARIES

initiatives. Included among these new programs are; the development of a termite customer retention department, improvement of our Pest Control Technician sales skills, developing more effective sales lead accountability, expanding interactive Web marketing, and an Inside Commercial Sales Team pilot.

At the same time, the Company continues to devote attention to its service for improved customer retention for both pest and termite.

Expansion

The Company previously announced that it would be expanding its footprint in North America in order to increase its branch coverage in areas that are either not served or are underserved. This expansion will further enable the Company to grow its business organically while gaining market share. During the six months ended June 30, 2007, Rollins added seven branches, one of which is a dedicated Commercial Pest control Branch. Two branches are located in Canada, two on the West Coast, two in the southeast and one in the south central United States.

Advertising

The Company is also engaged in an advertising agency review process. A lot has changed in the marketing arena the past 5 years, including the slippage of the effectiveness of conventional media, the ever increasing significance of the Web and the advent of guerilla marketing. Rollins is exploring opportunities to leverage our agency relationships in numerous areas.

Orkin’s marketing team continues to innovate in their quest to generate more advertising generated prospects, while promoting the Orkin brand by testing Direct Response Television. This DRTV initiative will air beginning the first week of August 2007. While conceived to generate more incremental leads, this medium also provides a quick and accurate way to measure the effectiveness of different creative approaches, with specific market reaction from each television campaign. The new DRTV spots are expected to range in length from 30 seconds to 2 minutes, and will feature a “call-to-action” that will encourage consumers to take Orkin’s Pest Free Threat Assessment via the Internet. After the assessment is completed, Orkin plans to provide useful tips to help consumers lower their risk, as well as being offered a coupon to motivate a purchase of our services. The Company is very encouraged with the potential that DRTV might hold for improving historic cost-per-lead and cost-per-lead-sold results, while providing a vehicle to address specific market opportunities.

Innovations

During the second quarter ended June 30, 2007, the Company continued to make progress on its routing and scheduling initiatives. Beginning in August 2007 the Company expects to conduct its final system test phase, which is expected to take approximately three months to complete, with a majority being done in the first month. This puts Rollins on schedule to begin its conference room testing with live data in the fourth quarter. The Company has already begun bringing in some of its internal resources based on functionality to demonstrate and prove its business processes. This has taken a longer period of time than originally anticipated but Rollins continues to be enthusiastic concerning the opportunities and benefits that this initiative is expected to provide when it is fully put into practice.

The Internet is providing the Company with sales leads, but beyond this it is also providing existing and potential residential and commercial customers with valuable information as they seek to provide safe, pest free environments.

Public Education

As discussed in the past, Rollins has established strong ties with several health related organizations and universities which has resulted the Company being able to provide assistance in the education of the public concerning the dangers of pests and the causes of pest born diseases. This educational effort ultimately supports the importance of our services and the protection we provide against the threat of these related pests.

A recent effort in this regard that promotes the Orkin brand, while educating potential consumers, involved conducting a national survey of homeowners to learn what they were doing to protect themselves against common environmental health hazards. Rollins developed this survey with the assistance of the Center for Disease Control (“CDC”) and the National Center for Healthy Housing (“NCHH”), an organization that is focused on protecting children from environmental hazards in their homes, while preserving affordable housing.

The findings in this survey indicated that 61% of homeowners and renters are aware and concerned that pests like ticks, mosquitoes, roaches, and rodents may negatively affect their health, and nearly all, 95%, were aware that pests can spread diseases. However, a majority, between 60 and 70 percent, do not consult a professional to control pests in their homes. The company recognizes this gap, between concern and action, as a wonderful opportunity for Orkin.

ROLLINS, INC. AND SUBSIDIARIES

The study further indicated that while 68% of respondents were concerned about other environmental hazards, including lead, radon, carbon monoxide and mold, 70% have never tested their homes for any of these.

There are numerous steps that can be taken to reduce common environmental threats and Orkin together with the CDC and NCHH, collectively, have launched a public awareness campaign to educate individuals on how to protect themselves against hidden home threats. Reducing and preventing pest activity are two important actions toward creating a healthy home. Further, Orkin established on its Learning Center web site a check list of common hot spots for hidden home threats and simple steps for protecting the family. Reducing and preventing pest activity are two important actions toward creating a healthy home, which emphasizes the importance of what Orkin does.

Orkin University is providing Orkin’s existing and potential commercial customers in food processing, health care and hospitality industries, as well as others, with valuable information on integrated pest control management. Recently, Orkin Commercial Services published and posted on the site, 8 Places to “Check out, Before Pests Check In.” This free educational check list is designed to help hotel staffs identify and prevent pests in key problem areas. The checklist is available in English, Spanish and Russian.

Rollins remains focused on accelerating the growth of the Company at a faster pace and improving productivity and believes there is much yet to be done, although it is making meaningful progress. From the top all the way down, the Company is working hard to make 2007 not only a successful year but also one where it builds the foundation for future success.

Results of Operations

	Three months ended June 30,		%Better/ (worse) as compared to same quarter in	Six months ended June 30,		%Better/ (worse) as compared to same period in
(in thousands)	2007	2006	prior year	2007	2006	prior year
Revenues	$239,618	$232,222	3.2%	$440,850	$426,408	3.4%
Cost of services provided	121,601	119,035	(2.2)	228,437	226,049	(1.1)
Depreciation and amortization	6,911	6,945	0.5	13,597	13,738	1.0
Sales, general and administrative	76,787	74,368	(3.3)	143,828	136,868	(5.1)
Gain on sale of assets	(89)	2	N/M	(96)	1	N/M
Interest income	(522)	(344)	51.7	(1,074)	(636)	68.9
Income before income taxes	34,930	32,216	8.4	56,158	50,388	11.5
Provision for income taxes	13,691	12,886	(6.2)	22,126	20,155	(9.8)
Net Income	$21,239	$19,330	9.9%	$34,032	$30,233	12.6%

Revenues for the quarter ended June 30, 2007 increased to $239.6 million, an increase of $7.4 million or 3.2%. For the second quarter ended June 30, 2007 the primary revenue driver was an increase in commercial pest control revenues of $5.3 million or an increase of 6.0%. The Company’s foreign operations accounted for less than 8% of total revenues during the second quarter 2007 compared to less than 8% of the total during the second quarter 2006.

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

ROLLINS, INC. AND SUBSIDIARIES

Consolidated Net Revenues
(in thousands)
	Total Net Revenues
(in thousands)	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	239,618	232,222	214,326
Third Quarter	N/A	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$440,850	$858,878	$802,417

Cost of Services provided for the second quarter ended June 30, 2007 increased $2.6 million or 2.2%, compared to the quarter ended June 30, 2006. Gross margin for the quarter improved to 49.3% for the second quarter versus 48.7% in the prior year. The increase in margins is due to continued improvements in the cost of risk. Total insurance, litigation and claim expense improved 1.3 margin points. Reductions in termite claims expense more than offset an increase in litigation costs for the quarter. Actual termite claims paid in the quarter continue to decline significantly, decreasing 32.4%, $1.2 million, in the quarter. Offsetting some of the improvement were increases in service and administrative salaries, as we increased our work force in a number of areas.

For the six months ended June 30, 2007, Cost of Service Provided increased $2.4 million or 1.1%, compared to the six months ended June 30, 2006. Gross margin improved to 48.2% for the first six months of 2007 versus 47.0% for the first six months ended June 30, 2006. The largest factor was improvements in our cost of risk. Actual termite claims paid year to date declined significantly, decreasing 31.9% or $2.1 million. Increase in service and administrative salaries were offset by reductions in personnel related costs, primarily pension costs, and material and supply costs.

Depreciation and Amortization expenses for the second quarter ended June 30, 2007 remained flat at $6.9 million, a decrease of 0.5% or $34 thousand versus the prior year second quarter.

For the six months ended June 30, 2007, Depreciation and Amortization remained flat with a decrease of $0.1 million or 1.0%, compared to the six months ended June 30, 2006.

Sales, General and Administrative Expenses for the second quarter ended June 30, 2007 increased $2.4 million or 3.3%, compared to the second quarter ended June 30, 2006, remaining at 32.0% of revenue. Higher salary expense related to the expansion of our sales force across all service lines was offset by reduced bad debt expense.

For the six months ended June 30, 2007, General and Administrative increased $7.0 million or 5.1%, compared to the six months ended June 30, 2006 representing 32.6% of revenues compared to 32.1% in last year. Sales, General and Administrative expenses as a percentage of revenues increased due to higher sales and administrative salaries due to the expansion of the sales force.

Income Taxes for the second quarter ended June 30, 2007 increased to $0.8 million or 6.2% for the second quarter ended June 30, 2007 and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 39.2% for the second quarter ended June 30, 2007 versus 40.0% for the second quarter ended June 30, 2006.

For the six months ended June 30, 2007, Income Taxes increased $2.0 million or 9.8% and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 39.4% for the six months ended June 30, 2007 versus 40.0% for the six months ended June 30, 2006.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management’s knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company’s projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be material. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company’s proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to Company vehicles, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty-four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and Cash Flow
	Six months ended June 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$45,460	$34,952
Net cash used in investing activities	(14,384)	(15,970)
Net cash used in financing activities	(38,756)	(25,735)
Effect of exchange rate changes on cash	1,380	909
Net decrease in cash and cash equivalents	(6,300)	(5,844)
Cash and cash equivalents at beginning of period	63,344	43,065
Cash and cash equivalents at end of period	$57,044	$37,221

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $45.5 million for the six months ended June 30, 2007, compared with cash provided by operating activities of $35.0 million for the same period in 2006.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 1.2 million shares of Common Stock in the first six months of 2007 and there remain approximately 1.1 million shares authorized to be repurchased.

The Company invested approximately $10.1 million in capital expenditures during the first six months ended June 30, 2007, compared to $11.4 million during the same period in 2006, and expects to invest between $8.0 million and $11.0 million for the remainder of 2007. Capital expenditures for the first six months consisted primarily of building purchases and the purchase of equipment replacements. During the first six months ended June 30, 2007, the Company made expenditures for acquisitions totaling $4.3 million, compared to $5.0 million during the same period in 2006. Expenditures for acquisitions for the first six months of 2007 were funded by cash on hand. A total of $10.2 million was paid in cash dividends ($0.075 per share) during the first six months of 2007, compared to $8.6 million or $0.0625 per share during the same period in 2006. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company did not sell any franchises during the first six months of 2007 compared to $0.4 million in 2006. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of June 30, 2007 or July 16, 2007. The Company maintains approximately $38.3 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company’s fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the court issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will oppose any effort by the Plaintiffs to do so.  Other class actions against Orkin, and in some instances the Company, are also being vigorously defended, including the Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al.; Francis D. Petsch, et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et. al.; and Jennifer Poulson v. Orkin, Inc. et.al. cases.  In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006 certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  Petsch and Poulson have been resolved on an individual basis with the Plaintiffs dismissing their cases including their class action allegations. Orkin believes these pending cases to be without merit and intends to defend itself vigorously through trial, if

ROLLINS, INC. AND SUBSIDIARIES

necessary.  At this time, the final outcome of the litigation cannot be determined.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.  For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for us January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. The Company does not anticipate closing the examination before 2008. The Company’s 2004 and 2005 tax years remain open to examination. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2005. Various state and foreign jurisdiction tax years also remain open for examination.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1.3 million as of January 1, 2007 and June 30, 2007, respectively.

On May 2, 2007 the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  The definition of settlement in FIN 48-1 does not have a material effect on the cumulative effect adjustment as recorded by the Company upon adoption of FIN 48.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF Issue 06-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2007 (January 1, 2008 for calendar-year entities). Entities should apply the consensus prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the effects of the adoption of EITF Issue 06-11 on our consolidated results of operations, cash flows, and financial position.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its investments in its commercial efforts are expected to continue to do well; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; estimated 2007 capital expenditures; and the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The Company does not undertake to update its forward looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2007, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of June 30, 2007, this risk was not significant in the first six months of 2007 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2006.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2007, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers Shares repurchased by Rollins and affiliated purchasers during the three months ended June 30, 2007 were as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May yet Be Purchased Under the Repurchase Plans (2)
April 1 to 30, 2007	25,145	$22.14	1,200	1,665,444
May 1 to 31, 2007	134,104	22.22	117,400	1,548,044
June 1 to 30, 2007	501,321	22.23	494,100	1,053,944
Total	660,570	$22.18	612,700	1,053,944

(1) Includes repurchases in connection with exercise of employee stock options in the following amounts: April 2007: 23,945; May 2007: 16,704; June 2007: 7,221.

(2) These shares were repurchased under the plan to repurchase up to 4.0 million shares of the Company’s common stock. These plans have no expiration dates.

ROLLINS, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

Because the Company's directors have staggered three-year terms, Messrs. R. Randall Rollins, James B. Williams, Gary W. Rollins and Henry B. Tippie continue to serve as directors of the Company but were not up for reelection at the Company's Annual Meeting of Stockholders on April 24, 2007.

The Company's Annual Meeting of Stockholders was held on April 24, 2007. At the meeting, stockholders voted on the following proposals:

To elect two Class III Directors for the three-year term expiring in 2010. Each nominee for Class III Director was elected by a vote of the stockholders as follows:

Election of Class III Directors	For	Withheld
Wilton Looney	63,315,541	1,521,502
Bill J. Dismuke	63,325,284	1,511,759
Thomas J. Lawley, M.D.	63,542,163	1,294,880

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

ROLLINS, INC.
(Registrant)

Date: July 31, 2007	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: July 31, 2007	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)