Form 10-Q
period 2007-09-30
ROLLINS INC
filed 2007-10-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Rollins, Inc. had 67,464,796 shares of its $1 par value Common Stock outstanding as of October 15, 2007.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(in thousands)
(unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$81,821	$63,344
Trade receivables, short-term, net of allowance for doubtful accounts
of $6,001 and $6,132, respectively	61,430	52,693
Materials and supplies	8,244	8,401
Deferred income taxes	16,969	19,435
Other current assets	8,382	7,200
Total Current Assets	176,846	151,073
Equipment and property, net	77,633	72,141
Goodwill	126,577	125,161
Customer contracts	65,641	67,761
Other Intangible Assets	9,167	9,294
Deferred income taxes	12,588	14,069
Trade receivables, long-term, net of allowance for doubtful accounts of
$1,334 and $1,096, respectively	8,921	8,796
Other assets	6,039	4,880
Total Assets	$483,412	$453,175
LIABILITIES
Capital leases	$1,240	$498
Accounts payable	22,589	16,309
Accrued insurance	13,277	14,310
Accrued compensation and related liabilities	42,533	47,305
Accrual for termite contracts	7,851	8,526
Other current liabilities	18,776	18,817
Unearned revenue	90,191	79,441
Total current liabilities	196,457	185,206
Capital leases, less current portion	881	124
Accrued insurance, less current portion	25,156	23,635
Accrual for termite contracts, less current portion	11,749	11,675
Accrued pension	6,946	6,946
Long-term accrued liabilities	17,561	14,130
Total Liabilities	258,750	241,716
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, no shares issued	—	—
Common stock, par value $1 per share; 170,000,000 and 99,500,000 shares authorized, respectively; 67,455,841 and 70,789,118 shares issued,
Respectively	67,456	70,789
Treasury stock, par value $1 per share; 0 and 2,898,074 shares, respectively	—	(2,898)
Additional paid-in capital	14,272	11,737
Accumulated other comprehensive loss	(16,216)	(17,784)
Retained earnings	159,150	149,615
Total Stockholders' Equity	224,662	211,459
Total Liabilities and Stockholders' Equity	$483,412	$453,175
The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands except for per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Customer services	$238,116	$227,816	$678,966	$654,225

COSTS AND EXPENSES
Cost of services provided	123,029	119,206	351,466	345,255
Depreciation and amortization	6,885	6,662	20,482	20,400
Sales, general and administrative	78,154	74,472	221,982	211,340
(Gain)/loss on sales of assets	(17)	(17)	(113)	(15)
Interest income	(466)	(332)	(1,540)	(968)
	207,585	199,991	592,277	576,012
INCOME BEFORE INCOME TAXES	30,531	27,825	86,689	78,213
PROVISION FOR INCOME TAXES
Current	10,710	8,854	30,503	25,799
Deferred	1,056	1,934	3,389	5,144
	11,766	10,788	33,892	30,943
NET INCOME	$18,765	$17,037	$52,797	$47,270
NET INCOME PER SHARE - BASIC	$0.28	$0.25	$0.79	$0.70
NET INCOME PER SHARE - DILUTED	$0.28	$0.25	$0.78	$0.69

Weighted average shares outstanding - basic	66,608	67,068	66,966	67,184
Weighted average shares outstanding - diluted	67,318	68,700	67,687	68,926
DIVIDENDS PAID PER SHARE	$0.0750	$0.0625	$0.2250	$0.1875

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)
(unaudited)
	Nine Months ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$52,797	$47,270
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,482	20,400
Provision for deferred income taxes	3,389	5,144
Stock Based Compensation Expense	2,381	-
(Gain)/loss on sales of assets	(113)	(15)
Excess tax benefits from share-based payments	(2,924)	—
Other, net	(113)	3
(Increase)/decrease in assets
Trade receivables	(8,675)	(9,747)
Materials and supplies	276	685
Other current assets	(1,153)	138
Other non-current assets	(2,593)	735
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	850	3461
Unearned revenue	10,751	8,955
Accrued insurance	488	1,398
Accrual for termite contracts	(600)	(3,900)
Accrued pension	—	(5,000)
Long-term accrued liabilities	3,295	(6,666)
Net cash provided by operating activities	78,538	62,861
INVESTING ACTIVITIES
Purchase of equipment and property	(13,512)	(15,657)
Acquisitions/dispositions of companies, net	(5,950)	(5,050)
Cash from Sales of Franchises	—	550
Proceeds from sales of assets	79	20
Net cash used in investing activities	(19,383)	(20,137)
FINANCING ACTIVITIES
Dividends paid	(15,274)	(12,790)
Common stock purchased	(30,895)	(19,452)
Common stock options exercised	1,379	435
Principal Payments on Capital Lease Obligations	(1,532)	(566)
Excess tax benefits from share-based payments	2,924	—
Other	—	(236)
Net cash used in financing activities	(43,398)	(32,609)
Effect of exchange rate changes on cash	2,720	607
Net increase in cash and cash equivalents	18,477	10,722
Cash and cash equivalents at beginning of year	63,344	43,065
Cash and cash equivalents at end of year	$81,821	$53,787
Supplemental disclosure of cash flow information
Cash paid for interest	$85	$43
Cash paid for income taxes	$27,541	$21,338

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
(unaudited)
					Accumulated
					other
	Comprehensive	Common	Treasury	Paid-in-	comprehensive	Retained
(in thousands)	income (loss)	stock	stock	capital	income (loss)	Earnings	Total
Balance at December 31, 2006		$70,789	(2,898)	$11,737	$(17,784)	$149,615	$211,459
Cumulative effect adjustment FIN 48.						(1,676)	(1,676)
Net Income	$52,797					52,797	52,797
Pension liability, net of taxes	(1,152)				(1,152)		(1,152)
Foreign currency translation adjustments	2,720				2,720		2,720
Comprehensive income	$54,365						—
Dividends declared						(15,274)	(15,274)
Common Stock Purchases			(1,205)			(26,312)	(27,516)
Common Stock Retired		(4,103)	4,103				—
Stock-based compensation		220		2,161			2,381
Common stock options exercised		550		(2,550)			(2,001)
Excess tax benefits from share-based payments				2,924			2,924
Balance at September 30, 2007		$67,456	$—	$14,272	$(16,216)	$159,150	$224,662

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, the results of its operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2007. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

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

Franchising Program – Orkin had 58 franchises as of September 30, 2007, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years for domestic franchises. Notes receivable from franchises aggregated $4.1 million, $5.2 million, and $5.1 million as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company experienced a slight gain of $0.1 million for the nine months ended September 30, 2007 and a net loss of $0.7 million for the nine months ended September 30, 2006, these amounts are included as revenues in the accompanying Consolidated Statements of Income. Initial domestic franchise fees are deferred for the duration of the contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees amounted to $2.1 million, $2.2 million, and $2.0 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Revenues from royalties and fees were $0.8 million in the third quarter of 2007 compared to $0.6 million in the third quarter of 2006 and were $2.2 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006. The Company’s maximum exposure to loss relating to the franchises aggregated $2.0 million, $3.0 million, and $3.1 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

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

Consolidated Net Revenues
(in thousands)
	Total Net Revenues
	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	239,618	232,222	214,326
Third Quarter	238,116	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$678,966	$858,878	$802,417

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2.	EARNINGS PER SHARE

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2007	2006	2007	2006
Basic and diluted earnings available to stockholders
(numerator):	$18,765	$17,037	$52,797	$47,270
Shares (denominator):
Weighted-average shares outstanding - Basic	66,608	67,068	66,966	67,184
Effect of dilutive securities:
Employee stock options and restricted shares	710	1,632	721	1,742
Weighted-average shares outstanding – Diluted	67,318	68,700	67,687	68,926

Per share amounts
Basic income per common share	$0.28	$0.25	$0.79	$0.70
Diluted income per common share	$0.28	$0.25	$0.78	$0.69

The Company did not buy back any shares of the Company’s common stock in the open market during the third quarter ended September 30, 2007. For the nine month period ending September 30, 2007, the Company has bought back a total of 1,204,700 shares of its common stock in the open market at a weighted average price of $22.84 per share. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4.0 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit resulting from the Company’s strong cash flows. Accordingly, 1,053,944 shares remain authorized for purchase. The stock buy-back program has no expiration date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition,

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million. Except as discussed below, there have been no significant changes to these amounts during the quarter ended September 30, 2007.

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

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. During the third quarter a settlement was reached on a federal audit issue which will result in future reductions of the liability for unrecognized tax benefits of $1.95 million over 4 years. The liability for unrecognized tax benefits was reduced in the third quarter by $378 for interest applicable to the settled issue. Filing of tax returns for 2006 reduced the liability for unrecognized tax benefits by an additional $152 in the third quarter. It is expected that other federal audit issues will be settled in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $338, including interest. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1 million as of January 1, 2007 and September 30, 2007, respectively.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will oppose any effort by the Plaintiffs to do so.  Subsequently, the Plaintiffs filed a petition for certiorari with the Florida Supreme Court seeking review of the ruling that the class certification was improper. The Florida Supreme Court has rejected Plaintiff’s petition. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. However, in the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Also, some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al; John Maciel v. Orkin, Inc., et. al.; and Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia and California, respectively. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  The Maciel lawsuit has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit has recently been filed in the United States District Court for the Northern District of California. The Company believes the pending cases to be without merit and intends to defend itself vigorously through trial, if necessary.  At this time, the final outcome of the litigation cannot be determined.  However, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

During the third quarter ended September 30, 2007, the Company did not repurchase any of its common shares in the open market under its stock repurchase program. For the nine months ended September 30, 2007 a total of 1.2 million shares were repurchased at a weighted average price of $22.84 per share. During the third quarter ended September 30, 2007, the Company retired 4.1 million shares of Rollins, Inc. $1 par value common stock that were previously purchased by the Company and were listed on Rollins, Inc.’s Consolidated Statements of Financial Position as Treasury Stock. Also, during the third quarter ended September 30, 2007, approximately 0.1 million shares of common stock were issued upon exercise of stock options by employees with approximately 1.1 million shares of common stock issued upon exercise of stock options by employees for the nine months ended September 30, 2007.

At the October 23, 2007 Board of Directors meeting, the Company’s Board of Directors approved a 3 for 2 stock dividend. The dividend will be instituted by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2007, to holders of record at the close of business on November 12, 2007. In addition, the Company declared its regular quarterly cash dividend of $.075 per share. This cash dividend will be paid on the pre-split shares. The Board of Directors will re-evaluate the amount of the regular quarterly dividend at its next board meeting in January.

Stock options and time lapse restricted shares (TLRS’s) been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRS’s provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue.  Prior to 2004 the Company issued TLRS’s that vest over ten years.  TLRS’s issued 2004 and later vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant.  During these years, grantees receive all dividends declared and retain voting rights for the granted shares.  The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The Company also issues restricted stock units to non-U.S. residents. These awards are similar to TLRS’s except that the recipient does not receive voting rights or dividends on the unvested units.

The Company issues new shares from its authorized but unissued share pool. At September 30, 2007, approximately 1.6 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the third quarter ended September 30, 2007 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at September 30, 2007 for SFAS 123R purposes are the options granted during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September30,
	2007	2006	2007	2006
Time lapse restricted stock:
Pre-tax compensation expense	$722	$525	$2,120	$1,569
Tax benefit	(282)	(204)	(827)	(621)
Restricted stock expense, net of tax	$440	$321	$1,293	$948
Stock options:
Pre-tax compensation expense	$87	$228	$261	$684
Tax benefit	(34)	(88)	(102)	(271)
Stock option expense, net of tax	$53	$140	$159	$413
Total share-based compensation:
Pre-tax compensation expense	$809	$753	$2,381	$2,253
Tax benefit	(316)	(292)	(929)	(892)
Total share-based compensation expense, net of tax	$493	$461	$1,452	$1,361

As of September 30, 2007, $12.3 million and $0.1 million of total unrecognized compensation cost related to time lapse restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4.0 years for TLRS’s and 0.3 years for stock options. Options activity outstanding under the Company’s stock option plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

(in thousands except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,784	$9.38	4.39
Exercised	(1,072)	8.92	N/A
Forfeited	(26)	10.61	N/A
Outstanding at September 30, 2007	686	10.04	4.01	11,418
Exercisable at September 30, 2007	582	$9.61	3.78	$9,942

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended September 30, 2007 and September 30, 2006 was $1.3 million and $0.7 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and September 30, 2006 was $9.6 million and $6.1 million, respectively. Exercise of options during the third quarter ended September 30, 2007 and 2006 resulted in cash receipts of $0.5 million and $37 thousand, respectively. Exercise of options during the nine months ended September 30, 2007 and 2006 resulted in cash receipts of $1.4 million and $0.4 million, respectively. The Company recognized a tax benefit of approximately $2.9 million for the nine months ended September 30, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2007:

(in thousands except per share data)	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested as of December 31, 2006	703		$18.26
Forfeited	(15)		20.40
Vested	(116)		15.02
Granted	236		21.16
Unvested at September 30, 2007	808		$19.53

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

			Unrealized
		Foreign	Loss on
	Pension	Currency	Marketable
	Liability	Translation	Securities	Total
Balance at December 31, 2006	$(20,819)	$3,038	$(3)	$(17,784)
Change during 2007:
Before-tax amount	—	4,328	—	4,328
Tax benefit (expense)	(1,152)	(1,608)	—	(2,760)
	(1,152)	2,720	—	1,568
Balance at September 30, 2007	$(21,971)	$5,758	$(3)	$(16,216)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS 5, “Accounting for Contingencies,” the Company maintains an accrual for termite contracts representing the estimated costs of reapplications, repair claims and associated labor, chemicals, and other costs relative to termite control services performed prior to the balance sheet date.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	September 30,	December 31,
(in thousands)	2007	2006
Beginning balance	$20,201	$23,200
Current year provision	6,451	15,980
Settlements, claims and expenditures	(7,052)	(18,979)
Ending balance	$19,600	$20,201

ROLLINS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Interest cost	$2,075	$2,035	$6,225	$6,104
Expected return on plan assets	(2,812)	(2,684)	(8,436)	(8,052)
Amortization of net loss	781	890	2,343	2,672
Net periodic benefit cost	$44	$241	$132	$724

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

During the nine months ended September 30, 2007, the Company has not made a contribution to its defined benefit plan. The Company is currently evaluating the defined benefit plan and has not determined if there will be a payment during the fiscal year ending December 31, 2007.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Rollins, Inc’s revenues increased 4.5% to $238.1 million for the quarter ended September 30, 2007 compared to 227.8 million for the quarter ended September 30, 2006. Net income grew to $18.8 million, a 10.1% increase for the quarter ended September 30, 2007 compared to $17.0 million for the quarter ended September 30, 2006. Revenues for the nine months ended September 30, 2007 were $679.0 million, a 3.8% increase compared to $654.2 million for the nine months ended September 30, 2006. Residential pest control, commercial pest control and termite all contributed to our improved results during the quarter. The Company’s new sales and service programs have resulted in improvements in both recurring revenues and customer retention. The Company’s commercial pest control revenues, which represent approximately 44% of our business, grew at a rate of 6.8% this past quarter. One of the big positives of this service offering is that it is not weather sensitive or lead driven, which impacts both the residential pest control and termite control service lines. With the continued maturation of the Company’s sale force and an influx of sales proposal activity, the Company looks forward to continuing positive momentum from the commercial service offering. Residential pest control, which now represents around 36% of our overall business, grew at a rate of 3.3% this past quarter while the Termite Service line reversed its decline and grew at a rate of 1.4%, in the quarter.

For the third quarter ended September 30, 2007, Rollins’ gross margin improved by 60 basis points compared to the prior year quarter. This represented an improvement to 48.3% versus 47.7% during the third quarter ended September 30, 2006. The favorable margin is primarily due continued improvements in the cost of risk as it relates to the Company’s auto, worker’s compensation and general liability insurance expense due to the success of the Company’s loss control programs. This was partially offset by an increase in group medical costs and in the Company’s termite provision. The increase in this quarter’s termite provision is more a reflection of having favorable claim developments last year in the third quarter while this year they were slightly unfavorable. Overall new claims are continuing to trend downward, and paid claims for the year are now less than 50% of what they were a year ago.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2007 increased $3.7 million, to 32.8% of revenues from 32.7% for the third quarter ended September 30, 2006. Higher salary expense related to the expansion of the Company’s sales force across all service lines was offset by a reduction in Orkin’s summer sales program cost.

Rollins ended the third quarter of 2007 with $81.8 in cash and cash equivalents and basically no debt. Net cash provided by operating activities this year totals $78.5 million, a $17.0 million increase over last year. $5.0 million of the improvement represents pension funding that was done in the second quarter last year. The Company has not made a contribution to its plan this year and is evaluating if it will need to in the future as it nears full funding. Approximately $10.1 million of the Company’s depreciation and amortization expense for the first nine months were due to write-offs of intangibles (primarily customer contracts valued at time of the acquisition). This represents a significant non-cash charge to the Company’s profit and loss statement.

Common Stock Dividend

At the October 23, 2007 Board of Directors meeting, the Company’s Board of Directors approved a 3 for 2 stock dividend. The dividend will be instituted by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2007, to holders of record at the close of business on November 12, 2007. In addition, the Company declared its regular quarterly cash dividend of $.075 per share. This cash dividend will be paid on the pre-split shares. The Board of Directors will re-evaluate the amount of the regular quarterly dividend at its next board meeting in January.

The Company was not active this quarter with its share buy back program though the Company has repurchased a total of 1,204,700 shares year to date. In total approximately 1.1 million additional shares may be purchased under programs previously approved by the Board of Directors.

Orkin Advertising

The Company has engaged the Richards Group in Dallas, Texas as our advertising agency of record. The Richards Group will work with Rollins on brand development, and strategic planning, and creative advertising development. Some of the Richard Group's campaigns based on this methodology have run for more than a decade, including Motel 6's “We'll leave the light on

ROLLINS, INC. AND SUBSIDIARIES

for you.” and other highly recognizable brand development involving Home Depot, Fruit of the Loom, Zales, and Firestone. The Richards Group’s first advertising campaign for Orkin is scheduled to begin in the spring of 2008.

Expansion

Orkin has this year established franchises in the Dominican Republic, Honduras, South Korea and the United Arab Emirates. Currently Orkin has 58 franchises, seven of which are international franchises and 51 are located in the US.

Results of Operations

	Three months ended September 30,		%Better/ (worse) as compared to same quarter in	Nine months ended September 30,		%Better/ (worse) as compared to same period in
(in thousands)	2007	2006	prior year	2007	2006	prior year
Revenues	$238,116	$227,816	4.5%	$678,966	$654,225	3.8%
Cost of services provided	123,029	119,206	(3.2)	351,466	345,255	(1.8)
Depreciation and amortization	6,885	6,662	(3.3)	20,482	20,400	(0.4)
Sales, general and administrative	78,154	74,472	(4.9)	221,982	211,340	(5.0)
Gain on sale of assets	(17)	(17)	—	(113)	(15)	N/M
Interest income	(466)	(332)	40.4	(1,540)	(968)	59.1
Income before income taxes	30,531	27,825	9.7	86,689	78,213	10.8
Provision for income taxes	11,766	10,788	(9.1)	33,892	30,943	(9.5)
Net Income	$18,765	$17,037	10.1%	$52,797	$47,270	11.7%

Revenues for the quarter ended September 30, 2007 increased to $238.1 million, an increase of $10.3 million or 4.5%. For the third quarter ended September 30, 2007 the primary revenue driver was an increase in commercial pest control revenues of $6.7 million or an increase of 6.8%. The Company’s foreign operations accounted for less than 9% of total revenues during the third quarter 2007 compared to less than 8% of the total during the third quarter 2006.

Revenues for the nine month period ended September 30, 2007 increased to $679.0 million, an increase of $24.7 million or 3.8%. For the nine month period ended September 30, 2007 the primary revenue driver was an increase in commercial pest control revenues of 6.0% and residential revenues of 4.0%. The Company’s foreign operations accounted for less than 8% of total revenues during each of the first nine months of 2007 and 2006.

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

Consolidated Net Revenues
(in thousands)
	Total Net Revenues
	2007	2006	2005
First Quarter	$201,232	$194,187	$183,915
Second Quarter	239,618	232,222	214,326
Third Quarter	238,116	227,816	209,346
Fourth Quarter	N/A	204,653	194,830
Year ended December 31,	$678,966	$858,878	$802,417

Cost of Services provided for the third quarter ended September 30, 2007 increased $3.8 million or 3.2%, compared to the quarter ended September 30, 2006. Gross margin for the quarter improved to 48.3% for the third quarter versus 47.7% in the prior year. The increase in margins is primarily due to continued improvements in the cost of risk due to the success of the Company’s loss control programs. This was partially offset by an increase in group medical costs and in the Company’s termite

ROLLINS, INC. AND SUBSIDIARIES

provision. The increase in this year’s termite provision is more a reflection of having favorable claim developments last year while this year they were slightly unfavorable. Overall new claims are continuing to trend downward.

For the nine months ended September 30, 2007, Cost of Service Provided increased $6.2 million or 1.8% compared to the nine months ended September 30, 2006. Gross margin improved to 48.2% for the first nine months of 2007 versus 47.2% for the first nine months ended September 30, 2006. The largest factor was improvements in our cost of risk. In addition our insurance costs have declined due to the success of the Company’s loss control programs. Reductions in personnel related costs, primarily pension costs, and material and supply costs also contributed to the improvements in margin

Depreciation and Amortization expenses for the third quarter ended September 30, 2007 increased slightly to $6.9 million, a increase of 3.3% or $0.2 million versus the prior year third quarter.

For the nine months ended September 30, 2007, Depreciation and Amortization increased slightly to $20.5 million or 0.4%, compared to the nine months ended September 30, 2006.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2007 increased $3.7 million or 4.9%, to 32.8% of revenues from 32.7% for the third quarter ended September 30, 2006. Higher salary expense related to the expansion of our sales force across all service lines was offset by a reduction in our summer sales program cost.

For the nine months ended September 30, 2007, Sales, General and Administrative Expenses increased $10.6 million or 5.0% compared to the nine months ended September 30, 2006 representing 32.7% of revenues compared to 32.3% in last year. Sales, General and Administrative expenses as a percentage of revenues increased due to higher sales and administrative salaries due to the expansion of the sales force. The Company experienced reductions in bad debt expense and in its summer sales program cost.

Income Taxes for the third quarter ended September 30, 2007 increased to $11.8 million or 9.1% and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 38.5% for the third quarter ended September 30, 2007 versus 38.7% for the third quarter ended September 30, 2006.

For the nine months ended September 30, 2007, Income Taxes increased $2.9 million or 9.5% and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 39.1% for the nine months ended September 30, 2007 versus 39.6% for the nine months ended September 30, 2006.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a bi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management’s knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company’s projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates

ROLLINS, INC. AND SUBSIDIARIES

may be material. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims has been decreasing due to the Company’s proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, utilization of a Global Positioning System that has been fully deployed to Company vehicles, pre-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty-four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Liquidity and Capital Resources

Cash and Cash Flow
	Nine months ended September 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$78,538	$62,861
Net cash used in investing activities	(19,383)	(20,137)
Net cash used in financing activities	(43,398)	(32,609)
Effect of exchange rate changes on cash	2,720	607
Net increase in cash and cash equivalents	18,477	10,722
Cash and cash equivalents at beginning of period	63,344	43,065
Cash and cash equivalents at end of period	$81,821	$53,787

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $70.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $78.5 million for the nine months ended September 30, 2007, compared with cash provided by operating activities of $62.9 million for the same period in 2006.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The

ROLLINS, INC. AND SUBSIDIARIES

Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 1.2 million shares of Common Stock in the first nine months of 2007 and there remain approximately 1.1 million shares authorized to be repurchased.

The Company invested approximately $13.5 million in capital expenditures during the first nine months ended September 30, 2007, compared to $15.7 million during the same period in 2006, and expects to invest between $4.0 million and $6.0 million for the remainder of 2007. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the first nine months ended September 30, 2007, the Company made expenditures for acquisitions totaling $6.0 million, compared to $5.1 million during the same period in 2006. Expenditures for acquisitions for the first nine months of 2007 were funded by cash on hand. A total of $15.3 million was paid in cash dividends ($0.225 per share) during the first nine months of 2007, compared to $12.8 million or $0.1875 per share during the same period in 2006. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company did not sell any franchises during the first nine months of 2007 compared to $0.6 million in 2006. The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of September 30, 2007 or October 15, 2007. The Company maintains approximately $38.3 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company’s fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the court issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will oppose any effort by the Plaintiffs to do so.  Subsequently, the Plaintiffs filed a petition for certiorari with the Florida Supreme Court seeking review of the ruling that the class certification was improper. The Florida Supreme Court has rejected Plaintiff’s petition. Other class actions against Orkin, and in some instances the Company, are also being vigorously defended, including the Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al. John Maciel v. Orkin, Inc., et. al.; and Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. cases.  In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006 certifying the class action against Orkin.  Orkin has appealed this ruling to the Georgia Court of Appeals.  The Maciel lawsuit has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit has recently been filed in the United States District Court for the Northern District of California. Orkin believes these pending cases to be without merit and intends to defend itself vigorously through trial, if necessary.  At this time, the final outcome of the litigation cannot be determined.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.  For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

ROLLINS, INC. AND SUBSIDIARIES

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million. Except as discussed below, there have been no significant changes to these amounts during the quarter ended September 30, 2007.

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

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. During the third quarter a settlement was reached on a federal audit issue which will result in future reductions of the liability for unrecognized tax benefits of $1.95 million over 4 years. The liability for unrecognized tax benefits was reduced in the third quarter by $378 for interest applicable to the settled issue. Filing of tax returns for 2006 reduced the liability for unrecognized tax benefits by an additional $152 in the third quarter. It is expected that other federal audit issues will be settled in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $338, including interest. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $1 million as of January 1, 2007 and September 30, 2007, respectively.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s looking forward to continuing positive momentum from the commercial pest control business; the timing for new advertising campaigns; the timing for commencement of operations of new routing and scheduling initiatives; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; estimated 2007 capital expenditures; and the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals

ROLLINS, INC. AND SUBSIDIARIES

to accommodate various workers compensation and casualty insurance contracts. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The Company does not undertake to update its forward looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2007, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $70.0 million credit facilities. Due to the absence of such borrowings as of September 30, 2007, this risk was not significant in the first nine months of 2007 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2006.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2007, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchasers during the three months ended September 30, 2007 were as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May yet Be Purchased Under the Repurchase Plans
July 1 to 31, 2007	7,832	$23.41	—	1,053,944
August 1 to 31, 2007	21,093	27.88	—	1,053,944
September 1 to 30, 2007	95	26.84	—	1,053,944
Total	29,020	$26.67	—	1,053,944

(1) These shares were repurchases in connection with exercise of employee stock.

Item 4.	Submission of Matters to a Vote of Security Holders.
None

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the Registrant’s 10-Q filed October 31, 2006.

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

ROLLINS, INC.
(Registrant)

Date: October 30, 2007	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 30, 2007	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)