Form 10-K
period 2007-12-31
ROLLINS INC
filed 2008-02-29
CIK 84839

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 29, 2007 was $635,569,462 based on the reported last sale price of common stock on June 29, 2007, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 100,852,918 shares of Common Stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2007
Table of Contents

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Mexico, Central America, the Caribbean, the Middle East and Asia. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, Inc. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The PCO Services brand name provides similar brand recognition throughout Canada.

PCO Services, Inc., a subsidiary of Orkin's founded in 1952, was acquired by Orkin in 1999. PCO Services is the largest pest control service provider in Canada.

Western Pest Services ("Western"), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers focusing on the northeastern United States.

The Industrial Fumigant Company ("IFC"), another wholly-owned subsidiary of the Company founded in 1937 was, acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 39 and 40. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

In 2007, total share repurchases were 2.4 million shares adjusted for the three-for-two stock split effective December 10, 2007. In total, 1.0 million additional (post-split) shares may be purchased under previously approved programs by the Board of Directors. The program does not have an expiration date.

Backlog

Backlog services and orders are usually provided within the month following the month of order receipt, except in the area of prepaid pest control and bait monitoring services, which are usually provided within twelve months of order receipt. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts at the election of a governmental entity.

	At December 31,
(in thousands)	2007	2006	2005

Backlog	$5,730	$5,483	$5,870

Orkin Franchise

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. The franchisee is subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000, its second international franchise in Panama in 2003 and its third international franchise in Costa Rica in 2006. Orkin established four additional international franchises in 2007 with additions in Honduras, the United Arab Emirates, the Dominican Republic and South Korea.

	At December 31,
Franchises	2007	2006	2005

United States Franchises	51	55	55
International Franchises	7	3	2

Total Franchises	58	58	57

Subsequently, Orkin established two new international franchises in January 2008, one in the city of Jeddah, Kingdom of Saudi Arabia and one in the country of Qatar.

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

	Total Net Revenues
(in thousands)	2007	2006	2005

First Quarter	$201,232	$194,187	$183,915
Second Quarter	239,618	232,222	214,326
Third Quarter	238,116	227,816	209,346
Fourth Quarter	215,954	204,653	194,830

Year ended December 31,	$894,920	$858,878	$802,417

Inventories

The Company has relationships with multiple vendors for pest and termite control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through Orkin, Orkin's subsidiary PCO Services, Western Pest Services, and Industrial Fumigant Company, competes favorably with competitors as one of the world's largest pest and termite control companies. The Company's competitors include Terminix, Ecolab and Rentokil.

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

Environmental and Regulatory Considerations

The Company's pest control business is subject to various legislative and regulatory enactments that are designed to protect the environment, public health and consumers. Compliance with these requirements has not had a material negative effect on the Company's financial position, results of operations or liquidity.

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

Employees

The number of persons employed by the Company as of January 31, 2008 was approximately 8,500.

	At December 31,
	2007	2006	2005

Employees	8,500	8,400	8,000

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

We operate in a highly competitive industry. Our revenues and earnings may be affected by the following factors: changes in competitive prices, weather related issues, general economic issues and governmental regulations. We compete with other large pest control companies, as well as numerous smaller pest control companies for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

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

Our operations are directly affected by the weather conditions across the United States and Canada. The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company's pest and termite control operations during such periods. The business of the Company is also affected by extreme weather such as drought which can greatly reduce the pest population for extended periods.

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

In the normal course of business, Orkin, one of the Company's subsidiaries, is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al.; Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in Florida, Georgia, California, and Arkansas, respectively. In Butland, pending in the Circuit Court of Hillsborough County, Tampa, Florida, the Court issued a ruling certifying this as a class action, but Orkin appealed this ruling to the Florida Second District Court of Appeals, which in June 2006 denied certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff's petition for review. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, was filed in the United States District Court for the Central District of California and a date has not been scheduled for a hearing on class certification. The Sheppard lawsuit, a termite related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

Rollins, Inc.'s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 59 percent of the Company's outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

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

Item 3.    Legal Proceedings.

Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, California, and Arkansas, respectively. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff's petition for review. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, was filed in the United States District Court for the Central District of California and a date has not been scheduled for a hearing on class certification. The Sheppard lawsuit, a termite related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

Item 4.A    Executive Officers of the Registrant.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	76	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	63	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Harry J. Cynkus (3)	58	Chief Financial Officer and Treasurer	5/28/1998
Michael W. Knottek (4)	63	Senior Vice President and Secretary	4/23/2002
Glen W. Rollins (5)	41	Vice President	4/23/2002

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2007 and 2006 (all prices were adjusted for the three-for-two stock split effective December 10, 2007) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2007	High	Low		2006	High	Low

First Quarter	$15.75	$13.75	$0.05	First Quarter	$14.50	$12.67	$0.042
Second Quarter	16.13	14.65	$0.05	Second Quarter	14.16	12.51	$0.042
Third Quarter	19.57	15.22	$0.05	Third Quarter	14.72	12.65	$0.042
Fourth Quarter	20.60	17.69	$0.05	Fourth Quarter	15.30	13.67	$0.042

The number of stockholders of record as of January 31, 2008 was 1420.

On January 22, 2008 the Board of Directors approved a quarterly cash dividend per common share of $0.0625 payable March 10, 2008 to stockholders of record at the close of business February 8, 2008. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In April 2005, the Company announced that in addition to the 0.3 million Shares still available for repurchase under the Company's existing share repurchase plan, the Company's Board of Directors authorized the purchase of an additional 4.0 million shares of our common stock. Share repurchases during the year ended December 31, 2007 totaled 2.4 million, adjusted for the three-for-two stock split effective December 10, 2007, at a weighted average price of $16.25 per share. In total, 1.0 million additional (post-split) shares may be purchased under programs previously approved by the Board of Directors. The program does not have an expiration date. The following table summarizes the Company's share repurchases during the Company's fourth quarter of 2007:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2007	10,298	$19.50	—	1,580,916
November 1 to 30, 2007	144,900	$18.65	144,900	1,436,016
December 1 to 31, 2007	421,750	$19.79	421,750	1,014,266

Total	576,948	$19.31	566,650	1,014,266

(1)
Includes repurchases in connection with exercise of employee stock options of 10,298 in October 2007.

(2)
These shares were repurchased under the April 2005 plan to repurchase up to 4.0 million shares of the Company's common stock. This plan has no expiration date.

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

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been restated for the 2007 and 2005 three-for-two stock splits effective December 10, 2007 and March 10, 2005, respectively.

	Years Ended December 31,
(in thousands except per share data)	2007	2006	2005	2004	2003

OPERATIONS SUMMARY
Revenues	$894,920	$858,878	$802,417	$750,884	$677,013
Income Before Income Taxes	104,913	95,159	87,955	98,712	60,030
Income before cumulative effect of a change in accounting principle	64,731	57,809	52,773	58,259	35,761
Cumulative effect on prior years of changing to different revenue and cost recognition method	—	—	—	(6,204)	—

Net Income	$64,731	$57,809	$52,773	$52,055	$35,761

Income Per Share – Basic:
Income before change in accounting principle	$0.65	$0.57	$0.52	$0.57	$0.35
Cumulative effect of change in accounting principle	—	—	—	(0.06)	—

Net Income	$0.65	$0.57	$0.52	$0.51	$0.35

Income Per Share – Diluted:
Income before change in accounting principle	$0.64	$0.56	$0.51	$0.55	$0.34
Cumulative effect of change in accounting principle	—	—	—	(0.06)	—

Net Income	$0.64	$0.56	$0.51	$0.49	$0.34

Dividends paid per share	$0.20	$0.17	$0.13	$0.11	$0.09

Pro forma amounts assuming the new accounting method is applied retroactively
Net Income	$64,731	$57,809	$52,773	$58,259	*
Income Per Share – Basic:	$0.65	$0.57	$0.52	$0.57	*
Income Per Share – Diluted:	$0.64	$0.56	$0.51	$0.55	*

*The pro forma amount for 2003 is not determinable, as the newly adopted accounting method requires discrete information on claims outstanding and certain other post-contract liabilities that is not available.

FINANCIAL POSITION

	At December 31,
(in thousands)	2007	2006	2005	2004	2003

Total assets	$475,228	$453,175	$438,420	$418,780	$349,904
Non-current capital lease obligations	$601	$124	$560	$—	$—
Non-compete agreements	$775	$660	$456	$1,700	$1,734
Stockholders' equity	$233,553	$211,459	$176,951	$167,549	$138,774
Number of shares outstanding at year-end	100,636	101,837	102,017	102,756	101,603

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/ (worse) as compared to prior year
(in thousands)	2007	2006	2005	2007	2006

Revenues	$894,920	$858,878	$802,417	4.2%	7.0%
Cost of services provided	468,665	457,869	437,160	(2.4)	(4.7)
Depreciation and amortization	27,068	26,860	24,280	(0.8)	(10.6)
Sales, general and administrative	296,615	280,578	259,763	(5.7)	(8.0)
Pension Curtailment Gain	—	—	(4,176)	—	(100.0)
(Gain) on sales of assets	(52)	(81)	(982)	(35.8)	(91.8)
Interest income	(2,289)	(1,507)	(1,583)	51.9	(4.8)

Income before income taxes	104,913	95,159	87,955	10.3	8.2
Provision for income taxes	40,182	37,350	35,182	(7.6)	(6.2)

Net income	$64,731	$57,809	$52,773	12.0%	9.5%

General Operating Comments

For the year ended December 31, 2007, the Company's financial results improved for the 10th consecutive year due to the positive revenue growth in all service lines and the success of the Company's sales and marketing programs.

Revenues

The Company's strategy has been to increase our revenues through increased sales with a priority on commercial sales. The Company has increased its sales force and organic growth. For the year ended December 31, 2007, the Company's revenues increased 4.2%. Commercial pest control now represents 44.0% of the Company's business which is an increase of 63.0% since 1998 when commercial pest control represented 27.0% of the Company's business. The Company increased the average new sale price by over 15%, which increased the average contract price for commercial customers 23% over the past two years. The average monthly sales for Commercial account managers increased 34% in the last three years, which reflect the continued maturation of our sales force.

Residential pest control, which now represents 36.9% of the Company's business, grew 3.8% from $316.8 million to $329.0 million, while our Termite Service, represents 19.3% of our business. Conventional leads were down due to the extreme drought in much of the United States. The investment made in web marketing helped to offset the fall off, resulting in an increase in demand for both residential and termite services late in the season that carried through until the end of 2007. Termite retention improved however sales remained flat.

Revenue growth was enjoyed by all three lines of business and is attributable in part to the Company's national Orkin Customer Service Center, OCSC, which we established in 2006. Its role in part is to receive and sell the majority of residential pest control leads and help manage branch handling of termite control leads. The Company expects the OCSC to contribute to growth in 2008 as Orkin improves in both of these areas.

Web Development

During 2007, the Company continued to build upon the investment made in web marketing the previous year. This strategy is allowing Orkin to use its size and national branch network to a competitive advantage. Orkin expects the number of prospects for both residential and commercial web leads to increase further in 2008. Orkin has engaged a new search agency, 360i, to help make it easier for customers to access Orkin. Orkin has also engaged a new Yellow Pages agency to assist in improving marketing in this area, and to help find new customers and create more efficiency from this channel in terms of producing a lower cost per customer attracted.

Advertising

The Company felt it needed to do a better job in communicating with prospects and be more effective in reaching Orkin's target audience. The Company determined that it needed to improve how it advertises and promotes the Orkin brand in conventional media (radio, TV, Cable etc.). Accordingly, in 2007, the Company hired The Richards Group of Dallas, Texas as its agency of record.

Technology

Orkin is continuing to make progress on its routing and scheduling management system, called ORION. Orkin expects to go live at several of branches early in the second half of 2008 and has begun planning a full implementation prior to December 31, 2008. Due to Orkin's size, it may take as much as two years for a complete rollout. Orkin is currently utilizing Map Point software, an offshoot of their GPS system to begin the first phase of route organization. Part of this initiative involves refining and standardizing customer data, which likewise will be a precursor to an ORION conversion.

Employees

Rollins continues to invest in its greatest asset, its people. During 2007 training became available to all employees in 350 locations via Orkin's Orkin TV satellite network. Orkin was recognized for the sixth year in a row by Training Magazine as one of the top 125 companies that excel in human capital development. Orkin also launched its "Lifelong Learning" initiative aimed at helping all field employees grow and develop throughout their careers. A top priority in 2008 is to identify specific "performance based" opportunities to help employees develop to their highest potential.

Rollins, Inc. In 2007 conducted its first annual Women's Leadership Conference. The Company subsequently formed a Women's Resource Group to further develop initiatives to both recruit more women to Rollins and Orkin and to advance the careers of the females presently at the Company.

Three-for-Two Stock Split

On October 23, 2007, Rollins, Inc.'s Board of Directors declared a three-for-two stock split of the Company's common shares. The additional shares were distributed on December 10, 2007, to shareholders of record on November 12, 2007. All share, earnings per share, and dividends per share data presented throughout this document, including the accompanying financial statements and management's discussion and analysis, have been adjusted to reflect this stock split.

On January 25, 2005, Rollins, Inc.'s Board of Directors declared a three-for-two stock split of the Company's common shares. The additional shares were distributed on March 10, 2005 to all shareholders of record at February 10, 2005. All share, earnings per share, and dividends per share data, prior to this stock split, presented throughout this document, including the accompanying financial statements and management's discussion and analysis, have been adjusted to reflect this stock split.

Results of Operations—2007 Versus 2006

Overview

For the year ended December 31, 2007, the Company had net income of $64.7 million compared to $57.8 million in 2006, which represents a 12.0% increase. In addition to the revenue increase of 4.2%, Cost of Service Provided increased $10.8 million or 2.4% compared to the twelve months ended December 31, 2006. Gross margin improved to 47.6% for 2007 versus 46.7% for 2006. The largest factor affecting the Company's gross margin was improvements in our cost of risk. The Company's termite provision has decreased $5.8 million as actual termite claims paid in 2007 declined significantly, decreasing over 30% or $6.6 million. In addition our insurance costs have declined due to the success of the Company's loss control programs.

Revenues

Revenues for the year ended December 31, 2007 were $894.9 million, an increase of $36.0 million or 4.2% from 2006 revenues of $858.9 million. The Company's commercial revenue grew 6.9%, due primarily to expanded sales force, better customer retention in Orkin's and Western Pest's operations, and strong growth at PCO, Orkin's Canadian business, which is fundamentally a commercial business. Residential pest control revenues rose by 3.8% in 2007, due to an increased number of leads received, better average selling prices, continued improvements in customer retention, and a successful price increase program. Every-other-month service, the Company's primary residential pest control service offering, now comprises 64% of our residential pest control customer base at December 31, 2007. During 2007, the Company continued to build upon the investment made in the internet marketing area from previous year. This strategy allowed the Company to use its size and national branch network to a competitive advantage. The Company expects the number of prospects for both residential and commercial web leads to increase further in 2008.

The Company's foreign operations accounted for approximately 8.1% of total revenues for the year ended December 31, 2007 as compared to 7.4% in 2006. The Company established new franchises in Honduras, the United Arab Emirates, the Dominican Republic and South Korea in 2007 for a total of seven international franchises. At the years ended December 31, 2007 and 2006, Orkin had 58 domestic and international franchises in total

Cost of Services Provided

Cost of services provided for the year ended December 31, 2007 increased $10.8 million or 2.4% compared to the twelve months ended December 31, 2006. Gross margin improved to 47.6% for the year ended December 31, 2007 versus 46.7% for the year ended December 31, 2006. The largest factor was improvements in our cost of risk. The Company's termite provision has decreased $5.8 million as actual termite claims paid in 2007 declined significantly, decreasing over 30% or $6.6 million as compared to 2006. Less than half of one percent of customers filed claims in 2007. In addition, our insurance casualty costs have declined due to the success of the Company's loss control programs.

Depreciation and Amortization

For the year ended December 31, 2007, the Company's depreciation and amortization increased slightly to $27.1 million or 0.8%, compared to the twelve months ended December 31, 2006 due to the depreciation on purchased equipment of $16.2 million in 2007, which was partially offset by several fixed assets being fully depreciated during the year. For the year ended December 31, 2007 $13.4 million of the total depreciation and amortization was related to the amortization of intangible assets.

Sales, General and Administrative

For the year ended December 31, 2007, the Company's sales, general and administrative expenses increased $16.0 million or 5.7% compared to the twelve months ended December 31, 2006 representing 33.1% of revenues compared to 32.7% in 2006. Sales, general and administrative expenses as a percentage of revenues increased due to higher sales and administrative salaries due to the expansion of the sales force. This is partially offset by the Company experiencing reductions in bad debt expense and in its summer sales program cost.

Interest Income

Interest income for the year ended December 31, 2007 was $2.3 million, an increase of $0.8 million compared to the year ended December 31, 2006 due primarily to higher average invested assets over the course of 2007.

Taxes

The Company's effective tax rate was 38.3% in 2007 compared to 39.3% in 2006 due primarily to an increase in tax exempt income.

Results of Operations—2006 Versus 2005

Overview

The Company's addition of the Industrial Fumigant Company in October 2005, along with continued emphasis on customer retention and building recurring revenues was the primary driver of revenue growth of 7.0% for the year ended December 31, 2006.

Revenues

Revenues for the year ended December 31, 2006 were $858.9 million, an increase of $56.5 million or 7.0% from 2005 revenues of $802.4 million. The Company's acquisition of the Industrial Fumigant Company in October 2005, increased revenue by $25.9 million for the year ended December 31, 2006 and by $6.3 million for the year ended December 31, 2005. The Company's historical business excluding the Industrial Fumigant Company was $833.0 million for the year ended December 31, 2006 and $796.1 million for the year ended December 31, 2005, a $36.9 million increase or 4.6% for the year compared to 2005 as set forth in the following table:

ROLLINS, INC. AND SUBSIDIARIES
REVENUE RECONCILIATION
REVENUES EXCLUDING THE INDUSTRIAL FUMIGANT COMPANY

	Twelve Months Ended, December 31
	2006 (unaudited)	2005 (unaudited)	$ Better/ (worse)	% Better/ (worse)

Reported net revenues	$858,878	$802,417	$56,461	7.0%
Less: The Industrial Fumigant Company (IFC)	25,920	6,275	19,645	313.1

Net revenues excluding IFC	$832,958	$796,142	$36,816	4.6%

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

Cost of Services Provided

Cost of services provided for the year ended December 31, 2006 increased $20.7 million or 4.7%. Gross margin expressed as a percentage of revenues increased, representing 46.7% of revenues for the year ended December 31, 2006 and 45.5% for the prior year. The dollar increase was mainly due to the addition of the Industrial Fumigant Company, which accounted for $17.7 million of the total, as well as increases in service salaries, insurance and claims, and fleet expenses due to higher fuel costs. Service technician productivity and average pay continued to improve, which leads to better employee retention and ultimately improved customer retention. Cost of services provided as a percent of revenue decreased primarily due to reduced insurance and claims and favorable group medical costs.

Depreciation and Amortization

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

Sales, General and Administrative

Sales, general and administrative expenses for the year ended December 31, 2006 increased $20.8 million or 8.0% while the expense margin increased by 0.3 percentage points, or 32.7% of total revenues compared to 32.4% for the prior year. The dollar increase for the year was primarily a result of the acquisition the Industrial Fumigant Company, as well as increases in administrative and sales salaries. Sales, general and administrative expenses as a percent of revenues increased due to the higher salary expense related to approximately 100 plus sales associates the Company added to its sales force, greater salaries due to expansion of call center staff offset by the lower relative Sales, General and Administrative cost of the Industrial Fumigant Company.

Pension Curtailment

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

Taxes

The Company's effective tax rate was 39.3% in 2006 compared to 40.0% in 2005.

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2007, 2006, and 2005 were $71.3 million, $63.3 million and $43.1 million, respectively.

	Years ended December 31,
(in thousands)	2007	2006	2005

Net cash provided by operating activities	$88,762	$85,201	$76,750
Net cash used in investing activities	(22,754)	(27,981)	(51,387)
Net cash used in financing activities	(59,798)	(36,389)	(40,149)
Effect of exchange rate changes on cash	1,726	(552)	1,114

Net increase/(decrease) in cash and short-term investments	$7,936	$20,279	$(13,672)

The Company's operations generated cash of $88.8 million for the year ended December 31, 2007 primarily from net income of $64.7 million, compared with cash provided by operating activities of $85.2 million in 2006 and $76.8 million in 2005. The Company believes its current cash balances, future cash flows from operating activities and available borrowings under its $70.0 million line of credit will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. To the extent the Company incurs unanticipated capital expenditures or completes any significant acquisitions, the Company may fund such transactions using an increased credit facility or other equity or debt financing arrangements. The Company's $70.0 million line of credit is designed for the Company to be able to increase the line with a minimum of effort.

The Company made a contribution of $5.0 million to its defined benefit retirement plan (the "Plan") during each of the years ended December 31, 2007 and 2006 as a result of the Plan's funding status. The Company's pension plan is currently fully-funded and management believes that it will not make any contributions to the pension plan during fiscal 2008. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company used $22.8 million on investments for the year ended December 31, 2007. The Company invested approximately $16.2 million in capital expenditures during the year ended December 31, 2007. Capital expenditures for the year consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $15.0 million and $20.0 million in 2008 in capital expenditures. During 2007, the Company made several acquisitions totaling $6.8 million compared to $10.1 million during 2006. The acquisitions were fully funded with cash from operations in 2007. The Company continues to seek new acquisitions and will also give consideration to any attractive acquisition opportunities presented. The Company sold four international franchises, one each in the United Arab Emirates, Honduras, the Dominican Republic and South Korea in 2007 generating $0.2 million in cash. The Company continues to seek new franchise opportunities both domestically as well as internationally.

The Company used $59.8 million on financing activities for the year ended December 31, 2007. A total of $20.3 million was paid in cash dividends ($0.05 per share each quarter) during the year ended December 31, 2007, compared to $17.0 million ($0.04 per share each quarter) during the year ended December 31, 2006. The Company used $42.0 million to repurchase 2.4 million shares of its common stock (adjusted for the three-for-two stock spilt effective December 10, 2007) at an average price of $16.25 per share during the year ended December 31, 2007 and there remain 1.0 million (post-split) shares authorized to be repurchased under prior Board authorization

The Company maintains $70.0 million of credit facilities with commercial banks, of which no borrowings were outstanding as of December 31, 2007. The Company maintains approximately $38.3 million in letters of credit, which reduced its borrowing capacity under the credit facilities. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

Litigation

Orkin, one of the Company's subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action status. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. In Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al., pending in the Superior Court of Cobb County, Marietta, Georgia, the Court ruled in August 2006 certifying the class action against Orkin. Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff's petition for review. John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); Adam Stauber v. Rollins, Inc. et al. (pending in the United States District Court for the Central District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas) is other pending litigation seeking class action certification which to date has not been scheduled for a class certification hearing. Other lawsuits against Orkin, and in some instances the

Company, are also being vigorously defended. For further discussion, see Note 8 to the accompanying financial statements.

Taxes

During the year ended December 31, 2007 a settlement was reached on a federal audit issue which resulted in the reduction of the liability for unrecognized tax benefits of $1.0 million and will result in future reductions of the liability for unrecognized tax benefits of $0.9 million over the next two years. The liability for unrecognized tax benefits was reduced during the year ended December 31, 2007 by $0.4 million for interest applicable to the settled issue. Filing of tax returns for the year ended December 31, 2006 reduced the liability for unrecognized tax benefits by an additional $0.2 million during the year ended December 31, 2007. During the year ended December 31, 2007 state tax audits were settled resulting in a reduction to the liability for unrecognized tax benefits of $1.1 million. Other state initiatives were completed during the year ended December 31, 2007 resulting in a reduction to the liability for unrecognized tax benefits of $1.2 million.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table below, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Non-compete agreements	$916	$346	$570	$—	$—
Non-cancelable operating leases	65,325	23,257	28,100	9,924	4,044
Capital leases	1,787	1,186	601	—	—
Acquisition notes payable	229	43	72	114	—
Unrecognized Tax Positions (1)	2,411	1,350	1,061

Total (2)	$70,668	$26,182	$30,404	$10,038	$4,044

(1)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2007.

(2)
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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include chemical life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods, more effective termiticides, and expanding training.

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company's projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be material. Management's judgment is inherently subjective and a number of factors are outside management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims have been decreasing due to the Company's proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Revenue Recognition—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. Fair values are generally established based on the prices charged when sold separately by the Company. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

Revenue received for traditional termite treatments is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred and no longer accrued. The Company will continue to accrue for noticed claims.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R—Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. The Company adopted FAS 123R using the modified prospective basis on January 1, 2006. The Company's adoption of FAS 123R resulted in compensation expense which had no affect on diluted net income per share for 2006. Stock-based compensation expense is affected by our stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of the plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of the plan in prior financial statements. See Note 8—Employee Benefit and Stock Compensation Plans for additional information related to this plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's financial statements beginning with the year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for the plans.

Financial Accounting Standards Board Interpretation

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million.

On May 2, 2007 the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. The definition of settlement in FIN 48-1 does not have a material effect on the cumulative effect adjustment as recorded by the Company upon adoption of FIN 48.

Emerging Issues Task Force

In June 2007, the Emerging Issues Task Force ("EITF") issued Issue 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF Issue 06-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2007 (January 1, 2008 for calendar-year entities). Entities should apply the consensus prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the effects of the adoption of EITF Issue 06-11 on our consolidated results of operations, cash flows, and financial position.

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 revised, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provision of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the decosolation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its relationship with vendors and levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation arising in the ordinary course of business and the outcome of other litigation, as discussed in the Legal Proceedings section and elsewhere, the Company's expectation to continue its payment of cash dividends; the Company's expectation that its Orkin Customer Service Center will contribute to growth in 2008 and improvement in responding to residential pest control and termite control leads; the ability of Orkin's web search agency to make it easier for customers to access Orkin; the ability of Orkin's Yellow Pages agency to assist in improving marketing, help find customers and create more efficiency; Orkin's expectation to go live at several branches early in the second half of 2008 on its routing and scheduling management system and schedule for a complete rollout of this system; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's belief that it will not make any contribution to its pension plan during fiscal 2008 and that any additional plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2008 capital expenditures; the impact of the Company's contractual obligations; the impact of recent accounting pronouncements; and interest rate risks and foreign exchanges currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $70.0 million credit facility. Due to the absence of such borrowings as of December 31, 2007, this risk was not significant in 2007 and is not expected to have a material effect upon the Company's results of operations or financial position going forward. However, the Company does maintain approximately $38.3 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2007	2006

ASSETS
Cash and cash equivalents	$71,280	$63,344
Trade receivables, short-term, net of allowance for doubtful accounts of $5,351 and $6,132, respectively	54,457	52,693
Materials and supplies	8,846	8,401
Deferred income taxes, net	17,162	19,435
Other current assets	8,495	7,200

Total Current Assets	160,240	151,073
Equipment and property, net	77,370	72,141
Goodwill	126,684	125,161
Customer contracts	63,056	67,761
Other intangible assets, net	9,232	9,294
Deferred income taxes	7,576	14,069
Trade receivables, long-term, net of allowance for doubtful accounts of $1,317 and $1,096, respectively	8,409	8,796
Prepaid pension	16,624	—
Other assets	6,037	4,880

Total Assets	$475,228	$453,175

LIABILITIES
Capital leases	$1,186	$498
Accounts payable	19,140	16,309
Accrued insurance	13,505	14,310
Accrued compensation and related liabilities	45,605	47,305
Unearned revenue	81,678	79,441
Accrual for termite contracts	6,320	8,526
Other current liabilities	20,267	18,817

Total current liabilities	187,701	185,206
Capital leases, less current portion	601	124
Accrued insurance, less current portion	23,387	23,635
Accrual for termite contracts, less current portion	11,680	11,675
Accrued pension	—	6,946
Long-term accrued liabilities	18,306	14,130

Total Liabilities	241,675	241,716
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 100,635,596 and 106,183,677 shares issued, respectively	100,636	106,184
Paid in capital	15,184	11,737
Retained earnings	121,783	115,669
Accumulated other comprehensive loss	(4,050)	(17,784)
Treasury stock, par value $1 per share; zero shares at December 31, 2007 and 4,347,111 shares at December 31, 2006	—	(4,347)

Total Stockholders' Equity	$233,553	$211,459

Total Liabilities and Stockholders' Equity	$475,228	$453,175

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2007	2006	2005

REVENUES
Customer services	$894,920	$858,878	$802,417

COSTS AND EXPENSES
Cost of services provided	468,665	457,869	437,160
Depreciation and amortization	27,068	26,860	24,280
Sales, general and administrative	296,615	280,578	259,763
Pension curtailment	—	—	(4,176)
Gain on sales of assets	(52)	(81)	(982)
Interest income	(2,289)	(1,507)	(1,583)

	790,007	763,719	714,462

INCOME BEFORE INCOME TAXES	104,913	95,159	87,955

PROVISION FOR INCOME TAXES
Current	39,149	31,343	31,529
Deferred	1,033	6,007	3,653

	40,182	37,350	35,182

NET INCOME	$64,731	$57,809	$52,773

INCOME PER SHARE – BASIC	$0.65	$0.57	$0.52

INCOME PER SHARE – DILUTED	$0.64	$0.56	$0.51

Weighted average shares outstanding – basic	100,299	100,747	101,847
Weighted average shares outstanding – diluted	101,409	103,314	104,658
DIVIDENDS PAID PER SHARE	$0.20	$0.17	$0.13

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock		Treasury			Treasury Paid- In-Capital		Accumulated Other Comprehensive Income (Loss)
					Paid- In-Capital		Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings
(In thousands)	Shares	Amount	Stock	Amount							Total

Balance at December 31, 2004	103,590	$103,590	(834)	$(834)	$7,419	$3,240		$(16,066)	$(3,475)	$73,675	$167,549

Net Income							52,773			52,773	52,773
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							(8,181)				(8,181)
Foreign Currency Translation Adjustments							1,114				1,114
NSO Stock Options							(131)				(131)

Other Comprehensive Income							(7,198)	(7,198)

Comprehensive Income							45,575

Cash Dividends										(13,714)	(13,714)
Common Stock Purchased (1)			(1,438)	(1,438)		(5,349)				(23,446)	(30,233)
Issuance of 401(k) Company Match			90	90		2,109					2,199
Three-for-Two Stock Split – 2005	68	68	(164)	(164)	10					86	—
Three-for-Two Stock Split – 2007	510	510	(756)	(756)	—				—	246	—
Unearned Compensation	146	146			3,490				(2,406)	(5)	1,225
Common Stock Options Exercised (2)	805	805			2,523						3,328
Excess Tax Benefit on Non-Qualified Stock Options					1,022						1,022

Balance at December 31, 2005	105,119	$105,119	(3,102)	$(3,102)	$14,464	$—		$(23,264)	$(5,881)	$89,615	$176,951

Net Income							57,809			57,809	57,809
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							5,717				5,717
Foreign Currency Translation Adjustments							(237)				(237)

Other Comprehensive Income							5,480	5,480

Comprehensive Income							63,289

Cash Dividends										(17,025)	(17,025)
Common Stock Purchased (1)			(1,007)	(1,007)						(14,790)	(15,797)
Issuance of 401(k) Company Match			177	177							177
FAS 123r Adoption					(5,881)				5,881		—
Three-for-Two Stock Split – 2007	355	355	(415)	(415)	—				—	60	—
Stock Compensation	281	281			2,755						3,036
Common Stock Options Exercised & Other (2)	429	429			399						828

Balance at December 31, 2006	106,184	$106,184	(4,347)	$(4,347)	$11,737	$—		$(17,784)	$—	$115,669	$211,459

Net Income							64,731			64,731	64,731
Cumulative Effect Adjustment of adoption of FIN 48										(1,676)	(1,676)
Other Comprehensive Income, Net of Tax
Unrealized Loss on Investments							3				3
Pension Liability Adjustment							11,029				11,029
Foreign Currency Translation Adjustments							2,702				2,702

Other Comprehensive Income							13,734	13,734

Comprehensive Income							78,465

Cash Dividends										(20,332)	(20,332)
Common Stock Purchased (1)			(1,697)	(1,697)						(36,866)	(38,563)
Common Stock Retired	(4,595)	(4,595)	4,595	4,595							—
Three-for-Two Stock Split – 2007	(1,736)	(1,736)	1,449	1,449						257	(30)
Stock Compensation	215	215			2,974						3,189
Common Stock Options Exercised (2)	568	568			(2,564)						(1,996)
Excess Tax Benefit on Non-Qualified Stock Options					3,037						3,037

Balance at December 31, 2007	100,636	$100,636	—	$—	$15,184	$—		$(4,050)	$—	$121,783	$233,553

(1)    Charges to Retained Earnings are from purchases of the Company's Common Stock.

(2)    Common Stock Options Exercised are net of employee stock buybacks

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net Income	$64,731	$57,809	$52,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,068	26,860	24,280
Pension curtailment gain	—	—	(4,176)
Provision for deferred income taxes	1,033	6,007	3,653
Stock based compensation expense	3,189	2,987	1,244
Gain on sales of assets	(52)	(81)	(982)
Excess tax benefits from share-based payments	(3,037)	—	—
Other, net	(232)	(544)	(2,834)
Changes in assets and liabilities:
Trade receivables	59	(3,784)	4,291
Materials and supplies	(26)	681	2,385
Other current assets	(1,205)	1,914	715
Other non-current assets	(383)	301	353
Accounts payable and accrued expenses	22	5,476	4,388
Unearned revenue	1,731	(550)	(31)
Accrued insurance	(1,053)	1,344	(1,029)
Accrual for termite contracts	(2,201)	(3,000)	(2,111)
Accrued pension	(5,000)	(5,000)	(5,000)
Long-term accrued liabilities	4,118	(5,219)	(1,169)

Net cash provided by operating activities	88,762	85,201	76,750

INVESTING ACTIVITIES
Purchase of equipment and property	(16,244)	(18,729)	(25,541)
Acquisitions/dispositions of companies, net	(6,801)	(10,087)	(27,239)
Cash from sales of franchises	204	707	639
Proceeds from sales of assets	87	128	754

Net cash used in investing activities	(22,754)	(27,981)	(51,387)

FINANCING ACTIVITIES
Common stock purchased	(41,971)	(19,452)	(30,308)
Dividends paid	(20,332)	(17,025)	(13,714)
Common stock options exercised	1,384	1,086	3,315
Principal payments on capital lease obligations	(1,916)	(763)	—
Excess tax benefits from share-based payments	3,037	—	—
Other	—	(235)	558

Net cash used in financing activities	(59,798)	(36,389)	(40,149)

Effect of exchange rate changes on cash	1,726	(552)	1,114

Net increase(decrease) in cash and cash equivalents	7,936	20,279	(13,672)
Cash and cash equivalents at beginning of year	63,344	43,065	56,737

Cash and cash equivalents at end of year	$71,280	$63,344	$43,065

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$57	$162
Cash paid for income taxes	$40,129	$31,258	$30,084

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $19.9 million $9.7 million, and $(13.8) million in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006, and 2005, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is a national service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Mexico, Central America, the Caribbean, the Middle East and Asia.

Orkin, Inc. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations to approximately 1.7 million customers. Orkin serves customers in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the country.

PCO Services, Inc., a subsidiary of Orkin was acquired by Orkin in 1999. PCO Services is the largest pest control service provider in Canada. The PCO Services brand name provides similar brand recognition throughout Canada.

Western Pest Services ("Western"), another wholly-owned subsidiary of the Company founded in 1928 was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business compliments most of the services Orkin offers in the northeastern United States.

The Industrial Fumigant Company ("IFC"), another wholly-owned subsidiary of the Company was acquired by Rollins, Inc. in 2005. IFC is a leading provider of Pest Management and Sanitation services and products to the food and commodity industries.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation—The Company's policy is to consolidate all subsidiaries, investees or other entities where it has voting control, is subject to a majority of the risk of loss or is entitled to receive a majority of residual returns. The Company does not have any interest in other investees, joint ventures, or other entities that require consolidation.

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

Revenues—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly or bi-monthly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. Fair values are generally established based on the prices charged when sold separately by the Company. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

Revenue received for traditional termite treatments is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred and no longer accrued. The Company will continue to accrue for noticed claims.

All revenues are reported net of sales taxes.

The Company's foreign operations accounted for approximately 8% of total revenues for the year ended December 31, 2007 and approximately 7% for the years ended December 31, 2006 and 2005.

Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Recognition of initial franchise fee revenues occurs when all material services or conditions relating to a new agreement have been substantially performed or satisfied by the Company. Initial franchise fees are treated as unearned revenue in the Statement of Financial Position until such time. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectibility of accounts receivable.

Advertising—Advertising costs are charged to expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2007	2006	2005

Advertising	$37,699	$35,977	$34,130

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

	At December 31,
(in thousands)	2007	2006	2005

Cash held in foreign bank accounts	$14,103	$9,487	$7,090

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

The Company had no Marketable Securities at December 31, 2007 and 2006.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

Equipment and Property—Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, two to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. The annual provisions for depreciation, below, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization:

	Years ended December 31,
(in thousands)	2007	2006	2005

Depreciation	$13,677	$12,976	$11,530

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2007, 2006 and 2005. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets—In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Positive changes to our business practices include revisions made to our contracts, more effective treatment methods, more effective termiticides and expanded training.

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

Treasury Shares—During the year ended December 31, 2007 the Company retired all of its existing treasury shares, increasing the number of unissued but authorized shares, and began to retire common shares as they are repurchased. During 2007, 2.4 million shares (post the Company's three-for-two stock split effective December 31, 2007) were repurchased for $38.6 million. During 2006, 1.5 million (post split) shares were repurchased for $19.4 million. During 2005, 2.6 million (post split) shares were repurchased for $30.2 million.

Earnings Per Share—In accordance with SFAS No. 128, Earnings Per Share ("EPS"), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the year, which, if exercised, would have a dilutive effect on EPS. Prior basic and diluted EPS for all years have been restated for the stock split effective December 10, 2007. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Years ended December 31,
(in thousands, except per share data)	2007	2006	2005

Basic and diluted earnings available to stockholders (numerator):	$64,731	$57,809	$52,773
Shares (denominator):
Weighted-average shares outstanding – Basic	100,299	100,747	101,847
Effect of dilutive securities:
Employee Stock Options	1,110	2,567	2,811

Weighted-average shares outstanding – Diluted	101,409	103,314	104,658
Per share amounts:
Basic income per common share	$0.65	$0.57	$0.52
Diluted income per common share	$0.64	$0.56	$0.51

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

The following proforma net income and earnings per share (or "EPS") for 2005 was determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by FAS 123. The 2007 and 2006 actuals are presented for comparative purposes only.

	Years ended December 31,
(in thousands, except per share data)	2007 as reported	2006 as reported	2005 pro-forma

Net income, as reported	$64,731	$57,809	$52,773
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(684)

Pro forma net income	$64,731	$57,809	$52,089

Income per share:
Basic – as reported	$0.65	$0.57	$0.52
Basic – pro forma	$—	$—	$0.51
Diluted – as reported	$0.64	$0.56	$0.51
Diluted – pro forma	$—	$—	$0.50

The Company did not grant any stock options during 2007, 2006 or 2005.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized loss on marketable securities.

Franchising Program—Orkin had 58 franchises as of December 31, 2007, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007. Subsequently, the Company established two new international franchises in January 2008, one in Saudi Arabia and one in Qatar. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

	Years ended December 31,
(in thousands)	2007	2006	2005

Notes receivable from Franchises	$4,006	$5,187	$5,505

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.

The Company recognized an overall loss for the sale of customer contracts for the year ended December 31, 2007 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in thousands)	2007	2006	2005

Sale of customer contracts (gain)/loss	$45	$(1,036)	$(1,465)

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	Years ended December 31,
(in thousands)	2007	2006	2005

Deferred franchise fees	$2,078	$2,165	$1,971

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Years ended December 31,
(in thousands)	2007	2006	2005

Revenue from franchises	$2,704	$2,273	$2,006

The Company's maximum exposure to loss relating to the franchises aggregated $1.9 million, $3.0 million, and $3.5 million at December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Fair Value of Financial Instruments—The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

Three-for-Two Stock Split—The Board of Directors, at its quarterly meeting on October 23, 2007, authorized a three-for-two stock split by the issuance on December 10, 2007 of one additional common share for each two common shares held of record at November 12, 2007. Accordingly, the par value for additional shares issued was adjusted to common stock, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

The Board of Directors, at its quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for each two common shares held of record at February 10, 2005. The share and per share data appearing in the consolidated financial statements and related are as stated for this stock split.

Reclassifications—Certain amounts for previous years have been reclassified to conform to the 2007 consolidated financial statement presentation.

New Accounting Standards

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R—Share-Based Payment" (or "FAS 123R"), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. The Company adopted FAS 123R using the modified prospective basis on January 1, 2006. The Company's adoption of FAS 123R resulted in compensation expense which had no affect on diluted net income per share for 2006. Stock-based compensation expense is affected by our stock price, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

Financial Accounting Standards Board Interpretation

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $6.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.8 million.

On May 2, 2007 the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. The definition of settlement in FIN 48-1 does not have a material effect on the cumulative effect adjustment as recorded by the Company upon adoption of FIN 48.

Emerging Issues Task Force

In June 2007, the Emerging Issues Task Force ("EITF") issued Issue 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF Issue 06-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2007 (January 1, 2008 for calendar-year entities). Entities should apply the consensus prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We are currently in the process of evaluating the effects of the adoption of EITF Issue 06-11 on our consolidated results of operations, cash flows, and financial position.

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 revised, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provision of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the decosolation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

2.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended
	December 31,
(in thousands)	2007	2006

Gross Trade Receivables	$69,534	$68,717
Allowance for Doubtful Accounts	(6,668)	(7,228)

Net Trade Receivables	$62,866	$61,489

Trade receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates. Trade receivables also include note receivables due from franchises. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts.

	Years ended
	December 31,
(in thousands)	2007	2006

Installment Receivables, net	$8,409	$8,796
Notes Receivables from Franchises	4,006	5,187
Related Party Receivables	154	116

3.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2007	2006

Buildings	$35,396	$30,367
Operating Equipment	64,337	55,291
Furniture and Fixtures	8,888	8,058
Computer Equipment and Systems	38,315	35,536

	146,936	129,252
Less – Accumulated Depreciation	90,376	77,868

	56,560	51,384
Land	20,810	20,757

Net property, plant and equipment	$77,370	$72,141

Included in Equipment and property are fixed assets held in foreign countries of $3.6 million, net for the year ended December 31, 2007 and $1.6 million, net for the year ended December 31, 2006.

4.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $126.7 million as of December 31, 2007 and $125.2 million as of December 31, 2006. The carrying amount of goodwill in foreign countries was $9.6 million as of December 31, 2007 and $8.1 million as of December 31, 2006

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed its annual impairment analyses as of September 30, 2007, 2006 and 2005. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

5.     CUSTOMER CONTRACTS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with Statement 142, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 12 1/2 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2007	2006

Customer contracts	$128,895	$118,944
Less: Accumulated amortization	(65,839)	(51,183)

Customer contracts, net	$63,056	67,761

The carrying amount of customer contracts in foreign countries was $7.1 million as of December 31, 2007 and $6.7 million as of December 31, 2006.

Total intangible amortization expense was approximately $13.4 million in 2007, $13.9 million in 2006 and $12.8 million in 2005. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(in thousands)

2008	$13,172
2009	$11,968
2010	$9,287
2011	$8,999
2012	$7,678

6.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2007	2006	2005

Current:
Federal	$32,066	$27,537	$26,973
State	4,613	2,579	2,998
Foreign	2,470	1,227	1,558
Deferred:
Federal	524	2,864	1,146
State	495	2,984	2,239
Foreign	14	159	268

Total income tax provision	$40,182	$37,350	$35,182

The primary factors causing income tax expense to be different than the federal statutory rate for 2007, 2006 and 2005 are as follows:

	December 31,
(in thousands)	2007	2006	2005

Income tax at statutory rate	$36,720	$33,306	$30,784
State income tax expense (net of federal benefit)	3,765	3,161	3,404
Foreign tax expense	940	446	800
Other	(1,243)	437	194

Total income tax provision	$40,182	$37,350	$35,182

The Provision for Income Taxes resulted in an effective tax rate of 38.3% on Income Before Income Taxes for the year ended December 31, 2007. For 2006 the effective tax rate was 39.25% and for 2005 the effective tax rate was 40.0%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2007, 2006 and 2005, the Company paid income taxes of $40.1 million, $31.3 million and $30.1 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
(in thousands)	2007	2006

Deferred tax assets:
Termite Accrual	$5,844	$6,611
Insurance and Contingencies	16,683	15,853
Unearned Revenues	11,910	11,258
Compensation and Benefits	3,411	3,434
Net Pension Liability	—	2,799
State Operating Loss Carryforwards	12,652	10,197
Other	4,183	4,826
Valuation allowance	(11,493)	(8,563)

Total Deferred Tax Assets	$43,190	$46,415
Deferred tax liabilities:
Depreciation and Amortization	$(7,310)	$(10,049)
Net Pension Asset	(6,450)	—
Foreign Currency Translation	(3,682)	(1,922)
Other	(1,010)	(940)

Total Deferred tax Liabilities	$(18,452)	$(12,911)

Net Deferred Tax Assets	$24,738	$33,504

Analysis of the valuation allowance;

	December 31,
(in thousands)	2007	2006

Valuation allowance at beginning of year	$8,563	$6,279
Increase in valuation allowance	2,930	2,284

Valuation allowance at end of year	$11,493	$8,563

As of December 31, 2007, the Company has net operating loss carryforwards for state income tax purposes of approximately $320 million, which will be available to offset future state taxable income. If not used, these carryforwards will expire between 2008 and 2025. Management believes that it is unlikely to be able to utilize approximately $295 million of these net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $2.9 million due to additional losses generated in the current year.

Earnings from continuing operations before income tax includes foreign income of $4.4 million in 2007, $2.7 million in 2006 and $2.2 million in 2005. The company intends to reinvest indefinitely the undistributed earnings of its non-U.S. subsidiaries. As of December, 2007, the Company had approximately $11.6 million of earnings from those international subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distribution would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2007	$6,085
Additions based on tax positions related to current year	142
Additions for tax positions of prior years	1,323
Reductions for tax positions of prior years	(896)
Settlements	(2,926)
Expiration of statute of limitation	(14)

Balance at December 31, 2007	$3,712

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2005. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-United States, income tax examinations for years prior to 2002.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of settlement of ongoing federal and state audits. It is expected that other federal audit issues will be settled in the next twelve months resulting in a reduction of the liability for unrecognized tax benefits of $1.0 million, including interest. It is also expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.3 million. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.1 million and $0.8 million as of January 1, 2007 and December 31, 2007, respectively. During 2007 the Company recognized interest and penalties of $0.2 million.

7.     ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, "Accounting for Contingencies," the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
(in thousands)	2007	2006

Beginning balance	$20,201	$23,200
Current year provision	10,169	15,980
Settlements, claims, and expenditures	(12,370)	(18,979)

Ending balance	$18,000	$20,201

8.     COMMITMENTS AND CONTINGENCIES

The Company leases vehicles and equipment under operating and capital leases which are accounted for accordingly. The capital leases contractually expire at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2007 and 2006.

Following is a summary of property held under capital leases:

(in thousands)	2007	2006

Vehicles	$4,904	$2,234
Additions	559	92
Expirations & Disposals	(979)	(898)
Extensions	—	7
Accumulated Depreciation	(2,888)	(819)

Total property held under capital leases	$1,596	$616

The remainder of the leases is accounted for as operating leases expiring at various dates through 2017:

	Years ended December 31,
(in thousands)	2007	2006	2005

Rental Expense	$33,331	$34,858	$34,917

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2008	$23,257	$1,186
2009	17,784	407
2010	10,316	147
2011	6,191	47
2012	3,733	—
Thereafter	4,044	—

Total minimum obligation	$65,325	$1,787
Interest component of obligation	—	(191)

Present value of minimum obligation	$65,325	$1,596

The Company maintains credit facilities with two banks that allow it to borrow up to $70.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR) under which $38.3 million in Letters of Credit were outstanding at December 31, 2007. No borrowings were outstanding under this credit facility as of December 31, 2007 or 2006.

Orkin, one of the Company's subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class. Following the Plaintiffs' motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the Plaintiffs are seeking certification of a class. The cases originate in Georgia, California, and Arkansas, respectively. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin. Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff's petition for review. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, was filed in the United States District Court for the Central District of California and a date has not been scheduled for a hearing on class certification. The Sheppard lawsuit, a termite related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

9.     EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Employee Benefit Plans

Defined Benefit Pension Plan

The Company maintains a noncontributory tax-qualified defined benefit pension plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million to the Plan during each of the years ended December 31, 2007, 2006 and 2005. Effective January 1, 2002, the Company adopted amendments to the Plan including a change to the benefit calculation and limiting plan participation to current participants. These amendments are reflected in benefit obligations below.

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

The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2007	2006

Accumulated benefit obligation, end of year	$147,711	$153,598
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$153,598	$153,027
Interest cost	8,628	8,139
Actuarial (gain) loss	(9,059)	(2,562)
Benefits paid	(5,456)	(5,006)

Benefit obligation at end of year	$147,711	$153,598
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	$146,652	$132,376
Actual return on plan assets	18,139	14,282
Employer contribution	5,000	5,000
Benefits paid	(5,456)	(5,006)

Fair value of plan assets at end of year	$164,335	$146,652

Funded status	$16,624	(6,946)

    Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2007	2006

Noncurrent assets	$16,624	$—
Noncurrent liabilities	—	(6,946)

	$16,624	$(6,946)

    Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2007	2006

Net loss	$16,425	$36,283

The accumulated benefit obligation for the defined benefit pension plan was $147.7 million and $153.6 million at December 31, 2007 and 2006, respectively. (Increases) decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income (loss) were $19.9 million, 9.7 million and ($13.8) million in 2007, 2006 and 2005, respectively.

The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

	December 31,
	2007	2006	2005

PROJECTED BENEFIT OBLIGATION
Discount rate	6.25%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	5.50%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	3.50%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year 2007 the Company utilized a yield curve analysis. During fiscal 2006, the Company used Moody's Aa long-term corporate bond yield with yield adjustments made for longer duration of the Company's obligation. A lower discount rate increases the present value of benefit obligations.

  Components of Net Periodic Benefit Cost and Other
  Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2007	2006	2005

Net Periodic Benefit Cost
Service cost	$—	$—	$2,794
Interest cost	8,628	8,139	8,367
Expected return on plan assets	(11,234)	(10,733)	(9,864)
Amortization of prior service cost	—	—	(434)
Amortization of net loss	3,894	3,563	4,552

Net periodic benefit cost	1,288	969	5,415
Curtailment Gain	—	—	(4,176)

Net Periodic Benefit Cost
After Curtailments and Settlements	$1,288	$969	$1,239

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net gain	$(15,964)	$(6,111)
Amortization of net loss	(3,894)	(3,563)

Total recognized in other comprehensive income	(19,858)	(9,674)

Total recognized in net periodic benefit cost and other comprehensive income	$(18,570)	$(8,705)

The estimated net loss that will be amortized in 2008 is expected to be $3.7 million. At December 31, 2007 and 2006, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $19.6 million and $15.1 million at December 31, 2007 and 2006, respectively.

The Plan's weighted average asset allocation at December 31, 2007, 2006 and 2005 by asset category, along with the target allocation for 2008, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2008
Asset category		2007	2006

Equity Securities – Rollins stock	10.0%	11.9%	10.3%
Equity Securities – all other	38.0%	34.5%	44.5%
Debt Securities – core fixed income	8.0%	23.9%	25.6%
Tactical-Fund of Equity & Debt Securities	7.0%	4.6%	4.8%
Real Estate	10.0%	5.0%	4.9%
Other	27.0%	20.1%	9.9%

Total	100.0%	100.0%	100.0%

Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company estimates that it will not contribute to the pension plan in 2008 and does not expect to receive a refund in 2008. The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2008	$6,127
2009	6,595
2010	7,101
2011	7,655
2012	8,314
Thereafter	49,628

Total estimated benefits payments	$85,420

Deferred Compensation 401(k) Plan

The Company sponsors a defined compensation 401(k) Plan that is available to substantially all full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $5.1 million in 2007, $4.3 million in 2006 and $3.9 million in 2005. At December 31, 2007, 2006 and 2005 approximately, 30.5%, 30.1% and 29.8%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees for the Plan were approximately $124 thousand in 2007, $159 thousand in 2006 and $240 thousand in 2005.

Stock Compensation Plans

All share and per share data has been adjusted for the three-for-two stock split effective December 10, 2007.

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan. The Company's stock options generally vest over a five-year period and expire ten years from the issuance date.

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

For the year ended December 31, 2007, the Company issued approximately 1.6 million shares of common stock upon exercise of stock options by employees. For the year ended December 31, 2006, the Company issued approximately 1.0 million shares of common stock upon exercise of stock options by employees.

The Company issued 0.4 million time lapse restricted shares for the years ended December 31, 2007 and 2006.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2007, approximately 6.1 million shares of the Company's common stock were reserved for issuance. Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRSs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for 2007 and 2006 based on its historical experience.

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

The Company's only remaining options outstanding at December 31, 2007 for SFAS 123R purposes are the grants issued during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for Net Income for the year ended December 31, 2007 was $0.3 million (net of $0.2 million tax benefit) lower, than if the Company had continued to account for stock—based compensation under APB 25. There was no impact to both basic and diluted earnings per share for the year ended December 31, 2006.

The following pro forma net income and earnings per share (or "EPS") for 2005 was determined as if the Company had accounted for employee stock options and stock issued under its employee stock plans using the fair value method prescribed by SFAS 123. As reported numbers for 2007 and 2006 are presented for comparative purposes only.

	Twelve months ended December 31,
(in thousands except per share data)	2007 as reported	2006 as reported	2005 pro-forma

Net income as reported	$64,731	$57,809	$52,773

Add: Stock-based compensation programs recorded as expense, net of tax			739
Deduct: Total stock-based employee compensation expense, net of tax			(1,423)

Pro forma net income			$52,089

Earnings per share:
Basic income per common share	$0.65	$0.57	$0.52

Diluted income per common shares	0.64	$0.56	$0.51

Pro forma basic income per common share			$0.51

Pro forma diluted income per common shares			$0.50

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2007	2006	2005

Time Lapse Restricted Stock:
Pre-tax compensation expense	$2,841	$2,075	$1,244
Tax benefit	(1,088)	(804)	(505)

Restricted stock expense, net of tax	$1,753	$1,271	$739

Stock options:
Pre-tax compensation expense	$348	$912	$—
Tax benefit	(133)	(353)	—

Stock option expense, net of tax	$215	$559	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$3,189	$2,987	$1,244
Tax benefit	(1,221)	(1,157)	(505)

Total share-based compensation expense, net of tax	$1,968	$1,830	$739

As of December 31, 2007, $11.4 million of total unrecognized compensation cost related to time lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.5 years for TLRSs.

Option activity under the Company's stock option plan as of December 31, 2007, 2006 and 2005 and changes during the year ended December 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2004	5,636	$5.97	4.96	$32,262
Exercised	(1,755)	5.49
Forfeited	(71)	7.13

Outstanding at December 31, 2005	3,809	$6.16	3.98	$26,574
Exercised	(1,032)	5.93
Forfeited	(101)	6.21

Outstanding at December 31, 2006	2,676	$6.25	4.39	$22,715
Exercised	(1,646)	5.93
Forfeited	(40)	7.07

Outstanding at December 31, 2007	990	$6.75	3.80	$12,328

Exercisable at December 31, 2007	835	$6.46	3.56	$10,634

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and December 31, 2006 was $15.1 million and $8.1 million, respectively. Exercise of options during the year ended December 31, 2007 and 2006 resulted in cash receipts of $1.4 million and $1.1 million, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2007, 2006 and 2005:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2004	401	$10.66
Forfeited	(17)	10.05
Vested	(6)	6.76
Granted	338	10.96

Unvested as of December 31, 2005	716	$11.12
Forfeited	(23)	11.23
Vested	(83)	10.34
Granted	444	14.11

Unvested as of December 31, 2006	1,055	$12.17
Forfeited	(31)	12.91
Vested	(174)	10.01
Granted	353	14.11

Unvested as of December 31, 2007	1,203	$13.02

10.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Other Unrealized Gain/(Loss)	Total

Balance at December 31, 2004	$(18,355)	$2,161	$128	$(16,066)
Change during 2005:
Before-tax amount	(13,833)	1,114	—	(12,719)
Tax benefit (expense)	5,652	—	(131)	5,521

	(8,181)	1,114	(131)	(7,198)

Balance at December 31, 2005	(26,536)	3,275	(3)	(23,264)

Change during 2006:
Before-tax amount	9,674	169	—	9,843
Tax benefit (expense)	(3,957)	(406)	—	(4,363)

	5,717	(237)	—	5,480

Balance at December 31, 2006	(20,819)	3,038	(3)	(17,784)

Change during 2007:
Before-tax amount	19,858	4,571	3	24,432
Tax benefit (expense)	(8,829)	(1,869)	—	(10,698)

	11,029	2,702	3	13,734

Balance at December 31, 2007	$(9,790)	$5,740	$—	$(4,050)

11.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services and rents office space to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled to less than $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.5 million for the years ended December 31, 2007 and 2005 and $0.6 million for the year ended December 31, 2006.

The Company renovated its executive offices in 2007. R. Randall Rollins was reimbursed $0.3 million for amounts advanced by him for costs of the renovation. Of that amount, $0.1 million was paid to Tim Rollins, the son of R. Randall Rollins, who managed the services for completion of the renovation after several failed attempts by other vendors. RFA Management (a company owned by LOR) was reimbursed less than $10 thousand for costs of the renovation. All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

12.   UNAUDITED QUARTERLY DATA

All earnings per share data for the quarters have been restated for the three-for-two stock split effective December 10, 2007.

(in thousands except per share data)	First	Second	Third	Fourth

2007
Revenues	$201,232	$239,618	$238,116	$215,954
Gross Profit (Revenues – Cost of Services Provided)	94,396	118,017	115,087	98,755
Net Income	12,793	21,239	18,765	11,934
Income per Share:

Income per Share – Basic	0.13	0.21	0.19	0.12
Income per Share – Diluted	0.13	0.21	0.19	0.12

2006
Revenues	$194,187	$232,222	$227,816	$204,653
Gross Profit (Revenues–Cost of Services Provided)	87,173	113,187	108,610	92,039
Net Income	10,903	19,330	17,037	10,539
Income per Share:

Income per Share – Basic	0.11	0.19	0.17	0.10
Income per Share – Diluted	0.10	0.19	0.17	0.10

13.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 22, 2008, approved a 25% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.0625 per share will be payable March 10, 2008 to stockholders of record at the close of business February 8, 2008. The Company's new annual dividend rate is $0.25 per share.

14.   ACQUISITIONS

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

Based on management's evaluation as of December 31, 2007, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 80.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that materially affected or are reasonably likely to materially affect these controls.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 22 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Business Conduct that applies to all employees. In addition, the Company has adopted a Supplemental Code of Business Conduct and Ethics for directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company's website at www.rollins.com and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock", "Election of Directors" and "Equity Compensation Plan Information" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,192,867	$6.75	485,360

Total	2,192,867	$6.75	485,360	(1)

(1)
Includes 485,360 shares available for grant under the 1998 Employee Stock Incentive Plan. The 1998 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007 incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.

(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007 incorporated herein by reference to Exhibit 10(s) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(t)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008.
(10)(u)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008.
  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2)(i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

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

(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant's 10-Q filed October 31, 2006.
(ii)	Revised By-laws of Rollins, Inc. dated October 23, 2007, incorporated herein by reference to Exhibit (3)(i) as filed with its Form 8-K dated October 23, 2007.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
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
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007 incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007 incorporated herein by reference to Exhibit 10(s) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(t)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008.
(10)(u)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 29, 2008	Date:	February 29, 2008

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 29, 2008

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
(Item 16)

Page Number From This Form 10-K
(1) Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2007 and 2006	39
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	40
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2007	41
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	42
Notes to Consolidated Financial Statements	43–67
Report of Grant Thornton LLP Independent Registered Public Accounting Firm on the Consolidated Financial Statements	79
Management's Report on Internal Control Over Financial Reporting	80
Report of Grant Thornton LLP Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	81
(2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	76
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2007, 2006 and 2005
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries(1)	Balance at End of Period

Year ended December 31, 2007
Allowance for doubtful accounts	$7,228	$5,915	$(6,475)	$6,668
Year ended December 31, 2006
Allowance for doubtful accounts	$5,615	$7,195	$(5,582)	$7,228
Year ended December 31, 2005
Allowance for doubtful accounts	$5,108	$5,796	$(5,289)	$5,615
(1)
Net deductions represent the write-off of uncollectible receivables, net of recoveries and transfer in of reserves from the Industrial Fumigant Company acquisition.

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
(ii)	Revised By-laws of Rollins, Inc. dated October 23, 2007, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 8-K dated October 23, 2007.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
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
(10)(o)	Form A of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(o) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(p)	Form B of Executive Bonus Plan incorporated herein by reference to Exhibit (10)(p) as filed with its Form 10-K for the year ended December 31, 2005.
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007 incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2006
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007 incorporated herein by reference to Exhibit 10(s) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(t)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008.
(10)(u)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 in 2007 and adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 29, 2008

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Stockholders of Rollins, Inc.:

The management of Rollins, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Rollins, Inc. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2007 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2007, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 81.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Rollins, Inc.

We have audited Rollins, Inc.'s (a Delaware Corporation) and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on Rollins, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 29, 2008

QuickLinks

Rollins, Inc. Form 10-K For the Year Ended December 31, 2007 Table of Contents
PART I
  Item 1. Business
  Item 1.A. Risk Factors
  Item 1.B. Unresolved Staff Comments
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 4.A Executive Officers of the Registrant.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 16)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ROLLINS, INC. AND SUBSIDIARIES
ROLLINS, INC. AND SUBSIDIARIES INDEX TO EXHIBITS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING