Form 10-Q
period 2008-03-31
ROLLINS INC
filed 2008-04-30
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated filer	☐	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Rollins, Inc. had 100,913,267 shares of its $1 par value Common Stock outstanding as of April 15, 2008.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(in thousands)
(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$71,365	$71,280
Trade receivables, short-term, net of allowance for doubtful accounts of $4,413 and $5,184, respectively	53,908	54,457
Materials and supplies	8,715	8,846
Deferred income taxes	17,901	17,162
Other current assets	9,115	8,495
Total Current Assets	161,004	160,240
Equipment and property, net	76,823	77,370
Goodwill	126,296	126,684
Customer contracts	60,843	63,056
Other intangible assets, net	9,176	9,232
Deferred income taxes	7,676	7,576
Trade receivables, long-term, net of allowance for doubtful accounts of $1,190 and $1,135, respectively	8,918	8,409
Prepaid Pension	17,169	16,624
Other assets	6,828	6,037
Total Assets	$474,733	$475,228
LIABILITIES
Capital leases	$798	$1,186
Accounts payable	18,562	19,140
Accrued insurance	14,235	13,505
Accrued compensation and related liabilities	33,048	45,605
Unearned revenue	85,253	81,678
Accrual for termite contracts	5,745	6,320
Other current liabilities	26,808	20,267
Total current liabilities	184,449	187,701
Capital leases, less current portion	757	601
Accrued insurance, less current portion	22,528	23,387
Accrual for termite contracts, less current portion	10,455	11,680
Long-term accrued liabilities	19,996	18,306
Total Liabilities	238,185	241,675
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 100,913,267 and 100,635,596 shares issues, respectively	100,913	100,636
Paid in capital	15,122	15,184
Retained earnings	125,527	121,783
Accumulated other comprehensive loss	(5,014)	(4,050)
Total Stockholders’ Equity	$236,548	$233,553
Total Liabilities and Stockholders’ Equity	$474,733	$475,228

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands except for per share data)
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
REVENUES
Customer services	$210,078	$201,232

COSTS AND EXPENSES
Cost of services provided	110,359	106,836
Depreciation and amortization	6,631	6,686
Sales, general and administrative	70,760	67,041
(Gain)/loss on sales of assets	(21)	(7)
Interest income	(397)	(552)
TOTAL COSTS AND EXPENSES	187,332	180,004
INCOME BEFORE INCOME TAXES	22,746	21,228
PROVISION FOR INCOME TAXES
Current	9,135	6,338
Deferred	(228)	2,097
	8,907	8,435
NET INCOME	$13,839	$12,793
NET INCOME PER SHARE - BASIC	$0.14	$0.13
NET INCOME PER SHARE - DILUTED	$0.14	$0.13

Weighted average shares outstanding - basic	99,388	100,982
Weighted average shares outstanding - diluted	100,401	103,094
DIVIDENDS PAID PER SHARE	$0.0625	$0.0500

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands)
(unaudited)
	Three Months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$13,839	$12,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,631	6,686
Provision for deferred income taxes	(228)	2,097
Stock Based Compensation Expense	983	477
Gain on sales of assets	(21)	(7)
Excess tax benefits from share-based payments	(5)	(2,859)
Other, net	(188)	8
Changes in assets and liabilities:
Trade receivables	(209)	2,251
Materials and supplies	47	(290)
Other current assets	(653)	(2,771)
Other non-current assets	(1,686)	527
Accounts payable and accrued expenses	(6,848)	(7,117)
Unearned revenue	3,723	4,233
Accrued insurance	(130)	298
Accrual for termite contracts	(1,800)	(401)
Long-term accrued liabilities	2,054	1,963
Net cash provided by operating activities	15,509	17,888
INVESTING ACTIVITIES
Purchase of equipment and property	(2,759)	(6,143)
Acquisitions/dispositions of companies, net	(1,381)	(1,097)
Cash from Sales of Franchises	75	—
Proceeds from sales of assets	8	6
Net cash used in investing activities	(4,057)	(7,234)
FINANCING ACTIVITIES
Dividends paid	(6,300)	(5,320)
Common stock purchased	(4,816)	(15,481)
Common stock options exercised	246	681
Principal payments on capital lease obligations	(164)	(1,662)
Excess tax benefits from share-based payments	5	2,859
Net cash used in financing activities	(11,029)	(18,923)
Effect of exchange rate changes on cash	(338)	(81)
Net increase in cash and cash equivalents	85	(8,350)
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$71,365	$54,994
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$24
Cash paid for income taxes	$1,716	$1,339

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries
(unaudited)
(in thousands)	Comprehensive income (loss)	Common stock	Paid-in-capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total
Balance at December 31, 2007		$100,636	$15,184	$(4,050)	$121,783	$233,553
Net Income	$13,839				13,839	13,839
Foreign currency translation adjustments	(964)			(964)		(964)
Comprehensive income	$12,875					—
Dividends declared					(6,300)	(6,300)
Common Stock Purchased and Retired		(236)			(3,795)	(4,031)
Stock-based compensation		456	532			988
Common stock options exercised		57	(594)			(537)
Balance at March 31, 2008		$100,913	$15,122	$(5,014)	$125,527	$236,548

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, a few customers, or the Company’s foreign operations.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of 50% of the Company’s voting power.

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

Franchising Program – Orkin had 62 franchises as of March 31, 2008, including international franchises in Mexico, established in 2000; Panama, established in 2003; and Costa Rica, established in 2006; along with franchises in Honduras, the United Arab Emirates, the Dominican Republic and South Korea which were established in 2007 and the Kingdom of Saudi Arabia, Qatar, and the Kingdom of Bahrain which were established in the quarter ended March 31, 2008. Transactions with franchises involve sales of customer contracts to establish new franchises in the United States and initial franchise fees and royalties in both the United States and International Franchises. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

	Three months ended March 31,	Year ended December 31,
(in thousands)	2008	2007
Notes receivable from Franchises	$4,470	$4,006

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.

The Company recognized a net gain for the sale of customer contracts for the quarter ended March 31, 2008 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Three months ended March 31,
(in thousands)	2008	2007
Sale of customer contracts gain/(loss)	$141	$(10)

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	Three months ended March 31,
(in thousands)	2008	2007
Deferred franchise fees	$2,127	$2,117

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Three months ended March 31,
(in thousands)	2008	2007
Revenue from franchises	$679	$526

ROLLINS, INC. AND SUBSIDIARIES

The Company’s maximum exposure to loss relating to the franchises aggregated $2.3 million and $1.9 million at March 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

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

	Consolidated Net Revenues
	(in thousands)
	Total Net Revenues
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	N/A	239,618	232,222
Third Quarter	N/A	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year Ended December 31,	$210,078	$894,920	$858,878

NOTE 2.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share (“EPS”), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the period, which, if exercised, would have a dilutive effect on EPS. Prior period basic and diluted EPS has been restated for the stock split effective December 10, 2007. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Three months ended
	March 31,
(in thousands except per share data)	2008	2007
Basic and diluted earnings available to stockholders
(numerator):	$13,839	$12,793
Shares (denominator):
Weighted-average shares outstanding – Basic	99,388	100,982
Effect of dilutive securities:
Employee Stock Options and Time Lapse Restricted Shares	1,013	2,112
Weighted-average shares outstanding – Diluted	100,401	103,094

Per share amounts
Basic income per common share	$0 14	$0 13
Diluted income per common share	$0 14	$0 13

During the first quarter ended March 31, 2008, the Company repurchased 236,000 shares of its common stock in the open market at a weighted-average of $17.09 per share under its stock repurchase program. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4.0 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This

ROLLINS, INC. AND SUBSIDIARIES

authorization enables the Company to continue the purchase of Rollins, Inc. shares when appropriate, which is an important benefit, resulting from the Company’s strong cash flows. In total, 778,266 additional shares remain authorized for purchase under previously approved programs by the Board of Directors. The stock buy-back program has no expiration date.

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

EMERGING ISSUES TASK FORCE

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. The Company is subject to the provisions of EITF Issue 06-11 as of January 1, 2008. The effect on the consolidated results of operations, cash flow and financial position is immaterial.

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions

ROLLINS, INC. AND SUBSIDIARIES

of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

NOTE 4.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al.; John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in Georgia, California, and Arkansas, respectively. In Warren, the Superior Court of Cobb County, Marietta, Georgia, ruled in August 2006, certifying the class action against Orkin.  Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff’s petition for review. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, was filed in the United States District Court for the Central District of California and a date has not been scheduled for a hearing on class certification. The Sheppard lawsuit, a termite related matter, was filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

ROLLINS, INC. AND SUBSIDIARIES

Based on management’s current estimates of these costs, management does not believe these costs are material to the Company’s financial condition or operating results or liquidity.

NOTE 5.	STOCKHOLDERS’ EQUITY

During the first quarter ended March 31, 2008, the Company repurchased 236,000 shares of its common stock in the open market at a weighted-average of $17.09 per share under its stock repurchase program. Also, during the first quarter ended March 31, 2008, approximately 0.1 million shares of common stock were issued upon exercise of stock options by employees.

At the January 22, 2008 Board of Directors meeting, the Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend. In addition, the Company declared its regular quarterly cash dividend of $.0625 per share, which marked the sixth consecutive year the Board has increased its dividend a minimum of 20% or greater.

Stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRS’s provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. TLRS’s vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant.  During these years, grantees receive all dividends declared and retain voting rights for the granted shares.  The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The Company also issues restricted stock units to non-U.S. residents. These awards are similar to TLRS’s except that the recipient does not receive voting rights or dividends on the unvested units.

The Company issues new shares from its authorized but unissued share pool. At March 31, 2008, approximately 29,000 shares of the Company’s common stock were reserved for issuance. Subsequently, the Rollins, Inc. 2008 Stock Incentive Plan was put to a vote for shareholder approval and at the April 22, 2008 Annual Shareholders Meeting, the Company’s shareholders authorized an additional 5.0 million shares under the Rollins, Inc. 2008 Stock Incentive Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter ended March 31, 2008 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at March 31, 2008 for SFAS 123R purposes are the options granted during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three months ended
	March 31,
	2008	2007
Time lapse restricted stock:
Pre-tax compensation expense	$983	$695
Tax benefit	(376)	(276)
Restricted stock expense, net of tax	$607	$419
Stock options:
Pre-tax compensation expense	$-	$87
Tax benefit	-	(35)
Stock option expense, net of tax	-	52
Total share-based compensation:
Pre-tax compensation expense	$983	$782
Tax benefit	(376)	(311)
Total share-based compensation expense, net of tax	$607	$471

As of March 31, 2008, $18.2 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.1 years for TLRS’s.

Options activity outstanding under the Company’s stock option plan as of March 31, 2008 and changes during the three months ended March 31, 2008, were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(in thousands except per share data)			(in years)
Outstanding at December 31, 2007	990	$6.75	3.8	$12,328
Exercised	(139)	6.38	N/A
Forfeited	—	N/A	N/A
Outstanding at March 31,2008	851	6.80	3.8	9,267
Exercisable at March 31, 2008	851	$6.80	3.8	$9,267

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2008 and March 31, 2007 was $1.6 million and $7.0 million, respectively. Exercise of options during the first quarter of 2008 and 2007 resulted in cash receipts of $0.2 million and $0.7 million, respectively. The Company recognized a tax benefit of approximately $5,000 in the quarter ended March 31, 2008 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2008:

(in thousands except per share data)	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested as of December 31, 2007	1,203	$13 02
Forfeited	(9)	12 41
Vested	(145)	12 81
Granted	465	16 92
Unvested at March 31, 2008	1,514	$14 24

NOTE 6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
		Currency
	Pension Liability	Translation	Total
Balance at December 31, 2007	$(9,790)	$5,740	$(4,050)
Change during 2008:
Before-tax amount	—	(1,575)	(1,575
Tax benefit	—	611	611
	—	(964)	(964)
Balance at March 31, 2008	$(9,790)	$4,776	$(5,014)

NOTE 7.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

ROLLINS, INC. AND SUBSIDIARIES

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Beginning balance	$18,000	$20,201
Current year provision	(420)	10,169
Settlements, claims and expenditures	(1,380)	(12,370)
Ending balance	$16,200	$18,000

NOTE 8.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three months ended
	March 31,
(in thousands)	2008	2007
Interest cost	$2,270	$2,075
Expected return on plan assets	(3,086)	(2,812)
Amortization of net loss	271	781
Net periodic benefit cost (Gain)	$(545)	$44

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

During the three months ended March 31, 2008, the Company has not made a contribution to its defined benefit plan. The Company is currently evaluating the defined benefit plan and has not determined if there will be a payment during the fiscal year ending December 31, 2008.

NOTE 9.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

ROLLINS, INC. AND SUBSIDIARIES

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities
2.	Level 2 – Inputs other than level 1 that are either directly or indirectly observable
3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use

Notes Receivable from Franchises:

Orkin had 62 franchises as of March 31, 2008, including international franchises in Mexico, established in 2000; Panama, established in 2003; and Costa Rica, established in 2006; along with franchises in Honduras, the United Arab Emirates, the Dominican Republic and South Korea which were established in 2007 and the Kingdom of Saudi Arabia, Qatar, and the Kingdom of Bahrain which were established in the quarter ended March 31, 2008. Transactions with franchises involve sales of customer contracts to establish new franchises in the United States and initial franchise fees and royalties in both the United States and International Franchises. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2008:

	Fair value Measurements at March 31, 2008 with
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets:
Notes receivable from franchises	$-	$-	$4,470
Total assets at fair value	$-	$-	$4,470

Carrying Amount of Total Asset
	Asset			New	Total
	Balance		Change in	Loans &	Carrying
Year	01/01/08	Payments	Estimate	Interest	Amount
2008	4,006	$771	-	1,235	$4,470

The Company measures the fair value of its notes receivable from franchises based on the Company’s historical experiences collecting from franchisees and current terms offered for similar notes.

NOTE 10.	PERIODIC INCOME TAX RATE

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company, adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

NOTE 11.	SUBSEQUENT EVENTS

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand,

ROLLINS, INC. AND SUBSIDIARIES

as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. No borrowings were outstanding under the facility as of March 31, 2008 and $90.0 million was outstanding as of April 15, 2008. The Company maintains approximately $39.0 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•

with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1. The Company used $90.0 million of the available line of credit to fund the HomeTeam Pest Defense acquisition.

NOTE 12.	PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below gives effect to the HomeTeam Pest Defense acquisition as if it had occurred as of the beginning of our fiscal year 2007. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Customer services	$241,546	$233,069
INCOME BEFORE INCOME TAXES	23,266	19,366
PROVISION FOR INCOME TAXES	9,106	7,700
NET INCOME	$14,160	$11,666
INCOME PER SHARE - BASIC	$0 14	$0 12
INCOME PER SHARE - DILUTED	$0 14	$0 11
Weighted average shares outstanding - basic	99,388	100,982
Weighted average shares outstanding - diluted	100,401	103,094

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition

Overview

The Company’s revenues for the first quarter ended March 31, 2008 increased 4.4% to $210.1 million compared to $201.2 million for the quarter ended March 31, 2007. Net Income for the quarter improved 8.2% to $13.8 million compared to $12.8 million for the quarter ended March 31, 2007. Earnings per share on a diluted basis was $0.14 cents, up 7.7% compared to the split adjusted $0.13 cents reported for the first quarter last year.

The commercial pest control business, which is a key strategic focus representing 46% of the Company’s business, grew 10.2% for the quarter ended March 31, 2008 compared to the prior year quarter. The average monthly sales for commercial account managers continued to increase, which the Company believes reflects the continued maturation of the Company’s sales force. Additionally, the Company’s customer retention improved as well showing significant progress in the first quarter. Residential pest control revenues, which represent 36% of the Company’s business, grew 1.2 in the first quarter compared to the prior year quarter while the termite service business, which represents less than 18% of the Company’s business, declined 1.2% compared to the prior year quarter. For the quarter ended March 31, 2008, there was not a high volume of new residential pest control or termite control sales due to the small amount of pest activity.

For the quarter ended March 31, 2008, Rollins’ gross margin improved by 60 basis points compared to the prior year quarter.  This represented an improvement to 47.5% versus 46.9% during the first quarter ended March 31, 2007. The favorable margin increase is primarily due to continued improvements in the cost of risk related to our termite work as well as service productivity gains. Claims for the quarter were 30% less than a year ago and totaled $1.3 million. The excellent claims experience coupled with the favorable resolution of some termite litigation resulted in $1.5 million reduction in insurance and claim cost while fleet cost rose $1.8 million in the past quarter driven primarily by the higher cost of fuel.

Sales, General and Administrative Expenses for the first quarter ended March 31, 2008 increased $3.7 million or 5.5%, to 33.7% of revenues from 33.3% for the first quarter ended March 31, 2007. These expenses increased greater than revenue due to nearly $1.0 million in expenses related to the acquisition of the HomeTeam.

Common Stock Dividend and Stock Repurchases

At the January 22, 2008 Board of Directors meeting, the Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend. In addition, the Company declared its regular quarterly cash dividend of $.0625 per share, which marked the sixth consecutive year the Board has increased its dividend a minimum of 20% or greater.

During the first quarter ended March 31, 2008, the Company repurchased 236,000 shares of its common stock in the open market under its stock repurchase program. In total approximately 778,266 additional shares may be purchased under programs previously approved by the Board of Directors.

HomeTeam Acquisition

The Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, a Centex subsidiary. HomeTeam Pest Defense provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings under the Company’s credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.

HomeTeam Pest Defense has a customer base of approximately 400,000 customers, which are served from 50 service locations in 13 states. HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007. This acquisition will broaden Rollins’ market share considerably.

HomeTeam was attractive to the Company for a number of reasons. The acquisition provides a strategic opportunity to penetrate a market channel in new home construction that Orkin had not previously pursued. Although home building is lagging at this time, historically it slows but does not stop. More than half of HomeTeam’s business does not relate to new home construction.

With its unique proprietary Taexx tube in the wall system, the HomeTeam business has gained a number of competitive advantages such as significant barriers to entry, great builder acceptance with relationships with 18 of the nations 20 largest builders, and a lower cost to deliver service with high route density in most of its markets. This pest control service is less

ROLLINS, INC. AND SUBSIDIARIES

invasive as the customer does not need to be home for service and as a result, homeowners value this company’s innovative “tubes in the wall” pest control delivery system and consider it a smart home investment. Customer Convenience and a high level of quality service provided by HomeTeam have translated into very high customer satisfaction ratings and customer retention.

Advertising

The Company launched a new Orkin advertising campaign during the quarter ended March 31, 2008, that focuses on the idea that bugs will do anything to get in your home, and the Orkin Man is there to “Keep Pests in Their Place”.  Currently, there are two versions of the television commercial running on Metro TV on ABC, CBS, NBC and Fox as well as on network cable and syndication. The Company is optimistic that this new creative approach will help generate additional phone leads.

Public Relations

Rollins, Inc. continues to be pro-active in providing pest information to the public through the Company’s many alliances. In this ongoing effort, the Company recently established a partnership with the Consumer Education Counsel on Termites, or CECT, which is a new educational website to help homeowners learn how to protect their homes from termites. CECT is made up of a group of leading scientific and academic experts on termites in the United States, including university experts from Purdue University, Texas A&M University, University of Georgia and Virginia Tech.

In addition, Termites101.org also helps homeowners understand how to better partner with a termite provider to identify, prevent, treat and control termite activity. Visitors to the website will be able to access practical tips on how to deter termites as well as download a consumer brochure with key information from the site along with emailing questions and comments to a termite expert through the site's Termite Talk blog. Another important initiative launched in the first quarter was the Orkin’s campaign to “Fight the Bite” encouraging consumers to wage war on the disease-carrying mosquitoes. This is a program that engages both Company employees as well as customers.

On an international basis, Rollins, Inc. and its affiliates have pledged to donate a minimum of $100,000 to the United Nation's Nothing but Nets campaign, which is a global grassroots effort dedicated to saving lives by preventing malaria in Africa. Nothing but Nets will use these funds to purchase and distribute at least 10,000 long-lasting, insecticide-treated mosquito bed nets in the areas of greatest need in Africa. The Company will raise the money through a net drive and a customer donation drive through contributions solicited through nets.orkin.com.

Expansion

The Company continued to expand its international presence with the establishment of three franchises during the first quarter ended March 31, 2008. One new franchise is located in the city of Jeddah, Kingdom of Saudi Arabia, a second new franchise is located in the country of Qatar, and a third is located in the Kingdom of Bahrain. Orkin now has four franchises in the Middle East and a total of ten international franchises worldwide.

Orkin’s franchise in the United Arab Emirates was recently awarded a three year, $29.0 million USD contract to provide pest control services to commercial and residential customers in Al-Ain City which is located about 45 minutes from Dubai.  Orkin’s franchisee has experience with these large government tenders via their landscaping business unit. Orkin will provide pest control expertise, training and collaboration.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended March 31,
(in thousands)	2008	2007	% Better/(Worse) as compared to same quarter in prior year
Revenues	$210,078	$201,232	4.4%
Cost of services provided	110,359	106,836	(3.3)
Depreciation and amortization	6,631	6,686	0 8
Sales, general and administrative	70,760	67,041	(5.5)
Gain on sale of assets	(21)	(7)	200.0
Interest income	(397)	(552)	(28.1)
Income before income taxes	22,746	21,228	7.2
Provision for income taxes	8,907	8,435	(5.6)
Net Income	$13,839	$12,793	8.2%

Revenues for the quarter ended March 31, 2008 increased to $210.1 million, an increase of $8.8 million or 4.4%. For the first quarter ended March 31, 2008 the primary revenue driver was an increase in commercial pest control revenues of $8.3 million or an increase of 9.3%. The Company’s foreign operations accounted for less than 9% of total revenues during the first quarter 2008 compared to less than 7% of the total during the first quarter 2007.

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

	Consolidated Net Revenues
	(in thousands)
	Total Net Revenues
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	N/A	239,618	232,222
Third Quarter	N/A	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year Ended December 31,	$210,078	$894,920	$858,878

Cost of Services provided for the first quarter ended March 31, 2008 increased $3.5 million or 3.3%, compared to the quarter ended March 31, 2007. Gross margin for the quarter improved to 47.5% for the first quarter versus 46.9% in the prior year. The increase in margins is primarily due to continued improvements in the cost of risk related to our termite work. Claims for the quarter were 30% less than the year ago quarter and totaled $1.3 million. The excellent claims experience coupled with the favorable resolution of some termite litigation resulted in $1.5 million reduction in our Insurance & Claim cost. Fleet cost rose $1.8 million in the quarter driven primarily by the higher cost of fuel.

Depreciation and Amortization expenses for the first quarter ended March 31, 2008 decreased slightly to $6.6 million, a decrease of 0.8% or $0.1 million versus the prior year first quarter.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative Expenses for the first quarter ended March 31, 2008 increased $3.7 million or 5.5%, to 33.7% of revenues from 33.3% for the first quarter ended March 31, 2007. Expense increased greater than revenue due to nearly $1.0 million in expenses related to the acquisition of the HomeTeam.

Income Taxes for the first quarter ended March 31, 2008 increased to $8.9 million or 5.6% and reflects increased pre-tax income over the prior year period and a slight decrease in the effective tax rate. The effective tax rate was 39.2% for the first quarter ended March 31, 2008 versus 39.7% for the first quarter ended March 31, 2007.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash and Cash Flow
	Three months ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$15,509	$17,888
Net cash used in investing activities	(4,057)	(7,234)
Net cash used in financing activities	(11,029)	(18,923)
Effect of exchange rate changes on cash	(338)	(81)
Net increase in cash and cash equivalents	85	(8,350)
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$71,365	$54,994

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $190.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future, including the recent acquisition of HomeTeam Pest Defense. The Company’s operating activities generated net cash of $15.5 million for the three months ended March 31, 2008, compared with cash provided by operating activities of $17.9 million for the same period in 2007.

At the April 26, 2005 meeting of the Board of Directors, as part of the Company’s active management of equity capital, the Board of Directors authorized the purchase of up to 4 million additional shares of the Company’s common stock. The Company plans to repurchase shares at times and prices considered appropriate by the Company. There is no expiration date for the share repurchase program. The Company repurchased 0.2 million shares of Common Stock in the first three months of 2008 and there remain approximately 0.8 million shares authorized to be repurchased.

The Company invested approximately $2.8 million in capital expenditures during the first three months ended March 31, 2008, compared to $6.1 million during the same period in 2007, and expects to invest less than $16.0 million for the remainder of 2008. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the first three months ended March 31, 2008, the Company made expenditures for acquisitions totaling $1.4 million, compared to $1.1 million during the same period in 2007. Expenditures for acquisitions for the first three months of 2008 were funded by cash on hand. A total of $6.3 million was paid in cash dividends ($0.0625 per share) during the first three months of 2008, compared to $5.3 million or ($0.05 per share) during the same period in 2007. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company received $75,000 from the sale of three international franchises during the first three months of 2008 with no sales of franchise in the first three months of 2007.

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million

ROLLINS, INC. AND SUBSIDIARIES

swingline subfacility. No borrowings were outstanding under the facility as of March 31, 2008 and $90.0 million was outstanding as of April 15, 2008. The Company maintains approximately $39.0 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•

with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1. The Company used $90.0 million of the available line of credit to fund the HomeTeam Pest Defense acquisition.

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. Orkin will vigorously oppose any effort by the Plaintiffs to do so.  In Ernest W. Warren and Dolores G. Warren, et al. v. Orkin Exterminating Company, Inc., et al., pending in the Superior Court of Cobb County, Marietta, Georgia, the Court ruled in August 2006 certifying the class action against Orkin. Orkin appealed this ruling to the Georgia Court of Appeals, which in November 2007 denied certification of the class. Plaintiff appealed this ruling to the Supreme Court of Georgia, which in February 2008 denied Plaintiff’s petition for review. John Maciel v. Orkin, Inc., et. al. (pending in the Superior Court of Los Angeles County, California); Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); Adam Stauber v. Rollins, Inc. et al. (pending in the United States District Court for the Central District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas) is other pending litigation seeking class action certification which to date has not been scheduled for a class certification hearing. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended. For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value

ROLLINS, INC. AND SUBSIDIARIES

option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. The Company is subject to the provisions of EITF Issue 06-11 as of January 1, 2008. The effect on the consolidated results of operations, cash flow and financial position was immaterial.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the expected benefits of the HomeTeam acquisition; the Company’s optimism that its advertising campaign will generate additional phone leads; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; estimated 2008 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The Company does not undertake to update its forward looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. Due to the absence of such borrowings as of March 31, 2008, this risk was not significant in the first three months of 2008 and is not expected to have a material effect upon the Company’s results of operations or financial position going forward. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2007.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”)

ROLLINS, INC. AND SUBSIDIARIES

reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2008, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors
See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

    Shares repurchased by Rollins and affiliated purchasers during the three months ended March 31, 2008 were as follows:

Period	Total Number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced repurchase plans (2)	Maximum number of shares that may yet be purchased under the repurchase plans (2)
January 1 to 31, 2008	243,600	$17.11	236,000	778,266
February 1 to 29, 2008	14,718	18.33	—	778,266
March 1 to 31, 2008	12,661	17.80	—	778,266
Total	270,979	$17.75	236,000	778,266

(1)   Includes repurchases in connection with exercise of employee stock options in the following amounts: January 2008: 7,600; February 2008: 14,718; March 2008: 12,661.

(2)   These shares were repurchased under the April 2005 plan to repurchase up to 4.0 million shares of the Company’s common stock. This plan has no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.
None

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

(2.1)

Asset Purchase Agreement dated as of March 28, 2008, by and among Rollins HT, Inc., Centex Home Services, LLC, HomeTeam Pest Defense, Inc. and HomeTeam Pest Defense, LLC, incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated March 28, 2008.

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

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 as filed with the registrant’s Form 8-K dated October 23, 2007.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(10 1)

Revolving Credit Agreement dated as of March 28, 2008, between Rollins, Inc., SunTrust Bank and Bank of America, N. A., incorporated herein by reference to Exhibit 99 1 to the Registrant’s Form 8-K dated March 28, 2008.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U S C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ROLLINS, INC
(Registrant)

Date: April 28, 2008	By:	/s/Gary W Rollins
Gary W Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: April 28, 2008	By:	/s/Harry J Cynkus
Harry J Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)