Form 10-Q
period 2008-06-30
ROLLINS INC
filed 2008-07-28
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Rollins, Inc. had 100,868,919 shares of its $1 par value Common Stock outstanding as of July 15, 2008.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(in thousands except share data)
(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$15,272	$71,280
Trade receivables, short-term, net of allowance for doubtful accounts
of $4,922 and $5,351, respectively	67,602	52,618
Accounts receivable - other, net	7,606	1,839
Materials and supplies	10,260	8,846
Deferred income taxes	17,934	17,162
Other current assets	9,767	8,495
Total Current Assets	128,441	160,240
Equipment and property, net	78,805	77,370
Goodwill	183,083	126,684
Customer contracts	130,746	63,056
Other intangible assets, net	25,364	9,232
Deferred income taxes	8,020	7,576
Trade receivables, long-term, net of allowance for doubtful accounts
of $1,613 and $1,317, respectively	9,998	8,409
Prepaid Pension	17,443	16,624
Other assets	6,908	6,037
Total Assets	$588,808	$475,228
LIABILITIES
Accounts payable	36,444	19,140
Accrued insurance	13,541	13,505
Accrued compensation and related liabilities	46,445	45,910
Unearned revenues	98,837	81,678
Accrual for termite contracts	5,722	6,320
Capital leases	822	1,186
Line of credit borrowings, net of payments	54,000	0
Other current liabilities	26,249	20,267
Total current liabilities	282,060	188,006
Capital leases, less current portion	460	601
Accrued insurance, less current portion	24,731	23,387
Accrual for termite contracts, less current portion	9,878	11,680
Long-term accrued liabilities	22,203	18,001
Total Liabilities	339,332	241,675
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized,
100,868,919 and 100,635,596 shares issues, respectively	100,869	100,636
Paid in capital	15,798	15,184
Accumulated other comprehensive loss	(5,243)	(4,050)
Retained earnings	138,052	121,783
Total Stockholders’ Equity	$249,476	$233,553
Total Liabilities and Stockholders’ Equity	$588,808	$475,228

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Customer services	$284,499	$239,618	$494,577	$440,850

COSTS AND EXPENSES
Cost of services provided	146,076	121,601	256,029	228,437
Depreciation and amortization	8,685	6,911	15,316	13,597
Sales, general and administrative	92,030	76,787	163,518	143,828
Gain on sales of assets	(14)	(89)	(35)	(96)
Interest expense (income), net	393	(522)	(326)	(1,074)
	247,170	204,688	434,502	384,692
INCOME BEFORE INCOME TAXES	37,329	34,930	60,075	56,158

PROVISION FOR INCOME TAXES
Current	14,995	13,455	24,130	19,793
Deferred	(404)	236	(632)	2,333
	14,591	13,691	23,498	22,126
NET INCOME	$22,738	$21,239	$36,577	$34,032
NET INCOME PER SHARE - BASIC	$0.23	$0.21	$0.37	$0.34
NET INCOME PER SHARE - DILUTED	$0.23	$0.21	$0.36	$0.33

Weighted average shares outstanding - basic	99,369	100,465	99,378	100,722
Weighted average shares outstanding - diluted	100,171	101,513	100,286	101,811
DIVIDENDS PAID PER SHARE	$0.0625	$0.0500	$0.1250	$0.1000

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands)
(unaudited)
	Six Months ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$36,577	$34,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	15,316	13,597
Provision for Deferred Income Taxes	(632)	2,333
Stock Based Compensation Expense	2,103	1,572
Gain on sales of assets	(35)	(96)
Excess tax benefits from share-based payments	(65)	(2,924)
Other, net	(490)	(85)
Changes in assets and liabilities:
Trade Accounts Receivables	(9,850)	(8,730)
Accounts Receivables - Other	(5,767)	(762)
Materials and supplies	459	(339)
Other current assets	(131)	(2,389)
Other non-current assets	(2,645)	(1,231)
Accounts payable and accrued expenses	7,573	1,362
Unearned revenue	8,319	6,314
Accrued insurance	1,379	943
Accrual for termite contracts	(2,400)	(1,900)
Long-term accrued liabilities	2,412	3,763
Net cash provided by operating activities	52,123	45,460
INVESTING ACTIVITIES
Cash Used for Acquisitions of Companies, net of cash acquired	(135,795)	(4,343)
Purchases of Equipment and Property	(7,086)	(10,099)
Cash from Sales of Franchises	225	—
Proceeds from Sales of Assets	65	58
Net cash used in investing activities	(142,591)	(14,384)
FINANCING ACTIVITIES
Borrowings, under Line of Credit Agreement, Net of Payments	54,000	—
Cash Paid for Common Stock Purchased	(9,266)	(30,868)
Dividends paid	(12,609)	(10,240)
Book overdrafts in bank accounts	2,900	—
Proceeds Received Upon Exercise of Stock Options	246	879
Principal payments on capital lease obligations	(455)	(1,451)
Excess tax benefits from share-based payments	65	2,924
Net cash provided by/(used in) financing activities	34,881	(38,756)
Effect of exchange rate changes on cash	(421)	1,380
Net decrease in cash and cash equivalents	(56,008)	(6,300)
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$15,272	$57,044
Supplemental disclosure of cash flow information
Cash paid for interest	$177	$53
Cash paid for income taxes	$16,360	$15,689

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(unaudited)
				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Income	Earnings	Total
Balance at December 31, 2007		$100,636	$15,184	$(4,050)	$121,783	$233,553
Net Income	$36,577				36,577	36,577
Foreign currency translation adjustments	(1,193)			(1,193)		(1,193)
Comprehensive income	$35,384					—
Dividends paid					(12,609)	(12,609)
Common Stock Purchased and Retired		(499)			(7,699)	(8,198)
Stock-based compensation		656	1512			2,168
Common stock options exercised		76	(898)			(822)
Balance at June 30, 2008		$100,869	$15,798	$(5,243)	$138,052	$249,476

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of its operations for the three months and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations and changes in the pension liability.

Franchising Program – Orkin had 62 franchises as of June 30, 2008, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007 and the Kingdom of Saudi Arabia, Qatar, and the Kingdom of Bahrain were established in 2008. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

	At June 30,	At December 31,
(in thousands)	2008	2007
Notes receivable from Franchises	$4,335	$4,006

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.

The Company recognized a net gain for the sale of customer contracts for the quarter ended June 30, 2008 and a loss for the quarter ended June 30, 2007 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Sale of customer contracts gain/(loss)	$539	$(57)	$680	$(67)

Initial franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At June 30,	At December 31,
(in thousands)	2008	2007
Deferred Franchise Fees	$2,196	$2,078

ROLLINS, INC. AND SUBSIDIARIES

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues from Franchises	$760	$860	$1,439	$1,386

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $2.1 million and $1.9 million at June 30, 2008 and December 31, 2007.

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

Consolidated Net Revenues
(in thousands)
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	284,499	239,618	232,222
Third Quarter	N/A	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year ended December 31,	$494,577	$894,920	$858,878

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value

ROLLINS, INC. AND SUBSIDIARIES

option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.   The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset

ROLLINS, INC. AND SUBSIDIARIES

under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

NOTE 3.	ACQUISITION

Acquisition of HomeTeam Pest Defense:

On April 3, 2008, The Company, through its wholly owned subsidiary, completed the acquisition of substantially all of the assets of Centex Home Services, LLC, a Nevada limited liability company, HomeTeam Pest Defense, Inc., a Nevada corporation, and HomeTeam Pest Defense, LLC, a Delaware limited liability company, related to the business of providing termite and pest control services to homebuilders, businesses and homeowners.  Subject to post-closing adjustments, the purchase price paid for the acquisition was approximately $137.7 million. The purchase price was negotiated at arms length.

HomeTeam Pest Defense has a customer base of approximately 400,000 customers, which are served from 50 service locations in 13 states. HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007. This acquisition will broaden Rollins’ market share considerably. The Company's consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through June 30, 2008.

The Company engaged an independent valuation firm to determine the allocation of the purchase price to Goodwill and identifiable Intangible assets. Such valuation resulted in the allocation of $56.4 million to Goodwill and $89.7 million to other intangible assets, principally customer contracts. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and are evaluating third-party valuations of certain tangible and intangible assets and finalizing its operating plans and, thus, the allocation of the purchase price is subject to material revision in its future financial statements. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 20 years on a straight-lined basis.

ROLLINS, INC. AND SUBSIDIARIES

The fair values of HomeTeam’s assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	at April 3, 2008
Assets and liabilities:
Cash and cash equivalents	$27
Trade accounts receivable	10,970
Materials and supplies	1,922
Other current assets	785
Equipment and property	989
Goodwill	56,442
Customer contracts and relationships (Taexx)	35,600
Customer contracts and relationships (conventional)	24,300
Customer contracts and relationships (termite)	13,400
Trademarks and trade names	5,900
Proprietary technology	6,600
Non-compete agreements	3,900
Other assets	402
Accounts payable	(4,786)
Accrued compensation & related liabilities	(5,708)
Unearned revenues	(8,932)
Other current liabilities	(2,415)
Long-term accrued liabilities	(1,741)
$137,655

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
REVENUES
Customer services	$284,499	$274,323	$526,045	$507,392
INCOME BEFORE INCOME TAXES	37,329	33,668	60,595	53,034
PROVISION FOR INCOME TAXES	14,591	13,194	23,697	20,894
NET INCOME	$22,738	$20,474	$36,898	$32,140
INCOME PER SHARE - BASIC	$0.23	$0.20	$0.37	$0.32
INCOME PER SHARE - DILUTED	$0.23	$0.20	$0.37	$0.32
Weighted average shares outstanding - basic	99,369	100,465	99,378	100,722
Weighted average shares outstanding - diluted	100,171	101,513	100,286	101,811

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4. DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2008, borrowings of $50.0 million were outstanding under the line of credit and $4.0 million under the swingline subfacility. The Company maintains approximately $35.7 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

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

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1. The Company used $90.0 million of the available line of credit to fund the HomeTeam Pest Defense acquisition and to date has repaid $36.0 million of the loan.

NOTE 5.	EARNINGS PER SHARE

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

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2008	2007	2008	2007
Basic and diluted earnings available to stockholders
(numerator):	$22,738	$21,239	$36,577	$34,032
Shares (denominator):
Weighted-average shares outstanding - Basic	99,369	100,465	99,378	100,722
Effect of dilutive securities:
Employee Stock Options and Time Lapse Restricted Shares	802	1,048	908	1,089
Weighted-average shares outstanding – Diluted	100,171	101,513	100,286	101,811

Per share amounts
Basic income per common share	$0.23	$0.21	$0.37	$0.34
Diluted income per common share	$0.23	$0.21	$0.36	$0.33

ROLLINS, INC. AND SUBSIDIARIES

During the second quarter ended June 30, 2008, the Company repurchased 262,775 shares of its common stock in the open market at a weighted-average of $15.85 per share with a total of 498,775 shares repurchased year to date at a weighted-average of $16.44 per share. In total, 515,491 additional shares may be purchased under its share repurchase program. Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4.0 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date.

NOTE 6.	FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

Outstanding Loans:

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2008, borrowings of $50.0 million were outstanding under the line of credit and $4.0 million under the swingline subfacility.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the Company’s balance sheet as of June 30, 2008:

	Fair value Measurements at June 30, 2008 with
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
Notes receivable from franchises	$—	$—	$4,335
Total assets at fair value	$—	$—	$4,335

Liabilities:
Outstanding loans	$—	$54,000	$—
Total liabilities at fair value	$—	$54,000	$—

ROLLINS, INC. AND SUBSIDIARIES

Carrying Amount of Total Asset
(dollars in thousands)
	Asset			New	Total
	Balance		Change in	Loans &	Carrying
Year	01/01/08	Payments	Estimate	Interest	Amount
2008	4,006	$1,946	—	2,275	$4,335

The Company measures the fair value of its notes receivable from franchises based on the Company’s historical experiences collecting from franchisees and current terms offered for similar notes.

NOTE 7.	CONTINGENCIES

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

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in California and Arkansas, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, was filed in the United States District Court for the Central District of California and a date has not been scheduled for a hearing on class certification. The Sheppard lawsuit, a termite related matter, was filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.	STOCKHOLDERS’ EQUITY

During the second quarter ended June 30, 2008, the Company repurchased 262,775 shares of its $1 par value common stock at a weighted average price of $15.85 per share with a total of 498,775 shares repurchased during the six months ended June 30, 2008 at a weighted average of $16.44 per share. In addition, during the second quarter ended June 30, 2008, approximately 55,000 shares of common stock were issued upon exercise of stock options by employees; in total for the six months ended June 30, 2008, approximately 193,000 shares of common stock were issued upon exercise of stock options by employees.

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

The Company issues new shares from its authorized but unissued share pool. At June 30, 2008, approximately 4.8 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the second quarter ended June 30, 2008 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The only options outstanding at June 30, 2008 for SFAS 123R purposes are the options granted during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore no Black-Scholes calculation was necessary.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Time lapse restricted stock:
Pre-tax compensation expense	$1,120	$704	$2,103	$1,398
Tax benefit	(447)	(275)	(823)	(545)
Restricted stock expense, net of tax	$673	$429	$1,280	$853
Stock options:
Pre-tax compensation expense	$—	$87	—	$174
Tax benefit	—	(34)	—	(68)
Stock option expense, net of tax	$—	$53	—	$106
Total share-based compensation:
Pre-tax compensation expense	$1,120	$791	$2,103	$1,572
Tax benefit	(447)	(309)	(823)	(613)
Total share-based compensation expense, net of tax	$673	$482	$1,280	$959

As of June 30, 2008, $20.5 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 5.6 years for TLRS’s.

Options activity outstanding under the Company’s stock option plan as of June 30, 2008 and changes during the six months ended June 30, 2008, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2007	990	$6.75	3.8	$12,328
Exercised	(193)	6.29	N/A
Forfeited	(7)	5.83	N/A
Outstanding at June 30,2008	790	6.87	3.6	6,275
Exercisable at June 30, 2008	790	$6.87	3.6	$6,275

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the periods ended June 30, 2008 and June 30, 2007 was $2.3 million and $12.3 million, respectively. Exercise of options through the second quarters of 2008 and 2007 resulted in cash receipts of $0.2 million and $0.9 million, respectively. The Company recognized a tax benefit of approximately $60,000 in the quarter

ROLLINS, INC. AND SUBSIDIARIES

ended June 30, 2008 and approximately $65,000 for the year related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2008:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2007	1,203	$13.02
Forfeited	(11)	12.85
Vested	(209)	12.34
Granted	668	16.96
Unvested Restricted Stock Units at June 30, 2008	1,651	$14.70

NOTE 9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
	Pension	Currency
	Liability	Translation	Total
Balance at December 31, 2007	$(9,790)	$5,740	$(4,050)
Change during 2008:
Before-tax amount	—	(1,777)	(1,777)
Tax benefit	—	584	584
	—	(1,193)	(1,193)
Balance at June 30, 2008	$(9,790)	$4,547	$(5,243)

NOTE 10.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Beginning balance	$18,000	$20,201
Current year provision	410	10,169
Settlements, claims and expenditures	(2,810)	(12,370)
Ending balance	$15,600	$18,000

ROLLINS, INC. AND SUBSIDIARIES

NOTE 11.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Interest cost	$2,270	$2,075	$4,540	$4,150
Expected return on plan assets	(3,086)	(2,812)	(6,172)	(5,624)
Amortization of net loss	271	781	542	1,562
Net periodic benefit cost (Gain)	$(545)	$44	$(1,090)	$88

During the six months ended June 30, 2008, the Company did not make a contribution to its defined benefit plan. The Company is currently evaluating the defined benefit plan and has not determined if there will be a payment during the fiscal year ending December 31, 2008.

NOTE 12.	PERIODIC INCOME TAX RATE

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company, adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

The Company’s revenues for the second quarter ended June 30, 2008 increased 18.7% to $284.5 million compared to $239.6 million for the quarter ended June 30, 2007. Net Income for the quarter improved 7.1% to $22.7 million compared to $21.2 million for the quarter ended June 30, 2007. Earnings per share on a diluted basis was $0.23 cents, up 9.5% compared to the split adjusted $0.21 cents reported for the second quarter last year.

Business Overview

Rollins experienced record revenue and record profits this quarter due to growth within its prior existing base of business and contributions from its most recent acquisition, HomeTeam Pest Defense, Inc. (“HomeTeam”).  New leads in residential pest control, which are an indicator of demand and future growth, grew in the quarter. Historically, the pest control business has proven to be recession resistant.  In economic downturns demand may slow, but in the past the Company has continued to make progress both in revenue and profit growth.

The Company’s revenues before including HomeTeam’s contribution grew 4.7% for the second quarter, and 18.7% including the $33.7 million second quarter revenue contribution resulting from the HomeTeam acquisition. The quarter’s growth was the result of contributions by both the commercial and residential service lines.  The commercial pest control business, which now represents 39% of the Company’s business, grew 9.0% for the quarter ended June 30, 2008 compared to the 2nd quarter last year. New commercial were 10.0% better compared to the same quarter last year.  Additionally, the Company’s commercial customer retention improved slightly, approximately ½ of a point over last year’s record best.  Residential pest control revenues, which represent a little more than 39% of the Company’s business, grew 2.0% before including HomeTeam’s contribution and with the HomeTeam 30.4% in the second quarter compared to the prior year quarter.  The termite service business, which represents less than 21.0% of the Company’s business, grew 17.2% all due to the HomeTeam acquisition as the existing base of business declined slightly, less than .5%.

For the quarter ended June 30, 2008, the Company’s gross margin declined by 60 basis points or 48.7% compared to 49.3% last year’s second quarter. Improvements due to greater service technician productivity and a decrease in pension cost which were offset by a $1.4 million increase in fleet cost due to higher cost of fuel and HomeTeam’s higher cost of services provided

Sales, general and administrative expenses for the second quarter ended June 30, 2008 increased $15.2 million or 19.9%, to 32.3% of revenues from 32.0% for the second quarter ended June 30, 2007, due to increased sales salaries, fleet expense and an additional  $ .9 million in expenses related to the acquisition of the HomeTeam.

For the six months ended June 30, 2008, sales, general and administrative expenses increased $19.7 million, or 13.7% compared to the six months ended June 30, 2007 representing 33.1% of revenues compared to 32.6% in last year’s sales, general and administrative expenses.  The increase in sales, general and administrative expenses was primarily due to $2.0 million in non-recurring expenses related to the acquisition of the HomeTeam.

The Company generated $45.0 million in free cash flow (cash provided from operations of $52.1 million less capital expenditures of $7.1 million) year-to-date, representing 9.1% of revenue.  The Company’s strong cash flow allowed it to pay back $36 million of the $90 million borrowed in April 2008 to fund the purchase of HomeTeam Pest Defense.  In addition $8.2 million was expended under the Company’s share buyback program.

Stock Repurchases

During the second quarter ended June 30, 2008, the Company repurchased 262,775 shares of its $1 par value common stock at a weighted average price of $15.85 per share with a total of 498,775 shares repurchased year to date at a weighted-average price of $16.44 per share. In total, 515,491 additional shares may be purchased under its share repurchase program.

HomeTeam Pest Defense

On April 3, 2008, the Company closed the purchase of the HomeTeam Pest Defense. HomeTeam Pest Defense provides termite and pest control services to homebuilders, businesses and homeowners. HomeTeam Pest Defense has a customer base of approximately 400,000 customers, which are served from 50 service locations in 13 states. HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007. This acquisition will broaden Rollins’ market share considerably.

ROLLINS, INC. AND SUBSIDIARIES

HomeTeam was attractive to the Company for a number of reasons. The acquisition provides a strategic opportunity to penetrate a market channel in new home construction that Orkin had not previously pursued. Although home building is lagging at this time, historically it slows but does not stop. More than 90 % of HomeTeam’s business is pest control, servicing residential customers with conventional pest control and termites treatments similar to Orkin along with HomeTeam’s tubes in the wall pest defense systems. Less than 10% of HomeTeam’s revenues come from sales to home builders for installing new systems for future residential customers. HomeTeam has extremely high customer retention rates, one of the highest in the industry, coupled with a very high customer satisfaction rating. Even as home construction has slowed, there are numerous new home owners that have yet to activate their tube in the wall pest defense systems, and the Company expects to benefit from this untapped asset in the future.

With its unique proprietary Taexx tube in the wall system, the HomeTeam business has gained a number of competitive advantages such as significant barriers to entry, great builder acceptance with relationships with 18 of the nations 20 largest builders, and a lower cost to deliver service with high route density in most of its markets. This pest control service is less invasive as the customer does not need to be home for service and as a result, homeowners value this company’s innovative “tubes in the wall” pest control delivery system and consider it a smart home investment. Customer convenience and a high level of quality service provided by HomeTeam have translated into very high customer satisfaction ratings and customer retention.

Results of Operations

	Three Months Ended June 30,		%Better/ (worse) as compared to same quarter in	Six Months Ended June 30,		%Better/ (worse) as compared to same period in
(in thousands)	2008	2007	prior year	2008	2007	prior year
Revenues	$284,499	$239,618	18.7%	$494,577	$440,850	12.2%
Cost of services provided	146,076	121,601	(20.1)	256,029	228,437	(12.1)
Depreciation and amortization	8,685	6,911	(25.7)	15,316	13,597	(12.6)
Sales, general and administrative	92,030	76,787	(19.9)	163,518	143,828	(13.7)
Gain on sale of assets	(14)	(89)	(84.3)	(35)	(96)	(63.5)
Interest (income)/expense	393	(522)	(175.3)	(326)	(1,074)	(69.6)
Income before income taxes	37,329	34,930	6.9	60,075	56,158	7.0
Provision for income taxes	14,591	13,691	(6.6)	23,498	22,126	(6.2)
Net Income	$22,738	$21,239	7.1%	$36,577	$34,032	7.5%

Revenues for the second quarter ended June 30, 2008 increased to $284.5 million, an increase of $44.9 million or 18.7% with increases in all areas due to the $33.7 million or 14% increase in second quarter revenues supplied by the HomeTeam acquisition as well as an increase in commercial sales. For the six months ended June 30, 2008, revenues increased to $494.6 million, an increase of $53.7 million or 12.2%. The increase is due to the Company’s efforts to increase commercial business which made up over 42% of the Company’s revenues year-to-date, an increase in the number of sales, better customer retention and the acquisition of HomeTeam which contributed revenues of $33.7 million or 7.7% of the Company’s year-to-date increase. The Company’s foreign operations accounted for less than 8% of total revenues during the second quarter and first six months 2008 and 2007.

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

ROLLINS, INC. AND SUBSIDIARIES

Consolidated Net Revenues
(in thousands)
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	284,499	239,618	232,222
Third Quarter	N/A	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year ended December 31,	$494,577	$894,920	$858,878

Cost of Services provided for the second quarter ended June 30, 2008 increased $24.5 million or 20.1%, compared to the quarter ended June 30, 2007. Gross margin for the quarter decreased to 48.7% for the second quarter versus 49.3% in the prior year. $19.7 million of the dollar increase was due to the acquisition of HomeTeam. Margins excluding the impact of HomeTeam improved 40 basis points due to greater service technician productivity and a decrease in pension cost which was partially offset by increase in fleet cost due to higher cost of fuel.

For the six months ended June 30, 2008, cost of service provided increased $27.6, or 12.1% compared to the six months ended June 30, 2007. Gross margins remained at 48.2%. Margins excluding the impact of HomeTeam improved 58 basis points due to continued improvements in the cost of risk related to our termite work, greater service technician productivity and reduced pension expense. Claims for the year were 32% less than a year ago and totaled $2.7 million. The excellent claims experience coupled with the favorable resolution of some termite litigation resulted in $1.2 million reduction in our insurance and claim cost. Fleet cost excluding HomeTeam expenses rose $3.0 million or 50 basis points this year driven primarily by the higher cost of fuel.

Depreciation and Amortization expenses for the second quarter ended June 30, 2008 increased to $8.7 million, an increase of 25.7% or $1.8 million versus the prior year second quarter due to the $89.7 million assigned to Customer Contracts and Other Intangible Assets as part of the HomeTeam acquisition in the second quarter.

For the six months ended June 30, 2008, Depreciation and Amortization increased $1.7 million, an increase of 12.6% compared to the six months ended June 30, 2007. The increase is due to the acquisition of HomeTeam on April 3, 2008.

Sales, General and Administrative Expenses for the second quarter ended June 30, 2008 increased $15.2 million or 19.9%, to 32.3% of revenues from 32.0% for the second quarter ended June 30, 2007. $10.1 million of the dollar increase was due to the addition of HomeTeam. Sales, general and administrative expenses excluding the impact of HomeTeam as a percent of revenues increased 60 basis points due to sales salaries, fleet expense and an additional $0.9 million in expenses related to the acquisition of the HomeTeam.

For the six months ended June 30, 2008, sales, general and administrative expenses increased $19.7 million, or 13.7% compared to the six months ended June 30, 2007 representing 33.1% of revenues compared to 32.6% of revenues in the prior year period. $2.0 million in non-recurring expenses related to the acquisition of the HomeTeam was the most significant factor in the increase.

Interest (Income)/Expense for the second quarter and six months ended June 30, 2008 increased $0.9 million or 175.3% and $0.7 million or 69.6%, respectively due to interest on outstanding debt related to the April 2008 HomeTeam Pest Defense acquisition.

Income Taxes for the second quarter ended June 30, 2008 increased to $14.6 million or 6.6% and reflects increased pre-tax income over the prior year period. The effective tax rate was 39.1% for the second quarter ended June 30, 2008 versus 39.2% for the second quarter ended June 30, 2007. For the six months ended June 30, 2008, the effective tax rate was 39.1% versus 39.4% for the six months ended June 30, 2007.

Critical Accounting Policies

The Company views its critical accounting policies to be those policies that are very important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, complex or subjective judgments. The

ROLLINS, INC. AND SUBSIDIARIES

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

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and Cash Flow	Six Months Ended
	June 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$52,123	$45,460
Net cash used in investing activities	(142,591)	(14,384)
Net cash used in financing activities	34,881	(38,756)
Effect of exchange rate changes on cash	(421)	1,380
Net increase in cash and cash equivalents	(56,008)	(6,300)
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$15,272	$57,044

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $190.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $52.1 million for the six months ended June 30, 2008, compared with cash provided by operating activities of $45.5 million for the same period in 2007.

The Company invested approximately $7.1 million in capital expenditures during the first six months ended June 30, 2008, compared to $10.1 million during the same period in 2007, and expects to invest less than $9.0 million for the remainder of 2008. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the first six months ended June 30, 2008, the Company made expenditures for acquisitions totaling $135.8 million, compared to $4.3 million during the same period in 2007. Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions. A total of $12.6 million was paid in cash dividends ($0.0125 per share) during the first six months of 2008, compared to $10.2 million or ($0.010 per share) during the same period in 2007. The Company repurchased 262,775 shares during the second quarter of 2008 of its $1 par value common stock at a weighted average price of $15.85 with a total of 498,775 shares repurchased year to date at a weighted-average price of $16.44 per share. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities.

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008. For the quarter ended June 30, 2008, The Company has paid back $36.0 million of the $90.0 million that was borrowed to fund the HomeTeam acquisition.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2008, borrowings of $50.0 million were outstanding under the line of credit and $4.0 million under the swingline subfacility. The Company maintains approximately $35.7 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

ROLLINS, INC. AND SUBSIDIARIES

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

ROLLINS, INC. AND SUBSIDIARIES

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.   The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15,

ROLLINS, INC. AND SUBSIDIARIES

2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2007.

ITEM 4. CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30,  2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, except as noted in the following paragraph, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2008, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

The Company acquired the HomeTeam Pest Defense business on April 3, 2008. Since the date of acquisition, the Company has been analyzing, evaluating, and implementing changes in HomeTeam’s procedures and controls to determine their effectiveness and to make them consistent with our internal controls and procedures. We have performed additional procedures to review accounting records and substantiate the financial information of HomeTeam included in this report. HomeTeam’s

ROLLINS, INC. AND SUBSIDIARIES

total revenues following the acquisition accounted for 6.8 percent of the Company’s consolidated revenues for the six months ended June 30, 2008.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the Second Quarter Ended June 30, 2008 were as
Follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	purchased	price paid per	announced repurchases	the repurchase plans
Period	(1)	share	(2)	(2)
April 1 to 30, 2008	25,423	$17.36	6,900	771,366
May 1 to 31, 2008	140,000	16.10	140,000	631,366
June 1 to 30, 2008	115,875	15.54	115,875	515,491
Total	281,298	$15.98	262,775	515,491

(1)   Includes repurchases in connection with exercise of employee stock options in April 2008: 18,523.

(2)   These shares were repurchased under the April 2005 plan to repurchase up to 4.0 million shares of the Company’s common stock. This plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

Because the Company's directors have staggered three-year terms, Messrs. Gary W. Rollins, Henry B. Tippie, Wilton Looney, bill J. Dismuke, and Thomas J. Lawley continue to serve as directors of the Company but were not up for reelection at the Company's Annual Meeting of Stockholders on April 22, 2008.

The Company's Annual Meeting of Stockholders was held on April 22, 2008. At the meeting, stockholders voted on the following proposals:

1.	To elect two Class I Directors for the three-year term expiring in 2011. Each nominee for Class I Director was elected by a vote of the stockholders as follows:

Election of Class I Directors	For	Withheld
R. Randall Rollins	87,850,880	4,718,570
James B. Williams	86,332,497	6,236,954

2.	To approve the Performance-Based Incentive Cash Compensation Plan for Executive Officers. The proposal was approved by a vote of stockholders as follows:

For	91,238,336
Against	700,113
Abstain	631,002
Total	92,569,451

3.	To approve the proposed 2008 Stock Incentive Plan. The proposal was approved by a vote of stockholders as follows:

For	66,802,637
Against	22,903,986
Abstain	624,814
Total	90,331,437

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

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

(10.1)

Revolving Credit Agreement dated as of March 28, 2008, between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated March 28, 2008.

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

ROLLINS, INC.
(Registrant)

Date: July 28, 2008	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: July 28, 2008	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)