Form 10-Q
period 2008-09-30
ROLLINS INC
filed 2008-10-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Rollins, Inc. had 100,864,025 shares of its $1 par value Common Stock outstanding as of October 15, 2008.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(in thousands except share data)
(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$16,334	$71,280
Trade receivables, short-term, net of allowance for doubtful accounts
of $6,241 and $5,351, respectively	68,032	52,618
Accounts receivable - other, net	1,717	1,839
Materials and supplies	11,117	8,846
Deferred income taxes	18,323	17,162
Other current assets	8,320	8,495
Total Current Assets	123,843	160,240
Equipment and property, net	77,963	77,370
Goodwill	182,834	126,684
Customer contracts	125,354	63,056
Other intangible assets, net	25,126	9,232
Deferred income taxes	8,309	7,576
Trade receivables, long-term, net of allowance for doubtful accounts
of $1,387 and $1,317, respectively	9,009	8,409
Prepaid Pension	18,259	16,624
Other assets	6,604	6,037
Total Assets	$577,301	$475,228
LIABILITIES
Accounts payable	20,037	19,140
Accrued insurance	14,855	13,505
Accrued compensation and related liabilities	53,842	45,910
Unearned revenues	99,297	81,678
Accrual for termite contracts	5,160	6,320
Capital leases	661	1,186
Line of credit	41,500	—
Other current liabilities	24,134	20,267
Total current liabilities	259,486	188,006
Capital leases, less current portion	360	601
Accrued insurance, less current portion	24,309	23,387
Accrual for termite contracts, less current portion	9,100	11,680
Long-term accrued liabilities	20,985	18,001
Total Liabilities	314,240	241,675
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized,
100,864,025 and 100,635,596 shares issues, respectively	100,864	100,636
Paid in capital	16,977	15,184
Accumulated other comprehensive loss	(5,520)	(4,050)
Retained earnings	150,740	121,783
Total Stockholders’ Equity	$263,061	$233,553
Total Liabilities and Stockholders’ Equity	$577,301	$475,228

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Customer services	$277,911	$238,116	$772,488	$678,966

COSTS AND EXPENSES
Cost of services provided	145,415	123,029	401,444	351,466
Depreciation and amortization	9,031	6,885	24,347	20,482
Sales, general and administrative	91,440	78,154	254,958	221,982
Gain on sales of assets	(154)	(17)	(189)	(113)
Interest expense (income), net	174	(466)	(152)	(1,540)
	245,906	207,585	680,408	592,277
INCOME BEFORE INCOME TAXES	32,005	30,531	92,080	86,689

PROVISION FOR INCOME TAXES
Current	12,531	10,710	36,661	30,503
Deferred	(330)	1,056	(962)	3,389
	12,201	11,766	35,699	33,892
NET INCOME	$19,804	$18,765	$56,381	$52,797
NET INCOME PER SHARE - BASIC	$0.20	$0.19	$0.57	$0.53
NET INCOME PER SHARE - DILUTED	$0.20	$0.19	$0.56	$0.52

Weighted average shares outstanding - basic	99,233	99,912	99,329	100,449
Weighted average shares outstanding - diluted	100,096	100,977	100,223	101,530
DIVIDENDS PAID PER SHARE	$0.0625	$0.0500	$0.1875	$0.1500

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$56,381	$52,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	24,347	20,482
Provision for Deferred Income Taxes	(962)	3,389
Stock Based Compensation Expense	3,248	2,381
Gain on sale of assets	(189)	(113)
Excess tax benefits from share-based payments	(65)	(2,924)
Other, net	(495)	(113)
Changes in assets and liabilities:
Trade Accounts Receivables	(9,695)	(7,913)
Accounts Receivables - Other	97	(762)
Materials and supplies	(437)	276
Other current assets	973	(1,153)
Other non-current assets	(1,574)	(2,593)
Accounts payable and accrued expenses	(396)	850
Unearned revenue	8,862	10,751
Accrued insurance	57	488
Accrual for termite contracts	(3,740)	(600)
Long-term accrued liabilities	1,200	3,295
Net cash provided by operating activities	77,612	78,538
INVESTING ACTIVITIES
Cash Used for Acquisitions of Companies, net of cash acquired	(136,453)	(5,950)
Purchases of Equipment and Property	(10,142)	(13,512)
Cash from Sales of Franchises	225	—
Proceeds from Sales of Assets	142	79
Net cash used in investing activities	(146,228)	(19,383)
FINANCING ACTIVITIES
Borrowings, Under Line of Credit Agreement	90,000	—
Payments on line of Credit Borrowings	(48,500)	—
Cash Paid for Common Stock Purchased	(10,131)	(30,895)
Dividends paid	(18,911)	(15,274)
Book overdrafts in bank accounts	2,300	—
Proceeds Received Upon Exercise of Stock Options	326	1,379
Principal payments on capital lease obligations	(664)	(1,532)
Excess tax benefits from share-based payments	65	2,924
Net cash provided by/(used in) financing activities	14,485	(43,398)
Effect of exchange rate changes on cash	(815)	2,720
Net increase/(decrease) in cash and cash equivalents	(54,946)	18,477
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$16,334	$81,821
Supplemental disclosure of cash flow information
Cash paid for interest	$589	$85
Cash paid for income taxes	$30,678	$27,541

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)
				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Income	Earnings	Total
Balance at December 31, 2007		$100,636	$15,184	$(4,050)	$121,783	$233,553
Net Income	$56,381				56,381	56,381
Foreign currency translation adjustments	(1,470)			(1,470)		(1,470)
Comprehensive income	$54,911					—
Dividends paid					(18,911)	(18,911)
Common Stock Purchased and Retired		(550)			(8,513)	(9,063)
Stock-based compensation		653	2,660			3,313
Common stock options exercised		125	(867)			(742)
Balance at September 30, 2008		$100,864	$16,977	$(5,520)	$150,740	$263,061

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of its operations for the three months and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Estimates Used in the Preparation of Consolidated Financial Statements -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying notes and financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all investments with an original or purchased maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2008. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets - In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assetthe asset exceeds the fair value of the asset. Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

ROLLINS, INC. AND SUBSIDIARIES

Comprehensive Income (Loss) - Other Comprehensive Income (Loss) results from foreign currency translations and changes in the pension liability.

Franchising Program – Orkin had 62 franchises as of September 30, 2008, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007 and the Kingdom of Saudi Arabia, Qatar, and the Kingdom of Bahrain which were established in 2008. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years. Notes receivable from franchises are included on the Company’s consolidated statements of financial position under trade receivables, short term.

	At September 30,	At December 31,
(in thousands)	2008	2007
Notes receivable from Franchisees	$3,940	$4,006

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchisees and collection on the notes is reasonably assured.

The Company recognized a net loss for the sale of customer contracts for the quarter ended September 30, 2008 and a loss for the quarter ended September 30, 2007 due to customer adjustments. These amounts are included as reductions of revenues in the accompanying Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Sale of customer contracts gain/(loss)	$(36)	$(1)	$644	$(69)

Initial franchise fees are deferred for the duration of the contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At September 30,	At December 31,
(in thousands)	2008	2007
Deferred Franchises Fees	$2,200	$2,078

Royalties and fees from franchisees are accrued and recognized as revenues as earned on a monthly basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues from Franchisees	$647	$772	$2,086	$2,158

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $1.7 million and $1.9 million at September 30, 2008 and December 31, 2007, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

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

Consolidated Net Revenues
(in thousands)
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	284,499	239,618	232,222
Third Quarter	277,911	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year ended December 31,	$772,488	$894,920	$858,878

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

•

Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, Fair Value Measurements (Statement 157). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

•

 Permit the deferral of the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008.  The Company will apply the provisions of FSP FAS 157-2, as required and does not expect the adoption of FSP FAS 157-2 to have a material effect on its consolidated financial statements. See Note 6 for details regarding impact of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company has not elected the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

ROLLINS, INC. AND SUBSIDIARIES

Emerging Issues Task Force

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based payment awards. Entities are required to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. The Company adopted the provisions of EITF Issue 06-11 as of January 1, 2008. The effect on the consolidated results of operations, cash flow and financial position is immaterial.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Acquisition of HomeTeam Pest Defense:

On April 3, 2008, the Company, through its wholly owned subsidiary, completed the acquisition of substantially all of the assets of Centex Home Services, LLC, a Nevada limited liability company, HomeTeam Pest Defense, Inc., a Nevada corporation, and HomeTeam Pest Defense, LLC, a Delaware limited liability company, related to the business of providing termite and pest control services to homebuilders, businesses and homeowners.  The final purchase price paid for the acquisition was $134.0 million. The purchase price was negotiated at arms length.

HomeTeam Pest Defense has a customer base of approximately 400,000 customers, which are served from 50 service locations in 13 states. HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007. The Company's consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through September 30, 2008.

The Company engaged an independent valuation firm to determine the allocation of the purchase price to goodwill and identifiable intangible assets. Such valuation resulted in the allocation of $56.7 million to tax-deductible goodwill and $89.7 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 20 years on a straight-lined basis.

ROLLINS, INC. AND SUBSIDIARIES

The fair values of HomeTeam’s assets and liabilities, at the date of acquisition, were as follows:

At April 3, 2008
(dollars in thousands)
(unaudited)
ASSETS AND LIABILITIES:
Cash and cash equivalents	$27
Trade accounts receivable	6,628
Materials and supplies	1,922
Other current assets	785
Equipment and property	989
Goodwill	56,677
Customer contracts and relationships (Taexx)	35,600
Customer contracts and relationships (conventional)	24,300
Customer contracts and relationships (termite)	13,400
Trademarks and trade names	5,900
Proprietary technology	6,600
Non-compete agreements	3,900
Other assets	334
Accounts payable	(2,571)
Accrued compensation & related liabilities	(5,088)
Unearned revenues	(8,932)
Other current liabilities	(4,686)
Long-term accrued liabilities	(1,741)
$134,044

The pro forma financial information presented below gives effect to the HomeTeam Pest Defense acquisition as if it had occurred as of the beginning of our fiscal year 2007. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such year or results which may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
REVENUES
Customer services	$277,911	$272,858	$803,956	$780,250
INCOME BEFORE INCOME TAXES	32,005	29,939	92,600	82,972
PROVISION FOR INCOME TAXES	12,201	11,533	35,898	32,426
NET INCOME	$19,804	$18,406	$56,702	$50,546
INCOME PER SHARE - BASIC	$0.20	$0.18	$0.57	$0.50
INCOME PER SHARE - DILUTED	$0.20	$0.18	$0.57	$0.50
Weighted average shares outstanding - basic	99,233	99.912	99,329	100,449
Weighted average shares outstanding - diluted	100,096	100,977	100,223	101,530

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4. DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2008, borrowings of $37.5 million were outstanding under the line of credit and $4.0 million under the swingline subfacility. The Company maintains approximately $34.4 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

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

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1. The Company used $90.0 million of the available line of credit to fund the HomeTeam Pest Defense acquisition and, as of September 30, 2008, has repaid $48.5 million of the loan.

NOTE 5.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share (“EPS”), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus common stock options outstanding during the period, which, if exercised, would have a dilutive effect on EPS. The Company has no stock options outstanding with an anti-dilutive effect on its EPS. Prior period basic and diluted EPS has been restated for the stock split effective December 10, 2007. A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share data)	2008	2007	2008	2007
Basic and diluted earnings available to stockholders
(numerator):	$19,804	$18,765	$56,381	$52,797
Shares (denominator):
Weighted-average shares outstanding - Basic	99,233	99,912	99,329	100,449
Effect of dilutive securities:
Employee Stock Options and Time Lapse Restricted Shares	863	1,065	894	1,081
Weighted-average shares outstanding – Diluted	100,096	100,977	100,223	101,530

Per share amounts
Basic income per common share	$0.20	$0.19	$0.57	$0.53
Diluted income per common share	$0.20	$0.19	$0.56	$0.52

ROLLINS, INC. AND SUBSIDIARIES

During the third quarter ended September 30, 2008, the Company repurchased 51,400 shares of its common stock in the open market at a weighted-average price of $16.85 per share with a total of 550,175 shares repurchased year to date at a weighted-average of $16.47 per share. In total, 464,091 additional shares may be purchased under its share repurchase program. Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 4.0 million additional shares of the Company’s common stock at its quarterly meeting on April 26, 2005. This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date.

NOTE 6.	FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, “Fair Value Measurements,” as amended by FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

Notes Receivable from Franchisees:

Transactions with franchises involve sales of customer contracts to establish new franchises in the United States and initial franchise fees and royalties in both the United States and International Franchises. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

Outstanding Loans:

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2008, borrowings of $37.5 million were outstanding under the line of credit and $4.0 million under the swingline subfacility.

The following table summarizes the valuation at fair value of financial instruments measured on the Company’s balance sheet as of September 30, 2008:

	Fair value Measurements at September 30, 2008 with
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
Notes receivable from franchises	$—	$—	$3,940
Total assets at fair value	$—	$—	$3,940

Liabilities:
Outstanding loans	$—	$41,500	$—
Total liabilities at fair value	$—	$41,500	$—

ROLLINS, INC. AND SUBSIDIARIES

Carrying Amount of Total Asset
(dollars in thousands)
	Asset			New	Total
	Balance		Change in	Loans &	Carrying
Year	01/01/08	Payments	Estimate	Interest	Amount
2008	4,006	$2,433	—	2,367	$3,940

The Company measures the fair value of its notes receivable from franchisees based on the Company’s historical experiences collecting from franchisees and current terms offered for similar notes.

NOTE 7.	CONTINGENCIES

Orkin, one of the Company’s subsidiaries, is a named defendant in Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc., et al. pending in the Circuit Court of Hillsborough County, Tampa, Florida. The plaintiffs filed suit in March of 1999 and are seeking monetary damages and injunctive relief. The Court ruled in early April 2002, certifying the class action lawsuit against Orkin. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this new ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. On October 6, 2008, the trial court held a hearing on Plaintiffs’ motion to certify a narrower class; the court has not yet ruled on Plaintiffs’ motion. Orkin believes this case to be without merit and intends to defend itself vigorously through trial, if necessary. At this time, the final outcome of the litigation cannot be determined. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Additionally, in the normal course of business, Orkin is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Adam Stauber v. Rollins, Inc. et al.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in California and Arkansas, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Stauber lawsuit, a Fair Debt Collection Practices Act related matter, filed in the United States District Court for the Central District of California has been resolved on an individual basis with the Plaintiff dismissing his case including his class action allegations. The Sheppard lawsuit, a termite related matter, was filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.    STOCKHOLDERS’ EQUITY

During the third quarter ended September 30, 2008, the Company repurchased 51,400 shares of its $1 par value common stock in the open market at a weighted average price of $16.85 per share and the Company repurchased 550,175 shares in the open market during the nine months ended September 30, 2008 at a weighted average of $16.47 per share. In addition, during the third quarter ended September 30, 2008, approximately 70,000 shares of common stock were issued upon exercise of stock options by employees. For the nine months ended September 30, 2008, approximately 264,000 shares of common stock were issued upon exercise of stock options by employees.

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

The Company issues new shares from its authorized but unissued share pool. At September 30, 2008, approximately 4.8 million shares of the Company’s common stock were reserved for issuance.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRS’s based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for the third quarter ended September 30, 2008 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

All outstanding options have been fully amortized at September 30, 2008 for SFAS 123R purposes. The Company did not grant any stock options in any years following 2003; therefore no Black-Scholes calculation was necessary.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Time lapse restricted stock:
Pre-tax compensation expense	$1,145	$722	$3,248	$2,120
Tax benefit	(431)	(282)	(1,254)	(827)
Restricted stock expense, net of tax	$714	$440	$1,994	$1,293
Stock options:
Pre-tax compensation expense	$—	$87	—	$261
Tax benefit	—	(34)	—	(102)
Stock option expense, net of tax	$—	$53	—	$159
Total share-based compensation:
Pre-tax compensation expense	$1,145	$809	$3,248	$2,381
Tax benefit	(431)	(316)	(1,254)	(929)
Total share-based compensation expense, net of tax	$714	$493	$1,994	$1,452

As of September 30, 2008, the total unrecognized compensation cost related to time-lapse restricted shares was $19.3 million and the weighted average period for TLRS’s to be recognized over is expected to be approximately 5.4 years.

Options activity outstanding under the Company’s stock option plan as of September 30, 2008 and changes during the nine months ended September 30, 2008, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2007	990	$6.75	3.8	$12,328
Exercised	(264)	6.20	N/A
Forfeited	(7)	5.83	N/A
Outstanding at September 30,2008	719	6.95	3.8	8,645
Exercisable at September 30, 2008	719	$6.95	3.8	$8,645

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter ended September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and September 30, 2007 was $3.0 million and $14.6 million, respectively. Exercise of options for the nine months ended September 30, 2008 and 2007 resulted in cash receipts of $0.3 million and $1.4 million, respectively. The Company did not recognize a tax benefit during the quarter ended September 30, 2008 while recognizing a tax benefit of approximately $65,000 for the year related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2008:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2007	1,203	$13.02
Forfeited	(14)	13.08
Vested	(209)	12.34
Granted	668	16.96
Unvested Restricted Stock Units at September 30, 2008	1,648	$14.71

NOTE 9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
	Pension	Currency
	Liability	Translation	Total
Balance at December 31, 2007	$(9,790)	$5,740	$(4,050)
Change during 2008:
Before-tax amount	—	(2,054)	(2,054)
Tax benefit	—	584	584
	—	(1,470)	(1,470)
Balance at September 30, 2008	$(9,790)	$4,270	$(5,520)

NOTE 10.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Beginning balance	$18,000	$20,201
Current year provision	990	10,169
Settlements, claims and expenditures	(4,730)	(12,370)
Ending balance	$14,260	$18,000

ROLLINS, INC. AND SUBSIDIARIES

NOTE 11.PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Interest cost	$2,270	$2,075	$6,810	$6,225
Expected return on plan assets	(3,086)	(2,812)	(9,258)	(8,436)
Amortization of net loss	271	781	813	2,343
Net periodic benefit cost (Gain)	$(545)	$44	$(1,635)	$132

During the nine months ended September 30, 2008, the Company did not make a contribution to its defined benefit plan. The Company is currently evaluating the defined benefit plan and has not determined if there will be a payment during the fiscal year ending December 31, 2008.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

For the third quarter ended September 30, 2008, the Company’s revenues increased to $277.9 million, an increase of $39.8 million or 16.7%, with increases in all areas including the $33.5 million or 12.1% of the Company’s increase in third quarter revenues supplied by the HomeTeam acquisition as well as an increase in commercial sales. For the nine months ended September 30, 2008, revenues increased to $772.5 million, an increase of $93.5 million or 13.8%. The increase is due to the Company’s efforts to increase the commercial sales business, which made up over 41% of the Company’s revenues for the nine month period, an increase in the number of sales, better customer retention and the acquisition of HomeTeam, which contributed revenues of $67.2 million or 8.7% of the Company’s nine month period increase. The Company’s foreign operations accounted for approximately 8% of total revenues during the third quarter and first nine months of 2008 and 2007.

The Company’s commercial pest control business has benefited through collaboration with many outstanding government agencies, universities and non profit organizations across the country that advance good health and the well-being of the public. Groups such as the CDC, RISE or the American Society for Healthcare Environmental Services, (ASHES), have been good partners. Rollins is building meaningful relationships while building its business. The Company’s objective is to create pest management awareness and to position Orkin as a trusted leader and a knowledgeable partner.

This September the Company participated in ASHES Annual Conference in San Antonio, Texas where Orkin had an opportunity to demonstrate its collaborative interactive handbook.  This further strengthened Orkin’s partnership with ASHES and while enhancing the Company’s relationships with healthcare professionals around the country. The Company has already obtained pest control customers through this conference.

Excluding the revenue contribution of HomeTeam, revenue increased 2.6% in the quarter and 3.9% in the nine month period as set forth below:

Reconciliation
Rollins, Inc. Revenues Excluding HomeTeam Pest Defense

	Three Months Ended September 30,		%Better/ (worse) as compared to same quarter in	Nine Months Ended September 30,		%Better/ (worse) as compared to same period in
(in thousands)	2008	2007	prior year	2008	2007	prior year
Net Revenues	$277,911	$238,116	16.7%	$772,488	$678,966	13.8%
Less:
Revenues from HomeTeam Pest Defense	33,499	-	-	67,237	-	-
Revenue Excluding HomeTeam Pest Defense	$244,412	$238,116	2.6%	$705,251	$678,966	3.9%

Cost of Services provided for the third quarter ended September 30, 2008 increased $22.4 million or 18.2%, compared to the quarter ended September 30, 2007. Gross margin for the quarter decreased to 47.7% for the third quarter versus 48.3% in the prior year. Of the dollar increase, $19.5 million was due to the acquisition of HomeTeam. Margins excluding the impact of HomeTeam improved 15 basis points due to greater service technician productivity and a decrease in pension cost which was partially offset by an increase in fleet cost due to higher cost of fuel.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2008 increased $13.3 million or 17.0%, to 32.9% of revenues from 32.8% for the third quarter ended September 30, 2007. Of the dollar increase, $10.0 million was due to the addition of HomeTeam. Sales, general and administrative expenses as a percent of revenues, excluding the impact of HomeTeam, increased 52 basis points due to sales salaries, fleet expense and increase in bad debt expense, partially offset by a decrease in costs related to our summer sales programs which were reduced this year.

ROLLINS, INC. AND SUBSIDIARIES

Net Income for the third quarter ended September 30, 2008 was $19.8 million as compared to $18.8 million for the prior year quarter, a 5.5% improvement, while earnings per share for the quarter ended September 30, 2008 was $0.20 per diluted share, a 5.3% improvement over the split adjusted $0.19 per diluted share reported the prior year quarter.

The Company paid back, as of September 30, 2008, $48.5 million of the $90.0 million borrowed in April to finance the HomeTeam Pest Defense acquisition, while also buying back $9.1 million of stock on the open market through September 30, 2008 under the Company’s share buyback program.

Rollins’ balance sheet as of September 30, 2008, includes short-term unearned revenues of $99.3 million, representing almost 10% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

Stock Repurchases

During the third quarter ended September 30, 2008, the Company repurchased 51,400 shares of its $1 par value common stock in the open market at a weighted average price of $16.85 per share, and a total of 550,175 shares repurchased in the open market for the nine months ended September 30, 2008 at a weighted-average price of $16.47 per share. In total, approximately 464,000 additional shares may be purchased under programs previously approved by the Board of Directors.

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

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations

	Three Months Ended September 30,		%Better/ (worse) as compared to same quarter in	Nine Months Ended September 30,		%Better/ (worse) as compared to same period in
(in thousands)	2008	2007	prior year	2008	2007	prior year
Revenues	$277,911	$238,116	16.7%	$772,488	$678,966	13.8%
Cost of services provided	145,415	123,029	(18.2)	401,444	351,466	(14.2)
Depreciation and amortization	9,031	6,885	(31.2)	24,347	20,482	(18.9)
Sales, general and administrative	91,440	78,154	(17.0)	254,958	221,982	(14.9)
Gain on sale of assets	(154)	(17)	N/M	(189)	(113)	67.3
Interest (income)/expense	174	(466)	(137.3)	(152)	(1,540)	(90.1)
Income before income taxes	32,005	30,531	4.8	92,080	86,689	6.2
Provision for income taxes	12,201	11,766	(3.7)	35,699	33,892	(5.3)
Net Income	$19,804	$18,765	5.5%	$56,381	$52,797	6.8%

Revenues for the third quarter ended September 30, 2008 increased to $277.9 million, an increase of $39.8 million or 16.7%, with increases in all areas including the $33.5 million or 12.1% of the Company’s increase in third quarter revenues supplied by the HomeTeam acquisition as well as an increase in commercial sales. For the nine months ended September 30, 2008, revenues increased to $772.5 million, an increase of $93.5 million or 13.8%. The increase is due to the Company’s efforts to increase the commercial sales business, which made up over 41% of the Company’s revenues for the nine month period, an increase in the number of sales, better customer retention and the acquisition of HomeTeam, which contributed revenues of $67.2 million or 8.7% of the Company’s nine month period increase. The Company’s foreign operations accounted for approximately 8% of total revenues during the third quarter and first nine months of 2008 and 2007.

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

Consolidated Net Revenues
(in thousands)
	2008	2007	2006
First Quarter	$210,078	$201,232	$194,187
Second Quarter	284,499	239,618	232,222
Third Quarter	277,911	238,116	227,816
Fourth Quarter	N/A	215,954	204,653
Year ended December 31,	$772,488	$894,920	$858,878

Cost of Services provided for the third quarter ended September 30, 2008 increased $22.4 million or 18.2%, compared to the quarter ended September 30, 2007. Gross margin for the quarter decreased to 47.7% for the third quarter versus 48.3% in the prior year. Of the dollar increase, $19.5 million was due to the acquisition of HomeTeam. Margins excluding the impact of HomeTeam improved 15 basis points due to greater service technician productivity and a decrease in pension cost which was partially offset by increase in fleet cost due to higher cost of fuel.

For the nine months ended September 30, 2008, cost of service provided increased $50.0 million, or 14.2% compared to the nine months ended September 30, 2007. Gross margins for the nine month period decreased to 48.0% from 48.2% in the prior year. Margins excluding the impact of HomeTeam improved 42 basis points due to continued improvements in the cost of risk related to our termite work, greater service technician productivity and reduced pension expense. Claims for the year were 31% less than a year ago and totaled $4.6 million. Fleet cost excluding HomeTeam expenses rose $4.9 million or 54 basis points this year driven primarily by the higher cost of fuel.

ROLLINS, INC. AND SUBSIDIARIES

Depreciation and Amortization expenses for the third quarter ended September 30, 2008 increased to $9.0 million, an increase of 31.2% or $2.1 million versus the prior year third quarter due to increased amortization expense resulting from the HomeTeam acquisition.

For the nine months ended September 30, 2008, depreciation and amortization increased $3.9 million, an increase of 18.9% compared to the nine months ended September 30, 2007. The increase is due to the acquisition of HomeTeam on April 3, 2008.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2008 increased $13.3 million or 17.0%, to 32.9% of revenues from 32.8% for the third quarter ended September 30, 2007. Of the dollar increase, $10.0 million was due to the addition of HomeTeam. Sales, general and administrative expenses excluding the impact of HomeTeam as a percent of revenues increased 52 basis points due to sales salaries, fleet expense and increase in bad debt expense partially offset by a decrease in costs related to our summer sales programs which were reduced this year.

For the nine months ended September 30, 2008, sales, general and administrative expenses increased $33.0 million, or 14.9% compared to the nine months ended September 30, 2007 representing 33.0% of revenues compared to 32.7% of revenues in the prior year period. Of the dollar increase, $20.1 million was due to the acquisition of HomeTeam including $2.1 million in expenses related to the cost of the acquisition of HomeTeam.

Interest (Income)/Expense for the third quarter and nine months ended September 30, 2008 decreased $0.6 million or 137.3% and $1.4 million or 90.1%, respectively due to interest on outstanding debt related to the April 2008 HomeTeam Pest Defense acquisition.

Income Taxes for the third quarter ended September 30, 2008 increased to $12.2 million or 3.7% and reflects increased pre-tax income over the prior year period. The effective tax rate was 38.1% for the third quarter ended September 30, 2008 versus 38.5% for the third quarter ended September 30, 2007. For the nine months ended September 30, 2008, the effective tax rate was 38.8% versus 39.1% for the nine months ended September 30, 2007.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash and Cash Flow	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$77,612	$78,538
Net cash used in investing activities	(146,228)	(19,383)
Net cash used in financing activities	14,485	(43,398)
Effect of exchange rate changes on cash	(815)	2720
Net increase in cash and cash equivalents	(54,946)	18,477
Cash and cash equivalents at beginning of period	71,280	63,344
Cash and cash equivalents at end of period	$16,334	$81,821

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $190.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $77.6 million for the nine months ended September 30, 2008, compared with cash provided by operating activities of $78.5 million for the same period in 2007.

Excluding expenditures for acquisitions, the Company invested approximately $10.1 million in capital expenditures during the first nine months ended September 30, 2008, compared to $13.5 million during the same period in 2007, and expects to invest approximately $5.0 million for the remainder of 2008. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the first nine months ended September 30, 2008, the Company made expenditures for acquisitions totaling $136.5 million, compared to $6.0 million during the same period in

ROLLINS, INC. AND SUBSIDIARIES

2007. Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions. A total of $18.9 million was paid in cash dividends ($0.1875 per share) during the first nine months of 2008, compared to $15.3 million or ($0.15 per share) during the same period in 2007. The capital expenditures and cash dividends were funded entirely through existing cash balances and operating activities. The Company repurchased 51,400 shares in open market purchases during the third quarter of 2008 at a weighted average price of $16.85 and purchased 550,175 shares in open market purchases during the nine month period at a weighted-average price of $16.47 per share.

Rollins continues to be financially solid generating $67.5 million in free cash flow (cash provided from operations of $77.6 million less capital expenditures of $10.1 million) during the nine month period, representing 8.7% of revenue. The Company paid back, as of September 30, 2008, $48.5 million of the $90.0 million borrowed in April to finance the HomeTeam Pest Defense acquisition, while also buying back $9.1 million of stock on the open market during the nine month period under the Company’s share buyback program.

Rollins’ balance sheet as of September 30, 2008, includes short-term unearned revenues of $99.3 million. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008. For the quarter ended September 30, 2008, The Company has paid back $48.5 million of the $90.0 million that was borrowed to fund the HomeTeam acquisition.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2008, borrowings of $37.5 million were outstanding under the line of credit and $4.0 million under the swingline subfacility. The Company maintains approximately $34.4 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of all revolving loans under the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

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

Orkin, one of the Company’s subsidiaries, is aggressively defending a class action lawsuit filed in Hillsborough County, Tampa, Florida. In early April 2002, the Circuit Court of Hillsborough County certified the class action status of Butland et al. v. Orkin Exterminating Company, Inc. et al. Orkin appealed this ruling to the Florida Second District Court of Appeals, which remanded the case back to the trial court for further findings. In December 2004 the Court issued a new ruling certifying the class action. Orkin appealed this ruling to the Florida Second District Court of Appeals. In June 2006, the Florida Second District Court of Appeals issued a ruling denying certification of the class.  Following the Plaintiffs’ motion for rehearing, the court upheld its prior decision that class certification was improper but also ruled that the Plaintiffs can return to the trial court and attempt to certify a narrower class. On October 6, 2008, the trial court held a hearing on Plaintiffs’ motion to certify a narrower class; the court has not yet ruled on Plaintiffs’ motion. John Maciel v. Orkin, Inc., et. al. (pending in the Superior Court of Los Angeles County, California); Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); Adam Stauber v. Rollins, Inc. et al. (pending in the United States District Court for the Central District of California); and Roy Sheppard et al. v. Orkin

ROLLINS, INC. AND SUBSIDIARIES

Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas) is other pending litigation seeking class action certification which to date has not been scheduled for a class certification hearing. Stauber has been resolved on an individual basis with the Plaintiff dismissing his case including his class action allegations. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended. For further discussion, see the Contingencies section in the notes to the Company financial statements set forth under Item 1 of Part I, above.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the expected benefits of the HomeTeam acquisition generally and the Company’s belief that the acquisition will broaden its market share considerably; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; estimated 2008 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the

ROLLINS, INC. AND SUBSIDIARIES

Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2007.

ITEM 4. CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30,  2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, except as noted in the following paragraph, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2008, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

The Company acquired the HomeTeam Pest Defense business on April 3, 2008. Since the date of acquisition, the Company has been analyzing, evaluating, and implementing changes in HomeTeam’s procedures and controls to determine their effectiveness and to make them consistent with our internal controls and procedures. We have performed additional procedures to review accounting records and substantiate the financial information of HomeTeam included in this report. HomeTeam’s total revenues following the acquisition accounted for 8.7 percent of the Company’s consolidated revenues for the nine months ended September 30, 2008.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2008 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	purchased	price paid per	announced repurchases	the repurchase plans
Period	(1)	share	(2)	(2)
July 1 to 31, 2008	13,753	$15.38	—	515,491
August 1 to 31, 2008	3,278	17.06	—	515,491
September 1 to 30, 2008	55,322	17.89	51,400	464,091
Total	72,353	$17.37	51,400	464,091

(1)   Includes repurchases in connection with exercise of employee stock options in the following amounts: July 2008: 21,876; August 2008: 3,278; September 2008: 3,922.

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

ROLLINS, INC.
(Registrant)

Date: October 31, 2008	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 31, 2008	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)