Form 10-K
period 2008-12-31
ROLLINS INC
filed 2009-03-02
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2008 was $614,477,318 based on the reported last sale price of common stock on June 30, 2008, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 100,467,614 shares of Common Stock outstanding as of January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2008

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Mexico, Central America, the Caribbean, the Middle East and Asia. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, Inc. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The PCO Services brand name provides similar brand recognition throughout Canada.

PCO Services ("PCO"), a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. PCO Services is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

Western Pest Services ("Western"), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers focusing on the northeastern United States.

The Industrial Fumigant Company ("IFC"), a wholly-owned subsidiary of the Company founded in 1937, was acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

HomeTeam Pest Defense ("HomeTeam"), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx in the wall system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

Crane Pest Control ("Crane"), a wholly—owned subsidiary of the Company established in 1930, was acquired by Rollins, Inc in December 2008. Crane's primary service is commercial pest control serving northern California and the Reno/Tahoe basin.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 41 and 42. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

In October 2008, as a result of having only 464,091 shares remaining under the Company's stock buyback program, the Company's Board of Directors authorized the purchase of up to 5 million additional shares of the Company's common stock. In 2008, total share repurchases were 1.4 million shares. In total, 4.6 million additional shares may be purchased under approved programs by the Board of Directors. The program does not have an expiration date.

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

	At December 31,
(in thousands)	2008	2007	2006

Backlog	$5,271	$5,730	$5,483

Orkin Franchises

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchises have no contractual buyback provision. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico in 2000, its second international franchise in Panama in 2003 and its third international franchise in Costa Rica in 2006. Orkin established four additional international franchises in 2007 with additions in Honduras, the United Arab Emirates, the Dominican Republic and South Korea, and four in 2008 with franchises in the City of Jeddah, Kingdom of Saudi Arabia, the State of Qatar, the Kingdom of Bahrain and the State of Kuwait.

	At December 31,
Franchises	2008	2007	2006

United States Franchises	52	51	55
International Franchises	11	7	3

Total Franchises	63	58	58

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

	Total Net Revenues
(in thousands)	2008	2007	2006

First Quarter	$210,078	$201,232	$194,187
Second Quarter	284,499	239,618	232,222
Third Quarter	277,911	238,116	227,816
Fourth Quarter	248,076	215,954	204,653

Year ended December 31,	$1,020,564	$894,920	$858,878

Inventories

The Company has a relationship with a national pest control product distributor and other vendors for pest and termite control treatment products. Rollins maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through Orkin, PCO Services, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, and Crane Pest Control, competes favorably with competitors as one of the world's largest pest and termite control companies. The Company's competitors include Terminix, Ecolab and Rentokil.

The principal methods of competition in the Company's pest and termite control business are quality of service and guarantees, including money-back guarantees on pest and termite control, and the termite re-treatment and damage repair guarantee to qualified homeowners.

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

Employees

The number of persons employed by the Company as of January 31, 2009 was approximately 10,000.

	At December 31,
	2008	2007	2006

Employees	10,049	8,500	8,400

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A.    Risk Factors

We may not be able to compete in the competitive pest control industry in the future.

We operate in a highly competitive industry. Our revenues and earnings may be affected by changes in competitive prices, and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

Economic conditions may adversely affect our business

Pest and termite services represent discretionary expenditures to most of our residential customers. As consumers restrict their discretionary expenditures, we may suffer a decline in revenues from our residential service lines. Economic downturns can also adversely affect our commercial customers, including food service, hospitality and food processing industries whose business levels are particularly sensitive to adverse economies. For example, we may lose commercial customers and related revenues because of consolidation or cessation of commercial businesses or because these businesses switch to a lower cost provider.

We may not be able to identify, complete or successfully integrate acquisitions.

Acquisitions have been and may continue to be an important element of our business strategy. We cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We cannot assure that we will be able to integrate successfully the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

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

Rollins, Inc.'s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 56 percent of the Company's outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

Item 1.B.    Unresolved Staff Comments

None

Item 2.    Properties.

The Company's administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 500 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, the Orkin Customer Care Center located in Covington, Georgia, and the Pacific Division Administration and Training Center in Riverside, California. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

Item 3.    Legal Proceedings.

In the normal course of business, Orkin, one of the Company's subsidiaries, is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Roy Sheppard et al. v. Orkin Exterminating Company,  Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in California and Arkansas. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Sheppard lawsuit, a termite related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. At this time, the final outcome of the litigation cannot be determined. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of operations of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	77	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	64	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Harry J. Cynkus (3)	59	Chief Financial Officer and Treasurer	5/28/1998
Michael W. Knottek (4)	64	Senior Vice President and Secretary	4/23/2002
Glen W. Rollins (5)	42	Vice President	4/23/2002

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2008 and 2007 (all prices have been adjusted for the three-for-two stock split effective December 10, 2007) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2008	High	Low		2007	High	Low

First Quarter	$19.87	$15.97	$0.0625	First Quarter	$15.75	$13.75	$0.05
Second Quarter	18.74	14.46	$0.0625	Second Quarter	16.13	14.65	$0.05
Third Quarter	22.50	13.26	$0.0625	Third Quarter	19.57	15.22	$0.05
Fourth Quarter	19.12	9.37	$0.0625	Fourth Quarter	20.60	17.69	$0.05

The number of stockholders of record as of January 30, 2009 was 1,907.

On January 27, 2009 the Board of Directors approved a quarterly cash dividend per common share of $.07 payable March 10, 2009 to stockholders of record at the close of business February 10, 2009. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In October 2008, the Company announced that, in addition to the 464,061 shares still available for repurchase under the Company's existing share repurchase plan, the Company's Board of Directors authorized the purchase of an additional 5 million shares of our common stock. Share repurchases during the year ended December 31, 2008 totaled 1.4 million at a weighted average price of $15.93 per share. In total, 4.6 million additional shares may be purchased under programs approved by the Board of Directors. The program does not have an expiration date. The following table summarizes the Company's share repurchases during the Company's fourth quarter of 2008:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2008	104,815	$14.00	96,600	5,464,091
November 1 to 30, 2008	463,178	$15.79	453,300	5,010,791
December 1 to 31, 2008	286,350	$15.90	285,400	4,725,391

Total	854,343	$15.61	835,300	4,628,791

(1)
Includes repurchases in connection with exercise of employee stock options in the following amounts: October 2008: 8,215; November 2008: 9,878; December 2008: 825.

(2)
464,061 shares were repurchased under the April 2005 plan to repurchase up to 4.0 million shares of the Company's common stock and subsequent shares were repurchased under the October 2008 plan to repurchase up to 5.0 million shares of the Company's common stock. These plans have no expiration date.

 PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

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

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been adjusted for the 2007 and 2005 three-for-two stock splits effective December 10, 2007 and March 10, 2005, respectively.

	Years Ended December 31,
(in thousands except per share data)	2008	2007	2006	2005	2004

OPERATIONS SUMMARY
Revenues	$1,020,564	$894,920	$858,878	$802,417	$750,884
Income Before Income Taxes	112,954	104,913	95,159	87,955	98,712
Income before cumulative effect of a change in accounting principle	68,934	64,731	57,809	52,773	58,259
Cumulative effect on prior years of changing to different revenue and cost recognition method	—	—	—	—	(6,204)

Net Income	$68,934	$64,731	$57,809	$52,773	$52,055

Income Per Share – Basic:
Income before change in accounting principle	$0.69	$0.65	$0.57	$0.52	$0.57
Cumulative effect of change in accounting principle	—	—	—	—	(0.06)

Net Income	$0.69	$0.65	$0.57	$0.52	$0.51

Income Per Share – Diluted:
Income before change in accounting principle	$0.69	$0.64	$0.56	$0.51	$0.55
Cumulative effect of change in accounting principle	—	—	—	—	(0.06)

Net Income	$0.69	$0.64	$0.56	$0.51	$0.49

Dividends paid per share	$0.25	$0.20	$0.17	$0.13	$0.11

Pro forma amounts assuming the new accounting method is applied retroactively
Net Income	$68,934	$64,731	$57,809	$52,773	$58,259
Income Per Share – Basic:	$0.69	$0.65	$0.57	$0.52	$0.57
Income Per Share – Diluted:	$0.69	$0.64	$0.56	$0.51	$0.55

FINANCIAL POSITION

	At December 31,
(in thousands)	2008	2007	2006	2005	2004

Total assets	$572,517	$475,228	$453,175	$438,420	$418,780
Non-current capital lease obligations	$171	$601	$124	$560	$—
Non-current non-compete agreements	$2,103	$775	$660	$456	$1,700
Stockholders' equity	$228,433	$233,553	$211,459	$176,951	$167,549
Number of shares outstanding at year-end	100,041	100,636	101,837	102,017	102,756

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Mexico, Central America, the Caribbean, the Middle East and Asia. Services are performed through a contract that specifies the pricing arrangement with the customer.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/ (worse) as compared to prior year
(in thousands)	2008	2007	2006	2008	2007

Revenues	$1,020,564	$894,920	$858,878	14.0%	4.2%
Cost of services provided	534,494	468,665	457,869	(14.0)	(2.4)
Depreciation and amortization	33,443	27,068	26,860	(23.6)	(0.8)
Sales, general and administrative	339,078	296,615	280,578	(14.3)	(5.7)
(Gain) on sales of assets	(166)	(52)	(81)	N/M	(35.8)
Interest (income)/expense	761	(2,289)	(1,507)	(133.2)	51.9

Income before income taxes	112,954	104,913	95,159	7.7	10.3
Provision for income taxes	44,020	40,182	37,350	(9.6)	(7.6)

Net income	$68,934	$64,731	$57,809	6.5%	12.0%

General Operating Comments

The Company experienced revenue growth of 14% for the year ended December 31, 2008, primarily due to the Company's addition of HomeTeam Pest Defense in April 2008 and the Company's continued emphasis on customer retention and building recurring revenues. Excluding the revenue contribution of HomeTeam, revenue increased 3.0% for the year ended December 31, 2008 as set forth below:

ROLLINS, INC. AND SUBSIDIARIES
REVENUE RECONCILIATION
REVENUES EXCLUDING HOMETEAM PEST DEFENSE

	Twelve Months Ended, December 31
			$ Better/ (worse)	% Better/ (worse)
(in thousands)	2008	2007

Net Revenues	$1,020,564	$894,920	$125,644	14.0%
Less: Revenues from HomeTeam Pest Defense	98,931	—	98,931	—

Revenue Excluding HomeTeam Pest Defense	$921,633	$894,920	$26,713	3.0%

The Company was able to grow its revenues and improve its operating results despite the tough economy and financial crisis that affected the country greatly in 2008.

Results of Operations—2008 Versus 2007

Overview

For the year ended December 31, 2008, the Company had net income of $68.9 million compared to $64.7 million in 2007, which represents a 6.5% increase. In addition to the revenue increase of 14.0%, cost of services provided increased $65.8 million or 14.0% compared to the twelve months ended December 31, 2007. Gross margin remained flat at 47.6% for 2008 versus 47.6% for 2007.

The Company continues to monitor the effect of the adverse economy on our commercial and residential business lines. The adverse economy may result in consolidations or cessations of business operations of various of our commercial customers, especially those in the food service, hospitality and food processing industries. Our residential customers may consider their spending on pest and termite control services to be discretionary, and may choose to eliminate those expenditures. Either of these events would adversely affect our revenues and operating results.

Revenues

Revenues for the year ended December 31, 2008 were over $1.0 billion, an increase of $125.6 million or 14.0% from 2007 revenues of $894.9 million. Commercial pest control represented 40.0% of the Company's business in 2008. Commercial pest control revenues grew 7.1% in 2008 due primarily to an expanded sales force, better customer retention in Orkin's and Western Pest's operations, and strong growth at PCO. Commercial pest control customers, such as those operating in the food processing, restaurant, hotel, or the healthcare industries, are under stringent federal, state and local regulation standards that must be met. Most of our commercial customers must insure that mandated health standards are met. Residential pest control represented approximately 40.0% of the Company's business in 2008. Residential pest control revenues grew 22.7% in 2008 due primarily to the addition of HomeTeam as well as an increased number of leads received, better average selling prices, improvements in customer retention, and a successful price increase program. The Company's termite business, which represented approximately 19.2% of the Company's business, grew 13.0% in 2008 primarily due to the acquisition of HomeTeam. During 2008, the Company continued to benefit from the investment made in internet marketing. This strategy allowed the Company to capitalize on the strength of its brand and use its size and national branch network to a competitive advantage.

The Company's foreign operations accounted for approximately 8.0% of total revenues for the year ended December 31, 2008 and 2007. The Company established new franchises in Saudi Arabia, Qatar, Bahrain, and Kuwait in 2008 for a total of eleven international franchises. Orkin had 63 and 58 total domestic and international franchises at December 31, 2008 and 2007, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2008, cost of services provided increased $65.8 or 14.0% compared to the twelve months ended December 31, 2007. Gross margins year-to-date for 2008 remained at 47.6%, the same as the prior year. Margins, excluding the impact of HomeTeam, improved 65 basis points due primarily to a significant reduction in termite claims expense. Improvements in service and administrative salaries as well as reduced pension expense were offset by a 42 basis point increase in fleet cost driven by the higher cost of fuel for the first three quarters in 2008.

Depreciation and Amortization

For the twelve months ended December 31, 2008, depreciation and amortization increased $6.4 million, an increase of 23.6% compared to the twelve months ended December 31, 2007. The increase is due to $6.1 million in depreciation and amortization related to the acquisition of HomeTeam on April 3, 2008.

Sales, General and Administrative

For the twelve months ended December 31, 2008, sales, general and administrative expenses increased $42.5 million, or 14.3%, compared to the twelve months ended December 31, 2007 representing 33.2% of revenues compared to 33.1% of revenues in the prior year. Of the increase, $28.5 million was due to the acquisition of HomeTeam. As a percent of revenues, sales, general and administrative expenses, excluding the impact of HomeTeam, increased 57 basis points due to the expansion of the Company's inbound call center, sales salaries, fleet fuel costs and increase in bad debt expense which were partially offset by a decrease in costs related to the Company's summer sales programs. In addition, the Company incurred $2.1 million in non-recurring expenses related to the acquisition of the HomeTeam and $.7 million in severance related costs related to reduced staffing at the home office.

Interest (Income)/Expense, Net

Interest (income)/expense for the year ended December 31, 2008 was $0.8 million, a decrease of $3.1 million compared to interest income of $2.3 million for the year ended December 31, 2007 due to a reduction of cash on hand as a result of the HomeTeam acquisition, as well as interest expense of $1.3 million on outstanding loans.

Taxes

The Company's effective tax rate was 39.0% in 2008 compared to 38.3% in 2007 due primarily to a decrease in tax exempt income.

Results of Operations—2007 Versus 2006

Overview

For the year ended December 31, 2007, the Company had net income of $64.7 million compared to $57.8 million in 2006, which represents a 12.0% increase. Revenues increased 4.2% in 2007. Cost of services provided increased $10.8 million or 2.4% compared to the twelve months ended December 31, 2006. Gross margin improved to 47.6% for 2007 versus 46.7% for 2006. The largest factor affecting the Company's gross margin was improvements in our cost of risk. The Company's termite provision decreased $5.8 million in 2007 as actual termite claims paid in 2007 declined significantly, decreasing over 30% or $6.6 million. In addition our insurance costs declined due to the success of the Company's loss control programs.

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

The Company's foreign operations accounted for approximately 8.1% of total revenues for the year ended December 31, 2007 as compared to 7.4% in 2006. The Company established new franchises in Honduras, the United Arab Emirates, the Dominican Republic and South Korea in 2007 for a total of seven international franchises. Orkin had 58 domestic and international franchises at December 31, 2007 and 2006.

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

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2008, 2007, and 2006 were $13.7 million, $71.3 million and $63.3 million, respectively.

	Years ended December 31,
(in thousands)	2008	2007	2006

Net cash provided by operating activities	$90,744	$88,762	$85,201
Net cash used in investing activities	(166,717)	(22,754)	(27,981)
Net cash provided by (used in) financing activities	21,032	(59,798)	(36,389)
Effect of exchange rate changes on cash	(2,623)	1,726	(552)

Net increase/(decrease) in cash and cash equivalents	$(57,564)	$7,936	$20,279

The Company's operations generated cash of $90.7 million for the year ended December 31, 2008 primarily from net income of $68.9 million, compared with cash provided by operating activities of $88.8 million in 2007 and $85.2 million in 2006. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future

The Company made a contribution of $5.0 million to its defined benefit retirement plan (the "Plan") during each of the years ended December 31, 2008, 2007 and 2006 as a result of the Plan's funding status. The Company and management are considering making a contribution to the pension plan of $5.0 million during fiscal 2009. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company used $166.7 million on investments for the year ended December 31, 2008. The Company invested approximately $14.8 million in capital expenditures during the year ended December 31, 2008. Capital expenditures for the year consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $12.0 million and $18.0 million in 2009 in capital expenditures. During 2008, the Company made several acquisitions totaling $152.4 million compared to $6.8 million during 2007. The expenditures for the Company's acquisitions were primarily funded by cash on hand and borrowings under a senior unsecured revolving credit facility. The Company continues to seek new acquisitions.

The Company increased cash by $21.0 million on financing activities for the year ended December 31, 2008 borrowing $90.0 million to help fund the HomeTeam acquisition. A total of $25.0 million was paid in cash dividends ($0.0625 per share each quarter) during the year ended December 31, 2008, compared to $20.3 million ($0.05 per share each quarter) during the year ended December 31, 2007. The Company used $23.2 million to repurchase 1.4 million shares of its common stock at an average price of $15.93 per share during the year ended December 31, 2008 and there remain 4.6 million shares authorized to be repurchased under prior Board authorization.

The Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners. The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the Company's credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2008, borrowings of $65.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility. The Company maintains approximately $34.4 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in 2009. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

•
the Base Rate, which is the greater of SunTrust Bank's "prime rate" for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2008, the additional rate allocated was .50%.

As of December 31, 2008, the effective interest rate on the outstanding borrowing under the line of credit was 2.53%. The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at December 31, 2008 and expects to maintain compliance throughout 2009.

Litigation

Orkin, one of the Company's subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas). To date none of these matters has been scheduled for a class certification hearing. Other lawsuits in which class certification was sought have been resolved. Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. and Adam Stauber v. Rollins, Inc. et al. were each resolved on an individual basis with the plaintiffs dismissing their case including their class action allegations. In Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al. the petition for class certification was denied. Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended. For further discussion, see Note 8 to the accompanying financial statements.

Taxes

During the year ended December 31, 2007 a settlement was reached on a federal audit issue which resulted in the reduction of the liability for unrecognized tax benefits of $1.0 million and $0.45 million for the years ended December 31, 2007 and 2008, respectively, and will result in future reduction for the liability for unrecognized tax benefits of $0.45 million in 2009. During the year ended December 31, 2008 state tax audits were settled resulting in a reduction to the liability for unrecognized tax benefits of $0.4 million. The liability for unrecognized tax benefits was reduced during the year ended December 31, 2008 by $0.2 million for interest and penalties applicable to settled issues.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Line of credit (1)	65,000	65,000	—	—	—
Non-compete obligations	$969	$315	$654	$—	$—
Non-cancelable operating leases	64,653	24,910	27,883	9,292	2,568
Capital leases	621	450	171	—	—
Acquisition holdbacks	1,474	24	862	380	208
Unrecognized Tax Positions (2)	1,717	1,717	—	—	—

Total (3)	$134,434	$92,416	$29,570	$9,672	$2,776

(1)
The Company estimates interest on outstanding borrowings under the line of credit to be approximately $1.2 million for the period of less than one year.

(2)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2008. Uncertain tax positions of $0.8 million are not included due to the uncertainty of the final amount and settlement date.

(3)
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

Defined benefit pension plan—In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company's assumption for the expected return on plan assets is eight percent which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company's expected benefit payments over the life of the plan is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 6.81 percent as of December 31, 2008 compared to 6.25 percent in 2007 and 5.50 percent in 2006. A lower discount rate increases the value of benefit obligation.

As of December 31, 2008, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive income decreased stockholders' equity by $42.0 million before tax.

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The adoption of SFAS No. 157, as relates to financial assets and liabilities, did not have a material effect on the Company's consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," and FSP FAS 157-2, "Effective Date of FASB Statement No. 157." These FSPs:

•
exclude certain leasing transactions accounted for under FASB Statement No. 13, "Accounting for Leases," from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

•
permit the deferral of the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157. FSP FAS 157-2 is effective February 12, 2008. The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008. The Company will apply the provisions of FSP FAS 157-2, as required and does not expect the adoption of FSP FAS 157-2 to have a material effect on its consolidated financial statements. See Note 6 to the accompanying financial statements for details regarding impact of adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company has not elected the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has no derivatives and does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, "Hierarchy of Generally Accepted Accounting Principles", which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts", which clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises.             The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for the Company for the year ending December 31, 2009. This FSP is not expected to have a significant impact on the Company's financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

Forward-Looking Statements-

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company's belief that such litigation will not have a material adverse effect on the Company's financial position; the Company's expectation to continue its payment of cash dividends; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's belief that any additional pension plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2009 capital expenditures; the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2009; the impact of the Company's contractual obligations; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175.0 million credit facility. Currently, interest rates are fixed on the outstanding borrowings of $65 million ($63 million at February 27, 2009) creating minimal interest rate risk exposure. However, the Company does maintain approximately $38.3 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2008 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

In conducting Rollins, Inc.'s evaluation of the effectiveness of its internal control over financial reporting, Rollins, Inc. has excluded its wholly-owned subsidiary HomeTeam Pest Defense which was acquired in 2008. This acquisition constituted 26.3% of total assets as of December 31, 2008, and 9.7% of revenues for the year then ended. Refer to Note 2 in the consolidated financial statements for further discussion of this acquisition and its impact on Rollins, Inc.'s financial statements.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2008, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 38.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer

Atlanta, Georgia
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Rollins, Inc.

We have audited Rollins, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on Rollins, Inc.'s internal control over financial reporting based on our audit. Our audit of, and opinion on, Rollins, Inc.'s internal control over financial reporting does not include internal control over financial reporting of HomeTeam Pest Defense, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 26 and 10 percent of the Company's consolidated assets and revenues, respectively as of and for the year ended December 31, 2008. As indicated in Management's Report, HomeTeam Pest Defense was acquired during 2008 and therefore, management's assertion on the effectiveness of Rollins, Inc.'s internal control over financial reporting excluded internal control over financial reporting of HomeTeam Pest Defense.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" in 2007 and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2009

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2008	2007

ASSETS
Cash and cash equivalents	$13,716	$71,280
Trade receivables, short-term, net of allowance for doubtful accounts of $6,371 and $5,351, respectively	56,884	52,618
Accounts receivable-other, net	2,185	1,839
Materials and supplies	10,893	8,846
Deferred income taxes, net	20,018	17,162
Other current assets	13,142	8,495

Total Current Assets	116,838	160,240
Equipment and property, net	78,625	77,370
Goodwill	187,266	126,684
Customer contracts	129,092	63,056
Other intangible assets, net	25,719	9,232
Deferred income taxes	17,886	7,576
Trade receivables, long-term, net of allowance for doubtful accounts of $1,168 and $1,317, respectively	11,124	8,409
Prepaid pension	—	16,624
Other assets	5,967	6,037

Total Assets	$572,517	$475,228

LIABILITIES
Accounts payable	18,782	19,140
Accrued insurance	15,404	13,505
Accrued compensation and related liabilities	56,334	45,910
Unearned revenue	88,288	81,678
Accrual for termite contracts	5,452	6,320
Capital leases	450	1,186
Line of credit	65,000	—
Other current liabilities	23,117	20,267

Total current liabilities	272,827	188,006
Capital leases, less current portion	171	601
Accrued insurance, less current portion	23,483	23,387
Accrual for termite contracts, less current portion	8,848	11,680
Accrued pension	20,353	—
Long-term accrued liabilities	18,402	18,001

Total Liabilities	344,084	241,675

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 100,040,969 and 100,635,596 shares issued, respectively	100,041	100,636
Paid in capital	18,087	15,184
Accumulated other comprehensive loss	(34,758)	(4,050)
Retained earnings	145,063	121,783

Total Stockholders' Equity	228,433	233,553

Total Liabilities and Stockholders' Equity	$572,517	$475,228

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2008	2007	2006

REVENUES
Customer services	$1,020,564	$894,920	$858,878

COSTS AND EXPENSES
Cost of services provided	534,494	468,665	457,869
Depreciation and amortization	33,443	27,068	26,860
Sales, general and administrative	339,078	296,615	280,578
Gain on sales of assets	(166)	(52)	(81)
Interest (income)/expense	761	(2,289)	(1,507)

	907,610	790,007	763,719

INCOME BEFORE INCOME TAXES	112,954	104,913	95,159

PROVISION FOR INCOME TAXES
Current	39,563	39,149	31,343
Deferred	4,457	1,033	6,007

	44,020	40,182	37,350

NET INCOME	$68,934	$64,731	$57,809

INCOME PER SHARE – BASIC	$0.69	$0.65	$0.57

INCOME PER SHARE – DILUTED	$0.69	$0.64	$0.56

Weighted average shares outstanding – basic	99,209	100,299	100,747
Weighted average shares outstanding – diluted	100,081	101,409	103,314
DIVIDENDS PAID PER SHARE	$0.25	$0.20	$0.17

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock		Treasury			Treasury Paid- In-Capital		Accumulated Other Comprehensive Income (Loss)
					Paid- In-Capital		Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings
(In thousands)	Shares	Amount	Stock	Amount							Total

Balance at December 31, 2005	105,119	$105,119	(3,102)	$(3,102)	$14,464	$—		$(23,264)	$(5,881)	$89,615	$176,951

Net Income							57,809			57,809	57,809
Other Comprehensive Income, Net of Tax
Minimum Pension Liability Adjustment							5,717				5,717
Foreign Currency Translation Adjustments							(237)				(237)

Other Comprehensive Income							5,480	5,480

Comprehensive Income							63,289

Cash Dividends										(17,025)	(17,025)
Common Stock Purchased (1)			(1,007)	(1,007)						(14,790)	(15,797)
Issuance of 401(k) Company Match			177	177							177
FAS 123r Adoption					(5,881)				5,881		—
Three-for-Two Stock Split – 2007	355	355	(415)	(415)	—				—	60	—
Stock Compensation	281	281			2,755						3,036
Common Stock Options Exercised & Other (2)	429	429			399						828

Balance at December 31, 2006	106,184	$106,184	(4,347)	$(4,347)	$11,737	$—		$(17,784)	$—	$115,669	$211,459

Net Income							64,731			64,731	64,731
Cumulative Effect Adjustment of adoption of FIN 48										(1,676)	(1,676)
Other Comprehensive Income, Net of Tax
Unrealized Loss on Investments							3				3
Pension Liability Adjustment							11,029				11,029
Foreign Currency Translation Adjustments							2,702				2,702

Other Comprehensive Income							13,734	13,734

Comprehensive Income							78,465

Cash Dividends										(20,332)	(20,332)
Common Stock Purchased (1)			(1,697)	(1,697)						(36,866)	(38,563)
Common Stock Retired	(4,595)	(4,595)	4,595	4,595							—
Three-for-Two Stock Split – 2007	(1,736)	(1,736)	1,449	1,449						257	(30)
Stock Compensation	215	215			2,974						3,189
Common Stock Options Exercised (2)	568	568			(2,564)						(1,996)
Excess Tax Benefit on Non-Qualified Stock Options					3,037						3,037

Balance at December 31, 2007	100,636	$100,636	—	$—	$15,184	$—		$(4,050)	$—	$121,783	$233,553

Net Income							68,934			68,934	68,934
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment							(27,084)				(27,084)
Foreign Currency Translation Adjustments							(3,624)			—	(3,624)

Other Comprehensive Income							(30,708)	(30,708)

Comprehensive Income							38,226

Cash Dividends										(24,969)	(24,969)
Common Stock Purchased (1)	(1,385)	(1,385)								(20,685)	(22,070)
Stock Compensation	641	641			3,751						4,392
Common Stock Options Exercised (2)	149	149			(992)						(843)
Excess Tax Benefit on Non-Qualified Stock Options					144						144

Balance at December 31, 2008	100,041	$100,041	—	$—	$18,087	$—		$(34,758)	$—	$145,063	$228,433

(1)    Charges to Retained Earnings are from purchases of the Company's Common Stock.

(2)    Common Stock Options Exercised are net of employee stock buybacks

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net Income	$68,934	$64,731	$57,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,443	27,068	26,860
Provision for deferred income taxes	4,457	1,033	6,007
Stock based compensation expense	4,392	3,189	2,987
Gain on sales of assets	(166)	(52)	(81)
Excess tax benefits from share-based payments	(144)	(3,037)	—
Provision for bad debts	(8,984)	(5,915)	(7,195)
Other, net	(712)	(232)	(544)
Changes in assets and liabilities:
Trade accounts receivables	8,528	5,265	2,714
Accounts receivable—other	(361)	709	697
Materials and supplies	(422)	(26)	681
Other current assets	(3,760)	(1,205)	1,914
Other non-current assets	(613)	(383)	301
Accounts payable and accrued expenses	(1,384)	22	5,476
Unearned revenue	(1,691)	1,731	(550)
Accrued insurance	(221)	(1,053)	1,344
Accrual for termite contracts	(3,700)	(2,201)	(3,000)
Accrued pension	(5,000)	(5,000)	(5,000)
Long-term accrued liabilities	(1,852)	4,118	(5,219)

Net cash provided by operating activities	90,744	88,762	85,201

INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(152,369)	(6,801)	(10,087)
Purchase of equipment and property	(14,815)	(16,244)	(18,729)
Cash from sales of franchises	321	204	707
Proceeds from sales of assets	146	87	128

Net cash used in investing activities	(166,717)	(22,754)	(27,981)

FINANCING ACTIVITIES
Borrowings, under line of credit agreement	90,000	—	—
Payments on line of credit borrowings	(25,000)	—	—
Cash paid for common stock purchased	(23,240)	(41,971)	(19,452)
Dividends paid	(24,969)	(20,332)	(17,025)
Book overdrafts in bank accounts	4,600	—	—
Proceeds received upon exercise of stock options	326	1,384	1,086
Principal payments on capital lease obligations	(829)	(1,916)	(763)
Excess tax benefits from share-based payments	144	3,037	—
Other	—	—	(235)

Net cash provided by/(used in) financing activities	21,032	(59,798)	(36,389)

Effect of exchange rate changes on cash	(2,623)	1,726	(552)

Net increase/(decrease) in cash and cash equivalents	(57,564)	7,936	20,279
Cash and cash equivalents at beginning of year	71,280	63,344	43,065

Cash and cash equivalents at end of year	$13,716	$71,280	$63,344

Supplemental disclosure of cash flow information
Cash paid for interest	$1,030	$118	$57
Cash paid for income taxes	$41,638	$40,129	$31,258

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $(44.2) million, $19.9 million, and $9.7 million in 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Mexico, Central America, the Caribbean, the Middle East and Asia.

Orkin, Inc. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East and Asia providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc. ® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the country.

PCO Services ("PCO"), a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. PCO Services is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

Western Pest Services ("Western"), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers focusing on the northeastern United States.

The Industrial Fumigant Company ("IFC"), a wholly-owned subsidiary of the Company founded in 1937, was acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

HomeTeam Pest Defense ("HomeTeam"), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx in the wall system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

Crane Pest Control ("Crane"), a wholly—owned subsidiary of the Company established in 1930, was acquired by Rollins, Inc in December 2008. Crane's primary service is commercial pest control serving northern California and the Reno/Tahoe basin.

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

The Company's foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2008, and 2007 and 7% for the year ended December 31, 2006.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectibility of accounts receivable. Substantially all of the Company's receivables are due from pest control in the United States and selected international locations. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2008, 2007 and 2006. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2008	2007	2006

Advertising	$41,559	$37,699	$35,977

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

	At December 31,
(in thousands)	2008	2007	2006

Cash held in foreign bank accounts	$8,442	$14,103	$9,487

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

The Company had no marketable securities at December 31, 2008 and 2007.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

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

	Years ended December 31,
(in thousands)	2008	2007	2006

Depreciation	$14,205	$13,677	$12,976

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its annual impairment analyses as of September 30, 2008, 2007 and 2006. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company estimates and accrues for its liability and legal costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. It is not possible to accurately predict the ultimate result of the litigation. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Treasury Shares—During the year ended December 31, 2007 the Company retired all of its existing treasury shares, increasing the number of unissued but authorized shares, and began to retire common shares as they are repurchased. During 2008, 1.4 million shares were repurchased in the open market for $22.1 million. During 2007, 2.4 million (post split) shares were repurchased in the open market for $38.6 million. During 2006, 1.5 million (post split) shares were repurchased in the open market for $19.4 million.

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

	Years ended December 31,
(in thousands, except per share data)	2008	2007	2006

Basic and diluted earnings available to stockholders (numerator):	$68,934	$64,731	$57,809

Shares (denominator):
Weighted-average shares outstanding – Basic	99,209	100,299	100,747
Effect of dilutive securities:
Employee Stock Options	872	1,110	2,567

Weighted-average shares outstanding – Diluted	100,081	101,409	103,314

Per share amounts:
Basic income per common share	$0.69	$0.65	$0.57
Diluted income per common share	$0.69	$0.64	$0.56

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

Stock-Based Compensation—The Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") as of January 1, 2006. Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan. The Company's stock options generally vest over a five-year period and expire ten years from the issuance date.

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

The Company did not grant any stock options during 2008, 2007 or 2006.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized loss on marketable securities.

Franchising Program—Orkin had 63 franchises as of December 31, 2008, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007 and franchises were established in the State of Qatar, the Kingdom of Saudi Arabia, the Kingdom of Bahrain and the State of Kuwait in 2008. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	Years ended December 31,
(in thousands)	2008	2007	2006

Notes receivable from Franchises	$3,947	$4,006	$5,187

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized an overall gain from the sale of customer contracts for the year ended December 31, 2008. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in thousands)	2008	2007	2006

Sale of customer contracts (gain)/loss	$(946)	$45	$(1,036)

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	Years ended December 31,
(in thousands)	2008	2007	2006

Deferred franchise fees	$2,219	$2,078	$2,165

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Years ended December 31,
(in thousands)	2008	2007	2006

Revenue from franchises	$2,805	$2,704	$2,273

The Company's maximum exposure to loss relating to the franchises aggregated $1.7 million, $1.9 million, and $3.0 million at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Fair Value of Financial Instruments—The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The fair value of the Company's Line of Credit is reported in note 3 of the accompanying financial statements.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The adoption of SFAS No. 157, as relates to financial assets and liabilities, did not have a material effect on the Company's consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," and FSP FAS 157-2, "Effective Date of FASB Statement No. 157." These FSPs:

•
exclude certain leasing transactions accounted for under FASB Statement No. 13, "Accounting for Leases," from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

•
permit the deferral of the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157. FSP FAS 157-2 is effective February 12, 2008. The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008. The Company will apply the provisions of FSP FAS 157-2, as required and does not expect the adoption of FSP FAS 157-2 to have a material effect on its consolidated financial statements. See Note 6 to the accompanying financial statements for details regarding impact of adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company has not elected the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The

Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, "Hierarchy of Generally Accepted Accounting Principles", which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for the Company for the year ending December 31, 2009. This FSP is not expected to have a significant impact on the Company's financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

2.     ACQUISITIONS

Acquisition of HomeTeam Pest Defense:

On April 3, 2008, the Company, completed the acquisition of substantially all of the assets of Centex Home Services, LLC, a Nevada limited liability company, HomeTeam Pest Defense, Inc., a Nevada corporation, and HomeTeam Pest Defense, LLC, a Delaware limited liability company, related to the business of providing termite and pest control services to homebuilders, businesses and homeowners. The final purchase price paid for the acquisition was $134.0 million. The purchase price was negotiated at arms length.

At the time of the acquisition, HomeTeam Pest Defense, with its unique Taexx in the wall system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam Pest Defense services home builders nationally.

HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007. The Company's consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through December 31, 2008.

With the assistance of an independent valuation firm, management determined the allocation of the purchase price to goodwill and identifiable intangible assets. Such valuation resulted in the allocation of $56.7 million to tax-deductible goodwill and $89.7 million to other intangible assets, principally customer contracts. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 20 years on a straight-lined basis.

The fair values of HomeTeam's assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	At April 3, 2008

ASSETS AND LIABILITIES:
Cash and cash equivalents	$27
Trade accounts receivable	6,628
Materials and supplies	1,922
Other current assets	785
Equipment and property	989
Goodwill	56,677
Customer contracts and relationships (Taexx)	35,600
Customer contracts and relationships (conventional)	24,300
Customer contracts and relationships (termite)	13,400
Trademarks and trade names	5,900
Proprietary technology	6,600
Non-compete agreements	3,900
Other assets	334
Accounts payable	(2,571)
Accrued compensation & related liabilities	(5,088)
Unearned revenues	(8,932)
Other current liabilities	(4,686)
Long-term accrued liabilities	(1,741)

Total purchase price	$134,044

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

	Twelve Months Ended December 31, (unaudited)
(dollars in thousands)	2008	2007

REVENUES
Customer services	$1,052,032	$1,029,004

INCOME BEFORE INCOME TAXES	$113,474	$101,335
PROVISION FOR INCOME TAXES	44,219	38,658

NET INCOME	$69,255	$62,677

INCOME PER SHARE—BASIC	$0.70	$0.62

INCOME PER SHARE—DILUTED	$0.70	$0.62

Weighted average shares outstanding—basic	99,209	100,299

Weighted average shares outstanding—diluted	100,081	101,409

Acquisition of Crane Pest Control:

The Company completed the acquisition of Crane Pest Control, Inc. effective December 31, 2008. Crane Pest Control was established in 1930 in San Francisco, California. The Company had annual revenues of over $10 million for the year ended December 31, 2008 and is a leading provider of advanced pest management, serving northern California and the Reno/Tahoe basin. Crane Pest Control's primary service is commercial pest control and its existing business complements the services that Rollins offers through its subsidiary, Orkin.

3.     DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2008, borrowings of $65.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility. The Company maintains approximately $34.4 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in 2009. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

•
the Base Rate, which is the greater of SunTrust Bank's "prime rate" for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2008, the additional rate allocated was .50%.

As of December 31, 2008, the effective interest rate on the outstanding borrowing under the line of credit was 2.53%. The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at December 31, 2008 and expects to maintain compliance throughout 2009.

4.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended
	December 31,
(in thousands)	2008	2007

Gross Trade Receivables	$77,732	$69,534
Allowance for Doubtful Accounts	(7,539)	(6,668)

Net Trade Receivables	$70,193	$62,866

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

	Years ended
	December 31,
(in thousands)	2008	2007

Installment Receivables, net	$11,124	$8,409
Notes Receivables from Franchises	3,947	4,006
Related Party Receivables	56	154

5.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2008	2007

Buildings	$39,831	$35,396
Operating Equipment	61,110	64,337
Furniture and Fixtures	9,792	8,888
Computer Equipment and Systems	46,184	38,315

	156,917	146,936
Less – Accumulated Depreciation	99,114	90,376

	57,803	56,560
Land	20,822	20,810

Net property, plant and equipment	$78,625	$77,370

Included in equipment and property are fixed assets held in foreign countries of $2.5 million, net for the year ended December 31, 2008 and $4.2 million, net for the year ended December 31, 2007.

6.     FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, "Fair Value Measurements," as amended by FSP FAS 157-2, "Effective Date of FASB Statement No. 157," in the first quarter of 2008 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

  1.
  Level 1—Quoted market prices in active markets for identical assets or liabilities

  2.
  Level 2—Inputs other than level 1 that are either directly or indirectly observable

  3.
  Level 3—Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use

Notes Receivable from Franchisees:

Transactions with franchises involve sales of customer contracts to establish new franchises in the United States and initial franchise fees and royalties in both the United States and international franchises. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to 5 years.

Outstanding Loans:

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR), which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2008, borrowings of $65.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The following table summarizes the valuation at fair value of financial instruments measured on the Company's balance sheet as of December 31, 2008:

	Fair value Measurements at December 31, 2008 with
(dollars in thousands)	Level 1	Level 2	Level 3

Assets:
Notes receivable from franchises	$—	$—	$3,947

Total assets at fair value	$—	$—	$3,947

Liabilities:
Outstanding loans	$—	$63,700	$—

Total liabilities at fair value	$—	$63,700	$—

Carrying Amount of Total Asset
(dollars in thousands)

Year	Asset Balance 01/01/08	Payments	Change in Estimate	New Loans & Interest	Total Carrying Amount

2008	$4,006	2,859	—	2,800	$3,947

The Company measures the fair value of its notes receivable from franchisees based on the Company's historical experience collecting from franchisees and current terms offered for similar notes.

7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $187.3 million as of December 31, 2008 and $126.7 million as of December 31, 2007. Goodwill increased $60.6 million for the year ended December 31, 2008 and $1.5 million for the year ended December 31, 2007 due to acquisitions. The carrying amount of goodwill in foreign countries was $7.7 million as of December 31, 2008 and $9.6 million as of December 31, 2007

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As of January 1, 2002, amortization of goodwill and trademarks was terminated, and instead the assets are subject to periodic testing for impairment. The Company completed its annual impairment analyses as of September 30, 2008, 2007 and 2006. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or trademarks has occurred.

8.     CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with Statement 142, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2008	2007

Customer contracts	$207,789	$128,895
Less: Accumulated amortization	(78,697)	(65,839)

Customer contracts, net	$129,092	$63,056

The carrying amount of customer contracts in foreign countries was $4.1 million as of December 31, 2008 and $7.1 million as of December 31, 2007.

Other intangible assets include non-compete agreements, patents and trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2008	2007

Other intangible assets	$34,121	$18,421
Less: Accumulated amortization	(8,402)	(9,189)

Other intangible assets, net	$25,719	$9,232

Total amortization expense was approximately $19.2 million in 2008, $13.4 million in 2007 and $13.9 million in 2006. Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years is as follows:

(in thousands)

2009	$20,086
2010	$17,573
2011	$17,291
2012	$15,965
2013	$15,105

9.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2008	2007	2006

Current:
Federal	$31,243	$32,066	$27,537
State	6,022	4,613	2,579
Foreign	2,298	2,470	1,227
Deferred:
Federal	3,183	524	2,864
State	948	495	2,984
Foreign	326	14	159

Total income tax provision	$44,020	$40,182	$37,350

The primary factors causing income tax expense to be different than the federal statutory rate for 2008, 2007 and 2006 are as follows:

	December 31,
(in thousands)	2008	2007	2006

Income tax at statutory rate	$39,534	$36,720	$33,306
State income tax expense (net of federal benefit)	4,527	3,765	3,161
Foreign tax expense	638	940	446
Other	(679)	(1,243)	437

Total income tax provision	$44,020	$40,182	$37,350

The provision for income taxes resulted in an effective tax rate of 39.0% on income before income taxes for the year ended December 31, 2008. For 2007 the effective tax rate was 38.3% and for 2006 the effective tax rate was 39.25%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2008, 2007 and 2006, the Company paid income taxes of $41.6 million, $40.1 million and $31.3 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2008	2007

Deferred tax assets:
Termite Accrual	$4,564	$5,844
Insurance and Contingencies	17,423	16,683
Unearned Revenues	12,529	11,910
Compensation and Benefits	3,342	3,411
Net Pension Liability	7,876	—
State Operating Loss Carryforwards	13,303	12,652
Other	5,020	4,183
Valuation allowance	(12,784)	(11,493)

Total Deferred Tax Assets	$51,273	$43,190
Deferred tax liabilities:
Depreciation and Amortization	$(8,284)	$(7,310)
Net Pension Asset	—	(6,450)
Foreign Currency Translation	(1,379)	(3,682)
Other	(3,706)	(1,010)

Total Deferred tax Liabilities	$(13,369)	$(18,452)

Net Deferred Tax Assets	$37,904	$24,738

Analysis of the valuation allowance:

	December 31,
(in thousands)	2008	2007

Valuation allowance at beginning of year	$11,493	$8,563
Increase in valuation allowance	1,291	2,930

Valuation allowance at end of year	$12,784	$11,493

As of December 31, 2008, the Company has net operating loss carryforwards for state income tax purposes of approximately $339 million, which will be available to offset future state taxable income. If not used, these carryforwards will expire between 2009 and 2026. Management believes that it is unlikely to be able to utilize approximately $328 million of these net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $1.3 million due to additional losses generated in the current year.

Earnings from continuing operations before income tax include foreign income of $5.7 million in 2008, $4.4 million in 2007 and $2.7 million in 2006. The Company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries. As of December 2008, the Company had approximately $6.3 million of earnings from those international subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distribution would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company has recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2008	2007

Balance at Beginning of Year	$3,712	$6,085
Additions based on tax positions related to current year	147	141
Additions for tax positions of prior years	145	1,322
Reductions for tax positions of prior years	(46)	(896)
Settlements	(1,010)	(2,926)
Expiration of statute of limitation	(20)	(14)

Balance at End of Year	$2,928	$3,712

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2006. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2003.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. It is expected that other federal audit issues will be settled in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $1.1 million, including interest. It is also expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.6 million. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.8 million and $1.1 million as of January 1, 2008 and December 31, 2008, respectively. During 2008 the Company recognized interest and penalties of $0.2 million.

10.   ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, "Accounting for Contingencies," the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
(in thousands)	2008	2007

Beginning balance	$18,000	$20,201
Current year provision	3,364	10,169
Settlements, claims, and expenditures	(7,064)	(12,370)

Ending balance	$14,300	$18,000

11.   COMMITMENTS AND CONTINGENCIES

The Company leases vehicles and equipment under operating and capital leases which are accounted for accordingly. The capital leases contractually expire at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2008 and 2007.

Following is a summary of property held under capital leases:

(in thousands)	2008	2007

Vehicles	$3,688	$4,904
Additions	—	559
Expirations & Disposals	(1,544)	(979)
Extensions	—	—
Accumulated Depreciation	(1,571)	(2,888)

Total property held under capital leases	$573	$1,596

The remainder of the leases are accounted for as operating leases expiring at various dates through 2017:

	Years ended December 31,
(in thousands)	2008	2007	2006

Rental Expense	$39,860	$33,331	$34,858

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2009	$24,910	$450
2010	17,967	147
2011	9,916	24
2012	5,970	—
2013	3,322	—
Thereafter	2,568	—

Total minimum obligation	$64,653	$621
Interest component of obligation	—	(50)

Present value of minimum obligation	$64,653	$571

In the normal course of business, Orkin, one of the Company's subsidiaries, is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin. Orkin is actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class. The cases originate in California and Arkansas. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Sheppard lawsuit, a termite related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. Other lawsuits in which class certification was sought have been resolved. Mark and Christine Butland et al. v. Orkin Exterminating Company, Inc. et al. and Adam Stauber v. Rollins, Inc. et al. were each resolved on an individual basis with the plaintiffs dismissing their case including their class action allegations. In Ernest W. Warren and Dolores G. Warren et al. v. Orkin Exterminating Company, Inc., et al. the petition for class certification was denied. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity. Environmental remediation is reported on a non-discounted basis.

12.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Employee Benefit Plans

Defined Benefit Pension Plan

The Company maintains a noncontributory tax-qualified defined benefit pension plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million to the Plan during each of the years ended December 31, 2008, 2007 and 2006.

In June 2005, the Company froze our defined benefit pension plan. These amendments are reflected in benefit obligations below. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2008	2007

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$147,711	$153,598
Interest cost	9,080	8,628
Actuarial (gain) loss	(5,732)	(9,059)
Benefits paid	(6,187)	(5,456)

Accumulated Benefit obligation at end of year	144,872	147,711
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	164,335	146,652
Actual return on plan assets	(38,629)	18,139
Employer contribution	5,000	5,000
Benefits paid	(6,187)	(5,456)

Fair value of plan assets at end of year	124,519	164,335

Funded status	$(20,353)	$16,624

    Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2008	2007

Noncurrent assets	$—	$16,624
Noncurrent liabilities	(20,353)	—

	$(20,353)	$16,624

    Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2008	2007

Net loss	$60,581	$16,425

The accumulated benefit obligation for the defined benefit pension plan was $144.9 million and $147.7 million at December 31, 2008 and 2007, respectively. (Increases) decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income (loss) were $(44.2) million, 19.9 million and $9.7 million in 2008, 2007 and 2006, respectively.

The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

	December 31,
	2008	2007	2006

PROJECTED BENEFIT OBLIGATION
Discount rate	6.81%	6.25%	5.50%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	6.25%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year's 2007 and 2008 the Company utilized a yield curve analysis. During fiscal 2006, the Company used Moody's Aa long-term corporate bond yield with yield adjustments made for longer duration of the Company's obligation. A lower discount rate increases the present value of benefit obligations.

  Components of Net Periodic Benefit Cost and Other
  Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2008	2007	2006

Net Periodic Benefit Cost
Interest cost	$9,080	$8,628	$8,139
Expected return on plan assets	(12,343)	(11,234)	(10,733)
Amortization of net loss	1,082	3,894	3,563

Net periodic benefit cost	$(2,180)	$1,288	$969

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$45,239	$(15,964)
Amortization of net loss	(1,082)	(3,894)

Total recognized in other comprehensive income	44,157	(19,858)

Total recognized in net periodic benefit cost and other comprehensive income	$41,977	$(18,570)

The estimated net loss that will be amortized in 2009 is expected to be $6.0 million. At December 31, 2008 and 2007, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $18.5 million and $19.6 million at December 31, 2008 and 2007, respectively.

The Plan's weighted average asset allocation at December 31, 2008, 2007 and 2006 by asset category, along with the target allocation for 2009, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2009
Asset category		2008	2007

Equity Securities – Rollins stock	10.0%	14.8%	11.9%
Domestic Equity – all other	22.5%	19.3%	34.5%
Global Equity	2.5%	3.1%	0.0%
International Equity	8.0%	9.6%	7.9%
Debt Securities – core fixed income	27.0%	11.9%	23.9%
Tactical-Fund of Equity & Debt Securities	5.0%	3.6%	4.6%
Real Estate	5.0%	6.5%	5.0%
Other	20.0%	31.2%	12.2%

Total	100.0%	100.0%	100.0%

Our investment strategy for our pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making a contribution to the pension plan of

$5.0 million during fiscal 2009. The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2009	$6,675
2010	7,215
2011	7,755
2012	8,437
2013	9,063
Thereafter	53,157

Total	$92,302

Deferred Compensation 401(k) Plan

The Company sponsors a defined compensation 401(k) Plan that is available to substantially all full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $6.1 million in 2008, $5.1 million in 2007 and $4.3 million in 2006. At December 31, 2008, 2007 and 2006 approximately, 33.1%, 30.5% and 30.1%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $99 thousand in 2008, $124 thousand in 2007 and $159 thousand in 2006.

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

For the year ended December 31, 2008, the Company issued approximately 0.3 million shares of common stock upon exercise of stock options by employees. For the year ended December 31, 2007, the Company issued approximately 1.6 million shares of common stock upon exercise of stock options by employees. In addition, The Company issued 0.7 million and 0.4 million time lapse restricted shares for the years ended December 31, 2008 and 2007, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2008, approximately 4.8 million shares of the Company's common stock were reserved for issuance. Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and TLRSs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123R using the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for 2008, 2007 and 2006 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The Company's only remaining options outstanding at December 31, 2008 for SFAS 123R purposes are the grants issued during the first quarter of 2003. The Company did not grant any stock options in any years following the 2003 grant; therefore, no Black-Scholes calculation was necessary.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2008	2007	2006

Time Lapse Restricted Stock:
Pre-tax compensation expense	$4,392	$2,841	$2,075
Tax benefit	(1,700)	(1,088)	(804)

Restricted stock expense, net of tax	$2,692	$1,753	$1,271

Stock options:
Pre-tax compensation expense	$—	$348	$912
Tax benefit	—	(133)	(353)

Stock option expense, net of tax	$—	$215	$559

Total Share-Based Compensation:
Pre-tax compensation expense	$4,392	$3,189	$2,987
Tax benefit	(1,700)	(1,221)	(1,157)

Total share-based compensation expense, net of tax	$2,692	$1,968	$1,830

As of December 31, 2008, $18.0 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 5.2 years for TLRSs.

Option activity under the Company's stock option plan as of December 31, 2008, 2007 and 2006 and changes during the year ended December 31, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,809	$6.16	3.98	$26,574
Exercised	(1,032)	5.93
Forfeited	(101)	6.21

Outstanding at December 31, 2006	2,676	$6.25	4.39	$22,715
Exercised	(1,646)	5.93
Forfeited	(40)	7.07

Outstanding at December 31, 2007	990	$6.75	3.80	$12,328
Exercised	(309)	6.12
Forfeited	(23)	5.73

Outstanding at December 31, 2008	658	$7.08	3.39	$7,236

Exercisable at December 31, 2008	658	$7.08	3.39	$7,236

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $15.1 million and $8.1 million, respectively. Exercise of options during the years ended December 31, 2008, 2007 and 2006 resulted in cash receipts of $0.3 million, $1.4 million and $1.1, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2008, 2007 and 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2005	716	$11.12
Forfeited	(23)	11.23
Vested	(83)	10.34
Granted	444	14.11

Unvested as of December 31, 2006	1,055	$12.17
Forfeited	(31)	12.91
Vested	(174)	10.01
Granted	353	14.11

Unvested as of December 31, 2007	1,203	$13.02
Forfeited	(27)	14.21
Vested	(209)	12.34
Granted	668	16.96

Unvested as of December 31, 2008	1,635	$14.70

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Other Unrealized Gain/(Loss)	Total

Balance at December 31, 2006	$(20,819)	$3,038	$(3)	$(17,784)
Change during 2007:
Before-tax amount	19,858	4,571	3	24,432
Tax expense	(8,829)	(1,869)	—	(10,698)

	11,029	2,702	3	13,734

Balance at December 31, 2007	(9,790)	5,740	—	(4,050)

Change during 2008:
Before-tax amount	(44,156)	(5,927)	—	(50,083)
Tax benefit	17,072	2,303	—	19,375

	(27,084)	(3,624)	—	(30,708)

Balance at December 31, 2008	$(36,874)	$2,116	$—	$(34,758)

14.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled $0.2 million for the year ended December 31, 2008 and less than $0.1 million for each of the years ended December 31, 2007 and 2006.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.8 million for the year ended December 31, 2008, $0.5 million for the year ended December 31, 2007 and $0.6 million for the year ended December 31, 2006.

All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

15.   UNAUDITED QUARTERLY DATA

All earnings per share data for the quarters have been restated for the three-for-two stock split effective December 10, 2007.

(in thousands except per share data)	First	Second	Third	Fourth

2008
Revenues	$210,078	$284,499	$277,911	$248,076
Gross Profit (Revenues – Cost of Services Provided)	100,125	138,423	132,496	115,026
Net Income	13,839	22,738	19,804	12,553
Income per Share:

Income per Share – Basic	0.14	0.23	0.20	0.13
Income per Share – Diluted	0.14	0.23	0.20	0.13

2007
Revenues	$201,232	$239,618	$238,116	$215,954
Gross Profit (Revenues – Cost of Services Provided)	94,396	118,017	115,087	98,755
Net Income	12,793	21,239	18,765	11,934
Income per Share:

Income per Share – Basic	0.13	0.21	0.19	0.12
Income per Share – Diluted	0.13	0.21	0.19	0.12

16.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 27, 2009, approved a 12% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.07 per share will be payable March 10, 2009 to stockholders of record at the close of business February 10, 2009.

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

Based on management's evaluation as of December 31, 2008, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 37.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 21 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officer and Related Party Transaction Policy. Both of these documents are available on the Company's website at www.rollins.com and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2009 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock" and "Election of Directors" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2009 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,293,133	$7.08	4,834,115
Equity compensation plans not approved by security holders	—	$—	—

Total	2,293,133	$7.08	4,834,115	(1)

(1)
Includes 4,834,115 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Independent Public Accountants" in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007 incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2006
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007 incorporated herein by reference to Exhibit 10(s) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(t)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(u)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.

(10)(v)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(w)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(x)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(y)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
(2)(b)
Asset Purchase Agreement dated as of March 28, 2008 by and among Rollins HT, Inc., Centex Home Services, LLC, HomeTeam Pest Defense, Inc., and HomeTeam Pest Defense, LLC, incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated March 28, 2008.
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
(10)(q)	Rollins, Inc. Executive Compensation Summary as of January 23, 2007 incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2006
(10)(r)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(s)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 23, 2007 incorporated herein by reference to Exhibit 10(s) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(t)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(u)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(v)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(w)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(x)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(y)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.

(10)(z)	Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its 8-K dated March 28, 2008.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	March 2, 2009	Date:	March 2, 2009

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director March 2, 2009

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2008, 2007 and 2006
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries(1)	Balance at End of Period

Year ended December 31, 2008
Allowance for doubtful accounts	$6,668	$8,984	$(8,113)	$7,539
Year ended December 31, 2007
Allowance for doubtful accounts	$7,228	$5,915	$(6,475)	$6,668
Year ended December 31, 2006
Allowance for doubtful accounts	$5,615	$7,195	$(5,582)	$7,228
(1)
Net deductions represent the write-off of uncollectible receivables net of recoveries and transfer in of reserves from the HomeTeam Pest Defense acquisition.

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
(10)(l)	Rollins, Inc. Executive Compensation Summary as of January 24, 2006 incorporated herein by reference to Exhibit (10)(l) as filed with its Form 10-K for the year ended December 31, 2005

Exhibit Number	Exhibit Description
(10)(m)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
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