Form 10-Q
period 2009-03-31
ROLLINS INC
filed 2009-05-01
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Rollins, Inc. had 99,882,039 shares of its $1 par value Common Stock outstanding as of April 15, 2009.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$14,957	$13,716
Trade receivables, short-term, net of allowance for doubtful accounts of $5,441 and $6,371, respectively	58,783	56,884
Accounts receivable - other, net	1,854	2,185
Materials and supplies	11,555	10,893
Deferred income taxes, net	19,892	20,018
Other current assets	10,919	13,142
Total Current Assets	117,960	116,838
Equipment and property, net	78,325	78,625
Goodwill	188,101	187,266
Customer contracts	126,502	129,092
Other intangible assets, net	23,172	25,719
Deferred income taxes	17,514	17,886
Trade receivables, long-term, net of allowance for doubtful accounts of $928 and $1,168, respectively	8,946	11,124
Other assets	6,396	5,967
Total Assets	$566,916	$572,517
LIABILITIES
Accounts payable	18,712	18,782
Accrued insurance	15,067	15,404
Accrued compensation and related liabilities	45,216	56,334
Unearned revenues	90,785	88,288
Accrual for termite contracts	4,604	5,452
Capital leases	356	450
Line of credit	62,000	65,000
Other current liabilities	28,561	23,117
Total current liabilities	265,301	272,827
Capital leases, less current portion	120	171
Accrued insurance, less current portion	25,803	23,483
Accrual for termite contracts, less current portion	8,246	8,848
Accrued pension	20,232	20,353
Long-term accrued liabilities	19,019	18,402
Total Liabilities	338,721	344,084
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	0	0
Common stock, par value $1 per share; 170,000,000 shares authorized, 99,882,039 and 100,040,969 shares issued, respectively	99,882	100,041
Paid in capital	18,107	18,087
Accumulated other comprehensive loss	(35,076)	(34,758)
Retained earnings	145,282	145,063
Total Stockholders’ Equity	228,195	228,433
Total Liabilities and Stockholders’ Equity	$566,916	$572,517

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands except share data)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Customer services	$242,972	$210,078

COSTS AND EXPENSES
Cost of services provided	125,371	109,953
Depreciation and amortization	9,429	6,631
Sales, general and administrative	81,988	71,488
Gain on sales of assets	(5)	(21)
Interest expense (income), net	428	(719)
	217,211	187,332
INCOME BEFORE INCOME TAXES	25,761	22,746

PROVISION FOR INCOME TAXES
Current	9,256	9,135
Deferred	697	(228)
	9,953	8,907
NET INCOME	$15,808	$13,839
NET INCOME PER SHARE - BASIC	$0.16	$0.14
NET INCOME PER SHARE - DILUTED	$0.16	$0.14

Weighted average shares outstanding - basic	98,332	99,388
Weighted average shares outstanding - diluted	99,021	100,401
DIVIDENDS PAID PER SHARE	$0.0700	$0.0625

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net Income	$15,808	$13,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,429	6,631
Provision for deferred income taxes	697	(228)
Provision for bad debts	(658)	(589)
Stock based compensation expense	1,450	983
Gain on sales of assets	(5)	(21)
Excess tax benefits from share-based payments	0	(5)
Other, net	5	(188)
Changes in assets and liabilities:
Trade accounts receivables	693	875
Accounts receivables - other	371	(495)
Materials and supplies	(699)	47
Other current assets	(799)	(653)
Other non-current assets	(420)	(1,686)
Accounts payable and accrued expenses	(8,577)	(6,848)
Unearned revenue	2,560	3,723
Accrued insurance	1,984	(130)
Accrual for termite contracts	(1,450)	(1,800)
Long-term accrued liabilities	247	2,054
Net cash provided by operating activities	20,636	15,509
INVESTING ACTIVITIES
Cash Used for acquisitions of companies, net of cash acquired	(1,463)	(1,381)
Purchases of equipment and property	(3,477)	(2,759)
Cash from sales of franchises	0	75
Proceeds from sales of assets	18	8
Net cash used in investing activities	(4,922)	(4,057)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(3,000)	0
Cash paid for common stock purchased	(10,244)	(4,816)
Dividends paid	(7,026)	(6,300)
Book overdrafts in bank accounts	6,000	0
Proceeds received upon exercise of stock options	92	246
Principal payments on capital lease obligations	(131)	(164)
Excess tax benefits from share-based payments	0	5
Net cash used in financing activities	(14,309)	(11,029)
Effect of exchange rate changes on cash	(164)	(338)
Net increase in cash and cash equivalents	1,241	85
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$14,957	$71,365
Supplemental disclosure of cash flow information
Cash paid for interest	$371	$0
Cash paid for income taxes	$1,838	$1,716

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Income	Earnings	Total
Balance at December 31, 2008		$100,041	$18,087	$(34,758)	$145,063	$228,433
Net Income	$15,808				15,808	15,808
Foreign currency translation adjustments	(318)			(318)		(318)
Comprehensive income	$15,490					0
Dividends paid					(7,026)	(7026)
Common Stock Purchased and Retired		(603)			(8,563)	(9,166)
Stock-based compensation		479	971			1,450
Common stock options exercised		(35)	(951)			(986)
Balance at March 31, 2009		$99,882	$18,107	$(35,076)	$145,282	$228,195

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and Rule 3A-02(a) of Regulation S-X. In accordance with SFAS 94 and Rule 3A-02(a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under FASB interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R).

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Franchising Program — Orkin had 63 franchises as of March 31, 2009, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007 and franchises were established in the State of Qatar, the Kingdom of Saudi Arabia, the Kingdom of Bahrain and the State of Kuwait in 2008. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years.  These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	At March 31,	At December 31,
(in thousands)	2009	2008
Notes receivable from Franchises	$3,958	$3,947

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.  The Company recognized a net loss for the sale of customer contracts for the quarter ended March 31, 2009 and a gain for the quarter ended March 31, 2008 due to customer adjustments.  These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Three Months Ended March 31,
(in thousands)	2009	2008
Sale of customer contracts gain/(loss)	$(2)	$141

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At March 31,	At December 31,
(in thousands)	2009	2008
Deferred Franchise Fees	$2,219	$2,219

ROLLINS, INC. AND SUBSIDIARIES

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenues from Franchises	$707	$679

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $1.7 million and $1.7 million at March 31, 2009 and December 31, 2008.

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

Consolidated Net Revenues

(in thousands)

	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	N/A	284,499	239,618
Third Quarter	N/A	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$242,972	$1,020,564	$894,920

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

•                  exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” from the scope of SFAS No. 157, “Fair Value Measurements”. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.

•                  permit the deferral of the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157.  FSP FAS 157-2 was effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008.  The

ROLLINS, INC. AND SUBSIDIARIES

Company has applied the provisions of FSP FAS 157-2 as required.  The adoption of FSP FAS 157-2 did not have a material effect on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement prospectively, as required.  The adoption of SFAS No. 160 did not have an effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company has applied the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and the adoption of SFAS No. 141(R) did not have an effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has no derivatives and the adoption of SFAS 161 did not have an effect on the consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS No. 142-3 did not have a material effect on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of FSP EITF No. 03-6-1 did not have a material effect on the consolidated financial statements.

Emerging Issues Task Force

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”.  The guidance in EITF Issue 06-11 addresses how an employer should account for the income tax benefits related to dividend or dividend equivalent payments made to employees holding certain share-based

ROLLINS, INC. AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.   The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for the Company for the year ending December 31, 2009. This FSP is not expected to have a significant impact on the Company’s financial statements.

NOTE 3.      ACQUISITION

Acquisition of HomeTeam Pest Defense:

On April 3, 2008, the Company completed the acquisition of substantially all of the assets of Centex Home Services, LLC, a Nevada limited liability company, HomeTeam Pest Defense, Inc., a Nevada corporation, and HomeTeam Pest Defense, LLC, a Delaware limited liability company, related to the business of providing termite and pest control services to homebuilders, businesses and homeowners.  The final purchase price paid for the acquisition was $134.0 million. The purchase price was negotiated at arms length.

At the time of the acquisition, HomeTeam Pest Defense, with its unique Taexx in the wall system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry.  HomeTeam Pest Defense services home builders nationally.

HomeTeam Pest Defense recorded revenues of approximately $134 million for the fiscal year ended March 31, 2007.  The Company’s consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through March 31, 2009.

With the assistance of an independent valuation firm, management determined the allocation of the purchase price to goodwill and identifiable intangible assets.  Such valuation resulted in the allocation of $58.3 million to tax-deductible goodwill and $87.8 million to other intangible assets, principally customer contracts.  The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 8 to 20 years on a straight-lined basis.

ROLLINS, INC. AND SUBSIDIARIES

The fair values of HomeTeam’s assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	at April 3, 2008
Assets and liabilities:
Cash and cash equivalents	$27
Trade accounts receivable	6,628
Materials and supplies	1,922
Other current assets	785
Equipment and property	989
Goodwill	58,327
Customer contracts and relationships (Taexx)	35,600
Customer contracts and relationships (conventional)	24,300
Customer contracts and relationships (termite)	13,400
Trademarks and trade names	4,000
Proprietary technology	6,600
Non-compete agreements	3,900
Other assets	334
Accounts payable	(2,571)
Accrued compensation & related liabilities	(5,088)
Unearned revenues	(8,932)
Other current liabilities	(4,436)
Long-term accrued liabilities	(1,741)
$134,044

The pro forma financial information presented below gives effect to the HomeTeam Pest Defense acquisition as if it had occurred as of the beginning of our fiscal year 2008. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
REVENUES
Customer services	$242,972	$241,546
INCOME BEFORE INCOME TAXES	25,761	23,266
PROVISION FOR INCOME TAXES	9,953	9,106
NET INCOME	$15,808	$14,160
INCOME PER SHARE – BASIC	$0.16	$0.14
INCOME PER SHARE – DILUTED	$0.16	$0.14
Weighted average shares outstanding – basic	98,332	99,388
Weighted average shares outstanding – diluted	99,021	100,401

Acquisition of Crane Pest Control:

The Company completed the acquisition of Crane Pest Control, Inc. effective December 31, 2008.  Crane Pest Control was established in 1930 in San Francisco, California.  The Company had annual revenues of over $10 million for the year ended December 31, 2008 and is a leading provider of advanced pest management, serving northern California and the Reno/Tahoe basin. Crane Pest Control’s primary service is commercial pest control and its existing business complements the services that Rollins offers through its subsidiary, Orkin.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4.	DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As March 31, 2009, borrowings of $60.0 million were outstanding under the line of credit and borrowings of $2.0 million were outstanding under the swingline subfacility.  The Company maintains approximately $35.4 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of March 31, 2009, the additional rate allocated was 0.50%.

As of March 31, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 2.49%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at March 31, 2009 and expects to maintain compliance throughout 2009.

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

	Three Months Ended
	March 31,
(in thousands except per share data)	2009	2008
Basic and diluted earnings available to stockholders (numerator):	$15,808	$13,839
Shares (denominator):
Weighted-average shares outstanding - Basic	98,332	99,388
Effect of dilutive securities:
Employee Stock Options and Time Lapse Restricted Shares	689	1,013
Weighted-average shares outstanding — Diluted	99,021	100,401

Per share amounts
Basic income per common share	$0.16	$0.14
Diluted income per common share	$0.16	$0.14

ROLLINS, INC. AND SUBSIDIARIES

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. FSP EITF 03-6-1 is effective for the Company in the current fiscal year beginning January 1, 2009. The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

During the first quarter ended March 31, 2009, the Company repurchased 603,400 shares of its common stock in the open market at a weighted-average of $15.19 per share.  In total, 4.0 million additional shares may be purchased under its share repurchase program.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.

NOTE 6.	CONTINGENCIES

In the normal course of business, Orkin, one of the Company’s subsidiaries, is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin.  Orkin is actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class.  The cases originate in California and Arkansas.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing.  The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Sheppard lawsuit, a termite service related matter, was recently filed in the United States District Court for the Eastern District of Arkansas and a date has not been scheduled for a hearing on class certification. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 7.	STOCKHOLDERS’ EQUITY

During the first quarter ended March 31, 2009, the Company repurchased 603,400 shares of its $1 par value common stock at a weighted average price of $15.19 per share.

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

During the first quarter ended March 31, 2009, approximately 38,000 shares of common stock were issued upon exercise of stock options by employees with 0.1 million shares of common stock issued upon exercise of stock options for the first quarter ended March 31, 2008.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s only remaining options outstanding at March 31, 2009 are the grants issued during the first quarter of 2003.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At March 31, 2009 approximately 4.4 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended
	March 31,
	2009	2008
Time lapse restricted stock:
Pre-tax compensation expense	$1,450	$983
Tax benefit	(558)	(376)
Total share-based compensation expense, net of tax	$892	$607

As of March 31, 2009, $24.4 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.5 years.

Options activity outstanding under the Company’s stock option plan as of March 31, 2009 and changes during the three months ended March 31, 2009, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2008	658	$7.08	3.39	$7,236
Exercised	(38)	5.19	n/a	n/a
Forfeited	(3)	4.83	n/a	n/a
Outstanding at March 31, 2009	617	7.20	3.28	6,133
Exercisable at March 31, 2009	617	$7.20	3.28	$6,133

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter ended March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the periods ended March 31, 2009 and March 31, 2008 was $0.4 million and $1.6 million, respectively. Exercise of options through the first quarter ended March 31, 2009 and 2008 resulted in cash receipts of $0.1 million and $0.2 million, respectively.  The Company did not recognize a tax benefit during the quarter ended March 31, 2009 while recognizing a tax benefit of approximately $5,000 for the quarter ended March 31, 2008 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2009:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2008	1,635	$14.70
Forfeited	(1)	10.96
Vested	(212)	13.20
Granted	481	16.48
Unvested Restricted Stock Units at March 31, 2009	1,903	$15.32

NOTE 8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
	Pension	Currency
	Liability	Translation	Total
Balance at December 31, 2008	$(36,874)	$2,116	$(34,758)
Change during 2009:
Before-tax amount	0	(519)	(519)
Tax benefit	0	201	201
	0	(318)	(318)
Balance at March 31, 2009	$(36,874)	$1,798	$(35,076)

NOTE 9.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	March 31,	December 31,
(in thousands)	2009	2008
Beginning balance	$14,300	$18,000
Current year provision	78	3,364
Settlements, claims and expenditures	(1,528)	(7,064)
Ending balance	$12,850	$14,300

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.       PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Interest cost	$2,383	$2,270
Expected return on plan assets	(2,743)	(3,086)
Amortization of net loss	240	271
Net periodic benefit cost (Gain)	$(120)	$(545)

During the three months ended March 31, 2009, the Company did not make a contribution to its defined benefit retirement plan (the “Plan”).  The Company and management are considering making a contribution to the Plan of $5.0 million during the fiscal year ending December 31, 2009.

NOTE 11.       PERIODIC INCOME TAX RATE

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

Overview

For the first quarter ended March 31, 2009, the Company’s revenues increased to $243.0 million, an increase of $32.9 million or 15.7%.  HomeTeam Pest Defense (“HomeTeam”) contributed revenue of $31.1 million for the quarter.  Excluding the impact of HomeTeam, revenue increased 0.9% in the quarter.

Reconciliation

Rollins, Inc. Revenues Excluding HomeTeam Pest Defense

	Three Months Ended March 31,		%Better/ (worse) as compared to same quarter in
(in thousands)	2009	2008	prior year
Net Revenues	$242,972	$210,078	15.7%
Less:
Revenues from HomeTeam Pest Defense	31,062	0	0
Revenue Excluding HomeTeam Pest Defense	$211,910	$210,078	0.9%

Favorable contributions from other acquisitions, i.e. Crane Pest Control (“Crane”), were offset by decreases in revenues due to the decline in the Canadian dollar.  Foreign operations accounted for approximately 6% and 8% of total revenues during the first quarter of 2009 and 2008 respectively.

Cost of Services provided for the first quarter ended March 31, 2009 increased $15.4 million or 14.0%, compared to the quarter ended March 31, 2008. Gross margin for the quarter increased to 48.4% for the first quarter versus 47.7% in the prior year.  Of the dollar increase $17.0 million was due to the acquisition of HomeTeam and Crane. Margins excluding the impact of HomeTeam improved 170 basis points, due to a nearly $2 million reduction in fleet cost due to lower cost of fuel as well as greater service technician productivity.

Depreciation and amortization expenses for the first quarter ended March 31, 2009 increased to $9.4 million, an increase of 42.2% or $2.8 million versus the prior year first quarter. Amortization of intangibles from acquisitions made last year after the first quarter accounted for $2.1 million of the increase and depreciation from those acquisitions account for $0.3 million of the increase in depreciation.

Sales, General and Administrative Expenses for the first quarter ended March 31, 2009 increased $10.5 million or 14.7%, to 33.7% of revenues, decreasing from 34.0% for the first quarter ended March 31, 2008.  Of the dollar increase $9.1million was due to the addition of HomeTeam and Crane. Sales, general and administrative expenses excluding the impact of HomeTeam as a percent of revenues increased 80 basis points due to increases in cost of risk, litigation and casualty, stock based compensation, and sales salaries partially offset by decreases in fleet cost and $1.0 million in non-recurring expenses related to the HomeTeam acquisition last year.

Net Income for the first quarter ended March 31, 2009 was $15.8 million as compared to $13.8 Million for the prior year quarter, a 14.2% improvement, while diluted earnings per share for the quarter ended March 31, 2009 was $0.16 per diluted share, a 14.3% improvement over the $0.14 per diluted share reported the prior year quarter.

Rollins continues to be financially solid generating $20.6 million in cash from operations year to date.  The Company paid back, as of March 31, 2009, $28.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition, while also buying back $10.2 million of stock on the open market under the Company’s share buyback program.

Dividends and Stock Repurchases

The Board of Directors, at its quarterly meeting on January 27, 2009, approved a 12% increase in the Company’s quarterly dividend. In addition, the Company declared its regular quarterly cash dividend of $0.07 per share, which marked the seventh consecutive year the Board has increased its dividend a minimum of 12% or greater.

During the first quarter ended March 31, 2009, the Company repurchased 603,400 shares of its $1 par value common stock at a weighted average price of $15.19 per share.  In total, approximately 4.0 million additional shares may be purchased under programs approved by the Board of Directors.

Outlook

Rollins expected 2009 to be a challenging year and it has been, however it achieved solid results during the first quarter.  The Company is fortunate to have a large base of recurring revenue, great pest control brands and a proven team of highly qualified professional and dedicated employees.

Sales in all three service lines; Residential, Commercial, and Termite were all up for the quarter.  The Company’s modest revenue increase indicates that while the Company is recession resistant, Rollins is not economically immune.  The layoff of approximately 5 million people across the United States has had an expected impact on its residential pest business.  A large portion of this customer retention decrease is financial related.  The Company is working with customers that have been economically harmed with other service frequency options to help enable them to maintain their Orkin protection.

Results of Operations

	Three Months Ended March 31,		%Better/ (worse) as compared to same quarter in
(in thousands)	2009	2008	prior year
Revenues	$242,972	$210,078	15.7%
Cost of services provided	125,371	109,953	(14.0)
Depreciation and amortization	9,429	6,631	(42.2)
Sales, general and administrative	81,988	71,488	(14.7)
Gain on sale of assets	(5)	(21)	(76.2)
Interest (income)/expense	428	(719)	(159.5)
Income before income taxes	25,761	22,746	13.3
Provision for income taxes	9,953	8,907	(11.7)
Net Income	$15,808	$13,839	14.2%

Revenues for the first quarter ended March 31, 2009 increased to $243.0 million, an increase of $32.9 million or 15.7%.  HomeTeam Pest Defense (“HomeTeam”) contributed revenue of $31.1 million for the quarter.  Excluding the impact of HomeTeam, revenue increased 0.9% in the quarter.   Favorable contributions from other acquisitions, i.e. Crane Pest Control (“Crane”), were offset by decreases in revenues due to the decline in the Canadian dollar.  Foreign operations accounted for approximately 6% and 8% of total revenues during the first quarter of 2009 and 2008 respectively.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the Company’s revenue as evidenced by the following chart.

Consolidated Net Revenues

(in thousands)

	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	N/A	284,499	239,618
Third Quarter	N/A	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$242,972	$1,020,564	$894,920

Cost of Services Provided for the first quarter ended March 31, 2009 increased $15.4 million or 14.0%, compared to the quarter ended March 31, 2008. Gross margin for the quarter increased to 48.4% for the first quarter versus 47.7% in the prior year.  Of the dollar increase $17.0 million was due to the acquisition of HomeTeam and Crane. Margins excluding the impact of HomeTeam improved 170 basis points, due to a nearly $2 million reduction in fleet cost due to lower cost of fuel as well as greater service technician productivity.

Depreciation and Amortization expenses for the first quarter ended March 31, 2009 increased to $9.4 million, an increase of 42.2% or $2.8 million versus the prior year first quarter. Amortization of intangibles from acquisitions made last year after the first quarter accounted for $2.1 million of the increase and depreciation from those acquisitions account for $0.3 million of the increase in depreciation

Sales, General and Administrative Expenses for the first quarter ended March 31, 2009 increased $10.5 million or 14.7%, to 33.7% of revenues, decreasing from 34.0% for the first quarter ended March 31, 2008.  Of the dollar increase $9.1million was due to the addition of HomeTeam and Crane. Sales, general and administrative expenses excluding the impact of HomeTeam as a percent of revenues increased 80 basis points due to increases in cost of risk, litigation and casualty, stock based compensation, and sales salaries partially offset by decreases in fleet cost and $1.0 million in non-recurring expenses related to the HomeTeam acquisition last year.

Interest (Income)/Expense for the first quarter ended March 31, 2009 was $0.4 million expense, a decreased $1.1 million or 159.5% from $0.7 million income for the first quarter ended March 31, 2008 due to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the first quarter ended March 31, 2009 increased to $10.0 million, an 11.7% increase from $8.9 million reported first quarter 2008, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 38.6% for the first quarter ended March 31, 2009 versus 39.2% for the first quarter ended March 31, 2008 primarily due to differences in state tax rates.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management’s knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company’s projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be material.  Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. It should be noted that the number of claims have been decreasing due to the Company’s proactive risk management to develop and maintain ongoing programs. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations.

Defined benefit pension plan — In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets for 2009 is seven percent compared to eight percent in 2008.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 6.81 percent as of December 31, 2008 compared to 6.25 percent in 2007 and 5.50 percent in 2006. A lower discount rate increases the value of benefit obligation.

As of December 31, 2008, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive income decreased stockholders’ equity by $42.0 million before tax.

Liquidity and Capital Resources

Cash and Cash Flow

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$20,636	$15,509
Net cash used in investing activities	(4,922)	(4,057)
Net cash used in financing activities	(14,309)	(11,029)
Effect of exchange rate changes on cash	(164)	(338)
Net increase in cash and cash equivalents	1,241	85
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$14,957	$71,365

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facilities will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $20.6 million for the three months ended March 31, 2009, compared with cash provided by operating activities of $15.5 million for the same period in 2008.

The Company and management are considering making a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million during fiscal 2009.  In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $3.5 million in capital expenditures during the first three months ended March 31, 2009, compared to $2.8 million during the same period in 2008, and expects to invest approximately $10.0 million for the remainder of 2009. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the first three months ended March 31, 2009, the Company made expenditures for acquisitions totaling $1.5 million, compared to $1.4 million during the same period in 2008.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $7.0 million was paid in cash dividends ($0.07 per share) during the first three months of 2009, compared to $6.3 million or ($0.0625 per share) during the same period in 2008.  The Company repurchased 603,400 shares during the first quarter of 2009 of its $1 par value common stock at a weighted average price of $15.19.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  The Company continues to seek new acquisitions.

Through the period ended March 31, 2009, the Company paid back, $28.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition, while also buying back $10.2 million of stock on the open market during the quarter ended March 31, 2009 under the Company’s share buyback program.  There remain approximately 4.0 million shares of common stock authorized to be repurchased under programs approved by the Board of Directors.

Rollins’ balance sheet as of March 31, 2009, includes short-term unearned revenues of $90.8 million dollars, representing almost 9% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners.  The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.  Through the period ended March 31, 2009, the Company paid back, $28.0 million of the $90.0 million that was borrowed to fund the HomeTeam acquisition.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As March 31, 2009, borrowings of $60.0 million were outstanding under the line of credit and borrowings of $2.0 million were outstanding under the swingline subfacility.  The Company maintains approximately $35.4 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature in 2009.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of March 31, 2009, the additional rate allocated was 0.50%.

As of March 31, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 2.49%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at March 31, 2009 and expects to maintain compliance throughout 2009.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Ronald and  Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas).  To date none of these matters has been scheduled for a class certification hearing.  Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended. For further discussion, see Note 6 to the accompanying financial statements.

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

•      exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” from the scope of SFAS No. 157, “Fair Value Measurements”. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.

•      permit the deferral of the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157.  FSP FAS 157-2 was effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008.  The Company has applied the provisions of FSP FAS 157-2 as required.  The adoption of FSP FAS 157-2 did not have a material effect on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement prospectively, as required.  The adoption of SFAS No. 160 did not have an effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company has applied the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and the adoption of SFAS No. 141(R) did not have an effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has no derivatives and the adoption of SFAS 161 did not have an effect on the consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS No. 142-3 did not have a material effect on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of FSP EITF No. 03-6-1 did not have a material effect on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.   The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for the Company for the year ending December 31, 2009. This FSP is not expected to have a significant impact on the Company’s financial statements.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s expectation to maintain compliance with debt covenants; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2009 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2008.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, except as noted in the following paragraph, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2009 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

The Company acquired the HomeTeam Pest Defense business on April 3, 2008. Since the date of acquisition, the Company has been analyzing, evaluating, and implementing changes in HomeTeam’s procedures and controls to determine their effectiveness and to make them consistent with our internal controls and procedures. We have performed additional procedures to review accounting records and substantiate the financial information of HomeTeam included in this report. HomeTeam’s total revenues following the acquisition accounted for 12.8 percent of the Company’s consolidated revenues for the three months ended March 31, 2009.

PART II OTHER INFORMATION

Item 1.          Legal Proceedings.

See Note 6 to Part I, Item 1 for discussion of certain litigation.

Item 1A.       Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2009 were as follows :

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
January 1 to 31, 2009	682	$17.86	0	4,628,791
February 1 to 28, 2009	217,980	15.82	215,000	4,413,791
March 1 to 31, 2009	390,778	14.87	388,400	4,025,391
Total	609,440	$15.21	603,400	4,025,391

(1)	Includes repurchases in connection with exercise of employee stock options in the following amounts: January 2009: 682; February 2009: 2,980; March 2009: 2,378.
(2)	These shares were repurchased under the October 2008 plan to repurchase up to 5.0 million shares of the Company’s common stock. This plan has no expiration date.

Item 4.          Submission of Matters to a Vote of Security Holders.

None

Item 6.	Exhibits.

	(a)	Exhibits

		(3)	(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

ROLLINS, INC.
(Registrant)

Date: April 30, 2009	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: April 30, 2009	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)