Form 10-Q
period 2009-06-30
ROLLINS INC
filed 2009-07-31
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

Rollins, Inc. had 99,167,939 shares of its $1 par value Common Stock outstanding as of July 15, 2009.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$22,575	$13,716
Trade receivables, short-term, net of allowance for doubtful accounts of $6,195 and $6,371, respectively	68,123	56,884
Accounts receivable - other, net	2,377	2,185
Materials and supplies	11,196	10,893
Deferred income taxes, net	18,745	20,018
Other current assets	8,999	13,142
Total Current Assets	132,015	116,838
Equipment and property, net	77,183	78,625
Goodwill	188,830	187,266
Customer contracts	123,399	129,092
Other intangible assets, net	22,899	25,719
Deferred income taxes	17,032	17,886
Trade receivables, long-term, net of allowance for doubtful accounts of $923 and $1,168, respectively	10,170	11,124
Other assets	7,114	5,967
Total Assets	$578,642	$572,517
LIABILITIES
Accounts payable	19,245	18,782
Accrued insurance	15,807	15,404
Accrued compensation and related liabilities	54,804	56,334
Unearned revenues	95,355	88,288
Accrual for termite contracts	4,018	5,452
Capital leases	314	450
Line of credit	55,000	65,000
Other current liabilities	23,218	23,117
Total current liabilities	267,761	272,827
Capital leases, less current portion	85	171
Accrued insurance, less current portion	26,308	23,483
Accrual for termite contracts, less current portion	7,632	8,848
Accrued pension	20,112	20,353
Long-term accrued liabilities	19,374	18,402
Total Liabilities	341,272	344,084
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	0	0
Common stock, par value $1 per share; 170,000,000 shares authorized, 99,167,939 and 100,040,969 shares issued, respectively	99,168	100,041
Paid in capital	19,370	18,087
Accumulated other comprehensive loss	(33,827)	(34,758)
Retained earnings	152,659	145,063
Total Stockholders’ Equity	237,370	228,433
Total Liabilities and Stockholders’ Equity	$578,642	$572,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Customer services	$284,567	$284,499	$527,539	$494,577

COSTS AND EXPENSES
Cost of services provided	141,633	146,076	267,004	256,029
Depreciation and amortization	9,374	8,685	18,803	15,316
Sales, general and administrative	91,806	92,030	173,794	163,518
Gain on sales of assets	(18)	(14)	(23)	(35)
Interest expense (income), net	259	393	687	(326)
	243,054	247,170	460,265	434,502
INCOME BEFORE INCOME TAXES	41,513	37,329	67,274	60,075
PROVISION FOR INCOME TAXES
Current	15,189	14,995	24,445	24,130
Deferred	842	(404)	1,539	(632)
	16,031	14,591	25,984	23,498
NET INCOME	$25,482	$22,738	$41,290	$36,577
NET INCOME PER SHARE - BASIC	$0.26	$0.23	$0.42	$0.37
NET INCOME PER SHARE - DILUTED	$0.26	$0.23	$0.42	$0.36

Weighted average shares outstanding - basic	97,727	99,369	98,028	99,378
Weighted average shares outstanding - diluted	98,524	100,171	98,771	100,286
DIVIDENDS PAID PER SHARE	$0.0700	$0.0625	$0.1400	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$41,290	$36,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,803	15,316
Provision for deferred income taxes	1,539	(632)
Provision for bad debts	(3,120)	(2,666)
Stock based compensation expense	2,900	2,103
Gain on sales of assets	(23)	(35)
Excess tax benefits from share-based payments	(93)	(65)
Other, net	18	(490)
Changes in assets and liabilities:
Trade accounts receivables	(6,830)	(7,184)
Accounts receivables - other	(130)	(5,767)
Materials and supplies	(184)	459
Other current assets	1,054	(131)
Other non-current assets	(825)	(2,645)
Accounts payable and accrued expenses	1,891	7,573
Unearned revenue	6,900	8,319
Accrued insurance	3,228	1,379
Accrual for termite contracts	(2,650)	(2,400)
Long-term accrued liabilities	327	2,412
Net cash provided by operating activities	64,095	52,123
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(3,043)	(135,795)
Purchases of equipment and property	(6,123)	(7,086)
Cash from sales of franchises	9	225
Proceeds from sales of assets	36	65
Net cash used in investing activities	(9,121)	(142,591)
FINANCING ACTIVITIES
Repayments/(borrowings), under line of credit agreement, net	(10,000)	54,000
Cash paid for common stock purchased	(22,375)	(9,266)
Dividends paid	(13,996)	(12,609)
Book overdrafts in bank accounts	0	2,900
Proceeds received upon exercise of stock options	92	246
Principal payments on capital lease obligations	(265)	(455)
Excess tax benefits from share-based payments	93	65
Net cash provided by/(used) in financing activities	(46,451)	34,881
Effect of exchange rate changes on cash	336	(421)
Net increase in cash and cash equivalents	8,859	(56,008)
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$22,575	$15,272
Supplemental disclosure of cash flow information
Cash paid for interest	$783	$177
Cash paid for income taxes	$17,573	$16,360

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Income	Earnings	Total
Balance at December 31, 2008		$100,041	$18,087	$(34,758)	$145,063	$228,433
Net Income	$41,290				41,290	41,290
Foreign currency translation adjustments	931			931		931
Comprehensive income	$42,221
Dividends paid					(13,996)	(13,996)
Common Stock Purchased and Retired		(1,304)			(19,698)	(21,002)
Stock-based compensation		464	2,437			2,901
Common stock options exercised, net of shares surrendered		(33)	(1,247)			(1,280)
Excess tax benefit from share-based payments			93			93
Balance at June 30, 2009		$99,168	$19,370	$(33,827)	$152,659	$237,370

The accompanying notes are an integral part of these consolidated financial statements

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Franchising Program — Orkin had 64 franchises as of June 30, 2009, including international franchises in Mexico, established in 2000, Panama, established in 2003, and Costa Rica, established in 2006, along with Honduras, the United Arab Emirates, the Dominican Republic and South Korea all of which were established in 2007 and franchises were established in the State of Qatar, the Kingdom of Saudi Arabia, the Kingdom of Bahrain, the State of Kuwait in 2008 and Cyprus was established in 2009. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years.  These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	At June 30,	At December 31,
(in thousands)	2009	2008
Notes receivable from Franchises	$4,012	$3,947

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.  Net gain/(loss) for the sale of customer contracts which are included as revenues in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Sale of customer contracts gain/(loss)	$(8)	$539	$(11)	$680

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At June 30,	At December 31,
(in thousands)	2009	2008
Deferred Franchise Fees	$2,227	$2,219

Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenues from Franchises	$788	$760	$1,495	$1,439

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $1.8 million, $1.7 million and $2.1 million at June 30, 2009, December 31, 2008 and June 30, 2008 respectively.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of June 30, 2009, borrowings of $55.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility.  The fair value of outstanding borrowings at June 30, 2009 were approximately $52.8 million.

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

	Consolidated Net Revenues (in thousands)
	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	284,567	284,499	239,618
Third Quarter	N/A	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$527,539	$1,020,564	$894,920

Subsequent Events-The Company has considered subsequent events through July 31, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157 which was adopted during the first quarter of 2008.  FSP FAS 157-2 was effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008.  The Company has applied the provisions of FSP FAS 157-2 as required in the first quarter of 2009.  The adoption of FSP FAS 157-2 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP 157-4 in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Standards (SFAS) No. 165, “Subsequent Events.”  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142.  The Company adopted the provisions of this FSP on January 1, 2009 and plans to apply the guidance for determining the useful life of a recognized intangible asset acquired hereafter.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted this FSP in the second quarter of 2009.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this FSP in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and the adoption of this accounting guidance did not have a material effect on its consolidated financial statements or EPS.

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS 167 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  SFAS 168 establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles in addition to the rules and interpretive releases of the SEC under authority of federal securities laws. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  As required, the Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans.  Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

There were various other accounting standards and interpretations issued during 2008 or 2009 to July 31, 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3.            ACQUISITIONS

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

HomeTeam Pest Defense recorded revenues of approximately $134.0 million for the fiscal year ended March 31, 2007.  The Company’s consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through June 30, 2009.

A summary of the fair values of HomeTeam’s assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	at April 3, 2008
Assets acquired	156,812
Liabilities assumed	(22,768)
Total purchase price	$134,044

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

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
REVENUES
Customer services	$527,539	$526,045
INCOME BEFORE INCOME TAXES	67,274	60,595
PROVISION FOR INCOME TAXES	25,984	23,697
NET INCOME	$41,290	$36,898
INCOME PER SHARE - BASIC	$0.42	$0.37
INCOME PER SHARE - DILUTED	$0.42	$0.37
Weighted average shares outstanding - basic	98,028	99,378
Weighted average shares outstanding - diluted	98,771	100,286

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

NOTE 4.             DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2009, borrowings of $55.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility. The Company maintains approximately $35.2 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of June 30, 2009, the additional rate allocated was 0.50%.

As of June 30, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 1.16%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at June 30, 2009 and expects to maintain compliance throughout 2009.

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

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2009	2008	2009	2008
Basic and diluted earnings available to stockholders (numerator):	$25,482	$22,738	$41,290	$36,577
Shares (denominator):
Weighted-average shares outstanding - Basic	97,727	99,369	98,028	99,378
Effect of dilutive securities:
Employee Stock Options and Time Lapse Restricted Shares	797	802	743	908
Weighted-average shares outstanding — Diluted	98,524	100,171	98,771	100,286

Per share amounts
Basic income per common share	$0.26	$0.23	$0.42	$0.37
Diluted income per common share	$0.26	$0.23	$0.42	$0.36

During the second quarter ended June 30, 2009, the Company repurchased 700,400 shares of its common stock in the open market at a weighted-average of $16.90 per share with a total of 1,303,800 shares repurchased year to date at a weighted-average of $16.11 per share.  In total, 3.3 million additional shares may be purchased under its share repurchase program.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.

NOTE 6.                 GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $188.8 million as of June 30, 2009 and $187.3 million as of December 31, 2008.  Goodwill increased $1.5 million for the six months ended June 30, 2009 due to acquisitions and finalization of allocation of purchase prices of previous acquisitions.  The carrying amount of goodwill in foreign countries was $8.2 million as of June 30, 2009 and $7.7 million as of December 31, 2008.

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, are as follows:

(in thousands)
Balance as of January 1, 2009	$187,266
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	1,118
Goodwill adjustments due to currency translation	446
Goodwill as of June 30, 2009	$188,830

NOTE 7.                 CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

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

	At June 30,	At December 31,
(in thousands)	2009	2008
Customer Contracts	$205,077	$207,789
Less: Accumulated amortization	(81,678)	(78,697)
Customer contracts, net	$123,399	$129,092

The carrying amount of customer contracts in foreign countries was $3.9 million as of June 30, 2009 and $4.1 million as of December 31, 2008.

Other intangible assets include non-compete agreements, patents and trade names.  Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.  The carrying amount and accumulated amortization for other intangible assets were as follows:

	At June 30,	At December 31,
(in thousands)	2009	2008
Other intangible assets	$31,547	$34,121
Less: Accumulated amortization	(8,648)	(8,402)
Other intangible assets, net	$22,899	$25,719

Total amortization expense was approximately $10.8 million for the six months ended June 30, 2009 and $19.2 million for the year ended December 31, 2008.

NOTE 8.                 CONTINGENCIES

In the normal course of business, Orkin, one of the Company’s subsidiaries, is a defendant in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by Orkin.  Orkin is actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.) in which the plaintiffs are seeking certification of a class.  The cases originate in California and Arkansas.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has not been scheduled for a class certification hearing.  The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Sheppard lawsuit, a termite service related matter, was filed in the United States District Court for the Eastern District of Arkansas.  In June 2009, the Court granted Orkin’s Motion for Summary Judgment and dismissed the Sheppard case. The Company believes these matters to be without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 9.            STOCKHOLDERS’ EQUITY

During the second quarter ended June 30, 2009, the Company repurchased 700,400 shares of its $1 par value common stock at a weighted average price of $16.90 per share with a total of 1,303,800 shares repurchased during the six months ended June 30, 2009 at a weighted average of $16.11 per share.  In addition, during the second quarter ended June 30, 2009, approximately 34,000 shares of common stock were issued upon exercise of stock options by employees; in total for the six months ended June 30, 2009, approximately 71, 000 shares of common stock were issued upon exercise of stock options by employees.   In total, 3.3 million additional shares may be purchased under its share repurchase program.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.

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

During the second quarter ended June 30, 2009, approximately 34,000 shares of common stock were issued upon exercise of stock options by employees with approximately 55,000 shares of common stock issued upon exercise of stock options by employees for the quarter ended June 30, 2008.  In total for the six months ended June 30, 2009, approximately 71, 000 shares of common stock were issued upon exercise of stock options by employees and approximately 193,000 shares of common stock issued upon exercise of stock options by employees for the six months ended June 30, 2008.

The Company’s only remaining options outstanding at June 30, 2009 are the grants issued during the first quarter of 2003 which expire in 2013.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At June 30, 2009 approximately 4.4 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Time lapse restricted stock:
Pre-tax compensation expense	$1,450	$1,120	$2,900	$2,103
Tax benefit	(558)	(447)	(1,116)	(823)
Restricted stock expense, net of tax	$892	$673	$1,784	$1,280

As of June 30, 2009, $21.0 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.3 years.

Options activity outstanding under the Company’s stock option plan as of June 30, 2009 and changes during the six months ended June 30, 2009, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2008	658	$7.08	3.39	$7,236
Exercised	(71)	6.65	n/a	n/a
Forfeited	(3)	4.83	n/a	n/a
Outstanding at June 30, 2009	583	7.14	3.00	5,927
Exercisable at June 30, 2009	583	$7.14	3.00	$5,927

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter ended June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the periods ended June 30, 2009 and June 30, 2008 was $0.8 million and $2.3 million, respectively. Exercise of options through the second quarter ended June 30, 2009 and 2008 resulted in cash receipts of $0.1 million and $0.2 million, respectively.  The Company recognized a tax benefit of approximately $93,000 during the quarter ended June 30, 2009 while recognizing a tax benefit of approximately $60,000 for the quarter ended June 30, 2008 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2009:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2008	1,635	$14.70
Forfeited	(17)	14.22
Vested	(274)	12.76
Granted	481	16.48
Unvested Restricted Stock Units at June 30, 2009	1,824	$15.46

NOTE 10.          ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Foreign
	Pension	Currency
(in thousands)	Liability	Translation	Total
Balance at December 31, 2008	$(36,874)	$2,116	$(34,758)
Change during 2009:
Before-tax amount	0	1,518	1,518
Tax benefit	0	(587)	(587)
	0	931	931
Balance at June 30, 2009	$(36,874)	$3,047	$(33,827)

NOTE  11.       ACCRUAL FOR TERMITE CONTRACTS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	June 30,	December 31,
(in thousands)	2009	2008
Beginning balance	$14,300	$18,000
Current year provision	603	3,364
Settlements, claims and expenditures	(3,253)	(7,064)
Ending balance	$11,650	$14,300

NOTE 12.        PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

Components of Net Pension Benefit Cost

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Interest cost	$2,383	$2,270	$4,766	$4,540
Expected return on plan assets	(2,743)	(3,086)	(5,486)	(6,172)
Amortization of net loss	240	271	480	542
Net periodic benefit cost (Gain)	$(120)	$(545)	$(240)	$(1,090)

During the six months ended June 30, 2009, the Company did not make a contribution to its defined benefit retirement plan (the “Plan”).  The Company and management are considering making a contribution to the Plan of $5.0 million during the fiscal year ending December 31, 2009.

NOTE 13.        PERIODIC INCOME TAX RATE

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 28, 2009, Rollins, Inc. reported its 13th consecutive quarter of improved earnings of $25.5 million for the quarter ended June 30, 2009, as compared to $22.7 million for the prior year quarter, a 12.1% improvement.  Revenues increased slightly to $284.6 million for the quarter while earnings for the quarter ended June 30, 2009 were $0.26 per diluted share, a 13.0% improvement over the $0.23 per diluted share reported the prior year quarter.

Rollins continues to be financially solid generating $64.1 million in cash from operations year to date.  The Company has paid back, as of June 30, 2009, $35.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition.  In addition, the Company repurchased 700,400 shares of common stock at a weighted price of $16.90 per share during the second quarter bringing the total number of shares repurchased year-to date 1,303,800 at a weighted average of $16.11.  In total, approximately 3.3 million shares may be repurchased under the Company’s share purchase program.

The Board of Directors, at its quarterly meeting on January 27, 2009, approved a 12% increase in the Company’s quarterly dividend. In addition, the Company declared its regular quarterly cash dividend of $0.07 per share, which marked the seventh consecutive year the Board has increased its dividend a minimum of 12% or greater.

In 1964, Rollins acquired Orkin.  At that time Rollins had annual revenues of $9.0 million and Orkin had annual revenues of $34.0 million.  For 2008 Rollins, Inc. reported revenues of over $1.0 billion dollars.  With acquisitions being one of Rollins’ growth initiatives, the Company has become more than Orkin during these past 10 years.  Rollins has become a family of leading pest control companies providing commercial and residential pest control services both domestically and internationally.  In 1999, the Company acquired three businesses, Prism, PCO Services and REDD.  Rollins later completed the acquisitions of Western Pest Services in 2004, the Industrial Fumigant Company in 2005 and HomeTeam Pest Defense and Crane Pest Control in 2008.

Results of Operations

	Three Months Ended June 30,		%Better/ (worse) as compared to same quarter in	Six Months Ended June 30,		%Better/ (worse) as compared to same period in
(in thousands)	2009	2008	prior year	2009	2008	prior year
Revenues	$284,567	$284,499	0.0%	$527,539	$494,577	6.7%
Cost of services provided	141,633	146,076	3.0	267,004	256,029	(4.3)
Depreciation and amortization	9,374	8,685	(7.9)	18,803	15,316	(22.8)
Sales, general and administrative	91,806	92,030	0.2	173,794	163,518	(6.3)
Gain on sale of assets	(18)	(14)	28.6	(23)	(35)	(34.3)
Interest (income)/expense	259	393	34.1	687	(326)	N/M
Income before income taxes	41,513	37,329	11.2	67,274	60,075	12.0
Provision for income taxes	16,031	14,591	(9.9)	25,984	23,498	(10.6)
Net Income	$25,482	$22,738	12.1%	$41,290	$36,577	12.9%

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Revenues for the second quarter ended June 30, 2009 increased slightly to $284.6 million compared to $284.5 for the quarter ended June 30, 2008.  The Company was negatively impacted by the change in the foreign currency exchange rate and favorably impacted by the Crane acquisition which was completed on December 31, 2008.  The drop in the value of the Canadian dollar negatively impacted the Company’s revenues by approximately $3.0 million during the quarter ended June 30, 2009 while Crane Pest Control contributed $2.7 million for the same quarter, a net unfavorable impact on total revenues of $0.3 million or 1/10 of 1%.   Foreign operations accounted for approximately 7% and approximately 8% of total revenues during the second quarter of 2009 and 2008, respectively.

Commercial pest control continues to be the largest and fastest growing part of Rollins’ business.  Commercial pest control represents 40% of the Company’s revenues during the second quarter ended June 30, 2008 and grew 2.4% for the quarter compared to the quarter ended June 30, 2008.  The commercial business continues to perform well given the current economic conditions.

Residential pest control service which represents approximately 39% of Rollins’ business declined 1.8% during the quarter ended June 30, 2009 compared to the same period in 2008.  Termite service revenue, which was nearly 21% of Rollins’ business for the second quarter ended June 30, 2009, remained flat compared to the same period in 2008.

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

	Consolidated Net Revenues (in thousands)
	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	284,567	284,499	239,618
Third Quarter	N/A	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$527,539	$1,020,564	$894,920

Cost of Services provided for the second quarter ended June 30, 2009 decreased $4.4 million or 3.0%, compared to the quarter ended June 30, 2008. Gross margin for the quarter increased to 50.2% for the first quarter versus 48.7% in the prior year.  Margin improved due primarily to $3.4 million dollar reduction in fleet cost due to lower cost of fuels and reduced number of vehicles. Proactive expense management led to improvements in service technician productivity reduced cost of risk and travel expenses, while material and supply cost increased slightly.

Depreciation and Amortization expenses for the second quarter ended June 30, 2009 increased to $9.4 million, an increase of 7.9 % or $0.7 million versus the prior year second quarter due to $0.6 increase in depreciation, half of which came from acquisitions.

Sales, General and Administrative expenses for the second quarter ended June 30, 2009 decreased $0.2 million or 0.2%, to 32.2% of revenues, decreasing from 32.3% for the second quarter ended June 30, 2008. Savings in fuel, travel and cost of risk were nearly offset by increase in administrate and sales salaries, as we expanded staffing in our national sales and service call center, higher stock based compensation and personnel related costs, primarily pension costs.

Interest (Income)/Expense for the second quarter ended June 30, 2009 was $0.3 million expense, a decrease of  $0.1 million or 34.1% from $0.4 million income for the second quarter ended June 30, 2008 due to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the second quarter ended June 30, 2009 increased to $16.0 million, a 9.9% increase from $14.6 million reported second quarter 2008, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 38.6% for the second quarter ended June 30, 2009 versus 39.1% for the second quarter ended June 30, 2008 primarily due to differences in state tax rates.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Revenues for the six month period ended June 30, 2009, increased to $527.5 million compared to $494.6 for the period ended June 30, 2008.  The Company was negatively impacted by the change in the Canadian foreign currency exchange rate and favorably impacted by the HomeTeam acquisition of April 2008 and Crane acquisition of December 31, 2008.

Cost of services provided for the six months ended June 30, 2009, increased $11.0 million, or 4.3% compared to the six months ended June 30, 2008. Gross margins year-to-date increased to 49.4 % from 48.2% in the prior year. Margins improved due to lower cost of fuel and improved productivity.

Depreciation and amortization expenses for the six months ended June 30, 2009 increased $3.5 million to $18.8 million, an increase of 22.8%. This was due primarily to amortization of intangibles which increased $2.4 million as a result of recognizing a full six months of amortization on acquisitions this year for HomeTeam acquired April 2008, and Crane acquired December 31, 2008.

Sales, general and administrative expenses for the six months ended June 30, 2009 increased $10.3 million, or 6.3% compared to the six months ended June 30, 2008 representing 32.9% of revenues compared to 33.1% of revenues in the prior year period. The increase in total dollars reflects having a full year of HomeTeam’s expenses in 2009 and only three months as of June 30, 2008.

Interest (Income)/Expense for the period ended June 30, 2009 was $0.7 million expense, a decrease of  $1.0 million from $0.3 million income for the period ended June 30, 2008 due to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the six months ended June 30, 2009 increased to $26.0 million, a 10.6% increase from $23.5 million reported for the same period in 2008, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 38.6% for the six months ended June 30, 2009 versus 39.1% for the six month ended June 30, 2008 primarily due to differences in state tax rates.

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

As of December 31, 2008, the defined benefit plan was under-funded by $20.4 million and the recorded change within accumulated other comprehensive income decreased stockholders’ equity in 2008 by $42.0 million before tax.

Liquidity and Capital Resources

	Six Months Ended
Cash and Cash Flow	June 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$64,095	$52,123
Net cash used in investing activities	(9,121)	(142,591)
Net cash provided by/(used) in financing activities	(46,451)	34,881
Effect of exchange rate changes on cash	336	(421)
Net increase/(decrease) in cash and cash equivalents	8,859	(56,008)
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$22,575	$15,272

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $64.1 million for the six months ended June 30, 2009, compared with cash provided by operating activities of $52.1 million for the same period in 2008.

The Company and management are considering making a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million during fiscal 2009.  In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $6.1 million in capital expenditures during the first six months ended June 30, 2009, compared to $7.1 million during the same period in 2008, and expects to invest approximately $0.7 million for the remainder of 2009. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the first six months ended June 30, 2009, the Company made expenditures for acquisitions totaling $3.0 million, compared to $135.8 million during the same period in 2008.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $14.0 million was paid in cash dividends ($0.14 per share) during the first six months of 2009, compared to $12.6 million or ($0.125 per share) during the same period in 2008.  The Company repurchased 1.3 million shares during the first six months of 2009 of its $1 par value common stock at a weighted average price of $16.11.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  The Company continues to seek new acquisitions.

To date the Company has paid back $35.0 million of the borrowed $90 million used to finance the HomeTeam acquisition. Also during the six month period ended June 30, 2009, the Company repurchased 700,400 shares of common stock at a weighted price of $16.90 per share during the second quarter bringing the total number of shares repurchased year-to date 1,303,800 at a weighted average of $16.11.  In total, approximately 3.3 million shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of June 30, 2009, includes short-term unearned revenues of $95.4 million dollars, representing almost 9% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $22.6 million of total cash at June 30, 2009, includes approximately $6.1 million invested in various money market funds. The banking institutions that sponsor these money market funds have elected to participate in the Temporary Guarantee Program for U.S. Money Market Funds sponsored by the U.S. Treasury which guarantees the amount invested in these money market funds at September 19, 2008 and the Company’s balance invested at that date was approximately $4.2 million. Currently this program ends on September 18, 2009. The remaining $16.5 million of cash at June 30, 2009 is primarily cash held at various banking institutions. Approximately $12.4 million is held in cash accounts at international bank institutions and the remaining $4.1 million is primarily held in non-interest-bearing accounts at various domestic banks. Late in 2008, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity

Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage (above the current $250,000 level) on non-interest bearing accounts, which currently will be in effect until the end of calendar 2009. All of the domestic banks where our balances exceed $250,000 are participating in this program.

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners.  The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.  Through the period ended June 30, 2009, the Company paid back, $35.0 million of the $90.0 million that was borrowed to fund the HomeTeam acquisition.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2009, borrowings of $55.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility.  The Company maintains approximately $35.2 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature in 2009.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus ..50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of June 30, 2009, the additional rate allocated was 0.50%.

As of June 30, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 1.16%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at June 30, 2009 and expects to maintain compliance throughout 2009.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Ronald and  Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas).  In June 2009 in the Sheppard lawsuit, the Court granted Orkin’s Motion for Summary Judgment and dismissed the case.  To date none of these matters has been scheduled for a class certification hearing.  Other lawsuits against Orkin, and in some instances the Company, are also being vigorously defended. For further discussion, see Note 8 to the accompanying financial statements.

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

FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157 which was adopted during the first quarter of 2008.  FSP FAS 157-2 was effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 by utilizing the deferral in the first quarter of 2008.  The Company has applied the provisions of FSP FAS 157-2 as required in the first quarter of 2009.  The adoption of FSP FAS 157-2 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP 157-4 in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Standards (SFAS) No. 165, “Subsequent Events.”  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Staff Interpretations

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142.  The Company adopted the provisions of this FSP on January 1, 2009 and plans to apply the guidance for determining the useful life of a recognized intangible asset acquired hereafter.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted this FSP in the second quarter of 2009.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this FSP in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and the adoption of this accounting guidance did not have a material effect on its consolidated financial statements or EPS.

Recently Issued Accounting Pronouncements Not Yet Adopted

Statements of Financial Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS 167 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  SFAS 168 establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles in addition to the rules and interpretive releases of the SEC under authority of federal securities laws. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  As required, the Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

Staff Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans.  Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

There were various other accounting standards and interpretations issued during 2008 or to July 31, 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2008.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, except as noted in the following paragraph, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2009 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

The Company acquired the HomeTeam Pest Defense business on April 3, 2008. Since the date of acquisition, the Company has been analyzing, evaluating, and implementing changes in HomeTeam’s procedures and controls to determine their effectiveness and to make them consistent with our internal controls and procedures. We have performed additional procedures to review accounting records and substantiate the financial information of HomeTeam included in this report. HomeTeam’s total revenues following the acquisition accounted for 12.2% of the Company’s consolidated revenues for the six months ended June 30, 2009 and 6.8% for the six months ended June 30, 2008.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2009 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
April 1 to 30, 2009	15,464	$18.08	0	4,025,391
May 1 to 31, 2009	542,000	16.96	542,000	3,483,391
June 1 to 30, 2009	158,400	16.69	158,400	3,324,991
Total	715,864	$16.93	700,400	3,324,991

(1)	Includes repurchases in connection with exercise of employee stock options in the following amount: April 2009: 15,464.
(2)	These shares were repurchased under the October 2008 plan to repurchase up to 5.0 million shares of the Company’s common stock. This plan has no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

Because the Company’s directors have staggered three-year terms, Messrs. Wilton Looney, Bill J. Dismuke, Thomas J. Lawley, R. Randall Rollins and James B. Williams continue to serve as directors of the Company but were not up for reelection at the Company’s Annual Meeting of Stockholders on April 28, 2009.

The Company’s Annual Meeting of Stockholders was held on April 28, 2009.  At the meeting, stockholders voted on the following proposals:

1.               To elect three Class II Directors for the three-year term expiring in 2012. Each nominee for Class II Director was elected by a vote of the stockholders as follows:

Election of Class II Directors	For	Withheld
Gary W. Rollins	87,420,469	8,055,523
Henry B. Tippie	83,052,548	12,423,443
Larry L. Prince	94,634,578	841,413

2.               To elect one Class I Director for the two-year term expiring in 2011. The nominee for Class I Director was elected by a vote of the stockholders as follows:

Election of Class I Directors	For	Withheld
Glen W. Rollins	94,241,131	1,234,861

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

ROLLINS, INC.
(Registrant)

Date: July 31, 2009	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President and Chief Operating Officer
(Principal Executive Officer)

Date: July 31, 2009	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)