Form 10-Q
period 2009-09-30
ROLLINS INC
filed 2009-10-30
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Rollins, Inc. had 99,039,636 shares of its $1 par value Common Stock outstanding as of October 15, 2009.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(in thousands except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$26,221	$13,716
Trade receivables, short-term, net of allowance for doubtful accounts of $7,186 and $6,371, respectively	70,750	56,884
Accounts receivable - other, net	2,338	2,185
Materials and supplies	10,341	10,893
Deferred income taxes, net	17,628	20,018
Other current assets	14,143	13,142
Total Current Assets	141,421	116,838
Trade receivables, long-term, net of allowance for doubtful accounts of $994 and $1,168, respectively	9,599	11,124
Equipment and property, net	77,223	78,625
Goodwill	189,355	187,266
Customer contracts	120,510	129,092
Other intangible assets, net	22,742	25,719
Deferred income taxes	16,669	17,886
Other assets	8,008	5,967
Total Assets	$585,527	$572,517
LIABILITIES
Accounts payable	16,616	18,782
Accrued insurance	15,605	15,404
Accrued compensation and related liabilities	58,208	56,334
Unearned revenues	95,361	88,288
Accrual for termite contracts	4,000	5,452
Capital leases	263	450
Line of credit	45,000	65,000
Other current liabilities	25,610	23,117
Total current liabilities	260,663	272,827
Capital leases, less current portion	60	171
Accrued insurance, less current portion	27,687	23,483
Accrual for termite contracts, less current portion	7,600	8,848
Accrued pension	14,992	20,353
Long-term accrued liabilities	21,297	18,402
Total Liabilities	332,299	344,084
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 99,039,636 and 100,040,969 shares issued, respectively	99,040	100,041
Paid in capital	20,849	18,087
Accumulated other comprehensive loss	(32,660)	(34,758)
Retained earnings	165,999	145,063
Total Stockholders’ Equity	253,228	228,433
Total Liabilities and Stockholders’ Equity	$585,527	$572,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Customer services	$286,852	$277,911	$814,391	$772,488

COSTS AND EXPENSES
Cost of services provided	147,436	145,415	414,440	401,444
Depreciation and amortization	9,321	9,031	28,124	24,347
Sales, general and administrative	93,233	91,440	267,027	254,958
(Gain)/Loss on sales of assets	30	(154)	7	(189)
Interest expense (income), net	159	174	846	(152)
	250,179	245,906	710,444	680,408
INCOME BEFORE INCOME TAXES	36,673	32,005	103,947	92,080
PROVISION FOR INCOME TAXES
Current	13,196	12,531	37,642	36,661
Deferred	744	(330)	2,282	(962)
	13,940	12,201	39,924	35,699
NET INCOME	$22,733	$19,804	$64,023	$56,381

EARNINGS PER SHARE TO COMMON STOCKHOLDER:
Basic
Distributed	$0.07	$0.06	$0.21	$0.19
Undistributed	0.16	0.14	0.43	0.37
	$0.23	$0.20	$0.64	$0.56

Diluted
Distributed	$0.07	$0.06	$0.21	$0.19
Undistributed	0.16	0.14	0.43	0.37
	$0.23	$0.20	$0.64	$0.56

DIVIDENDS PAID PER SHARE	$0.07	$0.0625	$0.21	$0.1875

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$64,023	$56,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,124	24,347
Provision for deferred income taxes	2,282	(962)
Provision for bad debts	6,525	6,096
Stock based compensation expense	4,350	3,248
(Gain)/loss on sales of assets	7	(189)
Excess tax benefits from share-based payments	(140)	(65)
Other, net	73	(495)
Changes in assets and liabilities:
Trade accounts receivables	(17,856)	(15,791)
Accounts receivables - other	(90)	97
Materials and supplies	820	(437)
Other current assets	(4,061)	973
Other non-current assets	(1,245)	(1,574)
Accounts payable and accrued expenses	4,016	(396)
Unearned revenue	6,670	8,862
Accrued insurance	4,406	57
Accrual for termite contracts	(2,700)	(3,740)
Pension Funding	(5,000)	—
Long-term accrued liabilities	1,989	1,200
Net cash provided by operating activities	92,193	77,612
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(5,424)	(136,453)
Purchases of equipment and property	(9,817)	(10,142)
Cash from sales of franchises	9	225
Proceeds from sales of assets	39	142
Net cash used in investing activities	(15,193)	(146,228)
FINANCING ACTIVITIES
Repayments/(borrowings), under line of credit agreement, net	(20,000)	41,500
Cash paid for common stock purchased	(24,981)	(10,131)
Dividends paid	(20,928)	(18,911)
Book overdrafts in bank accounts	600	2,300
Proceeds received upon exercise of stock options	92	326
Principal payments on capital lease obligations	(377)	(664)
Excess tax benefits from share-based payments	140	65
Net cash provided by/(used) in financing activities	(65,454)	14,485
Effect of exchange rate changes on cash	959	(815)
Net increase/(decrease) in cash and cash equivalents	12,505	(54,946)
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$26,221	$16,334
Supplemental disclosure of cash flow information
Cash paid for interest	$952	$589
Cash paid for income taxes	$32,582	$30,678

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2008		$100,041	$18,087	$(34,758)	$145,063	$228,433
Net Income	$64,023				64,023	64,023
Foreign currency translation adjustments	2,098			2,098		2,098
Comprehensive income	$66,121
Dividends paid					(20,928)	(20,928)
Common Stock Purchased and Retired		(1,450)			(22,159)	(23,609)
Stock-based compensation		463	3,887			4,350
Common stock options exercised, net of shares surrendered		(14)	(1,265)			(1,279)
Excess tax benefit from share-based payments			140			140
Balance at September 30, 2009		$99,040	$20,849	$(32,660)	$165,999	$253,228

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1.                 BASIS OF PREPARATION AND OTHER

Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC 810 and Rule 3A-02(a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under FASB ASC No. 810, “Consolidation.”

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Cash and Cash Equivalents—The Company considers all investments with an original or purchased maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

Goodwill and Other Intangible Assets - In accordance with FASB ASC No. 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired.  Such conditions may include an economic downturn or a change in the assessment of future operations.  The Company performs impairment tests of goodwill at the Company level.  Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value.  The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value.  The Company completed its most recent annual impairment analyses as of September 30, 2009.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets - In accordance with FASB ASC 360, “Property, Plant and Equipment”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company completed its most recent annual impairment analyses as of September 30, 2009.  Based upon the results of these analyses, the Company has concluded that no impairment of its long-lived assets was indicated.

Franchising Program – Orkin had 64 franchises as of September 30, 2009, including international franchises in Mexico, established in 2000, Panama, established in 2003, Costa Rica, established in 2006, Honduras, the United Arab Emirates, the Dominican Republic and South Korea established in 2007, the State of Qatar, the Kingdom of Saudi Arabia, the Kingdom of Bahrain and the State of Kuwait established in 2008, and Cyprus established in October 2009. Transactions with franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years.  These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	At September 30,	At December 31,
(in thousands)	2009	2008
Notes receivable from Franchises	$3,733	$3,947

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.  The Company recognized a net loss for the sale of customer contracts for the quarters ended September 30, 2009 and September 30, 2008 due to customer adjustments.  These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Sale of customer contracts (gain)/loss	$41	$36	$52	$(644)

Initial domestic franchise fees are deferred for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At September 30,	At December 31,
(in thousands)	2009	2008
Deferred Franchise Fees	$2,298	$2,219

Royalties from franchises are accrued and recognized in accordance with FASB ASC 952-605 “Franchisor Revenue Recognition,” as revenues as earned on a monthly basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenues from Franchises	$741	$647	$2,236	$2,086

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $1.4 million, $1.7 million and $1.7 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of September 30, 2009, borrowings of $45.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility.  The fair value of outstanding borrowings at September 30, 2009 were approximately $43.2 million.

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

Consolidated Net Revenues
(in thousands)

	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	284,567	284,499	239,618
Third Quarter	286,852	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$ N/A	$1,020,564	$894,920

Subsequent Events-The Company has considered subsequent events through October 30, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

NOTE 2.                 RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued certain amendments as codified in Accounting Standards Codification (ASC) Topic 820-10, “Fair Value Disclosures.”  ASC 820-10 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new standard, as codified in FASB ASC Topic 855 “Subsequent Events.”  FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission

(SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company adopted this standard in the third quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009 the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest” which clarifies ASC 805 “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations.  The amendments require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the asset or liabilities would generally be recognized in accordance with ASC 450 “Contingencies,” if the criteria for disclosures under that topic are met.  The disclosures are required for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these amendments in the first quarter of 2009 the adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued certain amendments as codified in ASC 860, “Transfers and Servicing.”  These amendments require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 810-10, “Consolidation — Variable Interest Entities.”  These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value” which amends ASC Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The amendments in this ASU are effective in the fourth quarter of 2009. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 amends ASC 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which amends ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20, “Compensation — Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of these amendments.

There were various other accounting standards and interpretations issued during 2008 or 2009 to October 30, 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

HomeTeam Pest Defense recorded revenues of approximately $134.0 million for the fiscal year ended March 31, 2007.  The Company’s consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through September 30, 2009.

A summary of the fair values of HomeTeam’s assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	at April 1, 2008
Assets acquired	156,812
Liabilities assumed	(22,768)
Total purchase price	$134,044

The 2008 pro forma financial information presented below gives effect to the HomeTeam Pest Defense acquisition as if it had occurred as of the beginning of our fiscal year 2008. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such year or results which may be achieved in the future.

	Nine Months Ended
	September 30,
	2009	2008
(dollars in thousands)	Actual	Proforma
REVENUES
Customer services	$814,391	$803,956
INCOME BEFORE INCOME TAXES	103,947	92,600
PROVISION FOR INCOME TAXES	39,924	35,898
NET INCOME	$64,023	$56,702
INCOME PER SHARE - BASIC	$0.64	$0.56
INCOME PER SHARE - DILUTED	$0.64	$0.56
Weighted average shares outstanding - basic	99,615	100,905
Weighted average shares outstanding - diluted	99,924	101,348

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

NOTE 4.                 DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2009, borrowings of $45.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility. The Company maintains approximately $34.9 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                                          the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%; or

•                                          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of September 30, 2009, the additional rate allocated was 0.50%.

As of September 30, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 0.80%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at September 30, 2009 and expects to maintain compliance throughout 2009.

NOTE 5.      EARNINGS PER SHARE

In accordance with FASB ASC No. 260, “Earnings Per Share”, the Company presents basic EPS and diluted EPS under the two-class method presented below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$22,733	$19,804	$64,023	$56,381
Less distributed earnings (dividends declared during the period)	(6,933)	(6,300)	(20,928)	(18,906)
Undistributed earnings for the period	$15,800	$13,504	$43,095	$37,475

Allocation of undistributed earnings:
Basic allocation to unrestricted common stockholders	$15,509	$13,283	$42,302	$36,890
Basic allocation to participating securities	$291	$221	$793	$585
Diluted allocation to unrestricted common stockholders	$15,510	$13,284	$42,305	$36,892
Diluted allocation to participating securities	$290	$220	$790	$583

Basic Shares Outstanding
Unrestricted outstanding common shares	97,301	99,233	97,783	99,329
Add Participating securities:
Restricted stock units outstanding	1,824	1,649	1,833	1,576
Total participating securities	1,824	1,649	1,833	1,576
Total Basic Shares Outstanding	99,125	100,882	99,616	100,905

Fully Diluted Shares
Unrestricted outstanding common shares	97,301	99,233	97,783	99,329
Incremental shares from assumed exercise of stock options	303	391	308	443
Fully diluted common stock	97,604	99,624	98,091	99,772
Participating securities	1,824	1,649	1,833	1,576
Total Fully diluted shares	99,428	101,273	99,924	101,348

Basic earnings per share
Unrestricted common stockholders:
Distributed earnings	$0.07	$0.06	$0.21	$0.19
Undistributed earnings	0.16	0.14	0.43	0.37
	$0.23	$0.20	$0.64	$0.56
Participating securities:
Distributed earnings	$0.07	$0.06	$0.20	$0.18
Undistributed earnings	0.16	0.13	0.43	0.37
	$0.23	$0.19	$0.63	$0.55

Fully diluted earnings per share
Unrestricted common stockholders:
Distributed earnings	$0.07	$0.06	$0.21	$0.19
Undistributed earnings	$0.16	$0.14	$0.43	$0.37
	$0.23	$0.20	$0.64	$0.56
Participating securities:
Distributed earnings	$0.07	$0.06	$0.20	$0.18
Undistributed earnings	0.16	0.13	0.43	0.37
	$0.23	$0.19	$0.63	$0.55

During the third quarter ended September 30, 2009, the Company repurchased 146,300 shares of its common stock in the open market at a weighted-average price of $17.81 per share with a total of 1,450,100 shares repurchased year-to-date at a weighted-average price of $16.28 per share.  In total, 3.2 million additional shares may be purchased under its share repurchase program.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.

NOTE 6.      GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $189.4 million as of September 30, 2009 and $187.3 million as of December 31, 2008.  Goodwill increased $2.1 million for the nine months ended September 30, 2009 due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $10.7 million as of September 30, 2009 and $7.7 million as of December 31, 2008.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, are as follows:

(in thousands)
Balance as of January 1, 2009	$187,266
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	1,119
Goodwill adjustments due to currency translation	970
Goodwill as of September 30, 2009	$189,355

NOTE 7.      CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with FASB ASC 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	At September 30,	At December 31,
(in thousands)	2009	2008
Customer Contracts	$207,452	$207,789
Less: Accumulated amortization	(86,942)	(78,697)
Customer contracts, net	$120,510	$129,092

The carrying amount of customer contracts in foreign countries was $3.6 million as of September 30, 2009 and $4.1 million as of December 31, 2008.

Other intangible assets include non-compete agreements, patents and trade names.  Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.  The carrying amount and accumulated amortization for other intangible assets were as follows:

	At September 30,	At December 31,
(in thousands)	2009	2008
Other intangible assets	$32,086	$34,121
Less: Accumulated amortization	(9,344)	(8,402)
Other intangible assets, net	$22,742	$25,719

Total amortization expense was approximately $16.2 million for the nine months ended September 30, 2009 and $19.2 million for the year ended December 31, 2008.

NOTE 8.              CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries, are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  The cases originate in California, Arkansas, and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has been scheduled for a class certification hearing on March 24, 2010.  The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Sheppard lawsuit, a termite service related matter, was filed in the United States District Court for the Eastern District of Arkansas.  In June 2009, the Court granted Orkin’s Motion for Summary Judgment and dismissed the Sheppard case in its entirety. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in late August 2009 in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 9.              STOCKHOLDERS’ EQUITY

During the third quarter ended September 30, 2009, the Company repurchased 146,300 shares of its $1 par value common stock at a weighted average price of $17.81 per share with a total of 1,450,100 shares repurchased during the nine months ended September 30, 2009 at a weighted average of $16.28 per share.  In addition, during the third quarter ended September 30, 2009, approximately 29,000 shares of common stock were issued upon exercise of stock options by employees; in total for the nine months ended September 30, 2009, approximately 100,000 shares of common stock were issued upon exercise of stock options by employees.  In total, 3.2 million additional shares may be purchased under its share repurchase program.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.

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

During the third quarter ended September 30, 2009 and 2008, approximately 29,000 and 70,000 shares, respectively, of common stock were issued upon exercise of stock options by employees.  In total for the nine months ended September 30, 2009 and 2008, approximately 100,000 and 264,000 shares of common stock were issued upon exercise of stock options by employees.

The Company’s only remaining options outstanding at September 30, 2009 are the grants issued during the first quarter of 2003 which expire in 2013.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At September 30, 2009 approximately 4.4 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Time lapse restricted stock:
Pre-tax compensation expense	$1,450	$1,145	$4,350	$3,248
Tax benefit	(558)	(431)	(1,675)	(1,254)
Restricted stock expense, net of tax	$892	$714	$2,675	$1,994

As of September 30, 2009, $20.8 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.1 years.

Options activity outstanding under the Company’s stock option plan as of September 30, 2009 and changes during the nine months ended September 30, 2009, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2008	658	$7.08	3.39	$7,236
Exercised	(101)	6.79	n/a	n/a
Forfeited	(3)	4.83	n/a	n/a
Outstanding at September 30, 2009	554	7.14	2.74	6,483
Exercisable at September 30, 2009	554	$7.14	2.74	$6,483

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter ended September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine month periods ended September 30, 2009 and September 30, 2008 was $1.1 million and $3.0 million, respectively. Exercise of options through the third quarter ended September 30, 2009 and 2008 resulted in cash receipts of $0.1 million and $0.3 million, respectively.  The Company recognized a tax benefit of approximately $47,000 during the quarter ended September 30, 2009, which has been recorded as an increase to paid-in capital, and did not recognize a tax benefit for the quarter ended September 30, 2008 related to the exercise of employee stock options.  The Company recognized a tax benefit of approximately $140,000 for the nine months ended September 30, 2009 and approximately $65,000 for the nine months ended September 30, 2008.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2009:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2008	1,635	$14.70
Forfeited	(17)	14.22
Vested	(274)	12.76
Granted	481	16.48
Unvested Restricted Stock Units at September 30, 2009	1,825	$15.46

NOTE 10.            ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Foreign
	Pension	Currency
(in thousands)	Liability	Translation	Total
Balance at December 31, 2008	$(36,874)	$2,116	$(34,758)
Change during 2009:
Before-tax amount	—	3,422	3,422
Tax benefit	—	(1,324)	(1,324)
	—	2,098	2,098
Balance at September 30, 2009	$(36,874)	$4,214	$(32,660)

NOTE 11.            ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC No. 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	September 30,	December 31,
(in thousands)	2009	2008
Beginning balance	$14,300	$18,000
Current year provision	1,947	3,364
Settlements, claims and expenditures	(4,647)	(7,064)
Ending balance	$11,600	$14,300

NOTE 12.            PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC No. 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Cost/(Gain)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Interest cost	$2,383	$2,270	$7,149	$6,810
Expected return on plan assets	(2,743)	(3,086)	(8,229)	(9,258)
Amortization of net loss	240	271	720	813
Net periodic benefit cost (Gain)	$(120)	$(545)	$(360)	$(1,635)

During the nine months ended September 30, 2009, the Company made a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million.

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

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 28, 2009, Rollins, Inc. reported its 14th consecutive quarter of improved earnings of $22.7 million for the quarter ended September 30, 2009, as compared to $19.8 million for the prior year quarter, a 14.8% improvement.  Revenues increased 3.2% to $286.9 million for the quarter while earnings for the quarter ended September 30, 2009 were $0.23 per diluted share, a 15.0% improvement over the $0.20 per diluted share reported the prior year quarter.

Rollins continues to be financially solid generating $92.2 million in cash from operations year to date.  The Company has paid back, as of September 30, 2009, $45.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition.  In addition, the Company repurchased 146,300 shares of common stock at a weighted average price of $17.81 per share during the third quarter bringing the total number of shares repurchased year-to-date to 1,450,100 at a weighted average price of $16.28.  In total, approximately 3.2 million additional shares may be repurchased under the Company’s share purchase program.

The Board of Directors, at its quarterly meeting on January 27, 2009, approved a 12% increase in the Company’s quarterly dividend.  This marked the seventh consecutive year the Board has increased its dividend a minimum of 12% or greater.  On October 28, 2009, the Company declared its regular quarterly cash dividend of $0.07 per share.

In July, 2009, the Company’s Board of Directors announced the promotion of Glen Rollins to executive vice president of Rollins and CEO of Orkin, Inc. and Harry J. Cynkus to vice president of Rollins.  Gary W. Rollins will continue as Chairman of Orkin, as well as president of Rollins Inc.

Rollins subsidiary, Orkin, was recognized by The Web Marketing Association as the winner of the 2009 Web Award for Best Diversified Business Website.  The competition honors the best websites from companies in 96 industries around the world based on design, ease of use, use of technology, etc.

Results of Operations

	Three Months Ended September 30,		%Better/ (worse) as compared to same quarter in	Nine Months Ended September 30,		%Better/ (worse) as compared to same period in
(in thousands)	2009	2008	prior year	2009	2008	prior year
Revenues	$286,852	$277,911	3.2%	$814,391	$772,488	5.4%
Cost of services provided	147,436	145,415	(1.4)	414,440	401,444	(3.2)
Depreciation and amortization	9,321	9,031	(3.2)	28,124	24,347	(15.5)
Sales, general and administrative	93,233	91,440	(2.0)	267,027	254,958	(4.7)
Gain on sale of assets	30	(154)	(119.5)	7	(189)	(103.7)
Interest (income)/expense	159	174	8.6	846	(152)	N/M
Income before income taxes	36,673	32,005	14.6	103,947	92,080	12.9
Provision for income taxes	13,940	12,201	(14.3)	39,924	35,699	(11.8)
Net Income	$22,733	$19,804	14.8%	$64,023	$56,381	13.6%

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the third quarter ended September 30, 2009 increased $9.0 million to $286.9 million or 3.2% compared to $277.9 million for the quarter ended September 30, 2008.  The Company was negatively impacted by the change in the Canadian foreign currency exchange rate and favorably impacted by the Crane acquisition which was completed on December 31, 2008.  Crane Pest Control contributed $2.8 million in revenue for the quarter ended September 30, 2009.  Foreign operations accounted for approximately 8% of total revenues during the third quarter of 2009 and 2008.

Commercial pest control continues to be the largest and fastest growing part of Rollins’ business.  Commercial pest control represents over 40% of the Company’s revenues during the third quarter ended September 30, 2009 and grew 6.1% for the quarter compared to the quarter ended September 30, 2008.  The Company has expanded its sales staff, and enjoyed a very strong quarter in commercial sales and national account sales.  The cancellation rate improved for the quarter, as well.  Commercial fumigations, a relatively small part of the Company’s commercial business, were up 12.4% for the quarter ended September 30, 2009.  Additionally, national account sales were aided by some one time events as well as further penetration of existing accounts and new customers.

Residential pest control service which represents approximately 40% of Rollins’ revenues, increased slightly by 0.3% during the quarter ended September 30, 2009 compared to the same period in 2008.  Residential leads were up for the quarter while cancellations remained flat.

Termite service revenue, which is nearly 18% of Rollins’ business for the third quarter ended September 30, 2009, increased 3.4% compared to the same period in 2008.  Additional sales people and improved productivity contributed to a 7.7% sales increase.

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

Consolidated Net Revenues

(in thousands)

	2009	2008	2007
First Quarter	$242,972	$210,078	$201,232
Second Quarter	284,567	284,499	239,618
Third Quarter	286,852	277,911	238,116
Fourth Quarter	N/A	248,076	215,954
Year ended December 31,	$ N/A	$1,020,564	$894,920

Cost of Services provided for the third quarter ended September 30, 2009 increased $2.0 million or 1.4%, compared to the quarter ended September 30, 2008. Gross margin for the quarter increased to 48.6% versus 47.7% in the prior year.  Margin improved due primarily to $2.9 million dollar reduction in fleet cost due to lower cost of fuels and reduced number of vehicles as well improvements in service technician productivity. These improvements were partially offset by increases in cost of risk and material and supply costs.

Depreciation and Amortization expenses for the third quarter ended September 30, 2009 increased to $9.3 million, an increase of 3.2 % or $0.3 million versus the prior year third quarter.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2009 increased $1.8 million or 2.0%, to 32.5% of revenues, decreasing from 32.9% for the third quarter ended September 30, 2008. Savings in fuel and travel, were offset by increase in administrate and sales salaries, as we expanded sales staffing, higher stock based compensation expenses, and higher personnel related costs, primarily pension and medical claim costs.

Interest (Income)/Expense for the third quarter ended September 30, 2009 remained flat at $0.2 million expense, compared to the third quarter ended September 30, 2008.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam.

Income Taxes for the third quarter ended September 30, 2009 increased to $13.9 million, a 14.3% increase from $12.2 million reported third quarter 2008, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 38.0% for the third quarter ended September 30, 2009 versus 38.1% for the third quarter ended September 30, 2008, primarily due to differences in state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the nine month period ended September 30, 2009, increased to $814.4 million compared to $772.5 million for the period ended September 30, 2008.  The Company was negatively impacted by the change in the Canadian foreign currency exchange rate and favorably impacted by the HomeTeam acquisition of April 2008 and Crane acquisition of December 31, 2008.

Commercial pest control continues to be the largest and fastest growing part of Rollins’ business.  Commercial pest control represents over 40% of the Company’s revenues for the nine month period ended September 30, 2009 and grew 4.1% year-to-date compared to the nine month period ended September 30, 2008.  The Company’s expanded sales staff helped strong growth in commercial sales and national account sales as well as the addition of HomeTeam Pest Defense in April 2008.

Residential pest control service which represents approximately 40% of Rollins’ revenues, increased 6.4% year-to-date September 30, 2009 compared to the same period in 2008.

Termite service revenue, which is nearly 18% of Rollins’ business for the nine month period ended September 30, 2009, increased 7.2% compared to the same period in 2008.

Cost of services provided for the nine months ended September 30, 2009, increased $13.0 million, or 3.2% compared to the nine months ended September 30, 2008. Gross margins year-to-date increased to 49.1 % from 48.0% in the prior year. Margins improved due to lower cost of fuel and improved productivity.

Depreciation and amortization for the nine months ended September 30, 2009, increased $3.8 million to $28.1 million, an increase of 15.5%. This was due primarily to amortization of intangibles which increased $2.2 million as a result of recognizing a full year of amortization on acquisitions this year for HomeTeam acquired April 1, 2008, and Crane acquired December 31, 2008.

Sales, General and Administrative Expenses for the nine months ended September 30, 2009, increased $12.1 million, or 4.7% compared to the nine months ended September 30, 2008 representing 32.8% of revenues compared to 33.0% of revenues in the prior year period. The increase in total dollars reflects in part having a full year of HomeTeam’s expenses in 2009 compared to six months as of September 30, 2008.

Interest (Income)/Expense for the period ended September 30, 2009 was $0.8 million expense, a increase of  $1.0 million from $(0.2) million income for the period ended September 30, 2008 due primarily to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the nine months ended September 30, 2009 increased to $39.9 million, a 11.8% increase from $35.7 million reported for the same period in 2008, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 38.4% for the nine months ended September 30, 2009 versus 38.8% for the nine month ended September 30, 2008 primarily due to differences in state tax rates.

Critical Accounting Policies

The Company views its critical accounting policies to be those policies that are very important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. The Company believes its our critical accounting policies to be as follows:

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC No. 450 “Contingencies,” the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations.

Defined benefit pension plan — In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with FASB ASC No. 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

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

Liquidity and Capital Resources

Cash and Cash Flow

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$92,193	$77,612
Net cash used in investing activities	(15,193)	(146,228)
Net cash provided by/(used) in financing activities	(65,454)	14,485
Effect of exchange rate changes on cash	959	(815)
Net increase/(decrease) in cash and cash equivalents	12,505	(54,946)
Cash and cash equivalents at beginning of period	13,716	71,280
Cash and cash equivalents at end of period	$26,221	$16,334

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $92.2 million for the nine months ended September 30, 2009, compared with cash provided by operating activities of $77.6 million for the same period in 2008.

The Company made a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million during fiscal 2009.  In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $9.8 million in capital expenditures during the first nine months ended September 30, 2009, compared to $10.1 million during the same period in 2008, and expects to invest approximately $4.0 million for the remainder of 2009. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the first nine months ended September 30, 2009, the Company made expenditures for acquisitions totaling $5.4 million, compared to $136.5 million during the same period in 2008.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $20.9 million was paid in cash dividends ($0.21 per share) during the first nine months of 2009, compared to $18.9 million or ($0.1875 per share) during the same period in 2008.  The Company repurchased 1.5 million shares during the first nine months of 2009 of its $1 par value common stock at a weighted average price of $16.28.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  The Company continues to seek new acquisitions.

To date the Company has paid back $45.0 million of the borrowed $90 million used to finance the HomeTeam acquisition. Also during the quarter ended September 30, 2009, the Company repurchased 146,300 shares of common stock at a weighted price of $17.81 per share bringing the total number of shares repurchased year-to-date to 1,450,100 at a weighted average of $16.28.  In total, approximately 3.2 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of September 30, 2009, includes short-term unearned revenues of $95.4 million dollars, representing almost 9% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $26.2 million of total cash at September 30, 2009, includes approximately $5.3 million invested in various money market funds. The remaining $20.9 million of cash at September 30, 2009 is primarily cash held at various banking institutions. Approximately $17.1 million is held in cash accounts at international bank institutions and the remaining $3.8 million is primarily held in non-interest-bearing accounts at various domestic banks. Late in 2008 and later updated in August 2009, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage (above the current $250,000 level) on non-interest bearing accounts, which currently will be in effect until June 30, 2010. All of the domestic banks where our balances exceed $250,000 are participating in this program.

On March 28, 2008, the Company entered into a definitive Asset Purchase Agreement dated as of March 28, 2008 to acquire, through the purchase of assets, the business of HomeTeam Pest Defense, which provides termite and pest control services to homebuilders, businesses and homeowners.  The aggregate amount paid was a combination of $47.7 million in cash on hand, as well as $90.0 million in borrowings from the below mentioned credit facility, totaling $137.7 million. The Company closed the purchase of the HomeTeam Pest Defense acquisition on April 3, 2008.  Through the period ended September 30, 2009, the Company paid back, $45.0 million of the $90.0 million that was borrowed to fund the HomeTeam acquisition.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2009, borrowings of $45.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility.  The Company maintains approximately $34.9 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature in 2009.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                                          the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%; or

•                                          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of September 30, 2009, the additional rate allocated was 0.50%.

As of September 30, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 0.80%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at September 30, 2009 and expects to maintain compliance throughout 2009.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California);  Ronald and  Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California); and Roy Sheppard et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Eastern District of Arkansas).  In June 2009 in the Sheppard lawsuit, the Court granted Orkin’s Motion for Summary Judgment and dismissed the case in its entirety.  The Maciel v. Orkin case has been scheduled for a class certification hearing on March 24, 2010.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania).The remaining matters have not been scheduled for a class certification hearing.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended. For further discussion, see Note 8 to the accompanying financial statements.

Recently Adopted Accounting Pronouncements

Statements of Financial Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued certain amendments as codified in Accounting Standards Codification (ASC) Topic 820-10, “Fair Value Disclosures.”  ASC 820-10 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new standard, as codified in FASB ASC Topic 855 “Subsequent Events.”  FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company adopted this standard in the third quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009 the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest” which clarifies ASC 805 “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations.  The amendments require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the asset or liabilities would generally be recognized in accordance with ASC 450 “Contingencies,” if the criteria for disclosures under that topic are met.  The disclosures are required for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these amendments in the first quarter of 2009 the adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued certain amendments as codified in ASC 860, “Transfers and Servicing.”  These amendments require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 810-10, “Consolidation — Variable Interest Entities.”  These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value” which amends ASC Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The amendments in this ASU are effective in the fourth quarter of 2009. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 amends ASC 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which amends ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20, “Compensation — Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of these amendments.

There were various other accounting standards and interpretations issued during 2008 or 2009 to October 30, 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2008.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, except as noted in the following paragraph, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2009 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

The Company acquired the HomeTeam Pest Defense business on April 3, 2008. Since the date of acquisition, the Company has been analyzing, evaluating, and implementing changes in HomeTeam’s procedures and controls to determine their effectiveness and to make them consistent with our internal controls and procedures. We have performed additional procedures to review accounting records and substantiate the financial information of HomeTeam included in this report. HomeTeam’s total revenues following the acquisition accounted for 12.1% of the Company’s consolidated revenues for the nine months ended September 30, 2009 and 8.7% for the nine months ended September 30, 2008.

PART II OTHER INFORMATION

Item 1.          Legal Proceedings.

See Note 8 to Part I, Item 1 for discussion of certain litigation.

Item 1A.       Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2009 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
July 1 to 31, 2009	6,423	$18.50	0	3,324,991
August 1 to 31, 2009	109,800	17.84	109,800	3,215,191
September 1 to 30, 2009	41,185	17.88	36,500	3,178,691
Total	157,408	$17.87	146,300	3,178,691

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  July 2009:  6,423; September 2009: 4,685.

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

ROLLINS, INC.
(Registrant)

Date: October 30, 2009	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President and Chief Operating Officer
(Principal Executive Officer)

Date: October 30, 2009	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)