Form 10-K
period 2009-12-31
ROLLINS INC
filed 2010-02-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2009 was $742,318,697 based on the reported last sale price of common stock on June 30, 2009, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 99,387,428 shares of Common Stock outstanding as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2009

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The PCO Services brand name provides similar brand recognition throughout Canada.

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

Crane Pest Control ("Crane"), a wholly-owned subsidiary of the Company established in 1930, was acquired by Rollins, Inc in December 2008. Crane's primary service is commercial pest control serving northern California and the Reno/Tahoe basin.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 40 and 41. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

In October 2008, as a result of having only 0.5 million shares remaining under the Company's stock buyback program, the Company's Board of Directors authorized the purchase of up to 5 million additional shares of the Company's common stock. In 2009, total share repurchases were 1.7 million shares. In total, there are 3.0 million additional shares authorized to be repurchased under prior Board approval. The program does not have an expiration date.

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

	At December 31,
(in thousands)	2009	2008	2007

Backlog	$6,514	$5,271	$5,730

Orkin Franchises

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchises have no contractual buyback provision. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in Mexico, in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

	At December 31,
Franchises	2009	2008	2007

United States Franchises	52	52	51
International Franchises	13	11	7

Total Franchises	65	63	58

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

	Total Net Revenues
(in thousands)	2009	2008	2007

First Quarter	$242,972	$210,078	$201,232
Second Quarter	284,567	284,499	239,618
Third Quarter	286,852	277,911	238,116
Fourth Quarter	259,567	248,076	215,954

Year ended December 31,	$1,073,958	$1,020,564	$894,920

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

The Company conducts tests of new products with the specific manufacturers of such products. The Company also works closely with industry consultants and suppliers to improve service and establish new and innovative methods and procedures.

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

Employees

The number of persons employed by the Company as of January 31, 2010 was approximately 9,900.

	At December 31,
	2009	2008	2007

Employees	9,949	10,049	8,500

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A.    Risk Factors

We may not be able to maintain our competitive position in the competitive pest control industry in the future.

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

In the normal course of business, some of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

Rollins, Inc.'s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 57 percent of the Company's outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

Item 1.B.    Unresolved Staff Comments

None

Item 2.    Properties.

The Company's administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 500 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, the Rollins Customer Service Center located in Covington, Georgia, and the Pacific Division Administration and Training Center in Riverside, California. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

Item 3.    Legal Proceedings.

In the normal course of business, certain of the Company's subsidiaries, are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. The cases originate in California and Pennsylvania, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has been scheduled for a class certification hearing on June 17, 2010. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California. In response to a motion filed by Orkin, the court ruled that the Plaintiffs could not seek certification of a class and dismissed all class allegations. Thereafter, the Plaintiffs' individual claims were resolved and the case was dismissed on December 30, 2009. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in late August 2009 in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2009.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	78	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	65	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Glen W. Rollins (3)	43	Executive Vice President	4/23/2002
Harry J. Cynkus (4)	60	Vice President, Chief Financial Officer and Treasurer	5/28/1998
Michael W. Knottek (5)	65	Senior Vice President and Secretary	4/28/1998

(1)
R. Randall Rollins and Gary W. Rollins are brothers.

(2)
Gary W. Rollins was elected to the office of President and Chief Operating Officer in January 1984. He was elected to the additional office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.

(3)
Glen W. Rollins is the son of Gary W. Rollins. He joined the Company in 1989 and has held a variety of field management and staff positions within the organization. He was elected Executive Vice President of Orkin, LLC in June 2001. In April 2002, he was named Vice President of Rollins, Inc. In February 2004, he was named President and Chief Operating Officer of Orkin, LLC and in July 2009, he was named Executive Vice President of Rollins, Inc.

(4)
Harry J. Cynkus joined the Company in April 1998 and, in May 1998, was elected Chief Financial Officer and Treasurer. In July 2009 Mr. Cynkus was named Vice President. From 1996 to 1998, Mr. Cynkus served as Chief Financial Officer of Mayer Electric Company, a wholesaler of electrical supplies. From 1994 to 1996, he served as Vice President—Information Systems for Brach & Brock Confections, the acquirer of Brock Candy Company, where Mr. Cynkus served as Vice President—Finance and Chief Financial Officer from 1992 to 1994. From 1989 to 1992, he served as Vice President—Finance of Initial USA, a division of an international support services company.

(5)
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2009 and 2008 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2009	High	Low		2008	High	Low

First Quarter	$18.50	$13.99	$0.07	First Quarter	$19.87	$15.97	$0.06
Second Quarter	$19.39	$16.24	$0.07	Second Quarter	$18.74	$14.46	$0.06
Third Quarter	$19.25	$16.03	$0.07	Third Quarter	$22.50	$13.26	$0.06
Fourth Quarter	$19.85	$17.40	$0.07	Fourth Quarter	$19.12	$9.37	$0.06

The number of stockholders of record as of January 29, 2010 was 1,913.

On January 26, 2010 the Board of Directors approved a quarterly cash dividend per common share of $0.09 payable March 10, 2010 to stockholders of record at the close of business February 10, 2010. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

In October 2008, the Company announced that, in addition to the 0.5 million shares still available for repurchase under the Company's existing share repurchase plan, the Company's Board of Directors authorized the purchase of an additional 5 million shares of common stock. Share repurchases during the year ended December 31, 2009 totaled 1.7 million at a weighted average price of $16.54 per share. In total, 3.0 million additional shares may be purchased under programs approved by the Board of Directors. The program does not have an expiration date. The following table summarizes the Company's share repurchases during the Company's fourth quarter of 2009:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2009	5,062	$19.16	—	3,178,691
November 1 to 30, 2009	217,086	$18.17	217,000	2,961,691
December 1 to 31, 2009	31,448	$18.83	10,100	2,951,591

Total	253,596	$18.28	227,100	2,951,591

(1)
Includes repurchases in connection with exercise of employee stock options in the following amounts: October 2009: 5,062; November 2009: 86; December 2009: 21,348.

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

	Years Ended December 31,
(in thousands except per share data)	2009	2008	2007	2006	2005

OPERATIONS SUMMARY
Revenues	$1,073,958	$1,020,564	$894,920	$858,878	$802,417
Income Before Income Taxes	126,291	112,954	104,913	95,159	87,955

Net Income	$83,984	$68,934	$64,731	$57,809	$52,773

Earnings Per Share – Basic:	$0.84	$0.69	$0.64	$0.57	$0.52
Earnings Per Share – Diluted:	$0.84	$0.69	$0.64	$0.56	$0.51
Dividends paid per share	$0.28	$0.25	$0.20	$0.17	$0.13

FINANCIAL POSITION

	At December 31,
(in thousands)	2009	2008	2007	2006	2005

Total assets	$566,496	$572,517	$475,228	$453,175	$438,420
Non-current capital lease obligations	$33	$171	$601	$124	$560
Non-current non-compete agreements	$1,717	$2,103	$775	$660	$456
Stockholders' equity	$264,566	$228,433	$233,553	$211,459	$176,951
Number of shares outstanding at year-end	98,904	100,041	100,636	101,837	102,017

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2009	2008	2007	2009	2008

Revenues	$1,073,958	$1,020,564	$894,920	5.2%	14.0%
Cost of services provided	551,002	534,494	468,665	(3.1)	(14.0)
Depreciation and amortization	37,169	33,443	27,068	(11.1)	(23.6)
Sales, general and administrative	355,590	339,078	296,615	(4.9)	(14.3)
(Gain)/loss on sales/impairment of assets	2,942	(166)	(52)	N/M	N/M
Interest (income)/expense	964	761	(2,289)	(26.7)	(133.2)

Income before income taxes	126,291	112,954	104,913	11.8	7.7
Provision for income taxes	42,307	44,020	40,182	3.9	(9.6)

Net income	$83,984	$68,934	$64,731	21.8%	6.5%

General Operating Comments

The Company experienced revenue growth of 5.2% for the year ended December 31, 2009, primarily due to the Company's additions of HomeTeam Pest Defense in April 2008 and Crane Pest Control in December 2008, the Company's price realization efforts during the year, continued emphasis on customer retention during the tough economic environment and building recurring revenues. Excluding the revenue contribution of HomeTeam Pest Defense and Crane Pest Control, revenue increased 1.2% for the year ended December 31, 2009 as set forth below:

ROLLINS, INC. AND SUBSIDIARIES
REVENUE RECONCILIATION
REVENUES EXCLUDING HOMETEAM PEST DEFENSE
and CRANE PEST CONTROL

	Twelve Months Ended, December 31
			$ Better/ (worse)	% Better/ (worse)
(in thousands)	2009	2008

Net Revenues	$1,073,958	$1,020,564	$53,394	5.2%
Less: Revenues from HomeTeam Pest Defense	130,564	98,931	31,633	—
Less: Revenues from Crane Pest Control	11,003	—	11,003	—

Revenue Excluding HomeTeam Pest Defense and Crane Pest Control	$932,391	$921,633	$10,758	1.2%

The Company was able to grow its revenues and improve its operating results despite the tough economy and financial crisis that affected the country in 2009.

Results of Operations—2009 Versus 2008

Overview

For the year ended December 31, 2009, the Company had net income of $84.0 million compared to $68.9 million in 2008, a 21.8% increase. The Company achieved a 5.2% increase in revenue, with all business lines contributing to the growth. Again our ability to grow during very challenging economic conditions confirms our belief that the Company is recession resistant. Additionally, the Company was effective in controlling cost as gross margin improved 1.1 percentage points to 48.7% for 2009 versus 47.6% for 2008. Sales, general and administrative expense also showed a small improvement, 2009 was 33.1% of revenue versus 33.2% in 2008. While there was a small deterioration in depreciation margin 3.5% in 2009 versus 3.3% in 2008, it is a result of our investments in acquisitions, most notably HomeTeam and Crane.

Unlike many other companies, we have been able to direct our business so that the weak economy has not had a serious impact. The Company's business model provides for strength from recurring revenues and a diverse customer base; our largest twenty customers are less than 3.5% of our total revenues. The 2009 revenue growth was due to an expanded sales force, an emphasis on customer retention and acquisitions. This coupled with strong cost management and innovative tax strategies led to the 21.8% increase in net income.

Revenues

Revenues for the year ended December 31, 2009 were $1.1 billion, an increase of $53.4 million or 5.2% from 2008 revenues of $1.0 billion. Commercial pest control represented 41.0% of the Company's business in 2009. Commercial pest control revenues grew 5.4% in 2009 due primarily to an expanded sales force, the Company's emphasis on customer retention, the addition of Crane Pest Control and strong domestic growth at PCO Services, Orkin's Canadian business. Residential pest control represented approximately 39.0% of the Company's business. Residential pest control revenues increased 5.0% in 2009 due to the acquisition of HomeTeam Pest Defense, the expanded sales force and the Company's pricing initiative. The Company's termite business, which represented approximately 19.0% of the Company's revenue, grew 6.0% in 2009 due to the acquisition of HomeTeam Pest Defense as well as the Company's expanded sales force.

The Company's foreign operations accounted for approximately 7% and 8% of total revenues for the years ended December 31, 2009 and 2008, respectively. The Company established a new franchise in Cyprus and in Lebanon in 2009 for a total of thirteen international franchises at December 31, 2009. Orkin had 65 and 63 total domestic and international franchises at December 31, 2009 and 2008, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2009 cost of services provided increased $16.5 million or 3.1%, compared to the twelve months ended December 31, 2008. Gross margins year to date increased to 48.7% for 2009 versus 47.6% for 2008. Margins improved 93 basis points due to lower cost of fuel and a 36 basis point improvement in productivity. These improvements were partially offset by increases in material and supply costs driven by change in sales mix, as commercial, fumigation and termite control have higher material and supply costs than residential pest control.

Depreciation and Amortization

For the twelve months ended December 31, 2009, depreciation and amortization increased $3.7 million, an increase of 11.1% compared to the twelve months ended December 31, 2008. The increase is due to $3.7 million in depreciation and amortization related to the acquisition of HomeTeam on April 3, 2008 and the Crane Pest Control acquisition of December 31, 2008.

Sales, General and Administrative

For the twelve months ended December 31, 2009, sales, general and administrative expenses increased $16.5 million, or 4.9% compared to the twelve months ended December 31, 2008 representing 33.1% of revenues compared to 33.2% of revenues in the prior year period. The increase in total dollars and expense margin primarily reflects having a full year of HomeTeam's expenses in 2009 and only nine months in 2008 along with a full year of Crane that was acquired December 31, 2008. Savings in lower fuel costs were offset by increase in sales costs as we expanded our sales team.

Interest (Income)/Expense, Net

Interest (income)/expense for the year ended December 31, 2009 was a $1.0 million expense, an increase of $0.2 million compared to interest expense of $0.8 million in 2008 due to as average debt outstanding over the full year being greater than the prior year and a reduction of cash on hand.

(Gain)/loss on Sales/Impairment of assets before interest

For the twelve months ended December 31, 2009 there was an impairment of assets charge of $2.9 million due to a fourth quarter write down of the Company's routing and scheduling initiative.

Taxes

The Company's effective tax rate was 33.5% in 2009 compared to 39.0% in 2008. The reduced rate in 2009 is due a tax benefit by converting several of Rollins, Inc's wholly-owned subsidiaries from C Corps to Limited Liability Companies offset by repatriation of Canadian cash from Orkin's wholly-owned subsidiary PCO Services to the United States.

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

The Company's foreign operations accounted for approximately 8.0% of total revenues for the year ended December 31, 2008 and 2007. The Company established new franchises in Saudi Arabia, Qatar, Bahrain, and Kuwait in 2008 for a total of eleven international franchises at December 31, 2008. Orkin had 63 and 58 total domestic and international franchises at December 31, 2008 and 2007, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2008, cost of services provided increased $65.8 or 14.0% compared to the twelve months ended December 31, 2007. Gross margins year-to-date for 2008 remained at 47.6%, the same as the prior year. Margins, excluding the impact of HomeTeam, improved 62 basis points due primarily to a significant reduction in termite claims expense. Improvements in service and administrative salaries as well as reduced pension expense were offset by a 42 basis point increase in fleet cost driven by the higher cost of fuel for the first three quarters in 2008.

Depreciation and Amortization

For the twelve months ended December 31, 2008, depreciation and amortization increased $6.4 million, an increase of 23.6% compared to the twelve months ended December 31, 2007. The increase is due to $6.1 million in depreciation and amortization related to the acquisition of HomeTeam on April 3, 2008.

Sales, General and Administrative

For the twelve months ended December 31, 2008, sales, general and administrative expenses increased $42.5 million, or 14.3%, compared to the twelve months ended December 31, 2007 representing 33.2% of revenues compared to 33.1% of revenues in the prior year. Of the increase, $28.5 million was due to the acquisition of HomeTeam. As a percent of revenues, sales, general and administrative expenses, excluding the impact of HomeTeam, increased 57 basis points due to the expansion of the Company's inbound call center, sales salaries, fleet fuel costs and increase in bad debt expense which were partially offset by a decrease in costs related to the Company's summer sales programs. In addition, the Company incurred $2.1 million in non-recurring expenses related to the acquisition of HomeTeam and $0.7 million in severance related costs related to reduced staffing at the home office.

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

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2009, 2008, and 2007 were $9.5 million, $13.7 million and $71.3 million, respectively.

	Years ended December 31,
(in thousands)	2009	2008	2007

Net cash provided by operating activities	$110,846	$90,744	$88,762
Net cash used in investing activities	(26,562)	(166,717)	(22,754)
Net cash provided by/(used in) financing activities	(89,753)	21,032	(59,798)
Effect of exchange rate changes on cash	1,257	(2,623)	1,726

Net increase/(decrease) in cash and cash equivalents	$(4,212)	$(57,564)	$7,936

The Company's operations generated cash of $110.8 million for the year ended December 31, 2009 primarily from net income of $84.0 million, compared with cash provided by operating activities of $90.7 million in 2008 and $88.8 million in 2007. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future

The Company made a contribution of $5.0 million to its defined benefit retirement plan (the "Plan") during each of the years ended December 31, 2009, 2008 and 2007 as a result of the Plan's funding status. The Company is considering making a contribution to the pension plan of $5.0 million during fiscal 2010. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company used $26.6 million on investments for the year ended December 31, 2009 and invested approximately $15.7 million in capital expenditures during the year. Capital expenditures for the year consisted primarily of equipment replacements and upgrades and improvements to the Company's management information systems. The Company expects to invest between $12.0 million and $15.0 million in 2010 in capital expenditures. During 2009, the Company made several small acquisitions totaling $11.0 million compared to $152.4 million during 2008. The expenditures for the Company's acquisitions were primarily funded by cash on hand and borrowings under a senior unsecured revolving credit facility. The Company continues to seek new acquisitions.

The Company used cash of $89.8 million on financing activities for the year ended December 31, 2009. A total of $27.9 million was paid in cash dividends ($0.28 per share) during the year ended December 31, 2009, compared to $25.0 million ($0.25 per share) during the year ended December 31, 2008. The Company used $29.1 million to repurchase 1.7 million shares of its common stock on the open market at an average price of $16.54 per share during 2009 compared to $23.2 million to purchase 1.4 million shares at an average price of $15.93 in 2008 and there are 3.0 million shares authorized remaining to be repurchased under prior Board approval.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2009, borrowings of $30 million were outstanding under the line of credit and there were no borrowings under the swingline subfacility. The Company maintains approximately $34.9 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage.

The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in 2010. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month ; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2009, the additional rate allocated was .50%.

As of December 31, 2009, the effective interest rate on the outstanding borrowing under the line of credit was less than 1%. The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at December 31, 2009 and expects to maintain compliance throughout 2010.

Litigation

Orkin, one of the Company's subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California) and Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc. (pending in the United States District Court for the Northern District of California). In the Krzyzanowsky lawsuit, in response to a motion Orkin filed, the court ruled that the Plaintiffs could not seek certification of a class and dismissed all class allegations. Thereafter, the Plaintiffs' individual claims were resolved and the case was dismissed on December 30, 2009. The Maciel v. Orkin case has been scheduled for a class certification hearing on June 17, 2010. Western, another of the Company's subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the Plaintiffs are seeking class certification. The Flood lawsuit has not been scheduled for a class certification hearing. Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended. For further discussion, see Note 11 to the accompanying financial statements.

Taxes

During the year ended December 31, 2007 a settlement was reached on a federal audit issue which resulted in the reduction of the liability for unrecognized tax benefits of $0.45 million each for the years ended December 31, 2008 and 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2009 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Line of credit (1)	$30,000	$30,000	$—	$—	$—
Non-compete obligations	1,374	338	660	376	—
Non-cancelable operating leases	73,557	28,367	39,500	5,690	—
Capital leases	250	217	33	—	—
Acquisition holdbacks	1,214	532	616	66	—
Unrecognized Tax Positions (2)	1,828	1,828	—	—	—

Total (3)	$108,223	$61,282	$40,809	$6,132	$—

(1)
The Company estimates interest on outstanding borrowings under the line of credit to be less than $1.0 million for the period of less than one year.

(2)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2009. Uncertain tax positions of $0.6 million are not included due to the uncertainty of the final amount and settlement date.

(3)
Minimum pension funding requirements are not included as funding will not be required. The Company is considering making a contribution to the pension plan of $5.0 million.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of, the filing date, February 25, 2010, there were no subsequent events that would affect its financial statements.

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

Revenue Recognition—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. Fair values are generally established based on the prices charged when sold separately by the Company. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

Revenue received for termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) Topic 450 "Contingencies," the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Defined benefit pension plan—In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with FASB ASC Topic 715 "Compensation- Retirement Benefits", and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company's assumption for the expected return on plan assets is seven percent which is a one percent reduction from the prior year's eight percent.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company's expected benefit payments over the life of the plan is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 6.01 percent as of December 31, 2009 compared to 6.81 percent in 2008 and 6.25 percent in 2007. A lower discount rate increases the present value of benefit obligation.

As of December 31, 2009, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive income decreased stockholders' equity by $458 thousand before tax.

Recently Adopted Accounting Pronouncements

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled "Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles." FASB Accounting Standards CodificationTM (ASC) Topic 105, "Generally Accepted Accounting Principles" has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, "Fair Value Measurements—Overall." The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment. There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor's ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See Note 12 for related disclosures regarding pension assets that do not have readily determinable fair value.

In December 2008, the FASB issued certain amendments as codified in ASC Topic 715-20-65, "Compensation—Retirement Benefits, Defined Benefit Plans." These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See Note 12 of the accompanying financial statements for related disclosures.

In May 2009, the FASB issued a new standard, as codified in ASC Topic 855 "Subsequent Events." FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 820-10-65, "Fair Value Disclosures." ASC Topic 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 320-10-65, "Investments—Debt and Equity Securities." These amendments (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC Topic 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 825-10-65, "Financial Instruments," that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009. See Note 6 of the accompanying financial statements for related disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, "Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, "Fair Value Measurements." ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these amendments in the fourth quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)." The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company's consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets," which formally codifies FASB Statement No. 166, "Accounting for Transfers of Financial Assets." ASU 2009-16 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company's consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, "Revenue Recognition; Multiple-Element Arrangements." These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2007, 2008 and 2009 to February 25, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company's belief that such litigation will not have a material adverse effect on the Company's financial position; the Company's expectation to continue its payment of cash dividends; the Company's belief that it is recession resistant; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's belief that any additional pension plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2010 capital expenditures; the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2010; the impact of the Company's contractual obligations; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, interest rates are fixed on the outstanding borrowings of $30 million ($25 million at February 24, 2010) creating minimal interest rate risk exposure. However, the Company does maintain approximately $34.9 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2009 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2009, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 38.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Rollins, Inc.

We have audited Rollins, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on Rollins, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2007 related to the accounting for uncertainty in income tax reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 25, 2010

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2009	2008

ASSETS
Cash and cash equivalents	$9,504	$13,716
Trade receivables, short-term, net of allowance for doubtful accounts of $7,589 and $6,371, respectively	60,590	56,884
Accounts receivable-other, net	2,164	2,185
Materials and supplies	10,208	10,893
Deferred income taxes, net	25,839	20,018
Other current assets	12,225	13,142

Total Current Assets	120,530	116,838
Equipment and property, net	74,644	78,625
Goodwill	189,658	187,266
Customer contracts	121,176	129,092
Other intangible assets, net	24,785	25,719
Deferred income taxes	17,901	17,886
Trade receivables, long-term, net of allowance for doubtful accounts of $1,083 and $1,168, respectively	9,356	11,124
Other assets	8,446	5,967

Total Assets	$566,496	$572,517

LIABILITIES
Accounts payable	15,841	18,782
Accrued insurance	16,567	15,404
Accrued compensation and related liabilities	57,377	56,334
Unearned revenue	85,883	88,288
Accrual for termite contracts	3,382	5,452
Line of credit	30,000	65,000
Other current liabilities	23,703	23,567

Total current liabilities	232,753	272,827
Accrued insurance, less current portion	24,908	23,483
Accrual for termite contracts, less current portion	6,618	8,848
Accrued pension	14,895	20,353
Long-term accrued liabilities	22,756	18,573

Total Liabilities	301,930	344,084

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 98,904,349 and 100,040,969 shares issued, respectively	98,904	100,041
Paid in capital	22,655	18,087
Accumulated other comprehensive loss	(32,127)	(34,758)
Retained earnings	175,134	145,063

Total Stockholders' Equity	264,566	228,433

Total Liabilities and Stockholders' Equity	$566,496	$572,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2009	2008	2007

REVENUES
Customer services	$1,073,958	$1,020,564	$894,920

COSTS AND EXPENSES
Cost of services provided	551,002	534,494	468,665
Depreciation and amortization	37,169	33,443	27,068
Sales, general and administrative	355,590	339,078	296,615
(Gain)/loss on sales/impairment of assets	2,942	(166)	(52)
Interest (income)/expense	964	761	(2,289)

	947,667	907,610	790,007

INCOME BEFORE INCOME TAXES	126,291	112,954	104,913

PROVISION FOR INCOME TAXES
Current	41,873	39,563	39,149
Deferred	434	4,457	1,033

	42,307	44,020	40,182

NET INCOME	$83,984	$68,934	$64,731

INCOME PER SHARE – BASIC	$0.84	$0.69	$0.64

INCOME PER SHARE – DILUTED	$0.84	$0.69	$0.64

Weighted average shares outstanding – basic	99,453	100,802	101,528
Weighted average shares outstanding – diluted	99,749	101,220	102,205
DIVIDENDS PAID PER SHARE	$0.28	$0.25	$0.20

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock		Treasury			Treasury Paid- In-Capital		Accumulated Other Comprehensive Income (Loss)
					Paid- In-Capital		Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings
(In thousands)	Shares	Amount	Stock	Amount							Total

Balance at December 31, 2006	106,184	$106,184	(4,347)	$(4,347)	$11,737	$—		$(17,784)	$—	$115,669	$211,459

Net Income							64,731			64,731	64,731
Cumulative Effect Adjustment of adoption of FIN 48										(1,676)	(1,676)
Other Comprehensive Income, Net of Tax
Unrealized Loss on Investments							3				3
Pension Liability Adjustment							11,029				11,029
Foreign Currency Translation Adjustments							2,702				2,702

Other Comprehensive Income							13,734	13,734

Comprehensive Income							78,465

Cash Dividends										(20,332)	(20,332)
Common Stock Purchased (1)			(1,697)	(1,697)						(36,866)	(38,563)
Common Stock Retired	(4,595)	(4,595)	4,595	4,595							—
Three-for-Two Stock Split – 2007	(1,736)	(1,736)	1,449	1,449						257	(30)
Stock Compensation	215	215			2,974						3,189
Common Stock Options Exercised (2)	568	568			(2,564)						(1,996)
Excess Tax Benefit on Non-Qualified Stock Options					3,037						3,037

Balance at December 31, 2007	100,636	$100,636	—	$—	$15,184	$—		$(4,050)	$—	$121,783	$233,553

Net Income							68,934			68,934	68,934
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment							(27,084)				(27,084)
Foreign Currency Translation Adjustments							(3,624)			—	(3,624)

Other Comprehensive Income							(30,708)	(30,708)

Comprehensive Income							38,226

Cash Dividends										(24,969)	(24,969)
Common Stock Purchased (1)	(1,385)	(1,385)								(20,685)	(22,070)
Stock Compensation	641	641			3,751						4,392
Common Stock Options Exercised (2)	149	149			(992)						(843)
Excess Tax Benefit on Non-Qualified Stock Options					144						144

Balance at December 31, 2008	100,041	$100,041	—	$—	$18,087	$—		$(34,758)	$—	$145,063	$228,433

Net Income							83,984			83,984	83,984
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment							(14)				(14)
Foreign Currency Translation Adjustments							2,645			—	2,645

Other Comprehensive Income							2,631	2,631

Comprehensive Income							86,615

Cash Dividends										(27,853)	(27,853)
Common Stock Purchased (1)	(1,677)	(1,677)								(26,060)	(27,737)
Stock Compensation	463	463			5,337						5,800
Common Stock Options Exercised (2)	77	77			(955)						(878)
Excess Tax Benefit on Restricted Stock Dividend Compensation					186						186

Balance at December 31, 2009	98,904	$98,904	—	$—	$22,655	$—		$(32,127)	$—	$175,134	$264,566

(1)    Charges to Retained Earnings are from purchases of the Company's Common Stock.

(2)    Common Stock Options Exercised are net of employee stock buybacks

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net Income	$83,984	$68,934	$64,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,169	33,443	27,068
Provision for deferred income taxes	434	4,457	1,033
Stock based compensation expense	5,800	4,392	3,189
(Gain)/loss on sales/impairments of assets	2,942	(166)	(52)
Excess tax benefits from share-based payments	(186)	(144)	(3,037)
Provision for bad debts	9,638	8,984	5,915
Other, net	126	(712)	(232)
Changes in assets and liabilities:
Trade accounts receivables	(9,977)	(9,440)	(6,565)
Accounts receivable- other	84	(361)	709
Materials and supplies	1,040	(422)	(26)
Other current assets	(2,164)	(3,760)	(1,205)
Other non-current assets	(1,407)	(613)	(383)
Accounts payable and accrued expenses	(9,898)	(1,384)	22
Unearned revenue	(2,939)	(1,691)	1,731
Accrued insurance	2,589	(221)	(1,053)
Accrual for termite contracts	(4,300)	(3,700)	(2,201)
Accrued pension	(5,000)	(5,000)	(5,000)
Long-term accrued liabilities	2,911	(1,852)	4,118

Net cash provided by operating activities	110,846	90,744	88,762

INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(10,966)	(152,369)	(6,801)
Purchase of equipment and property	(15,740)	(14,815)	(16,244)
Cash from sales of franchises	56	321	204
Proceeds from sales of assets	88	146	87

Net cash used in investing activities	(26,562)	(166,717)	(22,754)

FINANCING ACTIVITIES
Borrowings, under line of credit agreement	—	90,000	—
Payments on line of credit borrowings	(35,000)	(25,000)	—
Cash paid for common stock purchased	(29,108)	(23,240)	(41,971)
Dividends paid	(27,853)	(24,969)	(20,332)
Book overdrafts in bank accounts	2,000	4,600	—
Proceeds received upon exercise of stock options	493	326	1,384
Principal payments on capital lease obligations	(471)	(829)	(1,916)
Excess tax benefits from share-based payments	186	144	3,037

Net cash provided by/(used in) financing activities	(89,753)	21,032	(59,798)

Effect of exchange rate changes on cash	1,257	(2,623)	1,726

Net increase/(decrease) in cash and cash equivalents	(4,212)	(57,564)	7,936
Cash and cash equivalents at beginning of year	13,716	71,280	63,344

Cash and cash equivalents at end of year	$9,504	$13,716	$71,280

Supplemental disclosure of cash flow information
Cash paid for interest	$1,031	$1,030	$118
Cash paid for income taxes	$46,431	$41,638	$40,129

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension–Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $(23) thousand, $(44.2) million, and $19.9 million in 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008, and 2007, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

Orkin, LLC ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers in the United States, Canada, Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc. ® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the country.

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

Crane Pest Control ("Crane"), a wholly-owned subsidiary of the Company established in 1930, was acquired by Rollins, Inc in December 2008. Crane's primary service is commercial pest control serving northern California and the Reno/Tahoe basin.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Mexico, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

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

Revenues—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the delivery of the monitoring stations, initial directed liquid termiticide treatment and installation of the monitoring services. The amount deferred is the fair value of monitoring services to be rendered after the initial service. Fair values are generally established based on the prices charged when sold separately by the Company. The amount deferred for the undelivered monitoring element is then recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

Revenue received for termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

All revenues are reported net of sales taxes.

The Company's foreign operations accounted for approximately 7% of total revenues for the year ended December 31, 2009, and 8% for the years ended December 31, 2008 and 2007.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company's receivables are due from pest control and termite services in the United States and selected international locations. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2009, 2008 and 2007. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2009	2008	2007

Advertising	$43,693	$41,559	$37,699

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

	At December 31,
(in thousands)	2009	2008	2007

Cash held in foreign bank accounts	$2,990	$8,442	$14,103

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2009 and 2008. See note 12 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on FASB ASC Topic 740 "Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

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

	Years ended December 31,
(in thousands)	2009	2008	2007

Depreciation	$15,874	$14,205	$13,677

Goodwill and Other Intangible Assets—In accordance with FASB ASC Topic 350, "Intangibles—Goodwill and other", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2009. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets—In accordance with FASB ASC Topic 360, "Property, Plant and Equipment", the Company's long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.

At December 31, 2009, the Company determined that a significant portion of its routing and scheduling initiative had no useful value and recognized an impairment of the asset of $2.9 million. The Company continues to explore alternative vendors for the routing and scheduling initiative.

Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management's knowledge of changes in business practice and existing claims compared to current balances. The reserve is established based on all these factors. Management's judgment is inherently subjective and a number of factors are outside management's knowledge and control. Additionally, historical information is not always an accurate indication of future events.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 "Contingencies," the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations.

Treasury Shares—During the year ended December 31, 2009, the Company repurchased 1.7 million shares at a weighted-average price of $16.54 per share compared to 1.4 million shares at an average price of $15.93 in 2008 and there are 3.0 million shares remaining to be repurchased under prior Board approval. Rollins has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company's common stock in October 2008. This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate. The stock buy-back program has no expiration date.

During the year ended December 31, 2007 the Company retired all of its existing treasury shares, increasing the number of unissued but authorized shares, and began to retire common shares as they are repurchased. During 2009, 1.7 million shares were repurchased in the open market for $27.7 million, 1.4 million (post split) shares were repurchased for $22.1 million in 2008 and 2.4 million (post split) shares were repurchased for $38.6 million in 2007.

Earnings Per Share—FASB ASC Topic 260-10 "Earnings Per Share-Overall," requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share. During 2009 the Company adopted the provisions of FSP EITF 03-6-1 codified as FASB ASC Topic 260-10-45 "Participating Securities and the Two-Class Method" and the adoption had no significant impact to its financial statements.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See Note 12 for further information on restricted stock granted to employees.

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Twelve Months end December 31,
	2009	2008	2007

Net income	$83,984	$68,934	$64,731
Less: Dividends paid
Common Stock	(27,370)	(24,575)	(20,093)
Restricted shares of common stock	(483)	(388)	(234)

Undistributed earnings for the period	$56,131	$43,971	$44,404

Allocation of undistributed earnings:
Common stock	$55,098	$43,276	$43,867
Restricted shares of common stock	1,033	695	537
Diluted allocation of undistributed earnings:
Common stock	$55,101	$43,279	$43,871
Restricted shares of common stock	1,030	692	533
Basic shares outstanding:
Common stock	97,622	99,209	100,301
Restricted shares of common stock	1,831	1,593	1,227

	99,453	100,802	101,528

Diluted shares outstanding:
Common stock	97,622	99,209	100,301
Dilutive effect of stock options	296	418	677

	97,918	99,627	100,978
Restricted shares of common stock	1,831	1,593	1,227

	99,749	101,220	102,205

Basic earnings per share
Common stock:
Distributed earnings	$0.28	$0.25	$0.20
Undistributed earnings	0.56	0.44	0.44

	$0.84	$0.69	$0.64

Restricted shares of common stock
Distributed earnings	$0.27	$0.24	$0.19
Undistributed earnings	0.56	0.44	0.44

	$0.83	$0.68	$0.63

Total shares of common stock
Distributed earnings	$0.28	$0.25	$0.20
Undistributed earnings	0.56	0.44	0.44

	$0.84	$0.69	$0.64

Diluted earning per share:
Common stock:
Distributed earnings	$0.28	$0.25	$0.20
Undistributed earnings	0.56	0.44	0.44

	$0.84	$0.69	$0.64

Restricted shares of common stock
Distributed earnings	$0.27	$0.24	$0.19
Undistributed earnings	0.56	0.44	0.44

	$0.83	$0.68	$0.63

Total shares of common stock
Distributed earnings	$0.28	$0.25	$0.20
Undistributed earnings	0.56	0.44	0.44

	$0.84	$0.69	$0.64

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

Stock-Based Compensation—The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 713 "Compensation–Stock Compensation." Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan. The Company's stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRSs provide for the issuance of a share of the Company's Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Outstanding TLRSs vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

The Company did not grant any stock options during 2009, 2008 or 2007.

Comprehensive Income/(Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized loss on marketable securities.

Franchising Program—Rollins wholly-owned subsidiary, Orkin, had 52 domestic franchises as of December 31, 2009. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	Years ended December 31,
(in thousands)	2009	2008	2007

Notes receivable from Franchises	$3,686	$3,947	$4,006

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized a net loss for the sale of customer contracts for the years ended December 31, 2009 and December 31, 2007 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in thousands)	2009	2008	2007

Sale of customer contracts (gain)/loss	$53	$(946)	$45

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	Years ended December 31,
(in thousands)	2009	2008	2007

Deferred franchise fees	$2,305	$2,219	$2,078

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," as revenues as earned on a monthly basis.

	Years ended December 31,
(in thousands)	2009	2008	2007

Revenue from franchises	$2,997	$2,805	$2,704

As of December 31, 2009, Orkin had 13 international franchises. Orkin's international franchise program began with it first international franchise in Mexico established in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

The Company's maximum exposure to loss (deferred franchise fees less notes receivable from franchises) relating to the franchises aggregated $1.4 million, $1.7 million, and $1.9 million at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments—The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The fair value of the Company's Line of Credit is reported in note 6 of the accompanying financial statements.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled "Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." FASB Accounting Standards Codification™ (ASC) Topic 105, "Generally Accepted Accounting Principles" has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, "Fair Value Measurements—Overall." The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment. There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor's ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See Note 12 for related disclosures regarding pension assets that do not have readily determinable fair value.

In December 2008, the FASB issued certain amendments as codified in ASC Topic 715-20-65, "Compensation—Retirement Benefits, Defined Benefit Plans." These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See Note 12 for related disclosures.

In May 2009, the FASB issued a new standard, as codified in ASC Topic 855 "Subsequent Events." FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 820-10-65, "Fair Value Disclosures." ASC Topic 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 320-10-65, "Investments—Debt and Equity Securities."These amendments (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC Topic 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 825-10-65, "Financial Instruments," that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009. See Note 6 for related disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, "Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, "Fair Value Measurements." ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these amendments in the fourth quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)." The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company's consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets," which formally codifies FASB Statement No. 166, "Accounting for Transfers of Financial Assets." ASU 2009-16 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company's consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, "Revenue Recognition; Multiple-Element Arrangements." These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2007, 2008 and 2009 to February 25, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.     ACQUISITIONS

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

HomeTeam Pest Defense recorded revenues of approximately $134.0 million for the fiscal year ended March 31, 2007. The Company's consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through December 31, 2009.

A summary of the fair values of HomeTeam's assets and liabilities, at the date of acquisition, were as follows:

(dollars in thousands)	At April 1, 2008

Assets acquired	$156,812
Liabilities assumed	(22,768)

Total purchase price	$134,044

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

	Twelve Months Ended December 31,
(dollars in thousands)	2009 As reported	2008 Pro forma (unaudited)

REVENUES
Customer services	$1,073,958	$1,052,032

INCOME BEFORE INCOME TAXES	$126,291	$113,474
PROVISION FOR INCOME TAXES	42,307	44,219

NET INCOME	$83,984	$69,255

INCOME PER SHARE – BASIC	$0.84	$0.69

INCOME PER SHARE – DILUTED	$0.84	$0.68

Weighted average shares outstanding – basic	99,453	100,802
Weighted average shares outstanding – diluted	99,749	101,220

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

3.     DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2009, borrowings of $30 million were outstanding under the line of credit and there were no borrowings under the swingline subfacility. The Company maintains approximately $34.9 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in 2010. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month ; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2009, the additional rate allocated was .50%.

As of December 31, 2009, the effective interest rate on the outstanding borrowing under the line of credit was 0.80%. The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at December 31, 2009 and expects to maintain compliance throughout 2010.

4.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended December 31,
(in thousands)	2009	2008

Gross Trade Receivables, short-term	$68,179	$63,255
Gross Trade Receivables, long-term	10,439	12,292
Allowance for Doubtful Accounts	(8,672)	(7,539)

Net Trade Receivables	$69,946	$68,008

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

	Years ended December 31,
(in thousands)	2009	2008

Installment Receivables, net	$9,356	$11,124
Notes Receivables from Franchises	3,686	3,947
Related Party Receivables	95	56

5.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2009	2008

Buildings	$42,230	$39,831
Operating Equipment	64,679	61,110
Furniture and Fixtures	10,615	9,792
Computer Equipment and Systems	47,336	46,184

	164,860	156,917
Less–Accumulated Depreciation	111,095	99,114

	53,765	57,803
Land	20,879	20,822

Net property, plant and equipment	$74,644	$78,625

Included in equipment and property, net at December 31, 2009 and 2008, are fixed assets held in foreign countries of $2.2 million, and $2.5 million, respectively.

6.     FAIR VALUE MEASUREMENT

The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined pension plan and deferred compensation plan detailed in note 12.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR), which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of December 31, 2009, borrowings of $30.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility. The fair value of outstanding borrowings at December 31, 2009 were approximately $29.1 million based upon interest rates available to the Company as evidenced by debt of other companies with similar credit characteristics. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-funded status, to secure various workers' compensation and casualty insurance contracts. These letters of credit are established by the bank for the Company's fronting insurance companies as collateral, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

(in thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$817	$817
Available for sale securities	144	144
Life insurance	7,330		$7,330

Total	$8,291	$961	$7,330	$—

Payables	(22)	22

Total	$8,269	$983	$7,330	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Rule 2a-7 Money Market Funds.

The marketable securities classified as available-for-sale and the securities held in the deferred compensation plan are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

Life insurance is used to fund the non-qualified deferred compensation plan. The insurance contracts are held in a trust and are available to general creditors in the event of the Company's insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2009, 2008 and 2007.

7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $189.7 million as of December 31, 2009 and $187.3 million as of December 31, 2008. Goodwill increased $2.4 million for the year ended December 31, 2009 and $60.6 million for the year ended December 31, 2008 due primarily to acquisitions. The carrying amount of goodwill in foreign countries was $9.0 million as of December 31, 2009 and $7.7 million as of December 31, 2008. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2009 and 2008 are as follows:

(in thousands)

Goodwill as of December 31, 2007	$126,684
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	62,483
Goodwill adjustments due to currency translation	(1,901)

Goodwill as of December 31, 2008	$187,266
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	1,119
Goodwill adjustments due to currency translation	1,273

Goodwill as of December 31, 2009	$189,658

8.     CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with FASB ASC Topic 350 "Intangibles—Goodwill and other", the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2009	2008

Customer contracts	$206,215	$207,789
Less: Accumulated amortization	(85,039)	(78,697)

Customer contracts, net	$121,176	$129,092

The carrying amount of customer contracts in foreign countries was $3.8 million as of December 31, 2009 and $4.1 million as of December 31, 2008.

Other intangible assets include non-compete agreements, patents and trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2009	2008

Other intangible assets	$34,655	$34,121
Less: Accumulated amortization	(9,870)	(8,402)

Other intangible assets, net	$24,785	$25,719

Total amortization expense was approximately $21.3 million in 2009, $19.2 million in 2008 and $13.4 million in 2007. Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years is as follows:

(in thousands)

2010	$19,619
2011	$19,329
2012	$18,009
2013	$17,130
2014	$14,122

9.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2009	2008	2007

Current:
Federal	$39,636	$31,243	$32,066
State	6,802	6,022	4,613
Foreign	3,324	2,298	2,470
Benefit from valuation allowance release	(7,889)	—	—
Deferred:
Federal	(143)	3,183	524
State	626	948	495
Foreign	(49)	326	14

Total income tax provision	$42,307	$44,020	$40,182

The primary factors causing income tax expense to be different than the federal statutory rate for 2009, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2009	2008	2007

Income tax at statutory rate	$44,202	$39,534	$36,720
State income tax expense (net of federal benefit)	4,873	4,527	3,765
Foreign tax expense	301	638	940
Valuation allowance	(7,889)	—	—
Other	820	(679)	(1,243)

Total income tax provision	$42,307	$44,020	$40,182

The Provision for Income Taxes resulted in an effective tax rate of 33.5% on Income Before Income Taxes for the year ended December 31, 2009. The reduced effective tax rate for 2009 was primarily due to benefits received from conversion of several of the Company's wholly-owned subsidiaries from C-Corps to LLC's resulting in the complete release of the valuation allowance, offset slightly by tax associated with repatriation of cash from Orkin's Canadian wholly-owned subsidiary, PCO Services.

For 2008 the effective tax rate was 39.0% and for 2007 the effective tax rate was 38.3%. For years 2008 and 2007 the effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes. During 2009, 2008 and 2007, the Company paid income taxes of $46.4 million, $41.6 million and $40.1 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
(in thousands)	2009	2008

Deferred tax assets:
Termite Accrual	$2,859	$4,564
Insurance and Contingencies	19,301	17,423
Unearned Revenues	12,935	12,529
Compensation and Benefits	3,921	3,342
Net Pension Liability	5,735	7,876
State Operating Loss Carryforwards	8,005	13,303
Other	6,545	5,020
Valuation allowance	—	(12,784)

Total Deferred Tax Assets	59,301	51,273

Deferred tax liabilities:
Depreciation and Amortization	(6,729)	(8,284)
Foreign Currency Translation	(3,100)	(1,379)
Other	(5,732)	(3,706)

Total Deferred tax Liabilities	(15,561)	(13,369)

Net Deferred Tax Assets	$43,740	$37,904

Analysis of the valuation allowance:

	December 31,
(in thousands)	2009	2008

Valuation allowance at beginning of year	$12,784	$11,493
Increase/(decrease) in valuation allowance	(12,784)	1,291

Valuation allowance at end of year	$—	$12,784

As of December 31, 2009, the Company has net operating loss carryforwards for state income tax purposes of approximately $205 million, which will be available with the new LLC companies' structure to offset future state taxable income. If not used, these carryforwards will expire between 2010 and 2027. During 2009 the Company converted certain operating companies to Limited Liability Companies. Management believes that, after conversion, it is likely to be able to utilize all net operating losses before they expire and has determined that a valuation allowance is no longer necessary.

Earnings from continuing operations before income tax include foreign income of $8.5 million in 2009, $5.7 million in 2008 and $4.4 million in 2007. During December, 2009, the international subsidiaries remitted their earnings to the Company in the form of a one time dividend. In the future the Company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries.

In accordance with FASB ASC topic 740 "Income Taxes," the Company implemented new accounting rules related to the recognition and measurement of uncertain tax benefits and recognized an increase of $1.68 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits at

December 31, 2009 that, if recognized, would affect the effective tax rate is $1.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2009	2008

Balance at Beginning of Year	$2,928	$3,712
Additions based on tax positions related to current year	—	147
Additions for tax positions of prior years	152	145
Reductions for tax positions of prior years	(63)	(46)
Settlements	(562)	(1,010)
Expiration of statute of limitation	(25)	(20)

Balance at End of Year	$2,430	$2,928

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2007. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2004.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing federal and state audits. It is expected that other federal audit issues will be settled in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $1.1 million, including interest. It is also expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.7 million. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.9 million and $0.8 million as of December 31, 2008 and December 31, 2009, respectively. During 2009 the Company recognized interest and penalties of $40 thousand.

10.   ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC Topic 450 "Contingencies," the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
(in thousands)	2009	2008

Beginning balance	$14,300	$18,000
Current year provision	2,248	3,364
Settlements, claims, and expenditures	(6,548)	(7,064)

Ending balance	$10,000	$14,300

11.   COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating and capital leases, some of which contain escalation clauses, which are accounted for accordingly. The capital leases contractually expire at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2009 and 2008. Following is a summary of property held under capital leases:

(in thousands)	2009	2008

Vehicles	$2,144	$3,688
Expirations & Disposals	(395)	(1,544)
Accumulated Depreciation	(1,549)	(1,571)

Total property held under capital leases	$200	$573

The remainder of the leases are accounted for as operating leases expiring at various dates through 2017:

	Years ended December 31,
(in thousands)	2009	2008	2007

Rental Expense	$40,515	$39,860	$33,331

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2010	$28,367	$217
2011	20,954	33
2012	12,091	—
2013	6,455	—
2014	3,827	—
Thereafter	1,861	—

Total minimum obligation	$73,555	$250
Interest component of obligation	—	(50)

Present value of minimum obligation	$73,555	$200

In the normal course of business, certain of the Company's subsidiaries, are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Ronald and Ileana Krzyzanowsky et al. v. Orkin Exterminating Company, Inc. and Rollins, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. The cases originate in California and Pennsylvania, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and has been scheduled for a class certification hearing on June 17, 2010. The Krzyzanowsky lawsuit, a termite service related matter, was filed in the United States District Court for the Northern District of California. In response to a motion filed by Orkin, the court ruled that the Plaintiffs could not seek certification of a class and dismissed all class allegations. Thereafter, the Plaintiffs' individual claims were resolved and the case was dismissed on December 30, 2009. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in late August 2009 in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not

been scheduled for a class certification hearing. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

12.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Employee Benefit Plans

Defined Benefit Pension Plan

The Company maintains a noncontributory tax-qualified defined benefit pension plan (the "Plan") covering employees meeting certain age and service requirements. The Plan provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plan with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million to the Plan during each of the years ended December 31, 2009, 2008 and 2007.

In June 2005, the Company froze the defined benefit pension plan. These amendments are reflected in benefit obligations below. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plan and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2009	2008

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$144,872	$147,711
Interest cost	9,530	9,080
Actuarial (gain)/loss	11,990	(5,732)
Benefits paid	(6,853)	(6,187)

Accumulated Benefit obligation at end of year	159,539	144,872
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	124,519	164,335
Actual return on plan assets	21,978	(38,629)
Employer contribution	5,000	5,000
Benefits paid	(6,853)	(6,187)

Fair value of plan assets at end of year	144,644	124,519

Funded status	$(14,895)	$(20,353)

Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2009	2008

Noncurrent liabilities	$(14,895)	$(20,353)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2009	2008

Net loss	$60,604	$60,581

The accumulated benefit obligation for the defined benefit pension plan was $159.5 million and $144.9 million at December 31, 2009 and 2008, respectively. (Increases)/decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $(23) thousand, $(44.2) million and $19.9 million in 2009, 2008 and 2007, respectively.

The following weighted-average assumptions as of December 31 were used to determine the projected benefit obligation and net benefit cost:

	December 31,
	2009	2008	2007

PROJECTED BENEFIT OBLIGATION
Discount rate	6.01%	6.81%	6.25%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	6.81%	6.25%	5.50%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year's 2007, 2008 and 2009 the Company utilized a yield curve analysis.

  Components of Net Periodic Benefit Cost and Other
  Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2009	2008	2007

Net Periodic Benefit Cost
Interest cost	$9,530	$9,080	$8,628
Expected return on plan assets	(10,974)	(12,343)	(11,234)
Amortization of net loss	963	1,082	3,894

Net periodic benefit cost	$(481)	$(2,180)	$1,288

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$986	$45,239
Amortization of net loss	(963)	(1,082)

Total recognized in other comprehensive income	23	44,157

Total recognized in net periodic benefit cost and other comprehensive income	$(458)	$41,977

The estimated net loss that will be amortized in 2010 is expected to be $1.2 million. At December 31, 2009 and 2008, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $19.7 million and $18.5 million at December 31, 2009 and 2008, respectively.

The Plan's weighted average asset allocation at December 31, 2009 and 2008 by asset category, along with the target allocation for 2010, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2010
Asset category		2009	2008

Equity Securities – Rollins stock	10.0%	13.6%	14.8%
Domestic Equity – all other	22.5%	21.6%	19.3%
Global Equity	2.5%	3.8%	3.1%
International Equity	8.0%	11.9%	9.6%
Debt Securities – core fixed income	27.0%	22.6%	11.9%
Tactical-Fund of Equity & Debt Securities	5.0%	4.5%	3.6%
Real Estate	5.0%	3.6%	6.5%
Other	20.0%	18.4%	31.2%

Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical—maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making a contribution to the pension plan of $5.0 million during fiscal 2010.

Fair Value Measurements

The Company's overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and mid-cap companies. Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different investment strategies.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2009 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 6 for a brief description of the three levels under the fair value hierarchy.

(in thousands)	Total	Level 1	Level 2	Level 3

Cash and Cash Equivalents	$4,727	$4,727
Fixed Income Securities	32,720		$32,720
Domestic Equity Securities
Rollins, Inc. Stock	19,697	19,697
Other Securities	31,251	31,251
Global Equity Securities	5,440		5,440
International Equity Securities	17,242	7,391	9,851
Real Estate	5,209			$5,209
Hedge Funds	28,358		6,526	21,832

Total	$144,644	$63,066	$54,537	$27,041

(1)
Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.

(2)
Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(3)
Some International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

(4)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(5)
Hedge funds consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAVs] calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

	Balance at December 31, 2008	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2009

Real Estate	$8,138	$(1,309)	$(1,620)	$—	$5,209
Alternative Investments	19,431	2,401	—	—	21,832

Total	$27,569	$1,092	$(1,620)	$—	$27,041

The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2010	$7,092
2011	7,637
2012	8,298
2013	8,884
2014	9,414
Thereafter	54,250

Total	$95,575

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $6.6 million in 2009, $6.1 million in 2008 and $5.1 million in 2007. At December 31, 2009, 2008 and 2007 approximately, 29.3%, 33.1% and 30.5%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $91 thousand in 2009, $99 thousand in 2008 and $124 thousand in 2007.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2,000 per plan year minimum. The annual bonus deferral percentage was amended to allow participants the ability to defer up to 85%, beginning with bonuses earned in 2007 and paid in 2008. The Company may make discretionary contributions to participant accounts. The Company currently plans to credit accounts of participants of long service to the Company with certain discretionary amounts ("Pension Plan Benefit Restoration Contributions") in lieu of benefits that previously accrued under the Company's Retirement Income Plan up to a maximum of $245,000. The Company intends to make Pension Plan Benefit Restoration Contributions under the Deferred Compensation Plan for five years. The first contribution was made in January 2007 for those participants who were employed for all of the 2006 plan year. Only employees with five full years of vested service on June 30, 2005 qualify for Pension Plan Benefit Restoration Contributions. Under the Deferred Compensation Plan, salary and bonus deferrals and Pension Plan

Benefit Restoration Contributions are fully vested. Any discretionary contributions are subject to vesting in accordance with the matching contribution vesting schedule set forth in the Rollins 401(k) Plan in which a participant participates.

Accounts will be credited with hypothetical earnings, and/or debited with hypothetical losses, based on the performance of certain "Measurement Funds." Account values are calculated as if the funds from deferrals and Company credits had been converted into shares or other ownership units of selected Measurement Funds by purchasing (or selling, where relevant) such shares or units at the current purchase price of the relevant Measurement Fund at the time of the participant's selection. Deferred Compensation Plan benefits are unsecured general obligations of the Company to the participants, and these obligations rank in parity with the Company's other unsecured and unsubordinated indebtedness. The Company has established a "rabbi trust," which it uses to voluntarily set aside amounts to indirectly fund any obligations under the Deferred Compensation Plan. To the extent that the Company's obligations under the Deferred Compensation Plan exceed assets available under the trust, the Company would be required to seek additional funding sources to fund its liability under the Deferred Compensation Plan.

Generally, the Deferred Compensation Plan provides for distributions of any deferred amounts upon the earliest to occur of a participant's death, disability, retirement or other termination of employment (a "Termination Event"). However, for any deferrals of salary and bonus (but not Company contributions), participants would be entitled to designate a distribution date which is prior to a Termination Event. Generally, the Deferred Compensation Plan allows a participant to elect to receive distributions under the Deferred Compensation Plan in installments or lump-sum payments.

At December 31, 2009 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $33.3 million. The estimated life insurance premium payments over the next five years are as follows:

(in thousands)

2010	$1,355
2011	159
2012	935
2013	845
2014	845

Total	$4,139

Total expense/(income) related to deferred compensation was $22 thousand, ($493) thousand and $10 thousand in 2009, 2008, and 2007, respectively. The Company had $6.8 million and $4.4 million in deferred compensation assets as of December 31, 2009 and 2008, respectively and $7.2 million and $4.9 million in deferred compensation liability as of December 31, 2009 and 2008, respectively. The amounts of assets and liabilities were marked to fair value.

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

For the year ended December 31, 2009, the Company issued approximately 0.2 million shares of common stock upon exercise of stock options by employees. For the year ended December 31, 2008, the Company issued approximately 0.3 million shares of common stock upon exercise of stock options by employees. In addition, the Company issued 0.5 million, 0.7 million and 0.4 million time lapse restricted shares for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2009, approximately 4.4 million shares of the Company's common stock were reserved for issuance. In accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." The Company uses the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for 2009, 2008 and 2007 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2009	2008	2007

Time Lapse Restricted Stock:
Pre-tax compensation expense	$5,800	$4,392	$2,841
Tax benefit	(2,233)	(1,700)	(1,088)

Restricted stock expense, net of tax	$3,567	$2,692	$1,753

Stock options:
Pre-tax compensation expense	$—	$—	$348
Tax benefit	—	—	(133)

Stock option expense, net of tax	$—	$—	$215

Total Share-Based Compensation:
Pre-tax compensation expense	$5,800	$4,392	$3,189
Tax benefit	(2,233)	(1,700)	(1,221)

Total share-based compensation expense, net of tax	$3,567	$2,692	$1,968

As of December 31, 2009, $19.9 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 3.9 years.

Option activity under the Company's stock option plan as of December 31, 2009, 2008 and 2007 and changes during the year ended December 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	2,676	$6.25	4.39	$22,715
Exercised	(1,646)	5.93
Forfeited	(40)	7.07

Outstanding at December 31, 2007	990	$6.75	3.80	$12,328
Exercised	(309)	6.12
Forfeited	(23)	5.73

Outstanding at December 31, 2008	658	$7.08	3.39	$7,236
Exercised	(220)	7.27
Forfeited	(3)	4.83

Outstanding at December 31, 2009	435	$7.00	2.44	$5,348

Exercisable at December 31, 2009	435	$7.00	2.44	$5,348

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $3.5 million and $15.1 million, respectively. Exercise of options during the years ended December 31, 2009, 2008 and 2007 resulted in cash receipts of $0.5 million, $0.3 million and $1.4 million, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2009, 2008 and 2007:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2006	1,055	$12.17
Forfeited	(31)	12.91
Vested	(174)	10.01
Granted	353	14.11

Unvested as of December 31, 2007	1,203	$13.02
Forfeited	(27)	14.21
Vested	(209)	12.34
Granted	668	16.96

Unvested as of December 31, 2008	1,635	$14.70
Forfeited	(17)	14.22
Vested	(274)	12.76
Granted	481	16.48

Unvested as of December 31, 2009	1,824	$15.46

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total

Balance at December 31, 2007	$(9,790)	$5,740	$(4,050)
Change during 2008:
Before-tax amount	(44,156)	(5,927)	(50,083)
Tax expense	17,072	2,303	19,375

	(27,084)	(3,624)	(30,708)

Balance at December 31, 2008	(36,874)	2,116	(34,758)

Change during 2009:
Before-tax amount	(23)	4,486	4,463
Tax benefit	9	(1,841)	(1,832)

	(14)	2,645	2,631

Balance at December 31, 2009	$(36,888)	$4,761	$(32,127)

14.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled less than $0.1 million for the years ended December 31, 2009 and 2007 and less than $0.2 million for each of the years ended December 31, 2008.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.8 million for the years ended December 31, 2009 and 2008 and $0.5 million for the year ended December 31, 2007.

All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

15.   UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth

2009
Revenues	$242,972	$284,567	$286,852	$259,567
Gross Profit (Revenues – Cost of Services Provided)	117,601	142,934	139,416	123,005
Net Income	15,808	25,482	22,733	19,961
Income per Share:

Income per Share – Basic	0.16	0.26	0.23	0.20
Income per Share – Diluted	0.16	0.26	0.23	0.20

2008
Revenues	$210,078	$284,499	$277,911	$248,076
Gross Profit (Revenues – Cost of Services Provided)	100,125	138,423	132,496	115,026
Net Income	13,839	22,738	19,804	12,553
Income per Share:

Income per Share – Basic	0.14	0.23	0.20	0.13
Income per Share – Diluted	0.14	0.23	0.20	0.13

16.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 26, 2010, approved a 28.6% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.09 per share will be payable March 10, 2010 to stockholders of record at the close of business February 10, 2010.

17.   SUBSEQUENT EVENTS

The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 25, 2010, there were no subsequent events that would affect its financial statements.

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

Based on management's evaluation as of December 31, 2009, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 37.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 21 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2010 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock" and "Election of Directors" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2010 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,259,879	$7.00	4,353,565
Equity compensation plans not approved by security holders	—	$—	—

Total	2,259,879	$7.00	4,353,565	(1)

(1)
Includes 4,353,565 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Independent Public Accountants" in the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.

  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2)(i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended.*
(2)(b)	Asset Purchase Agreement dated as of March 28, 2008 by and among Rollins HT, Inc., Centex Home Services, LLC, HomeTeam Pest Defense, Inc., and HomeTeam Pest Defense, LLC, incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated March 28, 2008.
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated October 23, 2007, incorporated herein by reference to Exhibit (3)(i) as filed with its Form 8-K dated October 23, 2007.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2)(ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(f)	Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.

(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(p)	Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its 8-K dated March 28, 2008.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 25, 2010	Date:	February 25, 2010

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, MD, Director
    Larry L. Prince, Director
    Glen W. Rollins, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 25, 2010

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2009, 2008 and 2007
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries(1)	Balance at End of Period

Year ended December 31, 2009
Allowance for doubtful accounts	$7,539	$9,638	$(8,505)	$8,672
Year ended December 31, 2008
Allowance for doubtful accounts	$6,668	$8,984	$(8,113)	$7,539
Year ended December 31, 2007
Allowance for doubtful accounts	$7,228	$5,915	$(6,475)	$6,668
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
(10)(f)
Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.

Exhibit Number	Exhibit Description
(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(p)
Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its 8-K dated March 28, 2008.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.