Form 10-Q
period 2010-03-31
ROLLINS INC
filed 2010-04-30
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10—Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Rollins, Inc. had 99,336,368 shares of its $1 par value Common Stock outstanding as of April 15, 2010.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(in thousands except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$14,149	$9,504
Trade receivables, short-term, net of allowance for doubtful accounts of $6,013 and $7,589, respectively	60,709	60,590
Accounts receivable - other, net	2,228	2,164
Materials and supplies	10,957	10,208
Deferred income taxes, net	25,760	25,839
Other current assets	11,842	12,225
Total Current Assets	125,645	120,530
Equipment and property, net	72,203	74,644
Goodwill	189,925	189,658
Customer contracts	117,130	121,176
Other intangible assets, net	24,575	24,785
Deferred income taxes	17,644	17,901
Trade receivables, long-term, net of allowance for doubtful accounts of $1,077 and $1,083, respectively	9,021	9,356
Other assets	9,190	8,446
Total Assets	$565,333	$566,496
LIABILITIES
Accounts payable	20,671	15,841
Accrued insurance	16,754	16,567
Accrued compensation and related liabilities	47,865	57,377
Unearned revenues	89,604	85,883
Accrual for termite contracts	3,443	3,382
Line of credit	15,000	30,000
Other current liabilities	31,526	23,703
Total current liabilities	224,863	232,753

Accrued insurance, less current portion	26,054	24,908
Accrual for termite contracts, less current portion	6,257	6,618
Accrued pension	14,731	14,895
Long-term accrued liabilities	21,765	22,756
Total Liabilities	293,670	301,930
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 99,336,368 and 98,904,349 shares issued, respectively	99,336	98,904
Paid in capital	22,638	22,655
Accumulated other comprehensive loss	(31,725)	(32,127)
Retained earnings	181,414	175,134
Total Stockholders’ Equity	271,663	264,566
Total Liabilities and Stockholders’ Equity	$565,333	$566,496

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands except share data)

(unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Customer services	$253,041	$242,972

COSTS AND EXPENSES
Cost of services provided	130,975	125,371
Depreciation and amortization	9,000	9,429
Sales, general and administrative	85,101	81,988
Gain on sales of assets	(186)	(5)
Interest expense, net	99	428
	224,989	217,211
INCOME BEFORE INCOME TAXES	28,052	25,761

PROVISION FOR INCOME TAXES
Current	10,384	9,256
Deferred	85	697
	10,469	9,953
NET INCOME	$17,583	$15,808
NET INCOME PER SHARE - BASIC	$0.18	$0.16
NET INCOME PER SHARE - DILUTED	$0.18	$0.16

Weighted average shares outstanding - basic	99,206	100,152
Weighted average shares outstanding - diluted	99,393	100,468
DIVIDENDS PAID PER SHARE	$0.09	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net Income	$17,583	$15,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,000	9,429
Provision for deferred income taxes	85	697
Provision for bad debts	170	658
Stock based compensation expense	1,875	1,450
Gain on sales of assets	(186)	(5)
Excess tax benefits from share-based payments	(389)	0
Other, net	(53)	5
Changes in assets and liabilities:
Trade accounts receivables	324	(623)
Accounts receivables - other	(64)	371
Materials and supplies	(666)	(699)
Other current assets	427	(799)
Other non-current assets	(643)	(420)
Accounts payable and accrued expenses	(2,634)	(8,577)
Unearned revenue	3,609	2,560
Accrued insurance	1,333	1,984
Accrual for termite contracts	(300)	(1,450)
Long-term accrued liabilities	(1,233)	247
Net cash provided by operating activities	28,238	20,636
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(624)	(1,463)
Purchases of equipment and property	(1,540)	(3,477)
Cash from sales of franchises	122	0
Proceeds from sales of assets	186	18
Net cash used in investing activities	(1,856)	(4,922)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(15,000)	(3,000)
Cash paid for common stock purchased	(4,462)	(10,244)
Dividends paid	(8,932)	(7,026)
Book overdrafts in bank accounts	6,000	6,000
Proceeds received upon exercise of stock options	242	92
Principal payments on capital lease obligations	(118)	(131)
Excess tax benefits from share-based payments	389	0
Net cash used in financing activities	(21,881)	(14,309)
Effect of exchange rate changes on cash	144	(164)
Net increase in cash and cash equivalents	4,645	1,241
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$14,149	$14,957
Supplemental disclosure of cash flow information
Cash paid for interest	$62	$371
Cash paid for income taxes	$1,691	$1,838

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2009		$98,904	$22,655	$(32,127)	$175,134	$264,566
Net Income	$17,583				17,583	17,583
Foreign currency translation adjustments	402			402		402
Comprehensive income	$17,985
Dividends paid					(8,932)	(8,932)
Common stock purchased and retired		(130)			(2,371)	(2,501)
Stock-based compensation		541	1,334			1,875
Common stock options exercised, net of shares surrendered		21	(1,740)			(1,719)
Excess tax benefit from share-based payments			389			389
Balance at March 31, 2010		$99,336	$22,638	$(31,725)	$181,414	$271,663

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

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, the results of its operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, his brother, Gary W. Rollins, who is the President, Chief Executive Officer and Chief Operating Officer, also a director of the Company, certain companies under their control, and the nephew of R. Randall Rollins and son of Gary W. Rollins, Glen W. Rollins, who is the Executive Vice President of Rollins, Inc. and a director of the Company, controls in excess of fifty percent of the Company’s voting power.

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

Cash and Cash Equivalents—The Company considers all investments with an original or purchased maturity of three months or less to be cash equivalents. Short-term investments, all of which are cash equivalents, are stated at cost, which approximates fair market value.  Cash and cash equivalents may exceed federally insured amounts.

Marketable Securities— From time to time, the Company maintains investments held by several large, well-capitalized financial institutions. The Company’s investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.  The Company’s marketable securities generally consist of United States government, corporate and municipal debt securities.

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at March 31, 2010 and December 31, 2009.

Goodwill and Other Intangible Assets - In accordance with FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for

ROLLINS, INC. AND SUBSIDIARIES

impairment annually or more frequently if events or circumstances indicate the assets might be impaired.  Such conditions may include an economic downturn or a change in the assessment of future operations.  The Company performs impairment tests of goodwill at the Company level.  Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value.  The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value.  The Company completed its most recent annual impairment analyses as of September 30, 2009.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets - In accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.

Franchising Program — Rollins wholly-owned subsidiary, Orkin, had 52 domestic franchises as of March 31, 2010.  Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years.  These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	At March 31,	At December 31,
(in thousands)	2010	2009
Notes receivable from Franchises	$3,465	$3,686

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.  The Company recognized a net gain for the sale of customer contracts for the quarters ended March 31, 2010 and March 31, 2009 due to customer adjustments.  These amounts are included as revenues in the accompanying Consolidated Statements of Income.

	Three Months Ended March 31,
(in thousands)	2010	2009
Sale of customer contracts (gain)/loss	$(1)	$(2)

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position.

	At March 31,	At December 31,
(in thousands)	2010	2009
Deferred franchise fees	$2,305	$2,305

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues as earned on a monthly basis.

	Three Months Ended March 31,
(in thousands)	2010	2009
Revenue from franchises	$806	$707

As of March 31, 2010 and 2009, Orkin had 15 and 11 international franchises, respectively.  Orkin’s international franchise program began with its first international franchise in Mexico established in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises aggregated $1.2 million and $1.4 million at March 31, 2010 and December 31, 2009, respectively.

ROLLINS, INC. AND SUBSIDIARIES

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

Consolidated Net Revenues
(in thousands)

	2010	2009	2008
First Quarter	$253,041	$242,972	$210,078
Second Quarter	N/A	284,567	284,499
Third Quarter	N/A	286,852	277,911
Fourth Quarter	N/A	259,567	248,076
Year ended December 31,	$ N/A	$1,073,958	$1,020,564

NOTE 2.                RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently Adopted Accounting Pronouncements

ROLLINS, INC. AND SUBSIDIARIES

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in its first quarter of 2010.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2010 to April 30, 2010 that the Company has not yet been required to adopt, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3.                ACQUISITIONS

The Company made several acquisitions during the three month periods ended March 31, 2010 and 2009, none of which are considered material in nature individually or in total.

NOTE 4.                DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of March 31, 2010, borrowings of $15.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility. The Company maintains approximately $36.3 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of March 31, 2010, the additional rate allocated was 0.50%.

ROLLINS, INC. AND SUBSIDIARIES

As of March 31, 2010, the effective interest rate on the outstanding borrowing under the line of credit was 0.82%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at March 31, 2010 and expects to maintain compliance throughout 2010.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 5.                EARNINGS PER SHARE

In accordance with FASB ASC No. 260, “Earnings Per Share”, the Company presents basic EPS and diluted EPS under the two-class method presented below (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income	$17,583	$15,808
Less: Dividends paid
Common Stock	(8,746)	(6,895)
Restricted shares of common stock	(186)	(131)
Undistributed earnings for the period	$8,651	$8,782

Allocation of undistributed earnings:
Common stock	$8,477	$8,622
Restricted shares of common stock	174	160

Diluted allocation of undistributed earnings:
Common stock	$8,478	$8,623
Restricted shares of common stock	173	159

Basic shares outstanding:
Common stock	97,213	98,332
Restricted shares of common stock	1,993	1,820
	99,206	100,152
Diluted shares outstanding:
Common stock	97,213	98,332
Dilutive effect of stock options	187	316
	97,400	98,648
Restricted shares of common stock	1,993	1,820
	99,393	100,468

Basic earnings per share
Common stock:
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16
Restricted shares of common stock
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16
Total shares of common stock
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16
Diluted earning per share:
Common stock:
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16
Restricted shares of common stock
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16
Total shares of common stock
Distributed earnings	$0.09	$0.07
Undistributed earnings	0.09	0.09
	$0.18	$0.16

ROLLINS, INC. AND SUBSIDIARIES

During the first quarter ended March 31, 2010, the Company repurchased 130,100 shares of its $1 par value common stock at a weighted average price of $19.23 per share compared to 603,400 shares purchased at a weighted average price of $15.19 per share for the same period in 2009.  In addition, during the first quarter ended March 31, 2010, approximately 158,000 shares of common stock were issued upon exercise of stock options by employees.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 2.8 million additional shares may be purchased under its share repurchase program.

NOTE 6.                FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of March 31, 2010, borrowings of $15.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility.  The fair value of outstanding borrowings at March 31, 2010 was approximately $14.7 million.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at March 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$395	$395
Available for sale securities	94	94
Life insurance	8,546		$8,546
Total	$9,035	$489	$8,546	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$817	$817
Available for sale securities	144	144
Life insurance	7,330		$7,330
Sub-Total	$8,291	$961	$7,330	$—
Payables	(22)	(22)
Total	$8,269	$939	$7,330	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Rule 2a-7 Money Market Funds.

The marketable securities classified as available-for-sale and the securities held in the deferred compensation plan are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

Life insurance is used to fund the non-qualified deferred compensation plan.  The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency.  The carrying amount of life insurance contracts is assumed to be reasonable fair value.  Life insurance contracts are carried on the balance sheet at their redemption value as of March 31, 2010 and December 31, 2009.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.  Changes in cash surrender value are recorded in operating expense and were not significant for the three month periods ended March 31, 2010 or 2009.

NOTE 7.                GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $189.9 million as of March 31, 2010 and $189.7 million as of December 31, 2009.  Goodwill generally increases due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign

ROLLINS, INC. AND SUBSIDIARIES

currency translations.  The carrying amount of goodwill in foreign countries was $9.3 million as of March 31, 2010 and $9.0 million as of December 31, 2009.

The changes in the carrying amount of goodwill for the three months ended March 31, 2010, are as follows:

(in thousands)
Balance as of January 1, 2010	$189,658
Goodwill adjustments due to currency translation	267
Goodwill as of March 31, 2010	$189,925

NOTE 8.                CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

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

	At March 31,	At December 31,
(in thousands)	2010	2009
Customer Contracts	$206,320	$206,215
Less: Accumulated amortization	(89,190)	(85,039)
Customer contracts, net	$117,130	$121,176

The carrying amount of customer contracts in foreign countries was $4.2 million as of March 31, 2010 and $3.8 million as of December 31, 2009.

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

Other intangible assets include non-compete agreements, patents and trade names.  Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.  The carrying amount and accumulated amortization for other intangible assets were as follows:

	At March 31,	At December 31,
(in thousands)	2010	2009
Other intangible assets	$34,901	$34,655
Less: Accumulated amortization	(10,326)	(9,870)
Other intangible assets, net	$24,575	$24,785

Total amortization expense was approximately $5.0 million and $5.4 for the three months ended March 31, 2010 and 2009, respectively, and $21.3 million for the year ended December 31, 2009.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.                 CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  The cases originate in California and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and had been scheduled for a class certification hearing on June 17, 2010, but the hearing has been continued and a new date has not been scheduled.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and recently served and has not been scheduled for a class certification hearing.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.   The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 10.               STOCKHOLDERS’ EQUITY

During the first quarter ended March 31, 2010, the Company repurchased 130,100 shares of its $1 par value common stock at a weighted average price of $19.23 per share compared to 603,400 shares purchased at a weighted average price of $15.19 per share for the same period in 2009.  In addition, during the first quarter ended March 31, 2010, approximately 158,000 shares of common stock were issued upon exercise of stock options by employees.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 2.8 million additional shares may be purchased under its share repurchase program.

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

During the first quarter ended March 31, 2010 and 2009, approximately 158,000 and 38,000 shares, respectively, of common stock were issued upon exercise of stock options by employees.

The Company’s only remaining options outstanding at March 31, 2010 are the grants issued during the first quarter of 2003 which expire in 2013.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At March 31, 2010 approximately 3.8 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
	2010	2009
Time lapse restricted stock:
Pre-tax compensation expense	$1,875	$1,450
Tax benefit	(700)	(558)
Total share-based compensation expense, net of tax	$1,175	$892

Options activity outstanding under the Company’s stock option plan as of March 31, 2010 and changes during the three months ended March 31, 2010, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	435	$7.00	2.44	$5,348
Exercised	(158)	6.07	n/a	n/a
Forfeited	0	0	n/a	n/a
Outstanding at March 31, 2010	278	7.53	1.54	3,933
Exercisable at March 31, 2010	278	$7.53	1.54	$3,933

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter ended March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three month periods ended March 31, 2010 and March 31, 2009 was $2.4 million and $0.4 million, respectively. Exercise of options through the first quarter ended March 31, 2010 and 2009 resulted in cash receipts of $0.2 million and $0.1 million, respectively.  The Company recognized a tax benefit of approximately $389 thousand during the quarter ended March 31, 2010, which has been recorded as an increase to paid-in capital, and did not recognize a tax benefit for the quarter ended March 31, 2009 related to the exercise of employee stock options.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2010:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2009	1,824	$15.46
Forfeited	(25)	15.40
Vested	(296)	14.37
Granted	566	18.38
Unvested Restricted Stock Units at March 31, 2010	2,069	$16.42

ROLLINS, INC. AND SUBSIDIARIES

At March 31, 2010 and December 31, 2009, the Company had $28.0 million and $19.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 3.5 years and 3.9 years, respectively.

NOTE 11.               COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

	Three months ended
	March 31,
(in thousands)	2010	2009
Comprehensive (loss) income:
Net income	$17,583	$15,808
Other comprehensive income (loss), net of taxes:
Foreign currency translation	402	(318)
Total comprehensive income	$17,985	$15,490

NOTE  12.              ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC No. 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Beginning balance	$10,000	$14,300
Current year provision	945	2,248
Settlements, claims and expenditures	(1,245)	(6,548)
Ending balance	$9,700	$10,000

NOTE 13.           PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC No. 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Cost

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Interest cost	$2,346	$2,383
Expected return on plan assets	(2,789)	(2,743)
Amortization of net loss	278	240
Net periodic benefit cost (Gain)	$(165)	$(120)

During the three months ended March 31, 2010, the Company did not make a contribution to its defined benefit retirement plan (the “Plan”).  The Company and Management are considering making a contribution to the Plan of $5.0 million during the fiscal year ending December 31, 2010.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 14.         PERIODIC INCOME TAX RATE

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company, adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

The Company is under audit in various state jurisdictions and has received notice from a jurisdiction proposing adjustments to income. The Company is currently evaluating those adjustments and believes those adjustments are without merit and plans to vigorously defend itself.  The Company does not believe that the matter will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of this matter, however unlikely, could result in a charge that might be significant.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 28, 2010, Rollins, Inc. reported its 16th consecutive quarter of improved earnings of $17.6 million for the quarter ended March 31, 2010, as compared to $15.8 million for the prior year quarter, an 11.2% improvement.  Revenues increased 4.1% to $253.0 million for the quarter as compared to $243.0 million for the prior year quarter.  Earnings for the quarter ended March 31, 2010 were $0.18 per diluted share, a 12.5% improvement over the $0.16 per diluted share reported the prior year quarter.

Rollins continues to be financially solid generating $28.2 million in cash from operations year to date.  The Company has paid back, as of March 31, 2010, $75.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition.  In addition, the Company repurchased 130,100 shares of common stock at a weighted average price of $19.23 per share during the first quarter.  In total, approximately 2.8 million additional shares may be repurchased under the Company’s share purchase program.

The Board of Directors, at its quarterly meeting on January 26, 2010, approved a 28.6% increase in the Company’s quarterly dividend to a cash dividend of $0.09 per share.  This marked the eighth consecutive year the Board has increased its dividend a minimum of 12% or greater.

Results of Operations

The Company reported its 16th consecutive quarter of improved earnings with revenues rising to $253.0 million for the first quarter ended March 31, 2010 over first quarter last year with growth in all service lines.

	Three Months Ended March 31,		%Better/ (worse) as compared to same quarter in
(in thousands)	2010	2009	prior year
Revenues	$253,041	$242,972	4.1%
Cost of services provided	130,975	125,371	(4.5)
Depreciation and amortization	9,000	9,429	4.5
Sales, general and administrative	85,101	81,988	(3.8)
Gain on sale of assets	(186)	(5)	N/M
Interest (income)/expense	99	428	76.9
Income before income taxes	28,052	25,761	8.9
Provision for income taxes	10,469	9,953	(5.2)
Net Income	$17,583	$15,808	11.2%

ROLLINS, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues for the first quarter ended March 31, 2010 increased $10.1 million to $253.0 million or 4.1% compared to $243.0 million for the quarter ended March 31, 2009.

Commercial pest control continues to be the largest and fastest growing part of Rollins’ business.  Commercial pest control represents over 40% of the Company’s revenues during the first quarter ended March 31, 2010 and grew 6.6% for the quarter compared to the quarter ended March 31, 2009.  The Company has expanded its sales staff and enjoyed a very strong quarter in local commercial sales and national account sales while showing an improvement in customer retention.  Commercial fumigations, a relatively small part of the Company’s commercial business, were up 2.5% for the quarter.

Residential pest control service which represents approximately 38% of Rollins’ revenues increased 2.5% during the quarter compared to the same period in 2009.  Residential leads were up for the quarter while customer retention improved 10%.

Termite service revenue, which is approximately 18% of Rollins’ business for the first quarter ended March 31, 2010, increased 2.1% compared to the same period in 2009.  The improvement this year came from continued growth in traditional completions and some additional pretreats while bait monitoring and contract renewals were basically flat.

Foreign operations accounted for approximately 7% and 6% of total revenues during the first quarter of 2010 and 2009, respectively.  Translation of Foreign currency to United States dollars increased revenues by 1% for the quarter ended March 31, 2010 compared to the same period in 2009 primarily in the Company’s Canadian commercial pest control offering.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
	2010	2009	2008
First Quarter	$253,041	$242,972	$210,078
Second Quarter	N/A	284,567	284,499
Third Quarter	N/A	286,852	277,911
Fourth Quarter	N/A	259,567	248,076
Year ended December 31,	$ N/A	$1,073,958	$1,020,564

Cost of Services provided for the first quarter ended March 31, 2010 increased $5.6 million or 4.5%, compared to the quarter ended March 31, 2009. Gross margin for the quarter decreased to 48.2% for the first quarter versus 48.4 % in the prior year. Increases in cost of fuel and in personnel related costs, group health and employment taxes, offset improvements in productivity.

Depreciation and Amortization expenses for the first quarter ended March 31, 2010 decreased $0.4 million, a decrease of 4.5% to $9.0 million from $9.4 million for the prior year quarter ended March 31, 2009.  Depreciation was $4.0 million and amortization of intangible assets was $5.0 million for the quarter ended March 31, 2010.  Amortization of intangible assets decreased $0.5 million compared to the prior year first quarter as amortization of customer contracts from the Company’s wholly-owned subsidiary, Orkin, LLC’s 1999 acquisition of PCO Canada are now fully amortized.

Sales, General and Administrative Expenses for the first quarter ended March 31, 2010 increased $3.1 million or 3.8%, to 33.6% of revenues, decreasing 10 basis points from 33.7% for the first quarter ended March 31, 2009.  The increase in total dollars reflects primarily increases in personnel related expenses, professional services and fuel expense.

Interest (Income)/Expense for the first quarter ended March 31, 2010 decreased to $0.1 million expense, compared to $0.4 million for the first quarter ended March 31, 2009.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam.

Income Taxes for the first quarter ended March 31, 2010 increased to $10.5 million, a 5.2% increase from $10.0 million reported first quarter 2009, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.3%

ROLLINS, INC. AND SUBSIDIARIES

for the first quarter ended March 31, 2010 versus 38.6% for the first quarter ended March 31, 2009, primarily due to differences in state tax rates.

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

ROLLINS, INC. AND SUBSIDIARIES

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets for 2010 remains the same as its 2009 actual return on plan assets at 7 percent.

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

At December 31, 2009, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive income decreased stockholders’ equity by $458 thousand before tax.

Liquidity and Capital Resources

Cash and Cash Flow

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$28,238	$20,636
Net cash used in investing activities	(1,856)	(4,922)
Net cash used in financing activities	(21,881)	(14,309)
Effect of exchange rate changes on cash	144	(164)
Net increase in cash and cash equivalents	4,645	1,241
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$14,149	$14,957

ROLLINS, INC. AND SUBSIDIARIES

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $28.2 million for the three months ended March 31, 2010, compared with cash provided by operating activities of $20.6 million for the same period in 2009.

The Company and management are considering making a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million during fiscal 2010.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $1.5 million in capital expenditures during the first three months ended March 31, 2010, compared to $3.5 million during the same period in 2009, and expects to invest approximately $12.0 million for the remainder of 2010. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the first three months ended March 31, 2010, the Company made expenditures for acquisitions totaling $0.6 million, compared to $1.5 million during the same period in 2009.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $8.9 million was paid in cash dividends ($0.09 per share) during the first three months of 2010, compared to $7.0 million or ($0.07 per share) during the same period in 2009.  The Company repurchased 0.1 million shares during the first three months of 2010 of its $1 par value common stock at a weighted average price of $19.23.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 2.8 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of March 31, 2010, includes short-term unearned revenues of $89.6 million dollars, representing almost 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $14.1 million of total cash at March 31, 2010, includes approximately $1.0 million invested in various money market funds. The remaining $13.1 million of cash at March 31, 2010 is primarily cash held at various banking institutions. Approximately $5.3 million is held in cash accounts at international bank institutions and the remaining $7.8 million is primarily held in non-interest-bearing accounts at various domestic banks. Late in 2008 and later updated in August 2009, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage (above the current $250,000 level) on non-interest bearing accounts, which currently will be in effect until June 30, 2010. Some of the domestic banks where our balances exceed $250,000 chose to opt out of this program, effective January 1, 2010.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of March 31, 2010, borrowings of $15.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility.  The Company maintains approximately $36.3 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature in 2010.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                  the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing or a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%; or

•                  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of March 31, 2010, the additional rate allocated was 0.50%.

ROLLINS, INC. AND SUBSIDIARIES

As of March 31, 2010, the effective interest rate on the outstanding borrowing under the line of credit was 0.82%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at March 31, 2010 and expects to maintain compliance throughout 2010.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California) and Douglas F. Bracho v. Orkin, Inc. (pending in the Superior Court of Orange County, California).  The Maciel v. Orkin case had been scheduled for a class certification hearing on June 17, 2010, but the hearing has been continued and a new date has not been scheduled.  The Bracho case was recently filed and served and has not been scheduled for a class certification hearing.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  The Flood lawsuit has not been scheduled for a class certification hearing.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 9 to the accompanying financial statements.

New Accounting Standards

Recently Adopted Accounting Pronouncements

ROLLINS, INC. AND SUBSIDIARIES

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in its first quarter of 2010.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2010 to April 30, 2010 that the Company has not yet been required to adopt, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s expectation to maintain compliance with debt covenants; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2010 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; the Company’s belief that it will maintain compliance with debt covenants in 2010; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The Company does not undertake to update its forward looking statements.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2009.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2010 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 9 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2010 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
January 1 to 31, 2010	975	$18.76	0	2,951,591
February 1 to 28, 2010	149,537	19.48	130,100	2,821,491
March 1 to 31, 2010	12,783	22.30	0	2,821,491
Total	163,295	$19.69	130,100	2,821,491

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  January 2010:  975; February 2010: 19,437; March 2010: 12,783.

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

ROLLINS, INC.
(Registrant)

Date: April 30, 2010	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: April 30, 2010	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)