Form 10-Q
period 2010-06-30
ROLLINS INC
filed 2010-07-30
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Rollins, Inc. had 98,559,008 shares of its $1 par value Common Stock outstanding as of July 15, 2010.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$19,286	$9,504
Trade receivables, short-term, net of allowance for doubtful accounts of $6,333 and $7,589, respectively	71,494	60,590
Accounts receivable - other, net	3,621	2,164
Materials and supplies	11,122	10,208
Deferred income taxes, net	26,190	25,839
Other current assets	14,597	12,225
Total Current Assets	146,310	120,530
Equipment and property, net	71,260	74,644
Goodwill	189,668	189,658
Customer contracts	113,859	121,176
Other intangible assets, net	24,531	24,785
Deferred income taxes	17,332	17,901
Trade receivables, long-term, net of allowance for doubtful accounts of $1,121 and $1,083, respectively	10,578	9,356
Other assets	8,869	8,446
Total Assets	$582,407	$566,496
LIABILITIES
Accounts payable	17,599	15,841
Accrued insurance	15,848	16,567
Accrued compensation and related liabilities	55,966	57,377
Unearned revenues	93,450	85,883
Accrual for termite contracts	3,785	3,382
Line of credit	25,000	30,000
Other current liabilities	25,822	23,703
Total current liabilities	237,470	232,753

Accrued insurance, less current portion	27,850	24,908
Accrual for termite contracts, less current portion	5,715	6,618
Accrued pension	13,919	14,895
Long-term accrued liabilities	21,883	22,756
Total Liabilities	306,837	301,930
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 98,559,008 and 98,904,349 shares issued, respectively	98,559	98,904
Paid in capital	24,263	22,655
Accumulated other comprehensive loss	(32,149)	(32,127)
Retained earnings	184,897	175,134
Total Stockholders’ Equity	275,570	264,566
Total Liabilities and Stockholders’ Equity	$582,407	$566,496

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in thousands except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Customer services	$298,803	$284,567	$551,844	$527,539

COSTS AND EXPENSES
Cost of services provided	148,428	141,633	279,403	267,004
Depreciation and amortization	8,967	9,374	17,967	18,803
Sales, general and administrative	96,772	91,806	181,873	173,794
(Gain)/loss on sales of assets	191	(18)	5	(23)
Interest expense, net	66	259	165	687
	254,424	243,054	479,413	460,265
INCOME BEFORE INCOME TAXES	44,379	41,513	72,431	67,274
PROVISION FOR INCOME TAXES
Current	16,532	15,189	26,916	24,445
Deferred	147	842	232	1,539
	16,679	16,031	27,148	25,984
NET INCOME	$27,700	$25,482	$45,283	$41,290
NET INCOME PER SHARE - BASIC	$0.28	$0.26	$0.46	$0.41
NET INCOME PER SHARE - DILUTED	$0.28	$0.26	$0.46	$0.41

Weighted average shares outstanding - basic	99,044	99,581	99,125	99,865
Weighted average shares outstanding - diluted	99,199	99,889	99,295	100,176
DIVIDENDS PAID PER SHARE	$0.09	$0.07	$0.18	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net Income	$45,283	$41,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,967	18,803
Provision for deferred income taxes	232	1,539
Provision for bad debts	2,197	3,120
Stock based compensation expense	4,221	2,900
(Gain)/loss on sales of assets	5	(23)
Excess tax benefits from share-based payments	(448)	(93)
Other, net	(188)	18
Changes in assets and liabilities:
Trade accounts receivables	(14,199)	(13,070)
Accounts receivables - other	(1,471)	(130)
Materials and supplies	(911)	(184)
Other current assets	(2,376)	1,054
Other non-current assets	(395)	(825)
Accounts payable and accrued expenses	1,958	1,891
Unearned revenue	7,559	6,900
Accrued insurance	2,223	3,228
Accrual for termite contracts	(500)	(2,650)
Pension funding	(638)	—
Long-term accrued liabilities	(1,482)	327
Net cash provided by operating activities	59,037	64,095
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(2,173)	(3,043)
Purchases of equipment and property	(4,522)	(6,123)
Cash from sales of franchises	130	9
Proceeds from sales of assets	1	36
Net cash used in investing activities	(6,564)	(9,121)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(5,000)	(10,000)
Cash paid for common stock purchased	(21,323)	(22,375)
Dividends paid	(17,856)	(13,996)
Book overdrafts in bank accounts	1,000	0
Proceeds received upon exercise of stock options	251	92
Principal payments on capital lease obligations	(157)	(265)
Excess tax benefits from share-based payments	448	93
Net cash used in financing activities	(42,637)	(46,451)
Effect of exchange rate changes on cash	(54)	336
Net increase in cash and cash equivalents	9,782	8,859
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$19,286	$22,575
Supplemental disclosure of cash flow information
Cash paid for interest	$100	$783
Cash paid for income taxes	$30,116	$17,573

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2009		$98,904	$22,655	$(32,127)	$175,134	$264,566
Net Income	$45,283	—	—	—	45,283	45,283
Foreign currency translation adjustments	(22)	—	—	(22)	—	(22)
Comprehensive income	$45,261	—	—	—	—	—
Dividends paid		—	—	—	(17,856)	(17,856)
Common stock purchased and retired		(887)	—	—	(17,664)	(18,551)
Stock-based compensation		556	3,665	—	—	4,221
Common stock options exercised, net of shares surrendered		(14)	(2,505)	—	—	(2,519)
Excess tax benefit from share-based payments		—	448	—	—	448
Balance at June 30, 2010		$98,559	$24,263	$(32,149)	$184,897	$275,570

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.             BASIS OF PREPARATION AND OTHER

Basis of Preparation - The consolidated financial statements included herein have been prepared by Rollins, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. These consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC 810 and Rule 3A-02(a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any interest in other investees, joint ventures, or other variable interest entities that require consolidation under ASC No. 810.

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

In excess of fifty percent of the Company’s voting power is controlled by a group that includes (i) the Company’s Chairman of the Board, R. Randall Rollins, (ii) his brother, Gary W. Rollins, who is the President, Chief Executive Officer and Chief Operating Officer, and a director of the Company, (iii) certain companies under their control, (iv) and Glen Rollins, who is the nephew of R. Randall Rollins and son of Gary W. Rollins, the Executive Vice President of Rollins, Inc. and a director of the Company.

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at June 30, 2010 and December 31, 2009.

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

Franchising Program — Rollins wholly-owned subsidiary, Orkin, had 54 domestic franchises as of June 30, 2010.  Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years.  These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

	At June 30,	At December 31,
(in thousands)	2010	2009
Notes receivable from Franchises	$3,827	$3,686

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured.  Net gain/(loss) for the sale of customer contracts which are included as revenues in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Sale of customer contracts (gain)/loss	$228	$(8)	$227	$(11)

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

	At June 30,	At December 31,
(in thousands)	2010	2009
Deferred franchise fees	$2,408	$2,305

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue from franchises	$954	$788	$1,760	$1,495

As of June 30, 2010 and 2009, Orkin had 16 and 12 international franchises, respectively.  Orkin’s international franchise program began with its first international franchise in Mexico established in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

The Company’s maximum exposure to loss relating to the franchises (notes receivable less deferred franchise fees) aggregated $1.4 million, $1.4 million and $1.8 million at June 30, 2010, December 31, 2009 and June 30, 2009 respectively.

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

Consolidated Net Revenues

(in thousands)

	2010	2009	2008
First Quarter	$253,041	$242,972	$210,078
Second Quarter	298,803	284,567	284,499
Third Quarter	N/A	286,852	277,911
Fourth Quarter	N/A	259,567	248,076
Year ended December 31,	$ N/A	$1,073,958	$1,020,564

NOTE 2.             RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company’s consolidated financial statements.

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

There were various other accounting standards and interpretations issued during 2009 and 2010 to July 31, 2010 that the Company has not yet been required to adopt, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3.             ACQUISITIONS

The Company made several acquisitions during the first six months ended June 30, 2010 and 2009, none of which are considered material in nature individually or in total.

Subsequent to the closing of the Company’s second quarter 2010, Rollins announced that it had signed a definitive agreement to acquire Waltham Services, Inc.  Established in 1893, Waltham is a leading New England pest control company.  Ranked the 33rd largest company in the industry prior to the acquisition, Waltham Services has annual revenues exceeding $17 million prior to the acquisition.  The Company expects this acquisition to close effective August 1, 2010.  Waltham will operate independently to preserve its successful brand, loyal customers and employees.

NOTE 4.             DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2010, borrowings of $25.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility. The Company maintains approximately $30.3 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                                          the Base Rate, which is the greater of (i) SunTrust Bank’s “prime rate” for the day of the borrowing, (ii) a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% and (iii) the adjusted LIBOR determined on a daily basis for an interest period of one month; or

•                                          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of June 30, 2010, the additional rate allocated was 0.50%.

As of June 30, 2010, the effective interest rate on the outstanding borrowing under the line of credit was 0.85%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at June 30, 2010 and expects to maintain compliance throughout 2010.

NOTE 5.     EARNINGS PER SHARE

In accordance with FASB ASC No. 260, “Earnings Per Share”, the Company presents basic EPS and diluted EPS under the two-class method presented below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$27,700	$25,482	$45,283	$41,290
Less: Dividends paid
Common Stock	(8,764)	(6,860)	(17,510)	(13,755)
Restricted shares of common stock	(159)	(110)	(345)	(241)
Undistributed earnings for the period	$18,777	$18,512	$27,428	$27,294

Allocation of undistributed earnings:
Common stock	$18,402	$18,167	$26,879	$26,792
Restricted shares of common stock	375	345	549	502

Diluted allocation of undistributed earnings:
Common stock	$18,403	$18,168	$26,880	$26,793
Restricted shares of common stock	374	344	548	501

Basic shares outstanding:
Common stock	97,068	97,727	97,140	98,028
Restricted shares of common stock	1,976	1,854	1,985	1,837
	99,044	99,581	99,125	99,865
Diluted shares outstanding:
Common stock	97,068	97,727	97,140	98,028
Dilutive effect of stock options	155	308	170	311
	97,223	98,035	97,310	98,339
Restricted shares of common stock	1,976	1,854	1,985	1,837
	99,199	99,889	99,295	100,176

Basic earnings per share
Common stock:
Distributed earnings	$0.09	$0.07	$0.18	$0.14
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.28	$0.26	$0.46	$0.41
Restricted shares of common stock
Distributed earnings	$0.08	$0.06	$0.17	$0.13
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.27	$0.25	$0.45	$0.40
Total shares of common stock
Distributed earnings	$0.09	$0.07	$0.18	$0.14
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.28	$0.26	$0.46	$0.41
Diluted earning per share:
Common stock:
Distributed earnings	$0.09	$0.07	$0.18	$0.14
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.28	$0.26	$0.46	$0.41
Restricted shares of common stock
Distributed earnings	$0.08	$0.06	$0.17	$0.13
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.27	$0.25	$0.45	$0.40
Total shares of common stock
Distributed earnings	$0.09	$0.07	$0.18	$0.14
Undistributed earnings	0.19	0.19	0.28	0.27
	$0.28	$0.26	$0.46	$0.41

NOTE 6. FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of June 30, 2010, borrowings of $25.0 million were outstanding under the line of credit and no borrowings under the swingline subfacility.  The fair value of outstanding borrowings at June 30, 2010 was approximately $24.5 million.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at June 30, 2010.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$535	$535	—	—
Available for sale securities	108	108	—	—
Total	$643	$643	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$817	$817	—	—
Available for sale securities	144	144	—	—
Sub-Total	$961	$961	$—	$—
Payables	(22)	(22)	—	—
Total	$939	$939	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Rule 2a-7 Money Market Funds.

The marketable securities classified as available-for-sale are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

Life insurance is used to fund the non-qualified deferred compensation plan.  The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency.  The carrying amount of life insurance contracts is assumed to be reasonable fair value.  Life insurance contracts are carried on the balance sheet at their redemption value as of June 30, 2010 and December 31, 2009.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.  Changes in cash surrender value are recorded in operating expense and were not significant for the six month periods ended June 30, 2010 or 2009.

NOTE 7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $189.7 million as of June 30, 2010 and December 31, 2009.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.0 million as of June 30, 2010 and December 31, 2009.

The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows:

(in thousands)
Balance as of December 31, 2009	$189,658
Goodwill adjustments due to currency translation	10
Goodwill as of June 30, 2010	$189,668

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

	At June 30,	At December 31,
(in thousands)	2010	2009
Customer Contracts	$206,444	$206,215
Less: Accumulated amortization	(92,585)	(85,039)
Customer contracts, net	$113,859	$121,176

The carrying amount of customer contracts in foreign countries was $3.9 million as of June 30, 2010 and $3.8 million as of December 31, 2009.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2010	$19,815
2011	$19,606
2012	$18,285
2013	$17,406
2014	$14,399

Other intangible assets include non-compete agreements, patents and trade names.  Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.  The carrying amount and accumulated amortization for other intangible assets were as follows:

	At June 30,	At December 31,
(in thousands)	2010	2009
Other intangible assets	$34,946	$34,655
Less: Accumulated amortization	(10,415)	(9,870)
Other intangible assets, net	$24,531	$24,785

Total amortization expense was approximately $9.9 million and $10.8 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 9.                 CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.; Khan V. Orkin, Inc., et.al.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  The cases originate in California and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and recently served and has not been scheduled for a class certification hearing.  The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 10.               STOCKHOLDERS’ EQUITY

During the second quarter ended June 30, 2010, the Company repurchased 756,828 shares of its $1 par value common stock at a weighted average price of $21.21 per share with a total of 886,928 shares repurchased during the six months ended June 30, 2010 at a weighted average of $20.92 per share compared to 700,400 at a weighted average price of $16.90 per share with a total of 1,303,800 shares repurchased during the six months ended June 30, 2009 at a weighted average of $16.11 per share.

Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 2.1 million additional shares may be purchased under its share repurchase program.

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

During the second quarter ended June 30, 2010, approximately 1,100 shares of common stock were issued upon exercise of stock options by employees with approximately 34,000 shares of common stock issued upon exercise of stock options by employees for the quarter ended June 30, 2009.  In total for the six months ended June 30, 2010, approximately 159,000 shares of common stock were issued upon exercise of stock options by employees and approximately 71,000 shares of common stock issued upon exercise of stock options by employees for the six months ended June 30, 2009.

The Company’s only remaining options outstanding at June 30, 2010 are the grants issued during the first quarter of 2003 which expire in 2013.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At June 30, 2010 approximately 3.8 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Time lapse restricted stock:
Pre-tax compensation expense	$2,346	$1,450	$4,221	$2,900
Tax benefit	(903)	(558)	(1,625)	(1,116)
Restricted stock expense, net of tax	$1,443	$892	$2, 596	$1,784

Options activity outstanding under the Company’s stock option plan as of June 30, 2010 and changes during the six months ended June 30, 2010, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	435	$7.00	2.44	$5,348
Exercised	(159)	6.08	n/a	n/a
Outstanding at June 30, 2010	277	7.52	2.29	3,644
Exercisable at June 30, 2010	277	$7.52	2.29	$3,644

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter ended June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and June 30, 2009 was $2.4 million and $0.8 million, respectively. Exercise of options through the second quarter ended June 30, 2010 and 2009 resulted in cash receipts of $0.3 million and $0.1 million, respectively.  The Company recognized a tax benefit of approximately $59 thousand during the quarter ended June 30, 2010, which has been recorded as an increase to paid-in capital, and recognized a tax benefit of $93 thousand for the quarter ended June 30, 2009 related to the exercise of employee stock options.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2010:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2009	1,824	$15.46
Forfeited	(25)	15.40
Vested	(444)	14.26
Granted	581	18.48
Unvested Restricted Stock Units at June 30, 2010	1,936	$16.64

At June 30, 2010 and December 31, 2009, the Company had $26.0 million and $19.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.3 years and 3.9 years, respectively.

NOTE 11.               COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

	Three Months Ended		Six Months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Comprehensive (loss) income:
Net income	$27,700	$25,482	$45,283	$41,290
Foreign currency translation	(424)	(1,249)	(22)	931
Total comprehensive income	$27,276	$26,731	$45,261	$42,221

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

A reconciliation of the beginning and ending balances of the accrual for termite contracts is as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Beginning balance	$10,000	$14,300
Current year provision	2,497	2,248
Settlements, claims and expenditures	(2,997)	(6,548)
Ending balance	$9,500	$10,000

NOTE 13.           PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC No. 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Cost

	Three Months Ended		Six Months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest cost	$2,346	$2,383	$4,692	$4,766
Expected return on plan assets	(2,789)	(2,743)	(5,578)	(5,486)
Amortization of net loss	278	240	556	480
Net periodic benefit cost (Gain)	$(165)	$(120)	$(330)	$(240)

During the six months ended June 30, 2010, the Company made contributions to its defined benefit retirement plan (the “Plan”) of $0.6 million.  The Company and management are considering making another contribution to the Plan of $5.0 million during the fiscal year ending December 31, 2010.

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

The tax rate for the three months ended June 30, 2010 and 2009 were 37.6% and 38.6% respectively.  The tax rate for the six months ended June 30, 2010 and 2009 were 37.5% and 38.6% respectively.

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

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 28, 2010, Rollins, Inc. reported its 17th consecutive quarter of improved earnings of $27.7 million for the quarter ended June 30, 2010, as compared to $25.5 million for the prior year quarter, an 8.7% improvement.  Revenues increased 5.0% to $298.8 million for the quarter as compared to $284.6 million for the prior year quarter.  Earnings for the quarter ended June 30, 2010 were $0.28 per diluted share, a 7.7% improvement over the $0.26 per diluted share reported the prior year quarter.

Improved earnings were $45.3 million for the six months ended June 30, 2010, as compared to $41.3 million for the prior year six months, a 9.7% improvement.  Revenues increased 4.6% to $551.8 million for the six months as compared to $527.5 million for the prior year six months.  Earnings for the six months ended June 30, 2010 were $0.46 per diluted share, a 12.2% improvement over the $0.41 per diluted share reported the prior year six months.

Rollins continues solid financial performance generating $59.0 million in cash from operations year to date.  The Company has paid back, as of June 30, 2010, $65.0 million of the $90.0 million borrowed in April 2008 to finance the HomeTeam Pest Defense acquisition.  In addition, the Company repurchased 756,828 shares of common stock at a weighted average price of $21.21 per share during the second quarter bringing the total number of shares repurchased year-to date 886,928 at a weighted average of $20.92.  In total, approximately 2.1 million additional shares may be repurchased under the Company’s share purchase program.

The Company expanded its global presence and announced that Orkin will begin offering pest control services in Turkey, Orkin’s 16th international franchise.

Subsequent to the closing of the Company’s second quarter 2010, Rollins announced that it had signed a definitive agreement to acquire Waltham Services, Inc.  Established in 1893, Waltham is a leading New England pest control company.  Ranked the 33rd largest company in the industry prior to the acquisition, Waltham Services has annual revenues exceeding $17 million prior to the acquisition.  The Company expects this acquisition to close effective August 1, 2010.  Waltham will operate independently to preserve its successful brand, loyal customers and employees.

The Board of Directors, at its quarterly meeting on January 26, 2010, approved a 28.6% increase in the Company’s quarterly dividend to a cash dividend of $0.09 per share.  This marked the eighth consecutive year the Board has increased its dividend a minimum of 12% or greater.

Results of Operations

The Company reported its 17th consecutive quarter of improved earnings with revenues rising to $298.8 million for the second quarter ended June 30, 2010, 5% better than second quarter last year with growth in all service lines.

	Three Months Ended June 30,		%Better/ (worse) as compared to same quarter in	Six Months Ended June 30,		%Better/ (worse) as compared to same period in
(in thousands)	2010	2009	prior year	2010	2009	prior year
Revenues	$298,803	$284,567	5.0%	$551,844	$527,539	4.6%
Cost of services provided	148,428	141,633	(4.8)	279,403	267,004	(4.6)
Depreciation and amortization	8,967	9,374	4.3	17,967	18,803	4.4
Sales, general and administrative	96,772	91,806	(5.4)	181,873	173,794	(4.6)
(Gain)/loss on sale of assets	191	(18)	N/M	5	(23)	N/M
Interest expense, net	66	259	74.5	165	687	76.0
Income before income taxes	44,379	41,513	6.9	72,431	67,274	7.7
Provision for income taxes	16,679	16,031	(4.0)	27,148	25,984	(4.5)
Net Income	$27,700	$25,482	8.7%	$45,283	$41,290	9.7%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues for the second quarter ended June 30, 2010 increased $14.2 million to $298.8 million or 5.0% compared to $284.6 million for the quarter ended June 30, 2009.

Commercial pest control amounted to approximately 40% of the Company’s revenues during the second quarter ended June 30, 2010 and grew 5.4% for the quarter compared to the quarter ended June 30, 2009.  The Company’s commercial revenues were impacted favorably by an increase in selling price and a favorable foreign currency exchange rate, while showing an improvement in customer retention.  Commercial fumigations were up 2.3% compared to the same period in 2009.

Residential pest control service which represents approximately 39% of Rollins’ revenues during the second quarter ended June 30, 2010, increased 4.7% compared to the same period in 2009.  Residential sales increased due to an increase in the residential customer base, an increase in selling prices and a decrease in the cancellation rate.  Residential leads, as well as the number of leads closed, increased.

Termite service revenue, which is approximately 21% of Rollins’ business for the second quarter ended June 30, 2010, increased 4.2% compared to the same period in 2009.

Additionally the Company is seeing strong growth in ancillary services.  Mosquito control has seen an almost 20% increase over the prior year and the bed bug concern across the country has that line of service growing significantly as well.

Foreign operations accounted for approximately 8% of total revenues during the second quarter of 2010 and 7% for the same period in 2009.  The increase of 1% is attributable to translation of foreign currency to United States dollars for the quarter ended June 30, 2010 compared to the same periods in 2009 primarily in the Company’s Canadian commercial pest control offering.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

	2010	2009	2008
First Quarter	$253,041	$242,972	$210,078
Second Quarter	298,803	284,567	284,499
Third Quarter	N/A	286,852	277,911
Fourth Quarter	N/A	259,567	248,076
Year ended December 31,	$ N/A	$1,073,958	$1,020,564

Cost of services provided for the second quarter ended June 30, 2010 increased $6.8 million or 4.8%, compared to the quarter ended June 30, 2009. Gross margin for the quarter increased to 50.3% for the second quarter versus 50.2% in the prior year.  Slight improvements in productivity, favorable insurance and claims cost, as well as gains from sale of vehicles more than offset an increase in cost of fuel and personnel related costs, both health and employment taxes.

Depreciation and amortization expenses for the second quarter ended June 30, 2010 decreased $0.4 million to $9.0, a decrease of 4.3% from the prior year second quarter, as amortization of intangibles and customer contracts, from our 1999 acquisitions of PCO Canada are now fully amortized

Sales, general and administrative expenses for the second quarter ended June 30, 2010 increased $5.0 million or 5.4%, to 32.4% of revenues, increasing from 32.3% for the second quarter ended June 30, 2009. Almost half of the dollar increase was due to sales and administrative staffing increases to handle the growth in the business while the increase as a percent of revenues was driven by higher personnel related costs, both health and employments taxes as well as consulting costs.

Interest expense, net for the second quarter ended June 30, 2010 decreased to $66 thousand compared to $259 thousand for the second quarter ended June 30, 2009.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam.

Income Taxes for the second quarter ended June 30, 2010 increased to $16.7 million, a 4.0% increase from $16.0 million reported second quarter 2009, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.6% for the second quarter ended June 30, 2010 versus 38.6% for the second quarter ended June 30, 2009, primarily due to differences in state tax rates.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Revenues for the six month period ended June 30, 2010, increased to $551.8 million compared to $527.5 for the period ended June 30, 2009.

Commercial pest control amounted to approximately 41% of the Company’s revenues during the first six months ended June 30, 2010 and increased 5.9% compared to the same period 2009.  The Company expanded it sales staff in the first quarter and has been favorably impacted with local sales increases and improvements in national account revenues.

Residential pest control which represents approximately 39% of the Company’s revenues during the first six months ended June 30, 2010, increased 3.7% compared to the same period in 2009.  The fundamentals for growth in residential revenue, leads, pricing and retention are all up for the year.

Termite service revenue, which is approximately 20% of the Company’s business for the first six months ended June 30, 2010, increased 3.3% compared to the same period in 2009.

Foreign operations accounted for approximately 8% of total revenues for the first six months of 2010 and 7% for the same period in 2009.  The increase of 1% is attributable to translation of foreign currency to United States dollars for the six months ended June 30, 2010 compared to the same periods in 2009 primarily in the Company’s Canadian commercial pest control offering.

Cost of services provided for the six months ended June 30, 2010, increased $12.4, or 4.6% compared to the six months ended June 30, 2009. Gross margins year-to-date remain unchanged at 49.4 % from the prior year. Favorable insurance and claims experience along with improvements in productivity offset increases in cost of fuel and personnel related costs, both health and employment taxes.

Depreciation and amortization expenses for the six months ended June 30, 2010 decreased $0.8 million to $18.0 million, a decrease of 4.4% from the prior year as amortization of intangibles, customer contracts, from our 1999 acquisitions of PCO Canada are now fully amortized

Sales, general and administrative expenses for the six months ended June 30, 2010, increased $8.1 million, or 4.6% compared to the six months ended June 30, 2009 representing 33.0% of revenues compared to 32.9% of revenues in the prior year period. The increase in total dollars was due to sales and administrative staffing increases to handle the growth in the business as well as higher personnel related costs and consulting costs.

Interest expense, net for the period ended June 30, 2010 was $0.2 million, a decrease of $0.5 million from $0.7 million for the period ended June 30, 2009 due to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the six months ended June 30, 2010 increased to $27.1 million, a 4.5% increase from $26.0 million reported for the same period in 2009, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 37.5% for the six months ended June 30, 2010 versus 38.6% for the six month ended June 30, 2009 primarily due to differences in state tax rates.

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

Liquidity and Capital Resources

Cash and Cash Flow

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$59,037	$64,095
Net cash used in investing activities	(6,564)	(9,121)
Net cash used in financing activities	(42,637)	(46,451)
Effect of exchange rate changes on cash	(54)	336
Net increase in cash and cash equivalents	9,782	8,859
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$19,286	$22,575

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $59.0 million for the six months ended June 30, 2010, compared with cash provided by operating activities of $64.1 million for the same period in 2009.

The Company and management made a contribution of $0.6 million during the six months ended June 30, 2010, and are considering making a contribution to its defined benefit retirement plan (the “Plan”) of $5.0 million during fiscal 2010.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $4.5 million in capital expenditures during the first six months ended June 30, 2010, compared to $6.1 million during the same period in 2009, and expects to invest approximately $8.0 million for the remainder of 2010. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the first six months ended June 30, 2010, the Company made expenditures for acquisitions totaling $2.2 million, compared to $3.0 million during the same period in 2009.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $17.9 million was paid in cash dividends ($0.18 per share) during the first six months of 2010, compared to $14.0 million or ($0.14 per share) during the same period in 2009.  The Company repurchased 0.9 million shares during the first six months of 2010 of its $1 par value common stock at a weighted average price of $20.92.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 2.1 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of June 30, 2010, includes short-term unearned revenues of $93.5 million dollars, representing almost 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $19.3 million of total cash at June 30, 2010, includes approximately $1.8 million invested in various money market funds. The remaining $17.5 million of cash at June 30, 2010 is primarily cash held at various banking institutions. Approximately $7.2 million is held in cash accounts at international bank institutions and the remaining $10.3 million is primarily held in non-interest-bearing accounts at various domestic banks. Late in 2008 and later updated in August 2009, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage (above the current $250,000 level) on non-interest bearing accounts, which currently will be in effect until December 31, 2010. Some of the domestic banks where our balances exceed $250,000 chose to opt out of this program, effective January 1, 2010.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of June 30, 2010, borrowings of $25.0 million were outstanding under the line of credit and no borrowings were outstanding under the swingline subfacility. The Company maintains approximately $30.3 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                                          the Base Rate, which is the greater of (i) SunTrust Bank’s “prime rate” for the day of the borrowing, (ii) a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% and (iii) the adjusted LIBOR determined on a daily basis for an interest period of one month; or

•                                          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of June 30, 2010, the additional rate allocated was 0.50%.

As of June 30, 2010, the effective interest rate on the outstanding borrowing under the line of credit was 0.85%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at June 30, 2010 and expects to maintain compliance throughout 2010.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Douglas F. Bracho v. Orkin, Inc. (pending in the Superior Court of Orange County, California); and Khan v. Orkin, Inc., et.al. (pending in the United States District Court for the Northern District of California).  In the Maciel v. Orkin case a new date for a class certification hearing has not been scheduled.  The Bracho case was recently filed and served and has not been scheduled for a class certification hearing.  The Khan case was recently filed and served and has not been scheduled for a class certification hearing.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  The Flood lawsuit has not been scheduled for a class certification hearing.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 9 to the accompanying financial statements.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company’s consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s expectation to maintain compliance with debt covenants; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s expectation about the timing of closing the Waltham Services acquisition and plans to preserve its successful brand, loyal customers and employees in the future; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2010 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2009.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2010 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 9 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2010 were as follows:

			Total number of	Maximum number of
			shares purchased	shares that may yet
	Total Number	Weighted-Average	as part of publicly	be purchased under
	of shares	Price paid per	announced repurchases	the repurchase plans
Period	Purchased	Share	(1)	(1)
April 1 to 30, 2010	—	$—	—	2,821,491
May 1 to 31, 2010	454,231	21.35	454,231	2,367,260
June 1 to 30, 2010	302,597	20.99	302,597	2,064,663
Total	756,828	$21.21	756,828	2,064,663

(1)	These shares were repurchased under the October 2008 plan to repurchase up to 5.0 million shares of the Company’s common stock. This plan has no expiration date.

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

(101)

The following financial information from Rollins, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2010, and June 30, 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010, and June 30, 2009, (iv) Consolidated Statement of Shareholders’ Equity at June 30, 2010, and December 31, 2009, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 30, 2010	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: July 30, 2010	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)