Form 10-Q
period 2010-09-30
ROLLINS INC
filed 2010-10-29
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Rollins, Inc. had 98,098,201 shares of its $1 par value Common Stock outstanding as of October 15, 2010.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(in thousands except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$20,250	$9,504
Trade receivables, short-term, net of allowance for doubtful accounts of $7,703 and $7,589, respectively	76,973	60,590
Accounts receivable - other, net	2,218	2,164
Materials and supplies	11,167	10,208
Deferred income taxes, net	27,092	25,839
Other current assets	13,161	12,225
Total Current Assets	150,861	120,530
Equipment and property, net	70,782	74,644
Goodwill	200,639	189,658
Customer contracts	119,896	121,176
Other intangible assets, net	25,636	24,785
Deferred income taxes	19,841	17,901
Trade receivables, long-term, net of allowance for doubtful accounts of $1,148 and $1,083, respectively	10,416	9,356
Other assets	9,554	8,446
Total Assets	$607,625	$566,496
LIABILITIES
Accounts payable	25,693	15,841
Accrued insurance	18,660	16,567
Accrued compensation and related liabilities	60,214	57,377
Unearned revenues	95,711	85,883
Accrual for termite contracts	3,052	3,382
Line of credit	24,000	30,000
Other current liabilities	28,326	23,703
Total current liabilities	255,656	232,753

Accrued insurance, less current portion	25,566	24,908
Accrual for termite contracts, less current portion	5,948	6,618
Accrued pension	11,365	14,895
Long-term accrued liabilities	22,649	22,756
Total Liabilities	321,184	301,930
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 98,106,683 and 98,904,349 shares issued, respectively	98,107	98,904
Paid in capital	26,048	22,655
Accumulated other comprehensive loss	(31,844)	(32,127)
Retained earnings	194,130	175,134
Total Stockholders’ Equity	286,441	264,566
Total Liabilities and Stockholders’ Equity	$607,625	$566,496

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in thousands except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Customer services	$305,118	$286,852	$856,962	$814,391

COSTS AND EXPENSES
Cost of services provided	156,064	147,436	435,467	414,440
Depreciation and amortization	9,076	9,321	27,043	28,124
Sales, general and administrative	98,909	93,233	280,782	267,027
Loss on sales of assets	0	30	5	7
Interest expense, net	100	159	265	846
	264,149	250,179	743,562	710,444
INCOME BEFORE INCOME TAXES	40,969	36,673	113,400	103,947
PROVISION FOR INCOME TAXES
Current	19,058	13,196	45,974	37,642
Deferred	(3,602)	744	(3,370)	2,282
	15,456	13,940	42,604	39,924
NET INCOME	$25,513	$22,733	$70,796	$64,023
NET INCOME PER SHARE - BASIC	$0.26	$0.23	$0.72	$0.64
NET INCOME PER SHARE - DILUTED	$0.26	$0.23	$0.71	$0.64

Weighted average shares outstanding - basic	98,388	99,125	98,876	99,616
Weighted average shares outstanding - diluted	98,505	99,428	99,029	99,924
DIVIDENDS PAID PER SHARE	$0.09	$0.07	$0.27	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net Income	$70,796	$64,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,043	28,124
Provision for deferred income taxes	(3,370)	2,282
Provision for bad debts	5,480	6,525
Stock based compensation expense	5,859	4,350
Loss on sales of assets	5	7
Excess tax benefits from share-based payments	(970)	(140)
Other, net	(526)	73
Changes in assets and liabilities:
Trade accounts receivables	(21,376)	(17,856)
Accounts receivables - other	(55)	(90)
Materials and supplies	(747)	820
Other current assets	(896)	(4,061)
Other non-current assets	(891)	(1,245)
Accounts payable and accrued expenses	8,396	4,016
Unearned revenue	8,280	6,670
Accrued insurance	2,751	4,406
Accrual for termite contracts	(1,000)	(2,700)
Pension funding	(5,000)	(5,000)
Long-term accrued liabilities	(1,360)	1,989
Net cash provided by operating activities	92,419	92,193
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(20,890)	(5,424)
Purchases of equipment and property	(6,790)	(9,817)
Cash from sales of franchises	142	9
Proceeds from sales of assets	1	39
Net cash used in investing activities	(27,537)	(15,193)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(6,000)	(20,000)
Cash paid for common stock purchased	(29,573)	(24,981)
Dividends paid	(26,712)	(20,928)
Book overdrafts in bank accounts	7,000	600
Proceeds received upon exercise of stock options	251	92
Principal payments on capital lease obligations	(192)	(377)
Excess tax benefits from share-based payments	970	140
Net cash used in financing activities	(54,256)	(65,454)
Effect of exchange rate changes on cash	120	959
Net increase in cash and cash equivalents	10,746	12,505
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$20,250	$26,221
Supplemental disclosure of cash flow information
Cash paid for interest	$169	$952
Cash paid for income taxes	$45,252	$32,582

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)

				Accumulated
	Comprehensive			Other
	Income	Common	Paid-in	Comprehensive	Retained
(in thousands)	(Loss)	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2009		$98,904	$22,655	$(32,127)	$175,134	$264,566
Net Income	$70,796	—	—	—	70,796	70,796
Foreign currency translation adjustments	283	—	—	283	—	283
Comprehensive income	$71,079	—	—	—	—	—
Dividends paid		—	—	—	(26,712)	(26,712)
Common stock purchased and retired		(1,259)	—	—	(25,088)	(26,347)
Stock-based compensation		422	5,437	—	—	5,859
Common stock options exercised, net of shares surrendered		40	(3,014)	—	—	(2,974)
Excess tax benefit from share-based payments		—	970	—	—	970
Balance at September 30, 2010		$98,107	$26,048	$(31,844)	$194,130	$286,441

The accompanying notes are an integral part of these consolidated financial statements

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.                                BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2009.  Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2009 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements.  Specifically, the Company makes estimates in its interim consolidated financial statements for the accrual of bad debts, termite accrual, insurance accrual, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

In excess of fifty percent of the Company’s voting power is controlled by a group that includes (i) the Company’s Chairman of the Board, R. Randall Rollins, (ii) his brother, Gary W. Rollins, who is the President, Chief Executive Officer and Chief Operating Officer, and a director of the Company, (iii) certain companies under their control, (iv) and Glen Rollins, who is the nephew of R. Randall Rollins and son of Gary W. Rollins, and a director of the Company.

NOTE 2.                                RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted the amendments for levels 1 and 2 in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company’s consolidated financial statements.  The adoption of the amendment for level 3 is not expected to have a material impact on the disclosures in the Company’s consolidated financial statements.

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

NOTE 3.                                ACQUISITIONS

The Company acquired Waltham Services, Inc on July 31, 2010. Waltham Services, Inc. was established in 1893 in Waltham, Massachusetts. Waltham Services, with annual revenues exceeding $17 million, is a leading provider of advanced pest management serving New England and New York. Waltham’s primary service is commercial and residential pest control. Prior to the acquisition Waltham was ranked as the 33rd largest company in the industry.  Waltham will operate independently to preserve its successful brand, loyal customers and employees. Subsequent to September 30, 2010, the Company has acquired other companies.

NOTE 4.                                DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility. As of September 30, 2010, borrowings of $20.0 million were outstanding under the line of credit and borrowings of $4.0 million were outstanding under the swingline subfacility. The Company maintains approximately $30.3 million in letters of credit, which reduces its borrowing capacity under the credit facility. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts, although the Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013.  Outstanding balances of individual tranches under the Credit Agreement currently mature within twelve months.  Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•                                          the Base Rate, which is the greater of (i) SunTrust Bank’s “prime rate” for the day of the borrowing, (ii) a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% and (iii) the adjusted LIBOR determined on a daily basis for an interest period of one month; or

•                                          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between 0.50% and 0.75%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of September 30, 2010, the additional rate allocated was 0.50%.

As of September 30, 2010, the effective interest rate on the outstanding borrowing under the line of credit was 0.78%.  The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity.  Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed 2.5 to 1.

The Company remained in compliance with applicable debt covenants at September 30, 2010 and expects to maintain compliance throughout 2010.

NOTE 5.                EARNINGS PER SHARE

In accordance with FASB ASC No. 260, “Earnings Per Share”, the Company presents basic EPS and diluted EPS under the two-class method presented below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$25,513	$22,733	$70,796	$64,023
Less: Dividends paid
Common Stock	(8,692)	(6,811)	(26,202)	(20,566)
Restricted shares of common stock	(165)	(121)	(510)	(362)
Undistributed earnings for the period	$16,656	$15,801	$44,084	$43,095

Allocation of undistributed earnings:
Common stock	$16,329	$15,510	$43,207	$42,302
Restricted shares of common stock	327	291	877	793

Diluted allocation of undistributed earnings:
Common stock	$16,330	$15,511	$43,209	$42,304
Restricted shares of common stock	326	290	875	791

Basic shares outstanding:
Common stock	96,459	97,301	96,910	97,783
Restricted shares of common stock	1,929	1,824	1,966	1,833
	98,388	99,125	98,876	99,616
Diluted shares outstanding:
Common stock	96,459	97,301	96,910	97,783
Dilutive effect of stock options	117	303	153	308
	96,576	97,604	97,063	98,091
Restricted shares of common stock	1,929	1,824	1,966	1,833
	98,505	99,428	99,029	99,924

Basic earnings per share
Common stock:
Distributed earnings	$0.09	$0.07	$0.27	$0.21
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.72	$0.64
Restricted shares of common stock
Distributed earnings	$0.09	$0.07	$0.26	$0.20
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.71	$0.63
Total shares of common stock
Distributed earnings	$0.09	$0.07	$0.27	$0.21
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.72	$0.64
Diluted earning per share:
Common stock:
Distributed earnings	$0.09	$0.07	$0.27	$0.21
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.72	$0.64
Restricted shares of common stock
Distributed earnings	$0.09	$0.07	$0.26	$0.20
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.71	$0.63
Total shares of common stock
Distributed earnings	$0.09	$0.07	$0.26	$0.21
Undistributed earnings	0.17	0.16	0.45	0.43
	$0.26	$0.23	$0.71	$0.64

NOTE 6.                FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility. As of September 30, 2010, borrowings of $20.0 million were outstanding under the line of credit and $4.0 million under the swingline subfacility.  The fair value of outstanding borrowings at September 30, 2010 was approximately $23.8 million.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at September 30, 2010.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$372	$372	—	—
Available for sale securities	147	147	—	—
Total	$519	$519	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$817	$817	—	—
Available for sale securities	144	144	—	—
Sub-Total	$961	$961	$—	$—
Payables	(22)	(22)	—	—
Total	$939	$939	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Rule 2a-7 Money Market Funds.

The marketable securities classified as available-for-sale are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

NOTE 7.                GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $200.6 million as of September 30, 2010 and $189.7 as of December 31, 2009.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.2 million as of September 30, 2010 and $9.0 million as of December 31, 2009.  The acquisition of Waltham Services added $10.8 million of goodwill at September 30, 2010, subject to valuation adjustments.  The acquired goodwill is not tax deductable.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows:

(in thousands)
Balance as of December 31, 2009	$189,658
Goodwill acquired	10,805
Goodwill adjustments due to currency translation	176
Goodwill as of September 30, 2010	$200,639

In accordance with FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired.  Such conditions may include an economic downturn or a change in the assessment of future operations.  The Company performs impairment tests of goodwill at the Company level.  Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value.  The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value.  The Company completed its most recent annual impairment analyses as of September 30, 2010.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

NOTE 8.     CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

The carrying amount of customer contracts was $119.9 million as of September 30, 2010 and $121.2 as of December 31, 2009.  Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets.   The Company acquired $10.0 million in additional customer contracts from the acquisition of Waltham Services subject to adjustment from valuation.

In accordance with FASB ASC 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount of customer contracts in foreign countries was $4.0 million as of September 30, 2010 and $3.8 million as of December 31, 2009.

The carrying amount of other intangible assets was $25.6 million as of September 30, 2010 and $24.8 as of December 31, 2009. Other intangible assets include non-compete agreements, patents and trade names.  The Company acquired $1.3 million in additional other intangible assets from the acquisition of Waltham Services subject to adjustment from valuation.  Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.  Total amortization expense was approximately $15.1 million and $16.2 for the nine months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2010	$20,274
2011	$20,778
2012	$19,457
2013	$18,574
2014	$15,563

NOTE 9.         CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.; Khan V. Orkin, Inc., et.al.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  The cases originate in California and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and has not been scheduled for a class certification hearing.  The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.   The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.  Environmental remediation is reported on a non-discounted basis.

NOTE 10.       STOCKHOLDERS’ EQUITY

During the third quarter ended September 30, 2010, the Company repurchased 372,499 shares of its $1 par value common stock at a weighted average price of $20.93 per share with a total of 1,259,427 shares repurchased during the nine months ended September 30, 2010 at a weighted average of $20.92 per share.  In the third quarter ended September 30, 2009, the Company repurchased 146,300 shares of its $1 par value common stock at a weighted average price of $17.81 per share with a total of 1,450,100 shares repurchased during the nine months ended September 30, 2009 at a weighted average of $16.28 per share.  In addition, during the third quarter ended September 30, 2010, approximately 120,000 shares of common stock were issued upon exercise of stock options by employees; in total for the nine months ended September 30, 2010, approximately 279,000 shares of common stock were issued upon exercise of stock options by employees.   During the third quarter ended September 30, 2009, approximately 29,000 shares of common stock were issued upon exercise of stock options by employees.  Approximately 100,000 shares of common stock were issued upon exercise of stock options by employees for the nine months ended September 30, 2009.

Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 1.7 million additional shares may be purchased under its share repurchase program.

At the October 26, 2010 Board of Directors meeting, the Company’s Board of Directors approved a 3 for 2 stock dividend. The dividend will be instituted by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2010, to holders of record at the close of business on November 10, 2010. In addition, the Company declared its regular quarterly cash dividend of $0.09 per share. This cash dividend will be paid on the pre-split shares. The Board of Directors will re-evaluate the amount of the regular quarterly dividend at its next board meeting in January.

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

The Company’s only remaining options outstanding at September 30, 2010 are the grants issued during the first quarter of 2003 which expire in 2013.  The Company did not grant any stock options in any years following the 2003 grants.

The Company issues new shares from its authorized but unissued share pool.  At September 30, 2010 approximately 3.8 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Time lapse restricted stock:
Pre-tax compensation expense	$1,638	$1,450	$5,859	$4,350
Tax benefit	(631)	(558)	(2,256)	(1,675)
Restricted stock expense, net of tax	$1,007	$892	$3,603	$2,675

Options activity outstanding under the Company’s stock option plan as of September 30, 2010 and changes during the nine months ended September 30, 2010, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	435	$7.00	2.44	$5,348
Exercised	(279)	6.70	n/a	n/a
Outstanding at September 30, 2010	157	7.53	2.05	2,484
Exercisable at September 30, 2010	157	$7.53	2.05	$2,484

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter ended September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and September 30, 2009 was $4.0 million and $1.1 million, respectively. Exercise of options through the third quarter ended September 30, 2010 and 2009 resulted in cash receipts of $0.3 million and $0.1 million, respectively.  The Company recognized a tax benefit of approximately $522 thousand during the quarter ended September 30, 2010, which has been recorded as an increase to paid-in capital, and recognized a tax benefit of $47 thousand for the quarter ended September 30, 2009 related to the exercise of employee stock options.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2010:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2009	1,824	$15.46
Forfeited	(159)	16.47
Vested	(444)	14.26
Granted	581	18.48
Unvested Restricted Stock Units at September 30, 2010	1,802	$16.64

At September 30, 2010 and December 31, 2009, the Company had $22.1 million and $19.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.1 years and 3.9 years, respectively.

NOTE 11.       COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the applicable periods are as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Comprehensive (loss) income:
Net income	$25,513	$22,733	$70,796	$64,023
Foreign currency translation	305	1,167	283	2,098
Total comprehensive income	$25,818	$23,900	$71,079	$66,121

NOTE  12.      ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC No. 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.  The carrying amount of the accrual for termite contracts was $9.0 million at September 30, 2010 and $10.0 million at December 31, 2009.  Settlements, claims and expenditures were $5.1 million, $4.6 million and $6.5 million for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, respectively.

NOTE 13.       PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC No. 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Cost

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Interest cost	$2,346	$2,383	$7,038	$7,149
Expected return on plan assets	(2,789)	(2,743)	(8,367)	(8,229)
Amortization of net loss	278	240	834	720
Net periodic benefit gain	$(165)	$(120)	$(495)	$(360)

During the nine months ended September 30, 2010, the Company made contributions to its defined benefit retirement plan (the “Plan”) of $5.0 million.

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

The tax rate for the three months ended September 30, 2010 and 2009 were 37.7% and 38.0% respectively.  The tax rate for the nine months ended September 30, 2010 and 2009 were 37.6% and 38.4% respectively.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 27, 2010, Rollins, Inc. reported its 18th consecutive quarter of improved earnings of $25.5 million for the quarter ended September 30, 2010, as compared to $22.7 million for the prior year quarter, a 12.2% improvement.  Revenues increased 6.4% to $305.1 million for the quarter as compared to $286.9 million for the prior year quarter.  Earnings for the quarter ended September 30, 2010 were $0.26 per diluted share, a 13.0% improvement over the $0.23 per diluted share reported the prior year quarter.

Improved earnings were $70.8 million for the nine months ended September 30, 2010, as compared to $64.0 million for the prior year nine months, a 10.6% improvement.  Revenues increased 5.2% to $857.0 million for the nine months as compared to $814.4 million for the prior year nine months.  Earnings for the nine months ended September 30, 2010 were $0.71 per diluted share, a 10.9% improvement over the $0.64 per diluted share reported the prior year nine months.

Rollins continues its solid financial performance generating $92.4 million in cash from operations year to date.  The Company repurchased 372,499 shares of common stock at a weighted average price of $20.93 per share during the third quarter bringing the total number of shares repurchased year-to date to 1,259,427 at a weighted average of $20.92.  In total, approximately 1.7 million additional shares may be repurchased under the Company’s share purchase program.

Our financial performance is the result in part to our strong management team at both corporate and divisional levels.  During the quarter, the Company strengthened and expanded it leadership through promotions within the organization and adding executives through acquisitions.  In December 2009 the Company promoted John Wilson, a highly successful division vice president who joined Orkin in 1996, to the newly created position of President of Orkin U.S.A.  John has served the Company in a number of capacities and was responsible for significant improvement in both of the operating divisions that he managed before being promoted.  In January 2010, Greg Clendenin, who has over 30 years of industry experience and was instrumental in building a leading Florida pest control company, joined Orkin and replaced John as president of the Southeast division.   Rollins has nine Rollins and Orkin division presidents, who collectively have over 205 years of industry and management experience, most of it gained within the Company.

Additionally, over the last 11 years, the strategic acquisitions Rollins has made have provided the Company with outstanding leadership.  Most recently, Waltham Services Company joined Rollins’ family of brands.  The acquisition was completed on August 1st, and already is contributing to the Company’s overall business results, having posted $3.5 million in revenues for the partial quarter.

The Board of Directors, at its quarterly meeting on January 26, 2010, approved a 28.6% increase in the Company’s quarterly cash dividend of $0.09 per share.  This marked the eighth consecutive year the Board has increased its dividend a minimum of 12% or greater.

Common Stock Dividend

At the October 26, 2010 Board of Directors meeting, the Company’s Board of Directors approved a 3 for 2 stock dividend. The dividend will be instituted by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2010, to holders of record at the close of business on November 10, 2010. In addition, the Company declared its regular quarterly cash dividend of $0.09 per share. This cash dividend will be paid on the pre-split shares. The Board of Directors will re-evaluate the amount of the regular quarterly dividend at its next board meeting in January.

Results of Operations

The Company reported its 18th consecutive quarter of improved earnings with revenues rising to $305.1 million for the third quarter ended September 30, 2010, 6.4% better than third quarter last year with growth in all service lines.

			%Better/			%Better/
			(worse) as			(worse) as
			compared to			compared
	Three Months Ended		same	Nine Months Ended		to same
	September 30,		quarter in	September 30,		period in
(in thousands)	2010	2009	prior year	2010	2009	prior year
Revenues	$305,118	$286,852	6.4%	$856,962	$814,391	5.2%
Cost of services provided	156,064	147,436	(5.9)	435,467	414,440	(5.1)
Depreciation and amortization	9,076	9,321	2.6	27,043	28,124	3.8
Sales, general and administrative	98,909	93,233	(6.1)	280,782	267,027	(5.2)
Loss on sale of assets	0	30	100.0	5	7	28.6
Interest expense, net	100	159	37.1	265	846	68.7
Income before income taxes	40,969	36,673	11.7	113,400	103,947	9.1
Provision for income taxes	15,456	13,940	(10.9)	42,604	39,924	(6.7)
Net Income	$25,513	$22,733	12.2%	$70,796	$64,023	10.6%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues for the third quarter ended September 30, 2010 increased $18.3 million to $305.1 million or 6.4% compared to $286.9 million for the quarter ended September 30, 2009.

The fundamentals that drive the Company’s revenue, leads, pricing, customer service and retention remain strong and continue so into the fourth quarter.  The Company’s revenue for the quarter ended September 30, 2010 were aided by the acquisition of Waltham Services, as their revenues were included for two of the three months generating $3.5 million, along with a stronger Canadian dollar affecting Canadian revenues by $1.3 million in the quarter.

Commercial pest control approximates 42% of the Company’s revenues during the third quarter ended September 30, 2010 and grew 8.0% for the quarter compared to the quarter ended September 30, 2009.  The Company’s commercial revenues were impacted favorably by an increase in selling price and a favorable foreign currency exchange rate, while benefiting from an improvement in customer retention.  The Company’s commercial fumigations service, which is included in total commercial pest control, was up 19.9% compared to the same period in 2009.

Residential pest control service which represents approximately 40% of Rollins’ revenues during the third quarter ended September 30, 2010, increased 6.1% compared to the same period in 2009.

Termite service revenue, which is approximately 17% of Rollins’ business for the third quarter ended September 30, 2010, increased 1.7% compared to the same period in 2009.  Termite service is more dependent on new sales vs. pest control, as approximately half of its revenues are recurring, coming from renewals and monitoring.

Foreign operations accounted for approximately 8% of total revenues during the third quarter of 2010 and 2009.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
	2010	2009	2008
First Quarter	$253,041	$242,972	$210,078
Second Quarter	298,803	284,567	284,499
Third Quarter	305,118	286,852	277,911
Fourth Quarter	N/A	259,567	248,076
Year ended December 31,	$ N/A	$1,073,958	$1,020,564

Cost of Services provided for the third quarter ended September 30, 2010 increased $8.6 million or 5.9%, compared to the quarter ended September 30, 2009. Gross margin for the quarter increased to 48.9% for the third quarter versus 48.6% in the prior year.  Improvements in productivity from both service and administrative salaries and reduced professional fees were partially offset by higher material and supply cost related to the fumigation business.

Depreciation and Amortization expenses for the third quarter ended September 30, 2010 decreased $0.2 million, to $9.1 million, a decrease of 2.6% from the prior year third quarter. Amortization of intangibles, customer contracts, from our 1999 acquisitions of PCO Canada are now fully amortized were partially offset from the additional $0.3 increase in depreciation and amortization from Waltham Services, an acquisition that closed August 1, 2010.

Sales, General and Administrative Expenses for the third quarter ended September 30, 2010 increased $5.7 million or 6.1%, to 32.4% of revenues, decreasing from 32.5% for the third quarter ended September 30, 2009. Increase in sales and administrative staffing and commissions related to the growth in the business along with higher consulting costs accounted for the bulk of the dollar increase

Interest expense, net for the third quarter ended September 30, 2010 decreased to $100 thousand compared to $159 thousand for the third quarter ended September 30, 2009 due to the reduction in the amount of debt.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam.

Income Taxes for the third quarter ended September 30, 2010 increased to $15.5 million, a 10.9% increase from $13.9 million reported third quarter 2009, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.7% for the third quarter ended September 30, 2010 versus 38.0% for the third quarter ended September 30, 2009, primarily due to differences in state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues for the nine month period ended September 30, 2010, increased to $857.0 million compared to $814.4 for the period ended September 30, 2009.

Commercial pest control amounted to approximately 42% of the Company’s revenues during the first nine months ended September 30, 2010 and increased 6.7% compared to the same period 2009.  The Company expanded it sales staff in the first quarter and has been favorably impacted with local sales increases and improvements in national account revenues.

Residential pest control which represents approximately 39% of the Company’s revenues during the first nine months ended September 30, 2010, increased 4.6% compared to the same period in 2009.  The fundamentals for growth in residential revenue, leads, pricing and retention are all up for the year.

Termite service revenue, which is approximately 19% of the Company’s business for the first nine months ended September 30, 2010, increased 2.8% compared to the same period in 2009.

Foreign operations accounted for approximately 8% of total revenues for the first nine months of 2010 and 7% for the same period in 2009.  The increase of 13.7% is attributable to translation of foreign currency to United States dollars for the nine months ended September 30, 2010 compared to the same periods in 2009 primarily in the Company’s Canadian commercial pest control offering.

Cost of services provided for the nine months ended September 30, 2010, increased $21.0 million, or 5.1% compared to the nine months ended September 30, 2009. Gross margins year-to-date increased to 49.2 % from the prior year gross margin of 49.1% Improvements in productivity were mostly offset by increases in cost of fuel and personnel related costs, primarily for health insurance and employment taxes.

Depreciation and amortization for the nine months ended September 30, 2010, decreased $1.1 million to $27.0 million, a decrease of 3.8% due primarily from the prior year as amortization of intangibles, customer contracts, from our 1999 acquisitions of PCO Canada are now fully amortized

Sales, general and administrative expenses for the nine months ended September 30, 2010, increased $13.8 million, or 5.2% compared to the nine months ended September 30, 2009 and remain unchanged from the prior year at 32.8% of revenues. The increase in total dollars was due to sales and administrative staffing increases to handle the growth in the business as well as higher personnel related costs and consulting costs.

Interest expense, net for the period ended September 30, 2010 was $0.3 million, a decrease of $0.5 million from $0.8 million for the period ended September 30, 2009 due to interest on outstanding debt related to the April 2008 acquisition of HomeTeam Pest Defense.

Income Taxes for the nine months ended September 30, 2010 increased to $42.6 million, a 6.7% increase from $39.9 million reported for the same period in 2009, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 37.6% for the nine months ended September 30, 2010 versus 38.4% for the nine month ended September 30, 2009 primarily due to differences in state tax rates.

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

Liquidity and Capital Resources

Cash and Cash Flow

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$92,419	$92,193
Net cash used in investing activities	(27,537)	(15,193)
Net cash used in financing activities	(54,256)	(65,454)
Effect of exchange rate changes on cash	120	959
Net increase in cash and cash equivalents	10,746	12,505
Cash and cash equivalents at beginning of period	9,504	13,716
Cash and cash equivalents at end of period	$20,250	$26,221

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $92.4 million for the nine months ended September 30, 2010, compared with cash provided by operating activities of $92.2 million for the same period in 2009.

The Company made contributions of $5.0 million to its defined benefit retirement plan (the “Plan”) during the nine months ended September 30, 2010.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $6.8 million in capital expenditures during the first nine months ended September 30, 2010, compared to $9.8 million during the same period in 2009, and expects to invest approximately $3.0 million for the remainder of 2010. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the first nine months ended September 30, 2010, the Company made expenditures for acquisitions totaling $20.9 million, compared to $5.4 million during the same period in 2009.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $26.7 million was paid in cash dividends ($0.27 per share) during the first nine months of 2010, compared to $20.9 million or ($0.21 per share) during the same period in 2009.  The Company repurchased 1.3 million shares during the first nine months of 2010 of its $1 par value common stock at a weighted average price of $20.92.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 1.7 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of September 30, 2010, includes short-term unearned revenues of $95.7 million dollars, representing almost 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $20.3 million of total cash at September 30, 2010, includes approximately $0.2 million invested in various money market funds. The remaining $20.1 million of cash at September 30, 2010 is primarily cash held at various banking institutions. Approximately $10.4 million is held in cash accounts at international bank institutions and the remaining $9.7 million is primarily held in non-interest-bearing accounts at various domestic banks. Late in 2008 and later updated in August 2009, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage (above the current $250,000 level) on non-interest bearing accounts, which currently will be in effect until December 31, 2010. Some of the domestic banks where our balances exceed $250,000 chose to opt out of this program, effective January 1, 2010.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.  See Note 4 of the Notes to Consolidated Financial Statements for further information on the Company’s debt.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Douglas F. Bracho v. Orkin, Inc. (pending in the Superior Court of Orange County, California); and Khan v. Orkin, Inc., et.al. (pending in the United States District Court for the Northern District of California).  In the Maciel v. Orkin case, a date for a class certification hearing has not been scheduled.  The Bracho case has not been scheduled for a class certification hearing.  The Khan case has not been scheduled for a class certification hearing.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  The Flood lawsuit has not been scheduled for a class certification hearing.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 9 to the accompanying financial statements.

New Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s expectation to maintain compliance with debt covenants; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that current state tax audits will not have a material adverse effect on the Company’s financial position, results of operations or liquidity; the Company’s belief that the fundamentals that drive the Company’s revenue, leads, pricing, customer service and retention, remains strong and continue into the fourth quarter; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2010 capital expenditures; the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate various workers compensation and casualty insurance contracts; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2009.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2010 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                              Legal Proceedings.

See Note 9 to Part I, Item 1 for discussion of certain litigation.

Item 1A.                     Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2010 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
July 1 to 31, 2010	116	$21.38	100	2,064,563
August 1 to 31, 2010	436,980	20.89	372,399	1,692,164
September 1 to 30, 2010	899	21.29	0	1,692,164
Total	437,995	$20.89	372,499	1,692,164

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  July 2010:  16; August 2010: 64,581; September 2010: 899.

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

	(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 as filed with the registrant’s Form 8-K dated October 23, 2007.

	(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

	(10.1)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.

	(10.2)	Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A.

	(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(101.INS)	XBRL Instance Document

	(101.SCH)	XBRL Taxonomy Extension Schema Document

	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 29, 2010	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 29, 2010	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)