Form 10-K
period 2010-12-31
ROLLINS INC
filed 2011-02-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2010 was $873,048,657 based on the reported last sale price of common stock on June 30, 2010, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 147,629,969 shares of Common Stock outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2010

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc.® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The PCO Services brand name provides similar brand recognition throughout Canada.

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

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company's total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 37 and 38. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

During the year ended December 31, 2010, the Company repurchased 1.9 million shares at a weighted average price of $13.95 with 2.5 million shares repurchased in 2009 at a weighted average price of $11.03. In total, there are 2.5 million additional shares authorized to be repurchased under prior Board approval.

The program does not have an expiration date. All share and per share repurchases are adjusted for the 3-for-2 stock split effective December 10, 2010.

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

	At December 31,
(in thousands)	2010	2009	2008

Backlog	$7,492	$6,514	$5,271

Orkin Franchises

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchises have no contractual buyback provision. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

	At December 31,
Franchises	2010	2009	2008

United States Franchises	56	52	52
International Franchises	16	13	11

Total Franchises	72	65	63

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

	Total Net Revenues
(in thousands)	2010	2009	2008

First Quarter	$253,041	$242,972	$210,078
Second Quarter	298,803	284,567	284,499
Third Quarter	305,118	286,852	277,911
Fourth Quarter	279,928	259,567	248,076

Year ended December 31,	$1,136,890	$1,073,958	$1,020,564

Inventories

The Company has a relationship with a national pest control product distributor and other vendors for pest and termite control treatment products. Rollins maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, PCO Services, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services and TruTech competes favorably with competitors as one of the world's largest pest and termite control companies. The Company's competitors include Terminix, Ecolab and Rentokil.

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

The Company conducts tests of new products with the specific manufacturers of such products. The Company also works closely with leading entomologists, industry consultants and suppliers to improve service protocols and materials.

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

Employees

The number of persons employed by the Company as of January 31, 2011 was approximately 10,300.

	At December 31,
	2010	2009	2008

Employees	10,330	9,949	10,049

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

We operate in a highly competitive industry. Our revenues and earnings may be affected by changes in competitive prices, and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are service quality and product and availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure that we will be able to maintain our competitive position.

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

Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in our wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

Our operations could be affected by pending and ongoing litigation.

In the normal course of business, some of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual year.

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

The Company's Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In the Company's Management

The Company has elected the "Controlled Company" exemption under rule 303A of the New York Stock Exchange ("NYSE") Company Guide. The Company is a "Controlled Company" because a group that includes the Company's Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is the President, Chief Executive Officer and Chief Operating Officer, also a director of the Company and certain companies under their control, controls in excess of fifty percent of the Company's voting power. As a "Controlled Company," the Company need not comply with certain NYSE rules.

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

Item 3.    Legal Proceedings.

In the normal course of business, certain of the Company's subsidiaries, are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary and other matters. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc.; Khan v. Orkin, Inc., et.al.; John Urbino v. Orkin Services of California, Inc. and Rollins, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. The cases originate in California and Pennsylvania, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and has not been scheduled for a class certification hearing. The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Urbino lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California. It has not been scheduled for a class certification hearing. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in late August 2009 in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	79	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	66	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Harry J. Cynkus (3)	61	Senior Vice President, Chief Financial Officer and Treasurer	5/28/1998
Tom Luczynski (4)	54	Secretary	5/4/2010
Eugene Iarocci (5)	64	Vice President	2/22/2011
Bob Wanzer (6)	57	Vice President	2/22/2011
John Wilson (7)	53	Vice President	2/22/2011

(1)
R. Randall Rollins and Gary W. Rollins are brothers.

(2)
Gary W. Rollins was elected to the office of President and Chief Operating Officer in January 1984. He was elected to the additional office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.

(3)
Harry J. Cynkus joined Rollins in 1998 as CFO and corporate treasurer, was named vice president in 2009 and elevated to senior vice president in 2010. He began his career with Arthur Andersen & Co. in Boston and has held various financial and information technology positions with several companies throughout the U.S., including Tyco International, ARAMARK Services, Initial USA, Brach & Brock Confections and Mayer Electric Supply Co, Inc. His professional memberships include the American Institute of Certified Public Accountants and the Financial Executives Institute (FEI). He also previously served on FEI's National Committee on Finance and Information Technology.

(4)
Tom Luczynski assumed responsibilities as corporate secretary replacing Michael Knottek, who retired from the Company on April 30, 2010. Currently also serving as vice president of Orkin international development, franchising and support services, Mr. Luczynski joined the company in 1985 as manager of reporting and was promoted to vice president of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various industry board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

(5)
Eugene Iarocci joined the Company in 2003 and has more than 20 years experience in multi-unit management with a number of service and manufacturing industries, including Union Carbide Corporation where he worked for 24 years. He has served as Region Manager in Louisiana, Division Vice President and President of Orkin's Atlantic Division. Mr. Iarocci currently serves as Rollins' Vice President of Corporate Administration.

(6)
Bob Wanzer joined the Company with the acquisition of HomeTeam Pest Defense in 2008. He joined HomeTeam Pest Defense as President in 1998, became Chief Operating Officer in 2003 and CEO in 2007. Prior to joining HomeTeam, Mr. Wanzer served as Regional Vice President and Regional Manager of Tru-Green / Chemlawn. Previously, Mr. Wanzer was employed as Regional General Manager for Emery Worldwide, a national provider of domestic and international airfreight delivery services. In addition, he has served on the Boards of Directors for both the Professional Pest Management Alliance and the National Pest Management Association. Mr. Wanzer now serves as Chief Operating Officer for the Company's wholly-owned subsidiaries HomeTeam Pest Defense, PCO, Western Pest Services, the Industrial Fumigant Company and Waltham Services.

(7)
John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Southeast Division president, Atlantic Division vice president and Central Commercial region manager. Mr. Wilson currently serves as President of Orkin USA.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2010 and 2009 (all prices and data have been adjusted for the three-for-two stock split effective December 10, 2010) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2010	High	Low		2009	High	Low

First Quarter	$15.21	$12.23	$0.06	First Quarter	$12.33	$9.33	$0.0467
Second Quarter	$15.32	$13.43	$0.06	Second Quarter	$12.93	$10.83	$0.0467
Third Quarter	$15.69	$13.36	$0.06	Third Quarter	$12.83	$10.69	$0.0467
Fourth Quarter	$19.33	$15.13	$0.06	Fourth Quarter	$13.23	$11.60	$0.0467

The number of stockholders of record as of January 31, 2011 was 1,948.

On January 25, 2011 the Board of Directors approved a quarterly cash dividend per common share of $0.07 payable March 10, 2011 to stockholders of record at the close of business February 10, 2011. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the year ended December 31, 2010, the Company repurchased 1.9 million shares at a weighted average price of $13.95 with 2.5 million shares repurchased in 2009 at a weighted average price of $11.03. In total, there are 2.5 million additional shares authorized to be repurchased under prior Board approval. The program does not have an expiration date. All share and per share repurchases are adjusted for the 3-for-2 stock split effective December 10, 2010.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2010	17,238	$16.48	—	2,538,246
November 1 to 30, 2010	—	$—	—	2,538,246
December 1 to 31, 2010	13,932	$18.63	—	2,538,246

Total	31,170	$17.44	—	2,538,246

(1)
Includes repurchases in connection with exercise of employee stock options in the following amounts: October 2010: 17,238; December 2010: 13,932.

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

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been adjusted for the 2010 and 2007 three-for-two stock splits effective December 10, 2010 and December 10, 2007, respectively.

STATEMENT OF OPERATIONS DATA:

	Years ended December 31,
(in thousands except per share data)
	2010	2009	2008	2007	2006

Revenues	$1,136,890	$1,073,958	$1,020,564	$894,920	$858,878
Income Before Income Taxes	143,545	126,291	112,954	104,913	95,159
Net Income	90,002	83,984	68,934	64,731	57,809
Earnings Per Share – Basic:	0.61	0.56	0.46	0.43	0.38
Earnings Per Share – Diluted:	0.61	0.56	0.45	0.43	0.37
Dividends paid per share	0.24	0.19	0.17	0.13	0.11
OTHER DATA:
Net cash provided by operating activities	$124,053	$110,846	$90,744	$88,762	$85,201
Net cash used in investing activities	(47,645)	(26,562)	(166,717)	(22,754)	(27,981)
Net cash provided by (used in) financing activities	(65,497)	(89,753)	21,032	(59,798)	(36,389)
Depreciation	15,975	15,874	14,205	13,677	12,976
Amortization of intangible assets	20,433	21,295	19,238	13,391	13,884
Capital expenditures	$(13,036)	$(15,740)	$(14,815)	$(16,244)	$(18,729)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$151,021	$120,530	$116,838	$160,240	$151,073
Total assets	619,014	566,496	572,517	475,228	453,175
Line of credit	26,000	30,000	65,000	—
Stockholders' equity	$297,970	$264,566	$228,433	$233,553	$211,459
Number of shares outstanding at year-end	147,181	148,357	150,062	150,954	152,755

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2010	2009	2008	2010	2009

Revenues	$1,136,890	$1,073,958	$1,020,564	5.9%	5.2%
Cost of services provided	583,089	551,002	534,494	(5.8)	(3.1)
Depreciation and amortization	36,408	37,169	33,443	2.0	(11.1)
Sales, general and administrative	373,288	355,590	339,078	(5.0)	(4.9)
(Gain)/loss on sales/impairment of assets	123	2,942	(166)	95.8	N/M
Interest expense	437	964	761	54.7	(26.7)

Income before income taxes	143,545	126,291	112,954	13.7	11.8
Provision for income taxes	53,543	42,307	44,020	(26.6)	3.9

Net income	$90,002	$83,984	$68,934	7.2%	21.8%

General Operating Comments

2010 marked the Company's 13th consecutive year of reporting improved results, with 2010 concluding with record revenues and profits. Last year (2010) the Company revenue grew 5.9%, with growth in all lines of service.

Results of Operations—2010 Versus 2009

Overview

The Company's gross margin remained flat at 48.7% for 2010 and 2009. Sales, general and administrative expense showed an improvement in 2010 lowering to 32.8% of revenue versus 33.1% in 2009. The Company experienced a reduction in its depreciation and amortization margin to 3.2% in 2010 versus 3.5% in 2009, as a result the amortization of intangible assets of several older acquisitions being fully amortized. The Company had net income of $90.0 million compared to $84.0 million in 2009, a 7.2% increase. Net profit margin improved to 7.9% in 2010 from 7.8% in 2009.

Revenues

Revenues for the year ended December 31, 2010 were $1.137 billion, an increase of $62.9 million or 5.9% from 2009 revenues of $1.074 billion. Commercial pest control represented approximately 42.0% of the Company's business in 2010 and grew 6.9% in 2010 due to increases in sales and improved retention. Residential pest control represented approximately 39.0% of the Company's business and increased 5.5% driven by increased leads, closure and pricing. The Company's termite business, which represented approximately 19.0% of the Company's revenue, grew 3.5% in 2010 due to increases in ancillary services sales as well as the Company's expanded sales force.

The Company's foreign operations accounted for approximately 8% and 7% of total revenues for the years ended December 31, 2010 and 2009, respectively. The Company established new franchises in Jamaica, Ireland and Turkey for a total of sixteen international franchises at December 31, 2010. Orkin had 72 and 65 total domestic and international franchises at December 31, 2010 and 2009, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2010 cost of services provided increased $32.1 million or 5.8%, compared to the twelve months ended December 31, 2009. Gross margins for the year remained flat at 48.7% for 2010 and 2009. Overall reductions in insurance and risk related costs as well as service salaries were offset by increase cost of fuel as well as higher personnel related costs, primarily health costs and employment taxes.

Depreciation and Amortization

For the twelve months ended December 31, 2010, depreciation and amortization decreased $0.8 million, or 2.0% compared to the twelve months ended December 31, 2009. The decrease is due to amortization of intangible assets acquired related to several older acquisitions by Orkin becoming fully amortized, partially offset by additional intangible asset amortization associated with the acquisition of Waltham Services and other smaller acquisitions.

Sales, General and Administrative

For the twelve months ended December 31, 2010, sales, general and administrative expenses increased $17.7 million, or 5.0% compared to the twelve months ended December 31, 2009 representing 32.8% of revenues compared to 33.1% of revenues in the prior year. The increase in total dollars primarily reflects higher personnel related cost due to higher health insurance expense, employment taxes, sales cost and consulting work while advertising and promotion costs declined. Overall costs rose at a lesser rate than revenue, reducing the costs as a percent of revenue.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2010 was a $0.4 million, a decrease of $0.5 million compared to $1.0 million in 2009 due to average debt outstanding over the full year being less than the prior year and an increase in cash on hand.

(Gain)/loss on Sales/Impairment of assets before interest

(Gain)/loss on Sales/Impairment of assets before interest improved to $0.1 million loss for the year ended December 31, 2010 compared to $2.9 million loss in 2009 due to an impairment of assets charge of $2.9 million attributed to a write down of the Company's routing and scheduling initiative in 2009.

Taxes

The Company's effective tax rate was 37.3% in 2010 compared to 33.5% in 2009. The reduced rate in 2009 was due to a tax benefit from converting several of Rollins, Inc.'s wholly-owned subsidiaries from C corporations to limited liability companies partially offset by taxes on repatriation of Canadian cash to the United States from Orkin, Inc.'s wholly-owned subsidiary PCO Services.

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

During 2009 we were able to direct our business so that the weak economy did not have a serious impact. The Company's business model provides for strength from recurring revenues and a diverse customer base; in 2009, our largest twenty customers were less than 3.5% of our total revenues. The 2009 revenue growth was due to an expanded sales force, an emphasis on customer retention and acquisitions. This coupled with strong cost management and tax strategies led to the 21.8% increase in net income in 2009.

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

Interest (Income)/Expense, Net

Interest (income)/expense for the year ended December 31, 2009 was a $1.0 million expense, an increase of $0.2 million compared to interest expense of $0.8 million in 2008 due to average debt outstanding over the full year being greater than the prior year and a reduction of cash on hand.

(Gain)/loss on Sales/Impairment of assets before interest

For the twelve months ended December 31, 2009 there was an impairment of assets charge of $2.9 million loss due to a fourth quarter write down of the Company's routing and scheduling initiative.

Taxes

The Company's effective tax rate was 33.5% in 2009 compared to 39.0% in 2008. The reduced rate in 2009 is due to a tax benefit from converting several of Rollins, Inc's wholly-owned subsidiaries from C corporations to limited liability companies partially offset by tax on repatriation of Canadian cash from Orkin's wholly-owned subsidiary PCO Services to the United States.

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2010, 2009, and 2008 were $20.9 million, $9.5 million and $13.7 million, respectively.

	Years ended December 31,
(in thousands)	2010	2009	2008

Net cash provided by operating activities	$124,053	$110,846	$90,744
Net cash used in investing activities	(47,645)	(26,562)	(166,717)
Net cash provided by (used in) financing activities	(65,497)	(89,753)	21,032
Effect of exchange rate changes on cash	498	1,257	(2,623)

Net increase/(decrease) in cash and cash equivalents	$11,409	$(4,212)	$(57,564)

The Company's operations generated cash of $124.1 million for the year ended December 31, 2010 primarily from net income of $90.0 million, compared with cash provided by operating activities of $110.8 million in 2009 and $90.7 million in 2008. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future

The Company made contributions totaling $5.2 million to the Rollins, Inc. and its wholly-owned subsidiaries defined benefit retirement plans (the "Plans") during the year ended December 31, 2010 and $5.0 million during each of the years ended December 31, 2009 and 2008 as a result of the Plans' funding status. The Company is considering making contributions to its Plans of approximately $6.0 million during fiscal 2011. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company used $47.6 million on investments for the year ended December 31, 2010 and invested approximately $13.0 million in capital expenditures during the year. Capital expenditures for the year consisted primarily of equipment replacements and technology related projects. The Company expects to invest between $13.0 million and $20.0 million in 2011 in capital expenditures. During 2010, the Company acquired Waltham Services and several smaller companies totaling $34.8 million compared to $11.0 million in acquisitions during 2009 and $152.4 million in 2008. The expenditures for the Company's acquisitions were primarily funded by cash on hand and borrowings under a senior unsecured revolving credit facility. The Company continues to seek new acquisitions.

The Company used cash of $65.5 million on financing activities for the year ended December 31, 2010. A total of $35.5 million was paid in cash dividends ($0.24 per share, post 3-for-2 stock split) during the year ended December 31, 2010, compared to $27.9 million ($0.1867 per share, post 3-for-2 stock split) during the year ended December 31, 2009 and $25.0 million ($0.1667 per share, post 3-for-2 stock split) in 2008. The Company used $29.7 million to repurchase 1.9 million shares of its common stock, adjusted for the 3-for-2 stock split, on the open market at a weighted average price of $13.95 per share during 2010 compared to $29.1 million to purchase 2.5 million shares, adjusted for the 3-for-2 stock split, at an average price of $11.02 in 2009 and $23.2 million to purchase 2.1 million shares at a weighted average price of $10.62 in 2008. There are 2.5 million shares authorized remaining to be repurchased under prior Board approval.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of December 31, 2010, borrowings of $25.0 million were outstanding under the line of credit and $1.0 million under the swingline subfacility. The Company maintains approximately $29.3 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in the first quarter of 2011. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2010, the additional rate allocated was .50%.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed certain limits.

The Company remained in compliance with applicable debt covenants at December 31, 2010 and expects to maintain compliance throughout 2011.

Litigation

For discussion on the Company's legal contingencies, see Note 11 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2010 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Line of credit (1)	$26,000	$26,000	$—	$—	$—
Business combination related liabilities	7,980	2,687	5,101	192	—
Non-cancelable operating leases	71,137	26,323	28,216	11,628	4,970
Unrecognized Tax Positions (2)	1,900	1,900	—	—	—

Total (3)	$107,017	$56,910	$33,317	$11,820	$4,970

(1)
The Company estimates interest on outstanding borrowings under the line of credit to be less than $1.0 million for the period of less than one year.

(2)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2010. Uncertain tax positions of $0.7 million are not included due to the uncertainty of the final amount and settlement.

(3)
Minimum pension funding requirements are not included as funding will not be required. The Company is considering making contributions to its pension plans of approximately $6.0 million.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of, the filing date, February 25, 2011, there were no subsequent events that would affect its financial statements.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers' compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on an annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration, along with management's knowledge of changes in business practices and existing claims compared to current balances. The reserve is established based on all these factors. Due to the uncertainty associated with the estimation of future loss and expense payments and inherent limitations of the data, actual developments may vary from the Company's projections. This is particularly true since critical assumptions regarding the parameters used to develop reserve estimates are largely based upon judgment. Therefore, changes in estimates may be material. Management's judgment is inherently subjective and a number of factors are outside management's knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a "Red Alert" program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Defined benefit pension plans—In 2002, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company has other smaller pension plans acquired related to acquisitions included in note 12 to the Company's financial statements. The Company accounts for these defined benefit plan in accordance with FASB ASC Topic 715 "Compensation- Retirement Benefits", and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company's assumption for the expected return on plan assets is seven percent which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company's expected benefit payments over the life of the plans is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 5.51 percent as of December 31, 2010 compared to 6.01 percent in 2009 and 6.81 percent in 2008. A lower discount rate increases the present value of benefit obligation.

As set forth in note 12 to the Company's financial statements, included among the asset categories for the Plan's investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2009-12 "Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent)," these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds' judgments and assumptions by reviewing the financial data included in the funds' financial statements for reasonableness.

As of December 31, 2010, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income increased stockholders' equity by $1.2 million before tax.

New Accounting Standards

Recently issued accounting standards to be adopted in 2011

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, or "ASU 2009-13." ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU

2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted the amendments for levels 1 and 2 in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company's consolidated financial statements. The adoption of the amendment for level 3 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on the Company's financial position or results of operations.

Recently Adopted Accounting standards

In April 2009, the Financial Accounting Standards Board (FASB) issued certain amendments as codified in Accounting Standards Codification (ASC) Topic 820-10, "Fair Value Disclosures." ASC 820-10 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 805-20 "Identifiable Assets and Liabilities, and Any Noncontrolling Interest" which clarifies ASC 805 "Business Combinations," to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. The amendments require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liabilities would generally be recognized in accordance with ASC 450 "Contingencies," if the criteria for disclosures under that topic are met. The disclosures are required for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted these amendments in the first quarter of 2009 the adoption did not have a material effect on the Company's consolidated financial statements.

There were various other accounting standards and interpretations issued through February 25, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company's belief that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity; the Company's belief that it is recession resistant; the Company's expectation to continue its payment of cash dividends; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's belief that any additional pension plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2011 capital expenditures; the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2010; the impact of the Company's contractual obligations; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, interest rates are fixed on the outstanding borrowings of $26.0 million ($25.0 million at January 31, 2011) creating minimal interest rate risk exposure. However, the Company does maintain approximately $29.3 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2010 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2010, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 35.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Rollins, Inc.

We have audited Rollins, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Shareholders
Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 25, 2011

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2010	2009

ASSETS
Cash and cash equivalents	$20,913	$9,504
Trade receivables, short-term, net of allowance for doubtful accounts of $8,225 and $7,589, respectively	67,185	60,590
Accounts receivable-other, net	3,248	2,164
Materials and supplies	11,899	10,208
Deferred income taxes, net	27,396	25,839
Other current assets	20,380	12,225

Total Current Assets	151,021	120,530
Equipment and property, net	74,013	74,644
Goodwill	210,779	189,658
Customer contracts	117,291	121,176
Other intangible assets, net	30,265	24,785
Deferred income taxes	15,106	17,901
Trade receivables, long-term, net of allowance for doubtful accounts of $1,169 and $1,083, respectively	10,193	9,356
Other assets	10,346	8,446

Total Assets	$619,014	$566,496

LIABILITIES
Accounts payable	25,940	15,841
Accrued insurance	18,652	16,567
Accrued compensation and related liabilities	61,817	57,377
Unearned revenue	85,489	85,883
Line of credit	26,000	30,000
Other current liabilities	28,543	27,085

Total current liabilities	246,441	232,753
Accrued insurance, less current portion	27,221	24,908
Accrued pension	12,515	14,895
Long-term accrued liabilities	34,867	29,374

Total Liabilities	321,044	301,930

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 147,181,472 and 148,356,523 shares issued, respectively	147,181	148,357
Paid in capital	27,816	22,655
Accumulated other comprehensive loss	(32,490)	(32,127)
Retained earnings	155,463	125,681

Total Stockholders' Equity	297,970	264,566

Total Liabilities and Stockholders' Equity	$619,014	$566,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2010	2009	2008

REVENUES
Customer services	$1,136,890	$1,073,958	$1,020,564

COSTS AND EXPENSES
Cost of services provided	583,089	551,002	534,494
Depreciation and amortization	36,408	37,169	33,443
Sales, general and administrative	373,288	355,590	339,078
(Gain)/loss on sales/impairment of assets	123	2,942	(166)
Interest expense	437	964	761

	993,345	947,667	907,610

INCOME BEFORE INCOME TAXES	143,545	126,291	112,954

PROVISION FOR INCOME TAXES
Current	51,468	41,873	39,563
Deferred	2,075	434	4,457

	53,543	42,307	44,020

NET INCOME	$90,002	$83,984	$68,934

INCOME PER SHARE – BASIC	$0.61	$0.56	$0.46

INCOME PER SHARE – DILUTED	$0.61	$0.56	$0.45

Weighted average shares outstanding – basic	148,030	149,179	151,203
Weighted average shares outstanding – diluted	148,231	149,624	151,830
DIVIDENDS PAID PER SHARE	$0.24	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Paid- In-Capital	Comprehensive Income (Loss)		Retained Earnings
(In thousands)	Shares	Amount					Total

Balance at December 31, 2007	150,954	$150,954	$15,184		$(4,050)	$71,465	$233,553

Net Income				68,934		68,934	68,934
Other Comprehensive Income, Net of Tax							—
Pension Liability Adjustment				(27,084)			(27,084)
Foreign Currency Translation Adjustments				(3,624)		—	(3,624)

Other Comprehensive Income				(30,708)	(30,708)

Comprehensive Income				38,226

Cash Dividends						(24,969)	(24,969)
Common Stock Purchased (1)	(2,078)	(2,078)				(19,992)	(22,070)
Stock Compensation	962	962	3,751			(321)	4,392
Common Stock Options Exercised (2)	223	223	(992)			(74)	(843)
Excess Tax Benefit on Restricted Stock Dividend Compensation and Non-Qualified Stock Options			144				144

Balance at December 31, 2008	150,061	$150,061	$18,087		$(34,758)	$95,043	$228,433

Net Income				83,984		83,984	83,984
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(14)			(14)
Foreign Currency Translation Adjustments				2,645		—	2,645

Other Comprehensive Income				2,631	2,631

Comprehensive Income				86,615

Cash Dividends						(27,853)	(27,853)
Common Stock Purchased (1)	(2,516)	(2,516)				(25,221)	(27,737)
Stock Compensation	695	695	5,337			(232)	5,800
Common Stock Options Exercised (2)	117	117	(955)			(40)	(878)
Excess Tax Benefit on Restricted Stock Dividend Compensation and Non-Qualified Stock Options			186				186

Balance at December 31, 2009	148,357	$148,357	$22,655		$(32,127)	$125,681	$264,566

Net Income				90,002		90,002	90,002
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(1,189)			(1,189)
Foreign Currency Translation Adjustments				826		—	826

Other Comprehensive Income				(363)	(363)

Comprehensive Income				89,639

Cash Dividends						(35,521)	(35,521)
Common Stock Purchased (1)	(1,889)	(1,889)				(24,463)	(26,352)
Stock Compensation	594	594	7,153			(209)	7,538
Common Stock Options Exercised (2)	119	119	(3,177)			(27)	(3,085)
Excess Tax Benefit on Restricted Stock Dividend Compensation and Non-Qualified Stock Options			1,185				1,185

Balance at December 31, 2010	147,181	$147,181	$27,816		$(32,490)	$155,463	$297,970

(1)
Charges to Retained Earnings are from purchases of the Company's Common Stock and its three-for-two stock split effective 12/10/2010.

(2)
Common Stock Options Exercised are net of employee stock buybacks

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net Income	$90,002	$83,984	$68,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,408	37,169	33,443
Provision for deferred income taxes	2,075	434	4,457
Stock based compensation expense	7,538	5,800	4,392
(Gain)/loss on sales/impairments of assets	123	2,942	(166)
Excess tax benefits from share-based payments	(1,185)	(186)	(144)
Provision for bad debts	8,641	9,638	8,984
Other, net	(844)	126	(712)
Changes in assets and liabilities:
Trade accounts receivables	(13,994)	(9,977)	(9,440)
Accounts receivable—other	(1,080)	84	(361)
Materials and supplies	(1,391)	1,040	(422)
Other current assets	(8,197)	(2,164)	(3,760)
Other non-current assets	(1,473)	(1,407)	(613)
Accounts payable and accrued expenses	11,273	(9,898)	(1,384)
Unearned revenue	(2,516)	(2,939)	(1,691)
Accrued insurance	4,398	2,589	(221)
Accrual for termite contracts	(1,075)	(4,300)	(3,700)
Accrued pension	(5,176)	(5,000)	(5,000)
Long-term accrued liabilities	526	2,911	(1,852)

Net cash provided by operating activities	124,053	110,846	90,744

INVESTING ACTIVITIES

Cash used for acquisitions of companies, net of cash acquired	(34,764)	(10,966)	(152,369)
Purchase of equipment and property	(13,036)	(15,740)	(14,815)
Cash from sales of franchises	148	56	321
Proceeds from sales of assets	7	88	146

Net cash used in investing activities	(47,645)	(26,562)	(166,717)

FINANCING ACTIVITIES
Borrowings, under line of credit agreement	—	—	90,000
Payments on line of credit borrowings	(4,000)	(35,000)	(25,000)
Cash paid for common stock purchased	(29,692)	(29,108)	(23,240)
Dividends paid	(35,521)	(27,853)	(24,969)
Book overdrafts in bank accounts	2,500	2,000	4,600
Proceeds received upon exercise of stock options	255	493	326
Principal payments on capital lease obligations	(224)	(471)	(829)
Excess tax benefits from share-based payments	1,185	186	144

Net cash provided by/(used in) financing activities	(65,497)	(89,753)	21,032

Effect of exchange rate changes on cash	498	1,257	(2,623)

Net increase/(decrease) in cash and cash equivalents	11,409	(4,212)	(57,564)
Cash and cash equivalents at beginning of year	9,504	13,716	71,280

Cash and cash equivalents at end of year	$20,913	$9,504	$13,716

Supplemental disclosure of cash flow information
Cash paid for interest	$248	$1,031	$1,030
Cash paid for income taxes, net	$60,101	$46,431	$41,638

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $(1.9) million, $(23) thousand, and $(44.2) million in 2010, 2009, and 2008, respectively.

Business Combinations—Non-cash acquisition of assets in business combinations were $8.0 millions, $2.6 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

Orkin, LLC ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and PCO Services, Inc. ® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States.

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

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company's total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Principles of Consolidation—The Company's policy is to consolidate all subsidiaries, investees or other entities where it has voting control, is subject to a significant risk of loss, or is entitled to receive significant residual returns. The Company does not have any interest in other investees, joint ventures, or other entities that require consolidation.

The consolidated financial statements include the accounts of the Company and subsidiaries owned by the Company. All material intercompany accounts and transactions have been eliminated.

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 25, 2011, there were no subsequent events that would affect its financial statements.

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

Revenue received for termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. The performance of reinspections tends to be close to the contract renewal date and, while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses. The Company accrues for noticed claims. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information.

All revenues are reported net of sales taxes.

The Company's foreign operations accounted for approximately 8%, 7% and 8% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company's receivables are due from pest control and termite services in the United States and selected international locations. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2010, 2009 and 2008. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2010	2009	2008

Advertising	$43,119	$43,693	$41,559

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

	At December 31,
(in thousands)	2010	2009

Cash held in foreign bank accounts	$15,219	$2,990

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2010 and 2009. See note 12 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on FASB ASC topic 740 "Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

Equipment and Property—Equipment and Property are stated at cost, net of accumulated depreciation, which includes the amortization of assets recorded under capital leases and are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, two to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. The annual provisions for depreciation, below, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization:

	Years ended December 31,
(in thousands)	2010	2009	2008

Depreciation	$15,975	$15,874	$14,205

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

The basic and diluted calculations differ as a result of the dilutive effect of stock options included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for the three-for-two stock split on December 10, 2010.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Twelve Months End December 31,
	2010	2009	2008

Net income	$90,002	$83,984	$68,934
Less: Dividends paid
Common Stock	(34,871)	(27,370)	(24,581)
Restricted shares of common stock	(650)	(483)	(388)

Undistributed earnings for the period	$54,481	$56,131	$43,965

Allocation of undistributed earnings:
Common stock	$53,419	$55,098	$43,270
Restricted shares of common stock	1,062	1,033	695
Diluted allocation of undistributed earnings:
Common stock	$53,421	$55,101	$43,273
Restricted shares of common stock	1,060	1,030	692
Basic shares outstanding:
Common stock	145,145	146,433	148,814
Restricted shares of common stock	2,885	2,746	2,389

	148,030	149,179	151,203

Diluted shares outstanding:
Common stock	145,145	146,433	148,814
Dilutive effect of stock options	201	445	627

	145,346	146,878	149,441
Restricted shares of common stock	2,885	2,746	2,389

	148,231	149,624	151,830

Basic earnings per share
Common stock:
Distributed earnings	$0.24	$0.19	$0.17
Undistributed earnings	0.37	0.37	0.29

	$0.61	$0.56	$0.46

Restricted shares of common stock
Distributed earnings	$0.23	$0.18	$0.17
Undistributed earnings	0.37	0.37	0.29

	$0.60	$0.56	$0.46

Total shares of common stock
Distributed earnings	$0.24	$0.19	$0.17
Undistributed earnings	0.37	0.37	0.29

	$0.61	$0.56	$0.46

Diluted earning per share:
Common stock:
Distributed earnings	$0.24	$0.19	$0.16
Undistributed earnings	0.37	0.37	0.29

	$0.61	$0.56	$0.45

Restricted shares of common stock
Distributed earnings	$0.23	$0.18	$0.16
Undistributed earnings	0.37	0.37	0.29

	$0.60	$0.56	$0.45

Total shares of common stock
Distributed earnings	$0.24	$0.19	$0.16
Undistributed earnings	0.37	0.37	0.29

	$0.61	$0.56	$0.45

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

TLRSs provide for the issuance of a share of the Company's Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Outstanding TLRSs vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. These awards are amortized, net of forfeitures, on a straight-line basis over six years.

The Company did not grant any stock options during 2010, 2009 or 2008.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations and minimum pension liability adjustments.

Franchising Program—Rollins' wholly-owned subsidiary, Orkin, had 56 domestic franchises as of December 31, 2010. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises were $3.7 million at December 31, 2010 and 2009. These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized net gains of $1.1 million and $1.0 million for the years ended December 31, 2010 and 2008, respectively and a net loss of $0.1 million for the sale of customer contracts for the year ended December 31, 2009 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees were $2.5 million and $2.3 million at December 31, 2010 and 2009, respectively.

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," as revenues as earned on a monthly basis. Revenue from franchises were $3.4 million, $3.0 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, Orkin had 16 international franchises. Orkin's international franchise program began with its first international franchise in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean and Europe.

The Company's maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises has not exceeded $2.0 million for the years ended December 31, 2008 through 2010.

Three-for-Two Stock Split—The Board of Directors, at its quarterly meeting on October 26, 2010, authorized a three-for-two stock split by the issuance on December 10, 2010 of one additional common share for each two common shares held of record at November 10, 2010. Accordingly, the par value for additional shares issued was adjusted to common stock, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for these stock splits.

New Accounting Standards

Recently issued accounting standards to be adopted in 2011

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, or "ASU 2009-13." ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted the amendments for levels 1 and 2 in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company's consolidated financial statements. The adoption of the amendment for level 3 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on the Company's financial position or results of operations.

Recently Adopted Accounting standards

In April 2009, the Financial Accounting Standards Board (FASB) issued certain amendments as codified in Accounting Standards Codification (ASC) Topic 820-10, "Fair Value Disclosures." ASC 820-10 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 805-20 "Identifiable Assets and Liabilities, and Any Noncontrolling Interest" which clarifies ASC 805 "Business Combinations," to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. The amendments require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liabilities would generally be recognized in accordance with ASC 450 "Contingencies," if the criteria for disclosures under that topic are met. The disclosures are required for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted these amendments in the first quarter of 2009 the adoption did not have a material effect on the Company's consolidated financial statements.

There were various other accounting standards and interpretations issued during through February 25, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.     ACQUISITIONS

Acquisition of HomeTeam Pest Defense:

In April 2008, the Company completed the acquisition of substantially all of the assets of Centex Home Services, LLC, a Nevada limited liability company, HomeTeam Pest Defense, Inc., a Nevada corporation, and HomeTeam Pest Defense, LLC, a Delaware limited liability company, related to the business of providing termite and pest control services to homebuilders, businesses and homeowners. The final purchase price paid for the acquisition was $134.0 million. The purchase price was negotiated at arms length.

At the time of the acquisition, HomeTeam Pest Defense, with its unique Taexx in the wall system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam Pest Defense services home builders nationally.

HomeTeam Pest Defense recorded revenues of approximately $134.0 million for the fiscal year ended March 31, 2007. The Company's consolidated statements of income include the results of operations of HomeTeam Pest Defense for the period beginning April 1, 2008 through December 31, 2010.

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

	Twelve Months Ended December 31,
(dollars in thousands)	2010 As reported	2009 As reported	2008 Pro forma (unaudited)

REVENUES
Customer services	$1,136,890	$1,073,958	$1,052,032

INCOME BEFORE INCOME TAXES	$143,545	$126,291	$113,474
PROVISION FOR INCOME TAXES	53,543	42,307	44,219

NET INCOME	$90,002	$83,984	$69,255

INCOME PER SHARE – BASIC	$0.61	$0.56	$0.46

INCOME PER SHARE – DILUTED	$0.61	$0.56	$0.46

Weighted average shares outstanding – basic	148,030	149,179	151,203
Weighted average shares outstanding – diluted	148,231	149,624	151,830

Acquisition of Waltham Services:

The Company acquired Waltham Services, Inc on July 31, 2010. Waltham Services, Inc. was established in 1893 in Waltham, Massachusetts. Waltham Services, with annual revenues exceeding $17 million, is a leading provider of advanced pest management serving New England and New York. Waltham's primary service is commercial and residential pest control. Prior to the acquisition Waltham was ranked as the 33rd largest company in the industry. Waltham will operate independently to preserve its successful brand, loyal customers and employees.

Including the Waltham Services acquisition, the Company has made several acquisitions that are not material either individually or in total to the Company's consolidated financial statements.

3.     DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of December 31, 2010, borrowings of $25.0 million were outstanding under the line of credit and $1.0 million under the swingline subfacility. The Company maintains approximately $29.3 million in letters of credit. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. As of December 31, 2009, borrowings of $30.0 million were outstanding under the line of credit and there were no borrowings under the swingline subfacility and maintained approximately $34.9 million in letters of credit.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Outstanding balances of individual tranches under the Credit Agreement currently mature in the first quarter of 2011. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2010, the additional rate allocated was .50%.

As of December 31, 2010, the effective interest rate on the outstanding borrowing under the line of credit was less than 0.78%. The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of the Company's consolidated debt to EBITDA to exceed certain limits.

The Company remained in compliance with applicable debt covenants at December 31, 2010 and expects to maintain compliance throughout 2011.

4.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended December 31,
(in thousands)	2010	2009

Gross Trade Receivables, short-term	$75,410	$68,179
Gross Trade Receivables, long-term	11,362	10,439
Allowance for Doubtful Accounts	(9,394)	(8,672)

Net Trade Receivables	$77,378	$69,946

Trade receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates. Trade receivables also include note receivables due from franchises. At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis. The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $10.2 million and $9.4 million at December 31, 2010 and 2009, respectively.

5.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2010	2009

Buildings	$42,995	$42,230
Operating Equipment	67,739	64,679
Furniture and Fixtures	11,375	10,615
Computer Equipment and Systems	49,759	47,336

	171,868	164,860
Less–Accumulated Depreciation	121,540	111,095

	50,328	53,765
Land	23,685	20,879

Net equipment and property	$74,013	$74,644

Included in equipment and property, net at December 31, 2010 and 2009, are fixed assets held in foreign countries of $2.0 million, and $2.2 million, respectively.

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

The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million on an unsecured basis at the bank's prime rate of interest or the indexed London Interbank Offered Rate (LIBOR), which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of December 31, 2010, borrowings of $25.0 million were outstanding under the line of credit and $1.0 million under the swingline subfacility. The fair value of outstanding borrowings at December 31, 2010 were approximately $25.7 million based upon interest rates available to the Company as evidenced by debt of other companies with similar credit characteristics.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$540	$540	$—	$—
Available for sale securities	181	181	—	—

Total	$721	$721	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at December 31, 2009.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$817	$817	$—	$—
Available for sale securities	144	144	—	—

Sub-Total	$961	$961	$—	$—
Payables	(22)	(22)	—	—

Total	$939	$939	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

The marketable securities classified as available-for-sale and the securities held in the deferred compensation plan are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

At December 31, 2010 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $33.3 million. The cash surrender value of these life insurance policies had a net realizable value of $9.4 million and $7.3 million at December 31, 2010 and 2009, respectively. The total deferred compensation plan assets recorded on the Company's books at December 31, 2010 and 2009 was $10.1 million and $8.3 million, respectively.

7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $210.8 million as of December 31, 2010 and $189.7 million as of December 31, 2009. Goodwill increased $21.1 million for the year ended December 31, 2010 and $2.4 million for the year ended December 31, 2009 due primarily to acquisitions. The carrying amount of goodwill in foreign countries was $9.4 million as of December 31, 2010 and $9.0 million as of December 31, 2009. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2010 and 2009 are as follows:

(in thousands)

Goodwill as of December 31, 2008	$187,266
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	1,119
Goodwill adjustments due to currency translation	1,273

Goodwill as of December 31, 2009	$189,658
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	21,288
Goodwill adjustments due to currency translation	(167)

Goodwill as of December 31, 2010	$210,779

8.     CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with FASB ASC Topic 350 "Intangibles—Goodwill and other", the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8-20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2010	2009

Customer contracts	$219,787	$206,215
Less: Accumulated amortization	(102,496)	(85,039)

Customer contracts, net	$117,291	$121,176

The carrying amount of customer contracts in foreign countries was $4.0 million as of December 31, 2010 and $3.8 million as of December 31, 2009.

Other intangible assets include non-compete agreements, patents and finite lived and indefinitely lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2010	2009

Other intangible assets	$41,759	$34,655
Less: Accumulated amortization	(11,494)	(9,870)

Other intangible assets, net	$30,265	$24,785

Total amortization expense was approximately $20.4 million in 2010, $21.3 million in 2009 and $19.2 million in 2008. Included in the table above are non-amortizable, indefinite lived intangible assets of $14.4 and $13.5 at December 31, 2010 and 2009, respectively.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years is as follows:

(in thousands)

2011	$21,566
2012	$20,244
2013	$19,358
2014	$16,344
2015	$13,649

9.     INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2010	2009	2008

Current:
Federal	$40,250	$39,636	$31,243
State	8,494	6,802	6,022
Foreign	2,724	3,324	2,298
Benefit from valuation allowance releases	—	(7,889)	—
Deferred:
Federal	2,355	(143)	3,183
State	625	626	948
Foreign	(905)	(49)	326

Total income tax provision	$53,543	$42,307	$44,020

The primary factors causing income tax expense to be different than the federal statutory rate for 2010, 2009 and 2008 are as follows:

	December 31,
(in thousands)	2010	2009	2008

Income tax at statutory rate	$50,241	$44,202	$39,534
State income tax expense (net of federal benefit)	4,688	4,873	4,527
Foreign tax expense (benefit)	(1,804)	301	638
Valuation allowance	—	(7,889)	—
Other	418	820	(679)

Total income tax provision	$53,543	$42,307	$44,020

The Provision for Income Taxes resulted in an effective tax rate of 37.3% on Income Before Income Taxes for the year ended December 31, 2010. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes.

For 2009 the effective tax rate was 33.5%. The reduced effective tax rate for 2009 was primarily due to benefits received from conversion of several of the Company's wholly-owned subsidiaries from C-corporations to limited liability companies resulting in the complete release of the valuation allowance, offset slightly by tax associated with repatriation of cash from Orkin's Canadian wholly-owned subsidiary, PCO Services.

For 2008 the effective tax rate was 39.0%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes.

During 2010, 2009 and 2008, the Company paid income taxes of $60.1 million, $46.4 million and $41.6 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009

Deferred tax assets:
Termite Accrual	$2,522	$2,859
Insurance and Contingencies	20,968	19,301
Unearned Revenues	13,330	12,935
Compensation and Benefits	3,681	3,921
Net Pension Liability	4,818	5,735
State and Foreign Operating Loss Carryforwards	8,426	8,005
Bad Debt Reserve	3,176	2,977
Other	4,413	3,568
Valuation allowance	(810)	—

Total Deferred Tax Assets	60,524	59,301

Deferred tax liabilities:
Depreciation and Amortization	(6,373)	(6,729)
Foreign Currency Translation	(3,617)	(3,100)
Intangibles and Other	(8,032)	(5,732)

Total Deferred tax Liabilities	(18,022)	(15,561)

Net Deferred Tax Assets	$42,502	$43,740

Analysis of the valuation allowance:

	December 31,
(in thousands)	2010	2009

Valuation allowance at beginning of year	$—	$12,784
Increase/(decrease) in valuation allowance	810	(12,784)

Valuation allowance at end of year	$810	$—

As of December 31, 2010, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $198.0 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2011 and 2027. During 2009, the Company converted certain operating companies to Limited Liability Companies. Management believes that, after conversion, it is likely to be able to utilize all state net operating losses before they expire and has determined that a valuation allowance is no longer necessary. Management believes that it is unlikely to be able to utilize approximately $3.0 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.8 million due to the foreign net operating losses

Earnings from continuing operations before income tax includes foreign income of $7.8 million in 2010, $8.5 million in 2009 and $5.7 million in 2008. During December 2009, the international subsidiaries remitted their earnings to the Company in the form of a one time dividend. In the future the Company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries.

The total amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the effective tax rate is $2.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2010	2009

Balance at Beginning of Year	$2,430	$2,928
Additions based on tax positions related to current year	1,283	—
Additions for tax positions of prior years	127	152
Reductions for tax positions of prior years	—	(63)
Settlements	(1,274)	(562)
Expiration of statute of limitation	—	(25)

Balance at End of Year	$2,566	$2,430

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The tax returns for 2002 and 2003 are currently under examination by the Internal Revenue Service. During 2009 several issues included in the examination were settled for $1.1 million, including interest. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2008. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2005.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing state audits. It is expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $1.9 million. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.6 million and $0.8 million as of December 31, 2010 and December 31, 2009, respectively. During 2010 the Company recognized interest and penalties of $0.9 million.

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

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
(in thousands)	2010	2009

Beginning balance	$10,000	$14,300
Current year provision	5,816	2,248
Settlements, claims, and expenditures	(6,891)	(6,548)

Ending balance	$8,925	$10,000

The accrual for termite contracts is included in other current liabilities, $2.7 million and $3.4 million at December 31, 2010 and 2009, respectively and long-term accrued liabilities, $6.2 million and $6.6 million at December 31, 2010 and 2009, respectively on the Company's consolidated statements of financial position.

11.   COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating and capital leases, some of which contain escalation clauses. The capital leases contractually expire at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2010 and 2009. Following is a summary of property held under capital leases:

(in thousands)	2010	2009

Vehicles	$1,703	$2,144
Expirations & Disposals	(841)	(395)
Accumulated Depreciation	(843)	(1,549)

Total property held under capital leases	$19	$200

The remainder of the leases are accounted for as operating leases expiring at various dates through 2017:

	Years ended December 31,
(in thousands)	2010	2009	2008

Rental Expense	$43,135	$40,515	$39,860

Future commitments under operating and capital leases are as summarized:

(in thousands)	Operating leases	Capital leases

2011	$26,323	$38
2012	17,259	—
2013	10,957	—
2014	7,569	—
2015	4,059	—
Thereafter	4,970	—

Total minimum obligation	$71,137	$38
Interest component of obligation	—	(19)

Present value of minimum obligation	$71,137	$19

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc.; Khan V. Orkin, Inc., et.al.; John Urbino v. Orkin Services of California, Inc. and Rollins, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. These cases originate in California and Pennsylvania, respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and has not been scheduled for a class certification hearing. The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing. The Urbino lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California. It has not been scheduled for a class certification hearing. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

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

12.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Employee Benefit Plans

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plan (the "Plans") covering employees meeting certain age and service requirements. The Plans provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $5.2 million to the Plans during the year ended December 31, 2010 with $5.0 million in contributions made for 2009 and 2008.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2010	2009

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$159,539	$144,872
Pension plans acquired upon acquisitions of companies	5,317	—
Interest cost	9,600	9,530
Actuarial (gain) loss	16,651	11,990
Benefits paid	(7,135)	(6,853)

Accumulated Benefit obligation at end of year	183,972	159,539
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	144,644	124,519
Pension plans acquired upon acquisitions of companies	3,733	—
Actual return on plan assets	25,039	21,978
Employer contribution	5,176	5,000
Benefits paid	(7,135)	(6,853)

Fair value of plan assets at end of year	171,457	144,644

Funded status	$(12,515)	$(14,895)

Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2010	2009

Noncurrent liabilities	$(12,515)	$(14,895)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2010	2009

Net loss	$62,538	$60,604

Included in Plans are newly acquired pension plans from acquisitions of companies during the year ended December 31, 2010. The accumulated benefit obligation for the defined benefit pension plans were $184.0 million and $159.5 million at December 31, 2010 and 2009, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Increases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $(1.9) million, $(23) thousand and $(44.2) million in 2010, 2009 and 2008, respectively.

The following weighted-average assumptions as of December 31 were used to determine the accumulated benefit obligation and net benefit cost:

	December 31,
	2010	2009	2008

ACCUMULATED BENEFIT OBLIGATION
Discount rate	5.51%	6.01%	6.81%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	6.01%	6.81%	6.25%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year's 2010, 2009 and 2008 the Company utilized a yield curve analysis.

  Components of Net Periodic Benefit Cost and Other
  Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2010	2009	2008

Net Periodic Benefit Cost
Service cost	$86	$—	$—
Interest cost	9,514	9,530	9,080
Expected return on plan assets	(11,437)	(10,974)	(12,343)
Amortization of net loss	1,115	963	1,082

Net periodic benefit cost	$(722)	$(481)	$(2,180)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$3,048	$986
Amortization of net loss	(1,115)	(963)

Total recognized in other comprehensive income	1,933	23

Total recognized in net periodic benefit cost and other comprehensive income	$1,211	$(458)

The Company does not expect to amortize a net gain or loss in 2011. At December 31, 2010 and 2009, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $30.3 million and $19.7 million at December 31, 2010 and 2009, respectively.

The Plans' weighted average asset allocation at December 31, 2010 and 2009 by asset category, along with the target allocation for 2011, are as follows:

		Percentage of plan assets as of December 31,
	Target allocations for 2011
Asset category		2010	2009

Cash	2.0%	1.1%	3.3%
Equity Securities – Rollins stock	10.0%	18.1%	13.6%
Domestic Equity – all other	22.5%	21.7%	21.6%
Global Equity	2.5%	3.6%	3.8%
International Equity	8.0%	11.3%	11.9%
Debt Securities – core fixed income	27.0%	21.4%	22.6%
Tactical Composite	18.0%	8.3%	0.0%
Real Estate	5.0%	3.7%	3.6%
Real Return	5.0%	4.6%	4.5%
Other	0.0%	6.2%	15.1%

Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical—maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contribution to the pension plans of approximately $6.0 million during fiscal 2011.

Included among the asset categories for the Plans' investments are real estate and other investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2009-12 "Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent)," these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds' judgments and assumptions by reviewing the financial data included in the funds' financial statements for reasonableness.

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

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2010 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 6 for a brief description of the three levels under the fair value hierarchy.

		Total	Level 1	Level 2	Level 3

(1)	Cash and Cash Equivalents	$10,747	$10,747	$—	$—
(2)	Fixed Income Securities	37,464	—	37,464	—
	Domestic Equity Securities Rollins, Inc. Stock	30,265	30,265	—	—
	Other Securities	37,989	37,989	—	—
	Global Equity Securities	5,953	—	5,953	—
(3)	International Equity Securities	19,789	9,272	10,517	—
(4)	Tactical Composite	13,875	—	13,875	—
(5)	Real Estate	6,248	—	—	6,248
(6)	Real Return	7,704	—	7,704	—
(7)	Alternative Investments	1,423	—	—	1,423

	Total	$171,457	$88,273	$75,513	$7,671

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

(4)
Tactical Composite funds invest in stocks, bonds and cash, both domestic and international. These assets are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

(5)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(6)
Real Return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

(7)
Alternative Investments are Hedge Funds consisting of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAVs] calculated by the fund and are not publicly available. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity. The Company is in the process of liquidating the Plans' alternative investments.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010.

	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2010

Real Estate	$5,209	$1,039	$—	$—	$6,248
Alternative Investments	21,832	1,269	(12,798)	(8,879)	1,423

Total	$27,041	$2,308	$(12,798)	$(8,879)	$7,671

The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2011	$8,410
2012	9,219
2013	9,426
2014	9,811
2015	10,374
Thereafter	59,818

Total	$107,058

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan that is available to a majority of the Company's full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $7.0 million in 2010, $6.6 million in 2009 and $6.1 million in 2008. At December 31, 2010, 2009 and 2008 approximately, 35.1%, 29.3% and 33.1%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $52 thousand in 2010, $91 thousand in 2009 and $99 thousand in 2008.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2,000 per plan year minimum. The Company may make discretionary contributions to participant accounts. The Company currently plans to credit accounts of participants of long service to the Company with certain discretionary amounts ("Pension Plan Benefit Restoration Contributions") in lieu of benefits that previously accrued under the Company's Retirement Income Plan up to a maximum of $245,000. The Company intends to make Pension Plan Benefit Restoration Contributions under the Deferred Compensation Plan for five years. The first contribution was made in January 2007 for those participants who were employed for all of the 2006 plan year. Only employees with five full years of vested service on June 30, 2005 qualify for Pension Plan Benefit Restoration Contributions. Under the Deferred Compensation Plan, salary and bonus deferrals and Pension Plan Benefit Restoration Contributions are fully vested. Any discretionary contributions are subject to vesting in accordance with the matching contribution vesting schedule set forth in the Rollins 401(k) Plan in which a participant participates. The Company will be making its last contributions associated with this plan during the first quarter of 2011.

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

At December 31, 2010 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $33.3 million. The cash surrender value of these life insurance policies were worth $9.4 million and $7.3 million at December 31, 2010 and 2009, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)

2011	$900
2012	950
2013	750
2014	750
2015	750

Total	$4,100

Total expense/(income) related to deferred compensation was $130 thousand, $22 thousand and $(493) thousand in 2010, 2009, and 2008, respectively. The Company had $8.7 million and $6.8 million in deferred compensation assets as of December 31, 2010 and 2009, respectively and $7.9 million and $7.2 million in deferred compensation liability as of December 31, 2010 and 2009, respectively. The amounts of assets were marked to fair value.

Stock Compensation Plans

All share and per share data has been adjusted for the three-for-two stock split effective December 10, 2010.

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

For the year ended December 31, 2010, the Company issued approximately 0.5 million shares (post-split) of common stock upon exercise of stock options by employees with 0.3 million shares (post-split) in 2009. In addition, the Company issued time lapse restricted shares of 0.9 million, 0.7 million and 1.0 million (all post-split) for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2010, approximately 5.8 million shares of the Company's common stock were reserved for issuance. In accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." The Company uses the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value and recognized on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2010	2009	2008

Time Lapse Restricted Stock:
Pre-tax compensation expense	$7,538	$5,800	$4,392
Tax benefit	(2,902)	(2,233)	(1,700)

Restricted stock expense, net of tax	$4,636	$3,567	$2,692

As of December 31, 2010, $20.0 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 3.9 years.

Option activity under the Company's stock option plan as of December 31, 2010, 2009 and 2008 and changes during the year ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,485	$4.49	3.80	$12,328
Exercised	(464)	4.07
Forfeited	(34)	3.81

Outstanding at December 31, 2008	986	4.71	3.39	7,236
Exercised	(328)	4.84
Forfeited	(5)	3.22

Outstanding at December 31, 2009	653	4.67	2.44	5,348
Exercised	(517)	4.67
Forfeited	0	0

Outstanding at December 31, 2010	136	$4.66	1.59	$2,056

Exercisable at December 31, 2010	136	$4.66	1.59	$2,056

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

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $5.2 million, $2.4 million and $3.5 million, respectively. Exercise of options during the years ended December 31, 2010, 2009 and 2008 resulted in cash receipts of $0.3 million, $0.5 million and $0.3, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2010, 2009 and 2008:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2007	1,805	$8.68
Forfeited	(40)	9.47
Vested	(313)	8.23
Granted	1002	11.31

Unvested as of December 31, 2008	2,453	9.80
Forfeited	(26)	9.48
Vested	(412)	8.51
Granted	721	10.99

Unvested as of December 31, 2009	2,737	10.31
Forfeited	(277)	10.99
Vested	(666)	9.51
Granted	871	12.32

Unvested as of December 31, 2010	2,664	$11.09

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total

Balance at December 31, 2008	$(36,874)	$2,116	$(34,758)
Change during 2009:
Before-tax amount	(23)	4,486	4,463
Tax expense	9	(1,841)	(1,832)

	(14)	2,645	2,631

Balance at December 31, 2009	(36,888)	4,761	(32,127)

Change during 2010:
Before-tax amount	(1,933)	1,343	(590)
Tax benefit	744	(517)	227

	(1,189)	826	(363)

Balance at December 31, 2010	$(38,077)	$5,587	$(32,490)

14.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled less than $0.1 million for the years ended December 31, 2010 and 2009 and less than $0.2 million for the year ended December 31, 2008.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.9 million for the year ended December 31, 2010 and $0.8 million for the years ended December 31, 2009 and 2008.

All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

15.   UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth

2010
Revenues	$253,041	$298,803	$305,118	$279,928
Gross profit (Revenues less cost of services provided)	122,066	150,375	149,054	132,306
Net income	17,583	27,700	25,513	19,206
Income per share:

Income per share – Basic	0.12	0.19	0.17	0.13
Income per share – Diluted	0.12	0.19	0.17	0.13

2009
Revenues	$242,972	$284,567	$286,852	$259,567
Gross profit (Revenues less cost of services provided)	117,601	142,934	139,416	123,005
Net income	15,808	25,482	22,733	19,961
Income per share:

Income per share – Basic	0.11	0.17	0.15	0.13
Income per share – Diluted	0.10	0.17	0.15	0.13

16.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 25, 2011, approved a 16.7% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.07 per share will be payable March 10, 2011 to stockholders of record at the close of business February 10, 2011. 2011 marked the ninth consecutive year Rollins, Inc.'s board of directors has increased the Company's dividend a minimum of 12% or greater.

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

Based on management's evaluation as of December 31, 2010, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 34.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 18 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2011 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock" and "Election of Directors" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2011 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,800,516	$4.66	5,812,822
Equity compensation plans not approved by security holders	—	$—	—

Total	2,800,516	$4.66	5,812,822	(1)

(1)
Includes 5,812,822 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Independent Public Accountants" in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.
(10)(r)	Summary of Compensation Arrangements with Directors.

  (b)
  Exhibits (inclusive of item 3 above):

(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
(2)(b)	Asset Purchase Agreement dated as of March 28, 2008 by and among Rollins HT, Inc., Centex Home Services, LLC, HomeTeam Pest Defense, Inc., and HomeTeam Pest Defense, LLC, incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated March 28, 2008.
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated October 23, 2007, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 8-K dated October 23, 2007.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated April 28, 2004 incorporated herein by reference to Exhibit (2) (ii) as filed with its Form 10-Q for the quarter ended June 30, 2004.
(10)(f)	Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.

(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(p)	Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.
(10)(r)	Summary of Compensation Arrangements with Directors.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 25, 2011	Date:	February 25, 2011

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, MD, Director
    Larry L. Prince, Director
    Glen W. Rollins, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 25, 2011

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2010, 2009 and 2008
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period

Year ended December 31, 2010
Allowance for doubtful accounts	$8,672	$8,641	$(7,919)	$9,394
Year ended December 31, 2009
Allowance for doubtful accounts	$7,539	$9,638	$(8,505)	$8,672
Year ended December 31, 2008
Allowance for doubtful accounts	$6,668	$8,984	$(8,113)	$7,539

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(2)(a)	Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
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
(10)(g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.

Exhibit Number	Exhibit Description
(10)(h)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10)(l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(p)
Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(q)	Summary of Compensation Arrangements with Executive Officers.
(10)(r)	Summary of Compensation Arrangements with Directors.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment, pursuant to 17 C.F.R. Sections 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.