Form 10-K/A
period 2010-12-31
ROLLINS INC
filed 2011-03-01
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2010 was $873,048,657 based on the reported last sale price of common stock on June 30, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 147,629,969 shares of Common Stock outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), as filed with the Securities and Exchange Commission on February 25, 2011, is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”) related to the interactive data file which was furnished with our Form 10-K filed on February 25, 2011.

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.                          Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10) (b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10) (c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10) (d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10) (g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (h)

Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10) (j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10) (k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10) (l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10) (m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (q)	Summary of Compensation Arrangements with Executive Officers incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (r)	Summary of Compensation Arrangements with Directors incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2010.

(b)                 Exhibits (inclusive of item 3 above):

(2) (a)

Asset Purchase Agreement by and among Orkin, Inc. and Western Industries, Inc., Western Exterminating Company, Inc. et al. dated March 8, 2004 incorporated herein by reference to Exhibit (2) (i) as filed with its Form 10-Q for the quarter ended March 31, 2004, as amended. *
(2) (b)

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

(D)  Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant’s 10-Q filed October 31, 2006

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

(10) (f)

Purchase and Sale Agreement by and among Rollins Continental, Inc. et al. dated December 20, 2004 incorporated herein by reference to Exhibit (10)(k) as filed with its Form 10-K for the year ended December 31, 2004.

(10) (g)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (h)

Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (i)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10) (j)	Rollins, Inc. Executive Compensation Summary as of January 22, 2008 incorporated herein by reference to Exhibit 10(t) as filed with its Form 10-K for the year-ended December 31, 2007.
(10) (k)	Summary of Rollins, Inc. Non-Employee Directors Compensation as of January 22, 2008 incorporated herein by reference to Exhibit 10(u) as filed with its Form 10-K for the year-ended December 31, 2007.
(10) (l)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10) (m)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.

(10) (n)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (o)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (p)

Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 as filed with its Form 10-Q for the quarter ended September 30, 2010.

(10) (p)

Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its 8-K dated March 28, 2008.

(10) (q)	Summary of Compensation Arrangements with Executive Officers incorporated herein by reference to Exhibit 10(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (r)	Summary of Compensation Arrangements with Directors incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2010.
(21)	Subsidiaries of Registrant incorporated herein by reference to Exhibit 21 as filed with its Form 10-K for the year ended December 31, 2010.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm incorporated herein by reference to Exhibit 23.1 as filed with its Form 10-K for the year ended December 31, 2010.
(24)	Powers of Attorney for Directors incorporated herein by reference to Exhibit 24 as filed with its Form 10-K for the year ended December 31, 2010.
(31.1)

Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Exhibit 31.1 as filed with its Form 10-K for the year ended December 31, 2010.

(31.2)

Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Exhibit 31.2 as filed with its Form 10-K for the year ended December 31, 2010.

(32.1)

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Exhibit 32.1 as filed with its Form 10-K for the year ended December 31, 2010.

(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

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

Rollins, Inc.

By:	/s/Harry J. Cynkus
Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	February 28, 2011