Form 10-Q
period 2011-03-31
ROLLINS INC
filed 2011-04-29
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Rollins, Inc. had 147,427,771 shares of its $1 par value Common Stock outstanding as of April 15, 2011.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(in thousands except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$23,340	$20,913
Trade receivables, short-term, net of allowance for doubtful accounts of $7,159 and $8,225, respectively	69,524	70,433
Materials and supplies	12,680	11,899
Deferred income taxes, net	27,178	27,396
Other current assets	14,522	20,380
Total Current Assets	147,244	151,021
Equipment and property, net	73,444	74,013
Goodwill	212,130	210,779
Customer contracts and Other intangible assets, net	146,742	147,556
Deferred income taxes	14,336	15,106
Trade receivables, long-term, net of allowance for doubtful accounts of $1,161 and $1,169, respectively	9,786	10,193
Other assets	10,523	10,346
Total Assets	$614,205	$619,014
LIABILITIES
Accounts payable	23,081	25,940
Accrued insurance	19,918	18,652
Accrued compensation and related liabilities	51,697	61,817
Unearned revenues	92,193	85,489
Line of credit	25,000	26,000
Other current liabilities	30,027	28,543
Total current liabilities	241,916	246,441
Accrued insurance, less current portion	25,969	27,221
Accrued pension	8,390	12,515
Long-term accrued liabilities	36,710	34,867
Total Liabilities	312,985	321,044
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 147,427,771 and 147,181,472 shares issued, respectively	147,428	147,181
Paid in capital	26,398	27,816
Accumulated other comprehensive loss	(31,803)	(32,490)
Retained earnings	159,197	155,463
Total Stockholders’ Equity	301,220	297,970
Total Liabilities and Stockholders’ Equity	$614,205	$619,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(in thousands except share data)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Customer services	$271,643	$253,041
COSTS AND EXPENSES
Cost of services provided	140,898	130,975
Depreciation and amortization	9,200	9,000
Sales, general and administrative	91,498	84,915
Interest expense	192	99
INCOME BEFORE INCOME TAXES	29,855	28,052
PROVISION FOR INCOME TAXES	11,215	10,469
NET INCOME	$18,640	$17,583
NET INCOME PER SHARE - BASIC	$0.13	$0.12
NET INCOME PER SHARE - DILUTED	$0.13	$0.12
DIVIDENDS PAID PER SHARE	$0.07	$0.06

Weighted average participating shares outstanding - basic	147,473	148,810
Dilutive effect of stock options	97	279
Weighted average participating shares outstanding – assuming dilution	147,570	149,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net Income	$18,640	$17,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,200	9,000
Provision for deferred income taxes	487	85
Provision for bad debts	862	170
Stock based compensation expense	1,882	1,875
Excess tax benefits from share-based payments	(70)	(389)
Other, net	(107)	(239)
Changes in operating assets and liabilities	2,060	153
Net cash provided by operating activities	32,954	28,238
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(4,413)	(624)
Purchases of equipment and property	(3,345)	(1,540)
Other	160	308
Net cash used in investing activities	(7,598)	(1,856)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(1,000)	(15,000)
Cash paid for common stock purchased	(7,710)	(4,462)
Dividends paid	(10,318)	(8,932)
Changes in cash overdraft position	(4,500)	6,000
Proceeds received upon exercise of stock options	0	242
Principal payments on capital lease obligations	(20)	(118)
Excess tax benefits from share-based payments	70	389
Net cash used in financing activities	(23,478)	(21,881)
Effect of exchange rate changes on cash	549	144
Net increase in cash and cash equivalents	2,427	4,645
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$23,340	$14,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.                           BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2010.  Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2010 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements.  Specifically, the Company makes estimates in its interim consolidated financial statements for the termite accrual which includes future cost including termiticide life expectancy and government regulations, the insurance accrual which includes self insurance and worker’s compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.                           COMPREHENSIVE INCOME

The components of comprehensive income for the applicable periods are as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Comprehensive income:
Net income	$18,640	$17,583
Foreign currency translation	687	402
Total comprehensive income	$19,327	$17,985

NOTE 3.                           RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently adopted accounting standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted the amendments for Levels 1 and 2 in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of (in) the Company’s consolidated financial statements.  The adoption of the amendment for Level 3 did not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 4.                           EARNINGS PER SHARE

The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded of which there were none at March 31, 2011 or March 31, 2010.  All prior period share and per share data throughout this document have been restated for the stock split effective December 10, 2010.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share
Common stock	$0.13	$0.12
Restricted shares of common stock	$0.12	$0.12
Total shares of common stock	$0.13	$0.12
Diluted earnings per share
Common stock	$0.13	$0.12
Restricted shares of common stock	$0.12	$0.12
Total shares of common stock	$0.13	$0.12

NOTE 5.                           CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc., et al.; Khan V. Orkin, Inc., et.al.; John Urbino v. Orkin Services of California, Inc., et al.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  These cases originate in California and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and has not been scheduled for a class certification hearing.  The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Urbino lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California.  It has not been scheduled for a class certification hearing.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.   The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes the lawsuit to be without merit and intends to defend itself vigorously through trial, if necessary.  The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 6.                           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility.  At March 31, 2011, the fair value of outstanding borrowings was approximately $24.9 million.

NOTE 7.                           STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2011 the Company paid $10.3 million or $0.07 per share in cash dividends compared to $8.9 million or $0.06 per share during the quarter ended March 31, 2010.  During the first quarter ended March 31, 2011, the Company repurchased 256,284 shares of its $1 par value common stock at a weighted average price of $18.90 per share compared to 195,150 shares purchased at a weighted average price of $12.82 per share for the same period in 2010.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 2.3 million additional shares may be purchased under its share repurchase program.

As more fully discussed in Note 12 of the Company’s notes to the consolidated financial statements in its 2010 Annual Report on Form 10-K stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The stock options generally vest over a five-year period and expire ten years from the issuance date.

During the first quarter ended March 31, 2011, approximately 10,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 237,000 shares for the prior year quarter.  The Company issues new shares from its authorized but unissued share pool.  At March 31, 2011 approximately 5.2 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Time lapse restricted stock:
Pre-tax compensation expense	$1,882	$1,875
Tax benefit	(724)	(700)
Restricted stock expense, net of tax	$1,158	$1,175

Options activity outstanding under the Company’s stock option plan as of March 31, 2011 and changes during the three months ended March 31, 2011, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2010	136	$4.66	1.590	$2,056
Exercised	(10)	4.49	n/a	34
Outstanding at March 31, 2011	126	4.68	1.35	1,975
Exercisable at March 31, 2011	126	$4.68	1.35	$1,975

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter ended March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and March 31, 2010 was zero and $2.4 million, respectively. Exercise of options through the first quarter ended March 31, 2011 and 2010 resulted in no cash receipts and $0.2 million, respectively.  The Company recognized a tax benefit of approximately $70 thousand and $389 thousand during the first quarters ended March 31, 2011 and 2010, respectively, which were recorded as an increase to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2011:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2010	2,664	$11.09
Forfeited	(28)	11.15
Vested	(518)	9.94
Granted	670	19.30
Unvested Restricted Stock Units at March 31, 2011	2,788	$13.28

At March 31, 2011 and December 31, 2010, the Company had $30.7 million and $20.0 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.5 years and 3.5 years, respectively.

NOTE 8.                                        PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC No. 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Service cost	$48	$0
Interest cost	2,472	2,346
Expected return on plan assets	(3,016)	(2,789)
Amortization of net loss	450	278
Net periodic benefit gain	$(46)	$(165)

During the three months ended March 31, 2011, the Company made contributions of $4.1 million to its defined benefit retirement plans (the “Plans”).  The Company and management are considering making further contributions to the Plans of approximately $1.0 million during the fiscal year ending December 31, 2011.

NOTE 9.        ACQUISITIONS

The Company made several acquisitions during the three month periods ended March 31, 2011 and 2010, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $212.1 million at March 31, 2011 and $210.8 million at December 31, 2010.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $10.1 million at March 31, 2011 and $9.4 million at December 31, 2010.

The Company has not had a triggering event to test for impairment of goodwill since its most recent impairment analysis on September 30, 2010.

The carrying amount of customer contracts and other intangible assets was $146.7 million as of March 31, 2011 and $147.6 million at December 31, 2010.  The carrying amount of customer contracts in foreign countries was $7.2 million at March 31, 2011 and $4.0 million at December 31, 2010.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 27, 2011, Rollins, Inc. reported its 20th consecutive quarter of improved earnings of $18.6 million for the quarter ended March 31, 2011, as compared to $17.6 million for the prior year quarter, a 6.0% improvement.  Revenues increased 7.4% to $271.6 million for the quarter as compared to $253.0 million for the prior year quarter.  Earnings for the quarter ended March 31, 2011 were $0.13 per diluted share, an 8.3% improvement over the $0.12 per diluted share reported the prior year quarter.

Rollins continues its solid financial performance generating $33.0 million in cash from operations year to date.  The Company repurchased 256,284 shares of common stock at a weighted average price of $18.90 per share during the first quarter. In total, approximately 2.3 million additional shares may be repurchased under the Company’s share purchase program.

The Board of Directors, at its quarterly meeting on January 25, 2011, approved a 16.7% increase in the Company’s quarterly cash dividend to $0.07 per share.  This marked the eighth consecutive year the Board has increased its dividend a minimum of 12% or greater.

Results of Operations

	Three Months Ended March 31,		%Better/ (worse) as compared to same quarter
(in thousands)	2011	2010	in prior year
Revenues	$271,643	$253,041	7.4%
Cost of services provided	140,898	130,975	(7.6)
Depreciation and amortization	9,200	9,000	(2.2)
Sales, general and administrative	91,498	84,915	(7.8)
Interest expense	192	99	(93.9)
Income before income taxes	29,855	28,052	6.4
Provision for income taxes	11,215	10,469	(7.1)
Net Income	$18,640	$17,583	6.0%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenues for the first quarter ended March 31, 2011 increased $18.6 million to $271.6 million or 7.4% compared to $253.0 million for the quarter ended March 31, 2010.

Commercial pest control approximates 43% of the Company’s revenues during the first quarter ended March 31, 2011 and grew 8.5% for the quarter compared to the quarter ended March 31, 2010.  The Company’s commercial revenues were impacted favorably by an increase in national account sales, acquisitions and a favorable foreign currency exchange rate.  The Company’s commercial fumigations service, which is included in total commercial pest control revenue, was up 4.7% compared to the same period in 2010.

Residential pest control service which represents approximately 39% of Rollins’ revenues during the first quarter ended March 31, 2011, increased 8.7% compared to the same period in 2010.   The Company’s residential pest control revenues were impacted favorably by an increase in sales, an increase in customers and acquisitions.

Termite service revenue, which is approximately 18% of Rollins’ business for the first quarter ended March 31, 2011, increased 2.7% compared to the same period in 2010.  Termite service is more dependent on new sales vs. pest control, as approximately half of its revenues are recurring, resulting from renewals and monitoring.

Foreign operations accounted for approximately 8% of total revenues during the first quarter of 2011 and 7% for the same period in 2010.

The revenues of the Company are affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasonal weather), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues (in thousands)
	2011	2010	2009
First Quarter	$271,643	$253,041	$242,972
Second Quarter	N/A	298,803	284,567
Third Quarter	N/A	305,118	286,852
Fourth Quarter	N/A	279,928	259,567
Year ended December 31,	$ N/A	$1,136,890	$1,073,958

Cost of Services provided for the first quarter ended March 31, 2011 increased $9.9 million or 7.6%, compared to the quarter ended March 31, 2010. Gross margin for the quarter decreased to 48.1% for the first quarter versus 48.2 % in the prior year due to increase in cost of fuel and personnel related costs, including both health and employment taxes.

Depreciation and Amortization expenses for the first quarter ended March 31, 2011 increased $0.2 million, an increase of 2.2% due to depreciation and amortization related to acquisitions that occurred in the 3rd and 4th quarters of 2010.

Sales, General and Administrative expenses for the first quarter ended March 31, 2011 increased $6.6 million or 7.8%, to 33.7% of revenues, increasing from 33.6% for the first quarter ended March 31, 2010. The increase in percent is due to the higher sales, general and administrative costs from the acquisitions made in the third and fourth quarters last year.  The acquired businesses are more seasonal with lower revenues in the first quarter.

Interest expense for the first quarter ended March 31, 2011 increased to $192 thousand compared to $99 thousand for the first quarter ended March 31, 2010.  Interest expense is comprised primarily of interest on the Company’s debt related to acquisitions.

Income Taxes for the first quarter ended March 31, 2011 increased to $11.2 million, a 7.1% increase from $10.5 million reported first quarter 2010, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.6%

for the first quarter ended March 31, 2011 versus 37.3% for the first quarter ended March 31, 2010, primarily due to differences in state tax rates.

Critical Accounting Policies

There has been no change to the Company’s critical accounting policies since the filing of its Form 10-K for the period ended December 31, 2010.

Liquidity and Capital Resources

Cash and Cash Flow

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$32,954	$28,238
Net cash used in investing activities	(7,598)	(1,856)
Net cash used in financing activities	(23,478)	(21,881)
Effect of exchange rate changes on cash	549	144
Net increase in cash and cash equivalents	2,427	4,645
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$23,340	$14,149

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $33.0 million for the three months ended March 31, 2011, compared with cash provided by operating activities of $28.2 million for the same period in 2010.

The Company made contributions of $4.1 million to its defined benefit retirement plan (the “Plan”) during the three months ended March 31, 2011.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $3.3 million in capital expenditures during the first three months ended March 31, 2011, compared to $1.5 million during the same period in 2010, and expects to invest approximately $15 million for the remainder of 2011. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the first three months ended March 31, 2011, the Company made expenditures for acquisitions totaling $4.4 million, compared to $0.6 million during the same period in 2010.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $10.3 million was paid in cash dividends ($0.07 per share) during the first three months of 2011, compared to $8.9 million or ($0.06 per share) during the same period in 2010.  The Company repurchased 256 thousand shares during the first three months of 2011of its $1 par value common stock at a weighted average price of $18.90.  The capital expenditures and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 2.3 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of March 31, 2011, includes short-term unearned revenues of $92.2 million dollars, representing approximately 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $23.3 million of total cash at March 31, 2011, includes approximately $1.2 million invested in various money market funds. The remaining $22.2 million of cash at March 31, 2011 is primarily cash held at various banking institutions. Approximately $12.6 million is held in cash accounts at international bank institutions and the remaining $9.6 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions will automatically be fully insured, without limit. This applies to all of our domestic accounts where we have balances.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.  As of March 31, 2011, $25.0 million was outstanding under the line of credit.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2011.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Douglas F. Bracho v. Orkin, Inc., et al. (pending in the Superior Court of Orange County, California); Khan v. Orkin, Inc., et.al. (pending in the United States District Court for the Northern District of California); and John Urbino v. Orkin Services of California, Inc., et al. (pending in the Superior Court of Orange County, California).  In the Maciel v. Orkin case, a date for a class certification hearing has not been scheduled.  The Bracho case has not been scheduled for a class certification hearing.  The Khan case has not been scheduled for a class certification hearing. The Urbino lawsuit has not been scheduled for a class certification hearing. Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  The Flood lawsuit has not been scheduled for a class certification hearing.  Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, have recently been served as named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.(pending in the Northern Division of the United States District Court for the Eastern District of North Carolina).  The Company intends to defend itself vigorously through trial, if necessary.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 5 to the accompanying financial statements.

New Accounting Standards

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s belief about the impact of the adoption of new accounting standards on the Company’s financial position and results of operations; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that current state tax audits will not have a material adverse effect on the Company’s financial position, results of operations or liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2011 capital expenditures; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2010.

ITEM 4.  CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2011 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                    Legal Proceedings.

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.                 Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2011 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
January 1 to 31, 2011	70,193	$18.86	69,043	2,538,246
February 1 to 28, 2011	17,929	18.99	16,814	2,469,203
March 1 to 31, 2011	170,427	18.91	170,427	2,452,389
Total	258,549	$18.90	256,284	2,281,962

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  January

2011: 1,150; February 2011: 1,115; March 2011: 0.

(2)          These shares were repurchased under the October 2008 plan to repurchase up to 7.5 million shares of the Company’s common stock.  This plan has no expiration date.

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

ROLLINS, INC.
(Registrant)

Date: April 29, 2011	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: April 29, 2011	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)