Form 10-Q
period 2011-06-30
ROLLINS INC
filed 2011-07-29
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Rollins, Inc. had 146,904,390 shares of its $1 par value Common Stock outstanding as of July 15, 2011.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(in thousands except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$25,820	$20,913
Trade receivables, short-term, net of allowance for doubtful accounts of $6,137 and $6,694, respectively	71,457	59,389
Financed receivables, short-term, net of allowance for doubtful accounts of $1,566 and $1,531, respectively	12,068	11,044
Materials and supplies	12,305	11,899
Deferred income taxes, net	27,628	27,396
Other current assets	20,198	20,380
Total Current Assets	169,476	151,021
Equipment and property, net	74,026	74,013
Goodwill	213,705	210,779
Customer contracts and Other intangible assets, net	144,947	147,556
Deferred income taxes, net	13,156	15,106
Financed receivables, long-term, net of allowance for doubtful accounts of $1,234 and $1,169, respectively	11,319	10,193
Other assets	10,503	10,346
Total Assets	$637,132	$619,014
LIABILITIES
Accounts payable	31,853	25,940
Accrued insurance	20,580	18,652
Accrued compensation and related liabilities	60,951	61,817
Unearned revenues	93,387	85,489
Line of credit	10,000	26,000
Other current liabilities	32,478	28,543
Total current liabilities	249,249	246,441
Accrued insurance, less current portion	26,830	27,221
Accrued pension	8,253	12,515
Long-term accrued liabilities	39,617	34,867
Total Liabilities	323,949	321,044
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 146,904,390 and 147,181,472 shares issued, respectively	146,904	147,181
Paid in capital	28,252	27,816
Accumulated other comprehensive loss	(32,131)	(32,490)
Retained earnings	170,158	155,463
Total Stockholders’ Equity	313,183	297,970
Total Liabilities and Stockholders’ Equity	$637,132	$619,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Customer services	$320,436	$298,803	$592,079	$551,844

COSTS AND EXPENSES
Cost of services provided	159,645	148,428	300,543	279,403
Depreciation and amortization	9,288	8,967	18,488	17,967
Sales, general and administrative	101,757	96,963	193,255	181,878
Interest expense, net	178	66	370	165
INCOME BEFORE INCOME TAXES	49,568	44,379	79,423	72,431
PROVISION FOR INCOME TAXES	18,507	16,679	29,722	27,148
NET INCOME	$31,061	$27,700	$49,701	$45,283
NET INCOME PER SHARE - BASIC	$0.21	$0.19	$0.34	$0.30
NET INCOME PER SHARE - DILUTED	$0.21	$0.19	$0.34	$0.30
DIVIDENDS PAID PER SHARE	$0.07	$0.06	$0.14	$0.12

Weighted average participating shares outstanding - basic	147,245	148,566	147,358	148,687
Dilutive effect of stock options	69	232	83	256
Weighted average participating shares outstanding — assuming dilution	147,314	148,798	147,441	148,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net Income	$49,701	$45,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,488	17,967
Provision for deferred income taxes	1,423	232
Provision for bad debts	3,080	2,197
Stock based compensation expense	3,764	4,221
Excess tax benefits from share-based payments	(138)	(448)
Other, net	(419)	(183)
Changes in operating assets and liabilities	(1,559)	(10,232)
Net cash provided by operating activities	74,340	59,037
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(7,986)	(2,173)
Purchases of equipment and property	(7,600)	(4,522)
Other	212	131
Net cash used in investing activities	(15,374)	(6,564)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(16,000)	(5,000)
Cash paid for common stock purchased	(18,133)	(21,323)
Dividends paid	(20,626)	(17,856)
Changes in cash overdraft position	500	1,000
Proceeds received upon exercise of stock options	11	251
Principal payments on capital lease obligations	(38)	(157)
Excess tax benefits from share-based payments	138	448
Net cash used in financing activities	(54,148)	(42,637)
Effect of exchange rate changes on cash	89	(54)
Net increase in cash and cash equivalents	4,907	9,782
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$25,820	$19,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements.  Specifically, the Company makes estimates in its interim consolidated financial statements for the termite accrual which includes future costs including termiticide life expectancy and government regulations, the insurance accrual which includes self insurance and worker’s compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.	COMPREHENSIVE INCOME

The components of comprehensive  income for the applicable periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Comprehensive income:
Net income	$31,061	$27,700	$49,701	$45,283
Foreign currency translation	(328)	(424)	359	(22)
Total comprehensive income	$30,733	$27,276	$50,060	$45,261

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently issued accounting standards to be adopted in 2012

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

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

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded of which there were none at June 30, 2011 or June 30, 2010.  All prior period share and per share data throughout this document have been restated for the stock split effective December 10, 2010.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share
Common stock	$0.21	$0.19	$0.34	$0.30
Restricted shares of common stock	$0.21	$0.18	$0.33	$0.30
Total shares of common stock	$0.21	$0.19	$0.34	$0.30
Diluted earnings per share
Common stock	$0.21	$0.19	$0.34	$0.30
Restricted shares of common stock	$0.21	$0.18	$0.33	$0.30
Total shares of common stock	$0.21	$0.19	$0.34	$0.30

NOTE 5.	CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc., et al.; Khan V. Orkin, Inc., et.al.; John Urbino v. Orkin Services of California, Inc., et al.; Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services; and Salazar v. Orkin Exterminating Company, Inc.) in which the plaintiffs are seeking certification of a class.  These cases originate in California and Pennsylvania, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California and a new date for a class certification hearing has not been scheduled.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California, and has not been scheduled for a class certification hearing.  The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California and has not been scheduled for a class certification hearing.  The Urbino lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California.  This matter was voluntarily dismissed on June 13, 2011, and is no longer pending.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, and has not been scheduled for a class certification hearing.   The Salazar lawsuit, a wage and hour related matter, was filed recently in the Superior Court of Orange County, California, and has been removed to the United States District Court for the Central District of California.  It has not been scheduled for a class certification hearing.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes the lawsuit to be without merit and intends to defend itself vigorously through trial, if necessary.  The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 6.	FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks.  The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.  The credit quality of a potential obligator is evaluated at the contracts inception based on their credit worthiness, while delinquencies of accounts are monitored closely.  Rollins requires potential obligators to have good credit worthiness with low risk before entering into a contract.

Total financed receivables, net were $23.4 million and $21.2 million at June 30, 2011 and December 31, 2010, respectively.  Financed receivables are charged-off when it is deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts.  Charge-offs as a percentage of average financing receivables were 1.8%, 2.3% and 4.0% for the six months ended June 30, 2011 and June 30, 2010, respectively and  the twelve months ended December 31, 2010.  Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due.  As of June 30, 2011, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

Included in financing receivables are notes receivable from franchise owners.  These notes are low risk as the repurchase of these franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin, Inc., and the repurchase price of the franchise are currently estimated and have historically been well above the receivable due from the franchise owner.

Rollins establishes an allowance for doubtful accounts to insure financing receivables are not overstated due to uncollectability.  The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain accounts with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that Rollins will recover its investment.  The general reserve percentages are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in overall weighted-average risk rating of the portfolio and information derived from competitive benchmarking.

The allowance for doubtful accounts related to financing receivables were as follows:

	Six months ended	Six months ended	Twelve months ended
(in thousands)	June 30, 2011	June 30, 2010	December 31, 2010
Balance, beginning of period	$2,700	$2,600	$2,600
Additions to allowance	499	500	995
Deductions, net of recoveries	(399)	(500)	(895)
Balance, end of period	$2,800	$2,600	$2,700

The following is a summary of the past due financing receivables as of:

(in thousands)	June 30, 2011	December 31, 2010
30-60 days past due	$505	$833
61-90 days past due	167	382
91 days or more past due	376	370
Total	$1,048	$1,585

Percentage of period-end gross financing receivables

	June 30, 2011	December 31, 2010
Current	96.0%	93.4%
30-60 days past due	1.9%	3.5%
61-90 days past due	0.7%	1.5%
91 days or more past due	1.4%	1.6%
Total	100.0%	100.0%

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility.  At June 30, 2011, the fair value of outstanding borrowings was approximately $10.0 million.

NOTE 8.	STOCKHOLDERS’ EQUITY

A total of $20.6 million was paid in cash dividends ($0.14 per share) during the first six months of 2011, compared to $17.9 million or ($0.12 per share) during the same period in 2010.  During the second quarter ended June 30, 2011, the Company repurchased 533,012 shares of its $1 par value common stock at a weighted average price of $19.37 per share compared to 1,135,242 shares purchased at a weighted average price of $14.14 during the same period in 2010.  During the six months ended June 30, 2011, the Company repurchased 789,296 shares of its $1 par value common stock at a weighted average price of $19.22 per share compared to 1,330,392 shares purchased at a weighted average price of $13.95 during the same period in 2010.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 1.7 million additional shares may be purchased under its share repurchase program.

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

During the second quarter ended June 30, 2011, approximately 43,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 1,600 shares for the prior year quarter.  In total for the six months ended June 30, 2011, approximately 53,000 shares of common stock were issued upon exercise of stock options by employees and approximately 238,000 shares of common stock were issued upon exercise of stock options by employees for the first six months ended June 30, 2010.  The Company issues new shares from its authorized but unissued share pool.  At June 30, 2011 approximately 5.2 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Time lapse restricted stock:
Pre-tax compensation expense	$1,882	$2,346	$3,764	$4,221
Tax benefit	(725)	(903)	(1,449)	(1,625)
Restricted stock expense, net of tax	$1,157	$1,443	$2,315	$2, 596

Options activity outstanding under the Company’s stock option plan as of June 30, 2011 and changes during the six months ended June 30, 2011, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2010	136	$4.66	1.59	$2,056
Exercised	(53)	4.20	n/a	167
Outstanding at June 30, 2011	83	4.96	1.26	1,282
Exercisable at June 30, 2011	83	$4.96	1.26	$1,282

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter ended June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and June 30, 2010 was $0.2 million and $2.4 million, respectively. Exercise of options for the second quarter ended June 30, 2011 and 2010 resulted in cash receipts of $11 thousand and $0.3 million, respectively.  The Company recognized tax benefits of approximately $68 thousand during the quarter ended June 30, 2011, and $59 thousand for the quarter ended June 30, 2010, which have been recorded as increases to paid-in capital.  The Company recognized tax benefits of approximately $138 thousand for the six months ended June 30, 2011, and $448 thousand for the quarter ended June 30, 2010, which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2011:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2010	2,664	$11.09
Forfeited	(48)	12.55
Vested	(572)	10.08
Granted	670	19.30
Unvested Restricted Stock Units at June 30, 2011	2,714	$13.31

At June 30, 2011 and December 31, 2010, the Company had $26.0 million and $20.0 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.3 years and 3.9 years, respectively.

NOTE 9.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

	Three Months Ended		Six Months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Service cost	48	$0	$96	$0
Interest cost	2,472	$2,346	$4,944	$4,692
Expected return on plan assets	(3,016)	(2,789)	(6,032)	(5,578)
Amortization of net loss	450	278	900	556
Net periodic benefit cost (Gain)	$(46)	$(165)	$(92)	$(330)

During the six months ended June 30, 2011, the Company made contributions of $4.2 million to its defined benefit retirement plans (the “Plans”).  The Company and management are considering making further contributions to the Plans of approximately $1.0 million during the fiscal year ending December 31, 2011.

NOTE 10.	ACQUISITIONS

The Company made several acquisitions during the six month periods ended June 30, 2011 and 2010, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $213.7 million at June 30, 2011 and $210.8 million at December 31, 2010.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $10.0 million at June 30, 2011 and $9.4 million at December 31, 2010.

The Company has not had a triggering event to test for impairment of goodwill since its most recent impairment analysis on September 30, 2010.

The carrying amount of customer contracts and other intangible assets was $144.9 million as of June 30, 2011 and $147.6 million at December 31, 2010.  The carrying amount of customer contracts in foreign countries was $6.9 million at June 30, 2011 and $4.0 million at December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 27, 2011, Rollins, Inc. reported its 22nd consecutive quarter of improved earnings of $31.1 million for the quarter ended June 30, 2011, as compared to $27.7 million for the prior year quarter, a 12.1% improvement.  Revenues increased 7.2% to $320.4 million for the quarter as compared to $298.8 million for the prior year quarter.  Earnings for the quarter ended June 30, 2011 were $0.21 per diluted share, a 10.5% improvement over the $0.19 per diluted share reported the prior year quarter.

Rollins continues its solid financial performance generating $74.3 million in cash from operations year to date.  The Company repurchased 533,012 shares of common stock at a weighted average price of $19.37 per share during the second quarter. In total, approximately 1.7 million additional shares may be repurchased under the Company’s share purchase program.

The Board of Directors, at its quarterly meeting on January 25, 2011, approved a 16.7% increase in the Company’s quarterly cash dividend of $0.07 per share.  This marked the eighth consecutive year the Board has increased its dividend a minimum of 12% or greater.

Results of Operations

	Three Months Ended June 30,		%Better/ (worse) as compared to same quarter in	Six Months Ended June 30,		%Better/ (worse) as compared to same period in
(in thousands)	2011	2010	prior year	2011	2010	prior year
Revenues	$320,436	$298,803	7.2%	$592,079	$551,844	7.3%
Cost of services provided	159,645	148,428	(7.6)	300,543	279,403	(7.6)
Depreciation and amortization	9,288	8,967	(3.6)	18,488	17,967	(2.9)
Sales, general and administrative	101,757	96,963	(4.9)	193,255	181,878	(6.3)
Interest expense, net	178	66	(169.7)	370	165	(124.2)
Income before income taxes	49,568	44,379	11.7	79,423	72,431	9.7
Provision for income taxes	18,507	16,679	(11.0)	29,722	27,148	(9.5)
Net Income	$31,061	$27,700	12.1%	$49,701	$45,283	9.8%

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Revenues for the second quarter ended June 30, 2011 increased $21.6 million to $320.4 million or 7.2% compared to $298.8 million for the quarter ended June 30, 2010.

Commercial pest control revenues, which approximate 41% of the Company’s revenues during the second quarter ended June 30, 2011, grew 8.1% for the quarter compared to the quarter ended June 30, 2010.  The Company’s commercial revenues were impacted favorably by an increase in selling price, while benefiting from an improvement in customer retention.  The Company’s commercial fumigations service, which is included in total commercial pest control, was down 0.9% compared to the same period in 2010.

Residential pest control service revenues, which represent approximately 39% of Rollins’ revenues during the second quarter ended June 30, 2011, increased 8.9% compared to the same period in 2010.

Termite service revenues, which is approximately 20% of Rollins’ business for the second quarter ended June 30, 2011, increased 2.6% compared to the same period in 2010.  Termite service is more dependent on new sales versus pest control, as approximately half of its revenues are recurring, coming from renewals and monitoring.

Foreign operations accounted for approximately 8% of total revenues during the second quarter of 2011 and 8% for the same period in 2010.

The revenues of the Company are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
	2011	2010	2009
First Quarter	$271,643	$253,041	$242,972
Second Quarter	320,436	298,803	284,567
Third Quarter	N/A	305,118	286,852
Fourth Quarter	N/A	279,928	259,567
Year ended December 31,	$ N/A	$1,136,890	$1,073,958

Cost of Services provided for the second quarter ended June 30, 2011 increased $11.2 million or 7.6%, compared to the quarter ended June 30, 2010.  Gross margin for the quarter decreased to 50.2% for the second quarter versus 50.3 % in the prior year due to increase in cost of fuel. The Company experienced unfavorable claim development in both casualty and termite, which was partially offset by favorable claim experience in medical.

Depreciation and amortization expenses for the second quarter ended June 30, 2011 increased $0.3 million, an increase of 3.6% due to depreciation and amortization related to acquisitions that occurred in the third and fourth quarters of 2010.

Sales, general and administrative expenses for the second quarter ended June 30, 2011 increased $4.8 million or 4.9%, to 31.8% of revenues, decreasing from 32.5% for the second quarter ended June 30, 2010. The increase in dollars is due primarily to two acquisitions made in the third and fourth quarters of 2010. The decrease in costs as a percent of revenues is due to growth in revenue as most costs other than fuel remained level, leveraging the Company’s Sales, General and Administrative expenses in the businesses existing before the 2010 acquisitions.

Interest expense, net for the second quarter ended June 30, 2011 increased to $178 thousand compared to $66 thousand for the second quarter ended June 30, 2010.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam.

Income Taxes for the second quarter ended June 30, 2011 increased to $18.5 million, an 11.0% increase from $16.7 million reported for the second quarter 2010, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.3% for the second quarter ended June 30, 2011 versus 37.6% for the second quarter ended June 30, 2010, primarily due to differences in state tax rates.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Revenues for the six month period ended June 30, 2011, increased to $592.1 million or 7.3% compared to $551.8 for the period ended June 30, 2010.

Commercial pest control revenues amounted to approximately 42% of the Company’s revenues during the first six months ended June 30, 2011 and increased 8.2% compared for the same period 2010.  The Company expanded it sales staff in the first quarter and has been favorably impacted with local sales increases and improvements in national account revenues.

Residential pest control revenues, which represents approximately 39% of the Company’s revenues during the first six months ended June 30, 2011, increased 8.9% compared to the same period in 2010.  The fundamentals for growth in residential revenue, leads, pricing and retention are all up for the year.

Termite service revenues, which is approximately 19% of the Company’s business for the first six months ended June 30, 2011, increased 2.7% compared to the same period in 2010.

Foreign operations accounted for approximately 8% of total revenues for the first six months of 2011 and 8% for the same period in 2010.

Cost of services provided for the six months ended June 30, 2011, increased $21.1, or 7.6% compared to the six months ended June 30, 2010. Gross margins year-to-date decreased to 49.2 % from the prior year gross margin of 49.4%.  Favorable experience in administrative salaries, health care cost and material and supply cost did not offset the almost 60 basis point increase in cost of fuel.

Depreciation and amortization expenses for the six months ended June 30, 2011, increased $0.5 million to $18.5 million, an increase of 2.9%, due to depreciation and amortization related to acquisitions that occurred in the third and fourth quarters of 2010.

Sales, general and administrative expenses for the six months ended June 30, 2011, increased $11.4 million, or 6.3% to 32.6% of revenues, decreasing from 33.0% in the prior year period due leverage gained in the second quarter of the year.

Interest expense, net for the period ended June 30, 2011 was $370 thousand, an increase of $205 thousand from $165 thousand for the period ended June 30, 2010.

Income Taxes for the six months ended June 30, 2011 increased to $29.7 million, a 9.5% increase from $27.1 million reported for the same period in 2010, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 37.4% for the six months ended June 30, 2011 versus 37.5% for the six month ended June 30, 2010 primarily due to differences in state tax rates.

Liquidity and Capital Resources

	Six Months Ended
Cash and Cash Flow	June 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$74,340	$59,037
Net cash used in investing activities	(15,374)	(6,564)
Net cash used in financing activities	(54,148)	(42,637)
Effect of exchange rate changes on cash	89	(54)
Net increase in cash and cash equivalents	4,907	9,782
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$25,820	$19,286

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $74.3 million for the six months ended June 30, 2011, compared with cash provided by operating activities of $59.0 million for the same period in 2010.

The Company made contributions of $4.2 million to its defined benefit retirement plan (the “Plan”) during the six months ended June 30, 2011.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $7.6 million in capital expenditures during the first six months ended June 30, 2011, compared to $4.5 million during the same period in 2010, and expects to invest approximately $8.0 million for the remainder of 2011. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the first six months ended June 30, 2011, the Company made expenditures for acquisitions totaling $8.0 million, compared to $2.2 million during the same period in 2010.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $20.6 million was paid in cash dividends ($0.14 per share) during the first six months of 2011, compared to $17.9 million or ($0.12 per share) during the same period in 2010.  The Company repurchased 0.8 million shares during the first six months of 2011 of its $1 par value common stock at a weighted average price of $19.22.  The capital expenditures, share repurchases and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 1.7 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of June 30, 2011, includes short-term unearned revenues of $93.4 million dollars, representing over 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $25.8 million of total cash at June 30, 2011, includes approximately $0.4 million invested in various money market funds. The remaining $25.4 million of cash at June 30, 2011 is primarily cash held at various banking institutions. Approximately $14.2 million is held in cash accounts at international bank institutions and the remaining $11.2 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions will automatically be fully insured, without limit. This applies to all of our domestic accounts where we have balances.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.   The Company had $10 million outstanding under this credit facility as of June 30, 2011.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2011.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending or had dismissed the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Douglas F. Bracho v. Orkin, Inc., et al. (pending in the Superior Court of Orange County, California); Khan v. Orkin, Inc., et.al. (pending in the United States District Court for the Northern District of California); John Urbino v. Orkin Services of California, Inc., et al. (pending in the Superior Court of Orange County, California); and Salazar v. Orkin Exterminating Company, Inc. (originally filed in the Superior Court of Orange County, California, but removed to the United States District Court for the Central District of California).  In the Maciel v. Orkin case, a date for a class certification hearing has not been scheduled.  The Bracho case has not been scheduled for a class certification hearing.  The Khan case has not been scheduled for a class certification hearing. The Urbino lawsuit was voluntarily dismissed on June 13, 2011, and is no longer pending. The Salazar case has not been scheduled for a class certification hearing.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  The Flood lawsuit has not been scheduled for a class certification hearing.  Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, have been served as named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.(pending in the Northern Division of the United States District Court for the Eastern District of North Carolina).  The Company intends to defend itself vigorously through trial, if necessary.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 5 to the accompanying financial statements.

Critical Accounting Policies

Revenue Recognition—The Company’s revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring services.  A portion of the contract amount is deferred for the undelivered monitoring element.  This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits.  The allocation of the purchase price to the two deliverables is based on the relative selling price. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

Revenue received for termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

There has been no other changes to the Company’s critical accounting policies since the filing of its Form 10-K for the period ended December 31, 2010.

New Accounting Standards

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2011 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The Company does not undertake to update its forward looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2010.

ITEM 4.	CONTROL AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”)

reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2011 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2011 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
April 1 to 30, 2011	4,995	$20.95	0	2,281,962
May 1 to 31, 2011	262,111	19.65	261,332	2,281,962
June 1 to 30, 2011	274,063	19.11	271,680	2,020,630
Total	541,169	$19.39	533,012	1,748,950

(1)	Includes repurchases in connection with exercise of employee stock options in the following amount: April 2011: 4,995; May 2011: 779; June 2011: 2,383.
(2)	These shares were repurchased under the October 2008 plan to repurchase up to 7.5 million shares of the Company’s common stock. This plan has no expiration date.

Item 6.                        Exhibits.

(a)	Exhibits

	(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

ROLLINS, INC.
(Registrant)

Date: July 29, 2011	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: July 29, 2011	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)