Form 10-Q
period 2011-09-30
ROLLINS INC
filed 2011-10-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Rollins, Inc. had 146,291,631 shares of its $1 par value Common Stock outstanding as of October 15, 2011.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$30,219	$20,913
Trade receivables, short-term, net of allowance for doubtful accounts of $6,359 and $6,694, respectively	71,715	59,389
Financed receivables, short-term, net of allowance for doubtful accounts of $1,622 and $1,531, respectively	11,668	11,044
Materials and supplies	10,607	11,899
Deferred income taxes, net	30,575	27,396
Other current assets	17,096	20,380
Total Current Assets	171,880	151,021
Equipment and property, net	76,046	74,013
Goodwill	210,898	210,779
Customer contracts and other intangible assets, net	140,598	147,556
Deferred income taxes, net	12,223	15,106
Financed receivables, long-term, net of allowance for doubtful accounts of $1,278 and $1,169, respectively	11,108	10,193
Other assets	9,670	10,346
Total Assets	$632,423	$619,014
LIABILITIES
Accounts payable	23,951	25,940
Accrued insurance	20,801	18,652
Accrued compensation and related liabilities	60,365	61,817
Unearned revenues	95,022	85,489
Line of credit	—	26,000
Other current liabilities	35,774	28,543
Total current liabilities	235,913	246,441
Accrued insurance, less current portion	27,462	27,221
Accrued pension	7,573	12,515
Long-term accrued liabilities	34,977	34,867
Total Liabilities	305,925	321,044
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 170,000,000 shares authorized, 146,291,631 and 147,181,472 shares issued, respectively	146,292	147,181
Paid in capital	34,537	27,816
Accumulated other comprehensive loss	(33,548)	(32,490)
Retained earnings	179,217	155,463
Total Stockholders’ Equity	326,498	297,970
Total Liabilities and Stockholders’ Equity	$632,423	$619,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Customer services	$323,929	$305,118	$916,008	$856,962

COSTS AND EXPENSES
Cost of services provided	165,097	156,064	465,640	435,467
Depreciation and amortization	9,337	9,076	27,825	27,043
Sales, general and administrative	102,396	98,909	295,651	280,787
Interest expense, net	79	100	449	265
INCOME BEFORE INCOME TAXES	47,020	40,969	126,443	113,400
PROVISION FOR INCOME TAXES	17,605	15,456	47,327	42,604
NET INCOME	$29,415	$25,513	$79,116	$70,796
NET INCOME PER SHARE - BASIC	$0.20	$0.17	$0.54	$0.48
NET INCOME PER SHARE - DILUTED	$0.20	$0.17	$0.54	$0.48
DIVIDENDS PAID PER SHARE	$0.07	$0.06	$0.21	$0.18

Weighted average participating shares outstanding - basic	146,549	147,582	147,086	148,315
Dilutive effect of stock options	60	175	75	228
Weighted average participating shares outstanding — assuming dilution	146,609	147,757	147,161	148,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net Income	$79,116	$70,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,825	27,043
Provision for deferred income taxes	2,545	(3,370)
Provision for bad debts	5,920	5,480
Stock based compensation expense	5,645	5,859
Excess tax benefits from share-based payments	(2,270)	(970)
Other, net	(645)	(521)
Changes in operating assets and liabilities	(3,030)	(11,898)
Net cash provided by operating activities	115,106	92,419
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(9,262)	(20,890)
Purchases of equipment and property	(13,381)	(6,790)
Other	219	143
Net cash used in investing activities	(22,424)	(27,537)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	(26,000)	(6,000)
Cash paid for common stock purchased	(28,825)	(29,573)
Dividends paid	(30,890)	(26,712)
Changes in cash overdraft position, net	1,000	7,000
Proceeds received upon exercise of stock options	19	251
Principal payments on capital lease obligations	(38)	(192)
Excess tax benefits from share-based payments	2,270	970
Net cash used in financing activities	(82,464)	(54,256)
Effect of exchange rate changes on cash	(912)	120
Net increase in cash and cash equivalents	9,306	10,746
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$30,219	$20,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements.  Specifically, the Company makes estimates in its interim condensed consolidated financial statements for the termite accrual which includes future costs including termiticide life expectancy and government regulations, the insurance accrual which includes self insurance and worker’s compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.	COMPREHENSIVE INCOME

The components of comprehensive income for the applicable periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Comprehensive income:
Net income	$29,415	$25,513	$79,116	$70,796
Foreign currency translation	(1,417)	305	(1,058)	283
Total comprehensive income	$27,998	$25,818	$78,058	$71,079

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently issued accounting standards to be adopted in 2012

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, and full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments in ASU 2011-08 are effective as of September 15, 2011.  Early adoption in permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 will have on its condensed consolidated financial statements.

Recently adopted accounting standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

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

Other new pronouncements issued but not effective until after January 1, 2012 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 4.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded of which there were none at September 30, 2011 or September 30, 2010.  All prior period share and per share data throughout this document have been restated for the stock split effective December 10, 2010.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share
Common stock	$0.20	$0.17	$0.54	$0.48
Restricted shares of common stock	$0.20	$0.17	$0.53	$0.47
Total shares of common stock	$0.20	$0.17	$0.54	$0.48
Diluted earnings per share
Common stock	$0.20	$0.17	$0.54	$0.48
Restricted shares of common stock	$0.20	$0.17	$0.53	$0.47
Total shares of common stock	$0.20	$0.17	$0.54	$0.48

NOTE 5.	CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by a defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc., et al.; Khan V. Orkin, Inc., et.al.;  Salazar v. Orkin Exterminating Company, Inc.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services in which the plaintiffs are seeking certification of a class.  These cases originate in

California and Pennsylvania, respectively.  The Khan suit, a termite service related matter, was filed in the United States District Court for the Northern District of California.  In early October, the Plaintiff’s class action was dismissed by the Court.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California.  The Salazar lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California, and has been removed to the United States District Court for the Central District of California.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania.  None of these matters has been scheduled for a class certification hearing.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes the lawsuit to be without merit and intends to defend itself vigorously through trial, if necessary.  The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 6.	FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks.  The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.  The credit quality of a potential obligator is evaluated at the contracts’ inception based on their credit worthiness, while delinquencies of accounts are monitored closely.  Rollins requires potential obligators to have good credit worthiness with low risk before entering into a contract.

Total financed receivables, net were $22.8 million and $21.2 million at September 30, 2011 and December 31, 2010, respectively.  Financed receivables are charged-off when it is deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts.  Charge-offs as a percentage of average financing receivables were 2.4%, 3.2% and 4.0% for the nine months ended September 30, 2011 and September 30, 2010, and the twelve months ended December 31, 2010, respectively.  Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due.  As of September 30, 2011, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

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

The allowance for doubtful accounts related to financing receivables was as follows:

	Nine months ended	Nine months ended	Twelve months ended
(in thousands)	September 30, 2011	September 30, 2010	December 31, 2010
Balance, beginning of period	$2,700	$2,600	$2,600
Additions to allowance	738	753	995
Deductions, net of recoveries	(538)	(703)	(895)
Balance, end of period	$2,900	$2,650	$2,700

The following is a summary of the past due financing receivables as of:

(in thousands)	September 30, 2011	December 31, 2010
30-59 days past due	$553	$833
60-89 days past due	150	382
90 days or more past due	292	370
Total	$995	$1,585

Percentage of period-end gross financing receivables

	September 30, 2011	December 31, 2010
Current	96.1%	93.4%
30-59 days past due	2.2%	3.5%
60-89 days past due	0.6%	1.5%
90 days or more past due	1.1%	1.6%
Total	100.0%	100.0%

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility.  At September 30, 2011, there were no outstanding borrowings.

NOTE 8.	STOCKHOLDERS’ EQUITY

A total of $30.9 million was paid in cash dividends ($0.21 per share) during the first nine months of 2011, compared to $26.7 million or ($0.18 per share) during the same period in 2010.  During the third quarter ended September 30, 2011, the Company repurchased 598,986 shares of its $1 par value common stock at a weighted average price of $17.85 per share compared to 558,749 shares purchased at a weighted average price of $13.95 during the same period in 2010.  During the nine months ended September 30, 2011, the Company repurchased 1,388,282 shares of its $1 par value common stock at a weighted average price of $18.63 per share compared to 1,889,141 shares purchased at a weighted average price of $13.95 during the same period in 2010.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 1.1 million additional shares may be purchased under its share repurchase program.

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

During the third quarter ended September 30, 2011, approximately 3,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 180,000 shares for the prior year quarter.  In total for the nine months ended September 30, 2011, approximately 56,000 shares of common stock were issued upon exercise of stock options by employees and approximately 418,000 shares of common stock were issued upon exercise of stock options by employees for the first nine months ended September 30, 2010.  The Company issues new shares from its authorized but unissued share pool.  At September 30, 2011 approximately 5.2 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Time lapse restricted stock:
Pre-tax compensation expense	$1,882	$1,638	$5,645	$5,859
Tax benefit	(725)	(631)	(2,174)	(2,256)
Restricted stock expense, net of tax	$1,157	$1,007	$3,471	$3,603

Options activity outstanding under the Company’s stock option plan as of September 30, 2011 and changes during the nine months ended September 30, 2011, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2010	136	$4.66	1.59	$2,056
Exercised	(56)	4.22	—	—
Outstanding at September 30, 2011	80	4.98	1.02	1,100
Exercisable at September 30, 2011	80	$4.98	1.02	$1,100

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter ended September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and September 30, 2010 was $0.2 million and $4.0 million, respectively. Exercise of options during the nine months ended September 30, 2011 and 2010 resulted in cash receipts of $19 thousand and $0.3 million, respectively.  The vesting of restricted stock and exercise of options during the nine months ended September 30, 2011 resulted in excess tax benefits of approximately $2.3 million, and $1.0 million for the same period ended September 30, 2010, which have been recorded as increases to paid-in-capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2011:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2010	2,664	$11.09
Forfeited	(65)	12.50
Vested	(573)	10.08
Granted	670	19.30
Unvested Restricted Stock Units at September 30, 2011	2,696	$13.32

At September 30, 2011 and December 31, 2010, the Company had $26.5 million and $22.1 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.2 years and 3.9 years, respectively.

NOTE 9.             PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Service cost	48	$—	$144	$—
Interest cost	2,472	$2,346	$7,416	$7,038
Expected return on plan assets	(3,016)	(2,789)	(9,048)	(8,367)
Amortization of net loss	450	278	1,350	834
Net periodic benefit cost (Gain)	$(46)	$(165)	$(138)	$(495)

During the nine months ended September 30, 2011, the Company made contributions of $4.8 million to its defined benefit retirement plans (the “Plans”).  The Company and management are considering making further contributions to the Plans of approximately $0.4 million during the fiscal year ending December 31, 2011.

NOTE 10.           ACQUISITIONS

The Company made several acquisitions during the nine month periods ended September 30, 2011 and 2010, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $210.9 million at September 30, 2011 and $210.8 million at December 31, 2010.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.5 million at September 30, 2011 and $9.4 million at December 31, 2010.

The Company completed its most recent annual impairment analyses as of September 30, 2011.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $140.6 million as of September 30, 2011 and $147.6 million at December 31, 2010.  The carrying amount of customer contracts in foreign countries was $6.2 million at September 30, 2011 and $4.0 million at December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 26, 2011, Rollins, Inc. reported its 22nd consecutive quarter of improved operating earnings of $29.4 million for the quarter ended September 30, 2011, as compared to $25.5 million for the prior year quarter, a 15.3% improvement.  Revenues increased 6.2% to $323.9 million for the quarter as compared to $305.1 million for the prior year quarter.  Earnings for the quarter ended September 30, 2011 were $0.20 per diluted share, a 17.6% improvement over the $0.17 per diluted share reported the prior year quarter.

Rollins continues its solid financial performance generating $115.1 million in cash from operations year to date.  The Company repurchased 598,986 shares of common stock at a weighted average price of $17.85 per share during the third quarter. In total, approximately 1.1 million additional shares may be repurchased under the Company’s share purchase program.

Results of Operations

	Three Months Ended September 30,		%Better/ (worse) as compared to same quarter in	Nine Months Ended September 30,		%Better/ (worse) as compared to same period in
(in thousands)	2011	2010	prior year	2011	2010	prior year
Revenues	$323,929	$305,118	6.2%	$916,008	$856,962	6.9%
Cost of services provided	165,097	156,064	(5.8)	465,640	435,467	(6.9)
Depreciation and amortization	9,337	9,076	(2.9)	27,825	27,043	(2.9)
Sales, general and administrative	102,396	98,909	(3.5)	295,651	280,787	(5.3)
Interest expense, net	79	100	21.0	449	265	(69.4)
Income before income taxes	47,020	40,969	14.8	126,443	113,400	11.5
Provision for income taxes	17,605	15,456	(13.9)	47,327	42,604	(11.1)
Net Income	$29,415	$25,513	15.3%	$79,116	$70,796	11.8%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues for the third quarter ended September 30, 2011 increased $18.8 million to $323.9 million or 6.2% compared to $305.1 million for the quarter ended September 30, 2010.

Commercial pest control revenues, which approximate 42% of the Company’s revenues during the third quarter ended September 30, 2011, grew 5.8% compared to the quarter ended September 30, 2010.  The Company’s commercial revenues were impacted favorably by an increase in selling price, while seeing some weakness in the commodity fumigation volume flowing through the east coast ports.  The Company’s commercial fumigations service, overall, which is included in total commercial pest control, was up 8.5% compared to the same period in 2010.

Residential pest control service revenues, which represent approximately 42% of Rollins’ revenues during the third quarter ended September 30, 2011, increased 8.2% compared to the same period in 2010.

Termite service revenues, which are approximately 16% of Rollins’ business for the third quarter ended September 30, 2011, increased 3.2% compared to the same period in 2010.  Termite service is more dependent on new sales versus pest control, as approximately half of the Company’s termite services revenues are recurring, coming from renewals and monitoring.

Foreign operations accounted for approximately 8% of total revenues during the third quarter of 2011 and 2010.

Customer service revenues are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
	2011	2010	2009
First Quarter	$271,643	$253,041	$242,972
Second Quarter	320,436	298,803	284,567
Third Quarter	323,929	305,118	286,852
Fourth Quarter	N/A	279,928	259,567
Year ended December 31,	$ N/A	$1,136,890	$1,073,958

Cost of Services provided for the third quarter ended September 30, 2011 increased $9.0 million or 5.8%, compared to the quarter ended September 30, 2010. Gross margin for the quarter improved to 49.0% for the third quarter versus 48.9 % in the prior year. During the third quarter ended September 30, 2011, the Company was able to offset the nearly 50 basis point cost of higher fuel by favorable margin improvement related to administrative salaries, favorable medical claims and cost of risk, casualty and termite.

Depreciation and amortization expenses for the third quarter ended September 30, 2011 increased $0.3 million, an increase of 2.9% due to depreciation and amortization related to acquisitions that occurred in the fourth quarter of 2010.

Sales, general and administrative expenses for the third quarter ended September 30, 2011 increased $3.5 million or 3.5%, to 31.6% of revenues, decreasing from 32.4% for the third quarter ended September 30, 2010. The decrease in margin percent is due to reductions in administrative and sales salaries as well as consulting costs.

Interest expense, net for the third quarter ended September 30, 2011 decreased to $79 thousand compared to $100 thousand for the third quarter ended September 30, 2010.  Interest expense is comprised primarily of interest on the Company’s debt related to the April 2008 acquisition of HomeTeam which was paid in full this quarter.

Income Taxes for the third quarter ended September 30, 2011 increased to $17.6 million, an 13.9% increase from $15.5 million reported for the third quarter 2010, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.4% for the third quarter ended September 30, 2011 versus 37.7% for the third quarter ended September 30, 2010, primarily due to differences in state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues for the nine month period ended September 30, 2011, increased to $916.0 million or 6.9% compared to $857.0 for the period ended September 30, 2010.

Commercial pest control revenues amounted to approximately 42% of the Company’s revenues during the first nine months ended September 30, 2011 and increased 7.4% compared for the same period 2010.  The Company expanded it sales staff in the first quarter and has been favorably impacted with local sales increases and improvements in national account revenues.

Residential pest control revenues, which represents approximately 40% of the Company’s revenues during the first nine months ended September 30, 2011, increased 8.6% compared to the same period in 2010.  The fundamentals for growth in residential revenue, leads, pricing and retention are all up for the year.

Termite service revenue, which is approximately 18% of the Company’s business for the first nine months ended September 30, 2011, increased 2.8% compared to the same period in 2010.

Foreign operations accounted for approximately 8% of total revenues for the first nine months of 2011 and 2010.

Cost of services provided for the nine months ended September 30, 2011, increased $30.2 million, or 6.9% compared to the nine months ended September 30, 2010. Gross margins year-to-date remained flat at 49.2 % of revenue. Favorable experience in administrative salaries, health care cost and material and supply cost offset the almost 50 basis point increase cost of fuel.

Depreciation and amortization expenses for the nine months ended September 30, 2011, increased $0.8 million to $27.8 million, an increase of 2.9%, due to depreciation and amortization related to acquisitions that occurred in the third and fourth quarters of 2010.

Sales, general and administrative expenses for the nine months ended September 30, 2011, increased $14.9 million, or 5.3% to 32.3% of revenues, decreasing from 32.8% for the nine months ended September 30, 2011. The decrease in margin percent is due to reductions in administrative and sales salaries as well as consulting costs.

Interest expense, net for the period ended September 30, 2011 was $449 thousand, an increase of $184 thousand from $265 thousand for the period ended September 30, 2010.

Income Taxes for the nine months ended September 30, 2011 increased to $47.3 million, an 11.1% increase from $42.6 million reported for the same period in 2010, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 37.4% for the nine months ended September 30, 2011 versus 37.6% for the nine month ended September 30, 2010, primarily due to differences in state tax rates.

Liquidity and Capital Resources

Cash and Cash Flow

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$115,106	$92,419
Net cash used in investing activities	(22,424)	(27,537)
Net cash used in financing activities	(82,464)	(54,256)
Effect of exchange rate changes on cash	(912)	120
Net increase in cash and cash equivalents	9,306	10,746
Cash and cash equivalents at beginning of period	20,913	9,504
Cash and cash equivalents at end of period	$30,219	$20,250

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $115.1 million for the nine months ended September 30, 2011, compared with cash provided by operating activities of $92.4 million for the same period in 2010.

The Company made contributions of $4.8 million to its defined benefit retirement plan (the “Plan”) during the nine months ended September 30, 2011.  In the opinion of management, future Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $13.4 million in capital expenditures during the first nine months ended September 30, 2011, compared to $6.8 million during the same period in 2010, and expects to invest approximately $5.0 million for the remainder of 2011. Capital expenditures for the first nine months consisted primarily of the purchase of replacement equipment and technology related projects. During the first nine months ended September 30, 2011, the Company made expenditures for acquisitions totaling $9.3 million, compared to $20.9 million during the same period in 2010.  Cash on hand and borrowings under a senior unsecured revolving credit facility primarily funded expenditures for acquisitions.  A total of $30.9 million was paid in cash dividends ($0.21 per share) during the first nine months of 2011, compared to $26.7 million or ($0.18 per share) during the same period in 2010.  The Company repurchased 1.4 million shares during the first nine months of 2011 of its $1 par value common stock at a weighted average price of $18.63.  The capital expenditures, share repurchases and cash dividends were funded through existing cash balances, operating activities and borrowings under a senior unsecured revolving credit facility.  In total, approximately 1.1 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of September 30, 2011 and December 31, 2010, includes short-term unearned revenues of $95.0 million dollars and $85.5 million, respectively, representing over 8% of our annual revenue for each year. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $30.2 million of total cash at September 30, 2011, includes approximately $0.1 million invested in various money market funds. The remaining $30.1 million of cash at September 30, 2011 is primarily cash held at various banking institutions. Approximately $18.2 million is held in cash accounts at international bank institutions and the remaining $11.9 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions will automatically be fully insured, without limit. This applies to all of our domestic accounts where we have balances.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.   The Company had no outstanding borrowings under this credit facility as of September 30, 2011.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2011.

Litigation

Orkin, one of the Company’s subsidiaries, is aggressively defending the following lawsuits in which the plaintiffs are seeking class certification: John Maciel v. Orkin, Inc., et al. (pending in the Superior Court of Los Angeles County, California); Douglas F. Bracho v. Orkin, Inc., et al. (pending in the Superior Court of Orange County, California); Khan v. Orkin, Inc., et.al. (pending in the United States District Court for the Northern District of California); and Salazar v. Orkin Exterminating Company, Inc. (originally filed in the Superior Court of Orange County, California, but removed to the United States District Court for the Central District of California).  In the Khan case, the Plaintiff’s class action was dismissed by the Court in early October; none of the other matters has been scheduled for a class certification hearing.  Western, another of the Company’s subsidiaries, is aggressively defending the Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services lawsuit (pending in the Court of Common Pleas of Philadelphia County, Pennsylvania) in which the plaintiffs are seeking class certification.  This lawsuit has not been scheduled for a class certification hearing.  Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, have been served as named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.(pending in the Northern Division of the United States District Court for the Eastern District of North Carolina).  The Company intends to defend itself vigorously through trial, if necessary.  Other lawsuits against Orkin, Western and other subsidiaries of the Company, and in some instances the Company, are also being vigorously defended.  For further discussion, see Note 5 to the accompanying financial statements.

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

There have been no other changes to the Company’s critical accounting policies since the filing of its Form 10-K for the period ended December 31, 2010.

New Accounting Standards

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s belief that the entire Rollins, Inc. financing receivables portfolio has a low credit risk; estimated 2011 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2011 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2011 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
July 1 to 31, 2011	21,097	$18.88	20,800	1,748,950
August 1 to 31, 2011	578,186	17.81	578,186	1,728,150
September 1 to 30, 2011	—	—	—	1,149,964
Total	599,283	$17.85	598,986	1,149,964

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  July 2011: 297; August 2011: 0; September 2011: 0.

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

(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 26, 2011.

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

ROLLINS, INC.
(Registrant)

Date: October 28, 2011	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 28, 2011	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)