Form 10-K
period 2011-12-31
ROLLINS INC
filed 2012-02-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2011 was $1,303,058,136 based on the reported last sale price of common stock on June 30, 2011, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 146,868,151 shares of Common Stock outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2011

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

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

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 37 and 38. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

During the year ended December 31, 2011, the Company repurchased 1.5 million shares at a weighted average price of $18.68 with 1.9 million shares repurchased in 2010 at a weighted average price of $13.95. In total, there are 1.1 million additional shares authorized to be repurchased under prior Board approval.

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

	At December 31,
(in thousands)	2011	2010	2009

Backlog	$7,116	$7,492	$6,514

Orkin Franchises

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchises have no contractual buyback provision. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa.

	At December 31,
Franchises	2011	2010	2009

United States Franchises	58	56	52
International Franchises	18	16	13

Total Franchises	76	72	65

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

	Total Net Revenues
(in thousands)	2011	2010	2009

First Quarter	$271,643	$253,041	$242,972
Second Quarter	320,436	298,803	284,567
Third Quarter	323,929	305,118	286,852
Fourth Quarter	289,056	279,928	259,567

Year ended December 31,	$1,205,064	$1,136,890	$1,073,958

Inventories

The Company has a relationship with a national pest control product distributor and other vendors for pest and termite control treatment products. Rollins maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services and TruTech competes favorably with competitors as one of the world's largest pest and termite control companies. The Company's competitors include Terminix, Ecolab and Rentokil.

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

Environmental and Regulatory Considerations

The Company's pest control business is subject to various legislative and regulatory enactments that are designed to protect the environment, public health and consumers. Compliance with these requirements has not had a material negative impact on the Company's financial position, results of operations or liquidity.

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

Employees

The number of persons employed by the Company as of January 31, 2012 was approximately 10,100.

	At December 31,
	2011	2010	2009

Employees	10,112	10,088	9,758

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A.    Risk Factors.

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

Economic conditions may adversely affect our business.

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

Our operations are directly impacted by the weather conditions across the United States and Canada. The business of the Company is affected by the seasonal nature of the Company's pest and termite control services. The increase in pest pressure and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company's pest and termite control operations during such periods. The business of the Company is also affected by extreme weather such as drought which can greatly reduce the pest population for extended periods.

Our inability to attract and retain skilled workers may impair growth potential and profitability.

Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

Item 1.B.    Unresolved Staff Comments.

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

Item 3.    Legal Proceedings.

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc., et al.; Salazar v. Orkin Exterminating Company, Inc.; Jennifer M. Welsh et al. v. Orkin, LLC, et al.; and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. These cases originate in California, South Carolina (Welsh), and Pennsylvania (Flood), respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California. The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania. None of these matters has been scheduled for a class certification hearing. The Salazar lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California, and was removed to the United States District Court for the Central District of California. The class claims of this matter were voluntarily dismissed in November 2011 and are no longer pending. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn

Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al. The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina. The plaintiffs are seeking damages for breach of contract and negligence. The Company believes the lawsuit to be without merit and intends to defend itself vigorously through trial, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4    Mine Safety Disclosures.

Not applicable.

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

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	80	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	67	Chief Executive Officer, President and Chief Operating Officer	7/24/2001
Harry J. Cynkus (3)	62	Senior Vice President, Chief Financial Officer and Treasurer	5/28/1998
Tom Luczynski (4)	55	Secretary	5/4/2010
Eugene Iarocci (5)	65	Vice President	2/22/2011
Bob Wanzer (6)	58	Vice President	2/22/2011
John Wilson (7)	54	Vice President	2/22/2011

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

(4)
Tom Luczynski assumed responsibilities as corporate secretary on May 4, 2010. Currently also serving as vice president of Orkin international development, franchising and support services, Mr. Luczynski joined the company in 1985 as manager of reporting and was promoted to vice president of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various industry board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

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

(6)
Bob Wanzer joined the Company with the acquisition of HomeTeam Pest Defense in 2008. He joined HomeTeam Pest Defense as President in 1998, became Chief Operating Officer in 2003 and CEO in 2007. Prior to joining HomeTeam, Mr. Wanzer served as Regional Vice President and Regional Manager of Tru-Green / Chemlawn. Previously, Mr. Wanzer was employed as Regional General Manager for Emery Worldwide, a national provider of domestic and international airfreight delivery services. In addition, he has served on the Boards of Directors for both the Professional Pest Management Alliance and the National Pest Management Association. Mr. Wanzer now serves as Chief Operating Officer for the Company's wholly-owned subsidiaries HomeTeam Pest Defense, Orkin Canada, Western Pest Services, The Industrial Fumigant Company and Waltham Services.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2011 and 2010 (all prices and data have been adjusted for the three-for-two stock split effective December 10, 2010) were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2011	High	Low		2010	High	Low

First Quarter	$20.31	$18.29	$0.07	First Quarter	$15.21	$12.23	$0.06
Second Quarter	$21.19	$18.87	$0.07	Second Quarter	$15.32	$13.43	$0.06
Third Quarter	$21.60	$16.51	$0.07	Third Quarter	$15.69	$13.36	$0.06
Fourth Quarter	$23.74	$17.30	$0.07	Fourth Quarter	$19.33	$15.13	$0.06

The number of stockholders of record as of January 31, 2012 was 2,071.

On January 24, 2012 the Board of Directors approved a quarterly cash dividend per common share of $0.08 payable March 9, 2012 to stockholders of record at the close of business February 10, 2012. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, the Company repurchased 1.5 million shares at a weighted average price of $18.68 with 1.9 million shares repurchased in 2010 at a weighted average price of $13.95. In total, there are 1.1 million additional shares authorized to be repurchased under prior Board approval. The program does not have an expiration date. All share and per share repurchases are adjusted for the 3-for-2 stock split effective December 10, 2010.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2011	4,675	$21.54	—	1,149,964
November 1 to 30, 2011	73,450	$19.84	70,000	1,079,964
December 1 to 31, 2011	—	$—	—	1,079,964

Total	78,125	$19.94	70,000	1,079,964

(1)
Includes repurchases in connection with exercise of employee stock options in the following amounts: October 2011: 4,675; November: 3,450; December 2011: 0

(2)
Repurchased under the October 2008 plan to repurchase up to 7.5 million shares of the Company's common stock. The plan has no expiration date.

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

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been adjusted for the 2010 three-for-two stock split effective December 10, 2010.

STATEMENT OF OPERATIONS DATA:

	Years ended December 31,
(in thousands except per share data)
	2011	2010	2009	2008	2007

Revenues	$1,205,064	$1,136,890	$1,073,958	$1,020,564	$894,920
Income Before Income Taxes	161,096	143,545	126,291	112,954	104,913
Net Income	100,711	90,002	83,984	68,934	64,731
Earnings Per Share – Basic:	0.69	0.61	0.56	0.46	0.43
Earnings Per Share – Diluted:	0.69	0.61	0.56	0.45	0.43
Dividends paid per share	0.28	0.24	0.19	0.17	0.13
OTHER DATA:
Net cash provided by operating activities	$154,647	$124,053	$110,846	$90,744	$88,762
Net cash used in investing activities	(29,154)	(47,645)	(26,562)	(166,717)	(22,754)
Net cash provided by (used in) financing activities	(99,427)	(65,497)	(89,753)	21,032	(59,798)
Depreciation	15,112	15,975	15,874	14,205	13,677
Amortization of intangible assets	22,391	20,433	21,295	19,238	13,391
Capital expenditures	$(18,652)	$(13,036)	$(15,740)	$(14,815)	$(16,244)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$175,822	$151,021	$120,530	$116,838	$160,240
Total assets	645,650	619,014	566,496	572,517	475,228
Line of credit	—	26,000	30,000	65,000	—
Stockholders' equity	$323,997	$297,970	$264,566	$228,433	$233,553
Number of shares outstanding at year-end	146,251	147,181	148,357	150,062	150,954

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2011	2010	2009	2011	2010

Revenues	$1,205,064	$1,136,890	$1,073,958	6.0%	5.9%
Cost of services provided	616,842	583,089	551,002	(5.8)	(5.8)
Depreciation and amortization	37,503	36,408	37,169	(3.0)	2.0
Sales, general and administrative	388,710	373,288	355,590	(4.1)	(5.0)
Loss on sales/impairment of assets, net	405	123	2,942	(229.3)	95.8
Interest expense	508	437	964	(16.2)	54.7

Income before income taxes	161,096	143,545	126,291	12.2	13.7
Provision for income taxes	60,385	53,543	42,307	(12.8)	(26.6)

Net income	$100,711	$90,002	$83,984	11.9%	7.2%

General Operating Comments

2011 marked the Company's 14th consecutive year of reporting improved results, with 2011 concluding with record revenues and profits. Last year (2011) the Company's revenue grew 6.0%, with growth in all lines of service.

Results of Operations—2011 Versus 2010

Overview

The Company's gross margin increased slightly to 48.8% for 2011 from 48.7% in 2010. Sales, general and administrative expense decreased in 2011 to 32.3% of revenue versus 32.8% in 2010. The Company experienced a reduction in its depreciation and amortization margin to 3.1% in 2011 versus 3.2% in 2010 due to several assets being fully depreciated, partially offset by amortization of intangible assets acquired in 2010. The Company had net income of $100.7 million compared to $90.0 million in 2010, an 11.9% increase. Net profit margin improved to 8.4% in 2011 from 7.9% in 2010.

Revenues

Revenues for the year ended December 31, 2011 were $1.2 billion, an increase of $68.2 million or 6.0% from 2010 revenues of $1.1 billion. Commercial pest control represented approximately 42.0% of the Company's business in 2011 and grew 6.0% in 2011 due to increases in sales, bed bug revenues and revenues from 2010 acquisitions. Residential pest control represented approximately 40.0% of the Company's business and increased 7.7% driven by increased leads, closure and pricing. The Company's termite business, which represented approximately 18.0% of the Company's revenue, grew 2.8% in 2011 due to increases in ancillary services sales as well as the Company's expanded sales force and price increases.

The Company's foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2011 and 2010. The Company established new franchises in China and two locations in Nigeria for a total of 18 and 16 international franchises at December 31, 2011 and 2010, respectively. Orkin had 76 and 72 total domestic and international franchises at December 31, 2011 and 2010, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2011 cost of services provided increased $33.8 million or 5.8%, compared to the twelve months ended December 31, 2010. Gross margin for the year was 48.8% for 2011 and 48.7% for 2010. While all costs increased during the year due to the Company's 2010 acquisitions, fleet expenses were marginally better due to better routing and scheduling and telephone costs were down marginally due to cost controls.

Depreciation and Amortization

For the twelve months ended December 31, 2011, depreciation and amortization increased $1.1 million, or 3.0% compared to the twelve months ended December 31, 2010. The increase is due to amortization of intangible assets acquired in 2010, partially offset several assets being fully depreciated.

Sales, General and Administrative

For the twelve months ended December 31, 2011, sales, general and administrative (SG&A) expenses increased $15.4 million, or 4.1% compared to the twelve months ended December 31, 2010 representing 32.3% of revenues compared to 32.8% of revenues in the prior year. As a percentage of revenues, SG&A decreased due to reductions in professional services related to the Company's 2010 pricing study and reduced salaries as a percentage of revenues as the Company continues to maximize efficiency in its workforce.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2011 was $0.5 million, an increase of $0.1 million compared to $0.4 million in 2010 due interest on acquisition related payables and outstanding debt during the year.

Loss on Sales/Impairment of assets, Net

Loss on Sales/Impairment of assets, net increased to $0.4 million loss for the year ended December 31, 2011 compared to $0.1 million loss in 2010. The Company recognized an impairment on software related to terminated projects for approximately $0.5 million in 2011.

Taxes

The Company's effective tax rate was 37.5% in 2011 compared to 37.3% in 2010, due primarily to difference in state tax rates.

Results of Operations—2010 Versus 2009

Overview

The Company's gross margin remained flat at 48.7% for 2010 and 2009. Sales, general and administrative expense showed an improvement in 2010 lowering to 32.8% of revenue versus 33.1% in 2009. The Company experienced a reduction in its depreciation and amortization margin to 3.2% in 2010 versus 3.5% in 2009, due to amortization of intangible assets of several older acquisitions being fully amortized. The Company had net income of $90.0 million compared to $84.0 million in 2009, a 7.2% increase. Net profit margin improved to 7.9% in 2010 from 7.8% in 2009.

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

Cost of Services Provided

For the twelve months ended December 31, 2010 cost of services provided increased $32.1 million or 5.8%, compared to the twelve months ended December 31, 2009. Gross margins for the year remained flat at 48.7% for 2010 and 2009. Overall reductions in insurance and risk related costs as well as service salaries were offset by increased cost of fuel as well as higher personnel related costs, primarily health costs and employment taxes.

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

Loss on Sales/Impairment of assets, Net

Loss on Sales/Impairment of assets, net improved to $0.1 million loss for the year ended December 31, 2010 compared to $2.9 million loss in 2009 due to an impairment of assets charge of $2.9 million attributed to a write down of the Company's routing and scheduling initiative in 2009.

Taxes

The Company's effective tax rate was 37.3% in 2010 compared to 33.5% in 2009. The reduced rate in 2009 was due to a tax benefit by converting several of Rollins, Inc.'s wholly-owned subsidiaries from C corporations to limited liability companies partially offset by taxes on repatriation of Canadian cash to the United States from Orkin, Inc.'s wholly-owned subsidiary Orkin Canada.

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2011, 2010, and 2009 were $46.3 million, $20.9 million and $9.5 million, respectively.

	Years ended December 31,
(in thousands)	2011	2010	2009

Net cash provided by operating activities	$154,647	$124,053	$110,846
Net cash used in investing activities	(29,154)	(47,645)	(26,562)
Net cash provided by (used in) financing activities	(99,427)	(65,497)	(89,753)
Effect of exchange rate changes on cash	(704)	498	1,257

Net increase/(decrease) in cash and cash equivalents	$25,362	$11,409	$(4,212)

The Company's operations generated cash of $154.6 million for the year ended December 31, 2011 primarily from net income of $100.7 million, compared with cash provided by operating activities of $124.1 million in 2010 and $110.8 million in 2009. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $4.9 million to the Rollins, Inc. and its wholly-owned subsidiaries defined benefit retirement plans (the "Plans") during the year ended December 31, 2011 and $5.2 million and $5.0 million during the years ended December 31, 2010 and 2009, respectively, as a result of the Plans' funding status. The Company is considering making contributions to its Plans of approximately $5.0 million during fiscal 2012. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

The Company used $29.2 million on investing activities for the year ended December 31, 2011 compared to $47.6 million and $26.6 million during 2010 and 2009, respectively, and of that, invested approximately $18.7 million in capital expenditures during the 2011 compared to $13.0 million and $15.7 million during 2010 and 2009, respectively. Capital expenditures for the year consisted primarily of equipment replacements and technology related projects. The Company expects to invest between $15.0 million and $20.0 million in 2012 in capital expenditures. During 2011, the Company's subsidiaries acquired several small companies totaling $11.4 million compared to $34.8 million in acquisitions during 2010 and $11.0 million in 2009. The expenditures for the Company's acquisitions were primarily funded by cash on hand and borrowings under a senior unsecured revolving credit facility. The Company continues to seek new acquisitions.

The Company used cash of $99.4 million on financing activities for the year ended December 31, 2011. A total of $41.1 million was paid in cash dividends ($0.28 per share) during the year ended December 31, 2011, compared to $35.5 million ($0.24 per share) during the year ended December 31, 2010 and $27.9 million ($0.1867 per share) in 2009. The Company used $30.2 million to repurchase 1.5 million shares of its common stock on the open market at a weighted average price of $18.68 per share during 2011 compared to $29.7 million to purchase 1.9 million shares at an average price of $13.95 in 2010 and $29.1 million to purchase 2.5 million shares at a weighted average price of $11.02 in 2009. There are 1.1 million shares authorized remaining to be repurchased under prior Board approval.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of December 31, 2011, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $31.3 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2011, the additional rate allocated was .50%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2011 and expects to maintain compliance throughout 2012.

Litigation

For discussion on the Company's legal contingencies, see note 12 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	6,744	3,704	3,022	18	—
Non-cancelable operating leases	83,185	31,878	38,442	11,660	1,205
Unrecognized Tax Positions (1)	1,264	1,264	—	—	—

Total (2)	$91,193	$36,846	$41,464	$11,678	$1,205

(1)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2011. Uncertain tax positions of $0.7 million are not included due to the uncertainty of the final amount and settlement.

(2)
Minimum pension funding requirements are not included as funding will not be required. The Company is considering making contributions to its pension plans of approximately $5.0 million during 2012.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Accrual for termite contracts are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

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

Revenue Recognition—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring services. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 "Contingencies," the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liabilities may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

Defined benefit pension plans—In 2002, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company has other smaller pension plans related to acquisitions included in note 13 to the Company's financial statements. The Company accounts for these defined benefit plans in accordance with FASB ASC Topic 715 "Compensation-Retirement Benefits," and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company's assumption for the expected return on plan assets is 7% which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company's expected benefit payments over the life of the plans is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 5.01% as of December 31, 2011 compared to 5.51% in 2010 and 6.01% in 2009. A lower discount rate increases the present value of benefit obligation.

As set forth in note 13 to the Company's financial statements, included among the asset categories for the Plan's investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2009-12 "Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent)," these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds' judgments and assumptions by reviewing the financial data included in the funds' financial statements for reasonableness.

As of December 31, 2011, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income increased stockholders' equity by $24.4 million before tax and $14.9 million after tax.

New Accounting Standards

Recently issued accounting standards to be adopted in 2012

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, or "ASU 2009-13." ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to significantly impact our consolidated financial statements.

In December 2011, the FASB issued an Accounting Standards Update ("ASU") Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 effective December 31, 2011 and deferred certain disclosures as allowed under ASU 2011-12. ASU 2011-05 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant effect on our consolidated financial statements.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company's belief that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity; the Company's expectation to continue its payment of cash dividends; the adequacy of the Company's resources and borrowings to fund operations and obligations; management's belief that any additional pension plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2012 capital expenditures; the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2012; the impact and amount of the Company's contractual obligations; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $31.3 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2011 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2011, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 35.

/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Rollins, Inc.

We have audited Rollins, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Rollins, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rollins, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Shareholders Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2012

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2011	2010

ASSETS
Cash and cash equivalents	$46,275	$20,913
Trade receivables, net of allowance for doubtful accounts of $6,738 and $6,694, respectively	61,687	59,389
Financed receivables, short-term, net of allowance for doubtful accounts of $1,691 and $1,531, respectively	11,659	11,044
Materials and supplies	11,125	11,899
Deferred income taxes	31,272	27,396
Other current assets	13,804	20,380

Total Current Assets	175,822	151,021
Equipment and property, net	76,858	74,013
Goodwill	211,019	210,779
Customer contracts, net	108,348	117,291
Other intangible assets, net	29,178	30,265
Deferred income taxes	22,604	15,106
Financed receivables, long-term, net of allowance for doubtful accounts of $1,309 and $1,169, respectively	11,298	10,193
Other assets	10,523	10,346

Total Assets	$645,650	$619,014

LIABILITIES
Accounts payable	22,584	25,940
Accrued insurance	21,844	18,652
Accrued compensation and related liabilities	61,137	61,817
Unearned revenue	85,636	85,489
Line of credit	—	26,000
Other current liabilities	34,650	28,543

Total current liabilities	225,851	246,441
Accrued insurance, less current portion	27,516	27,221
Accrued pension	31,867	12,515
Long-term accrued liabilities	36,419	34,867

Total Liabilities	321,653	321,044

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 and 170,000,000 shares authorized, respectively, 146,250,934 and 147,181,472 shares issued, respectively	146,251	147,181
Paid in capital	36,554	27,816
Accumulated other comprehensive loss	(48,090)	(32,490)
Retained earnings	189,282	155,463

Total Stockholders' Equity	323,997	297,970

Total Liabilities and Stockholders' Equity	$645,650	$619,014

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2011	2010	2009

REVENUES
Customer services	$1,205,064	$1,136,890	$1,073,958

COSTS AND EXPENSES
Cost of services provided	616,842	583,089	551,002
Depreciation and amortization	37,503	36,408	37,169
Sales, general and administrative	388,710	373,288	355,590
Loss on sales/impairment of assets, net	405	123	2,942
Interest expense	508	437	964

	1,043,968	993,345	947,667

INCOME BEFORE INCOME TAXES	161,096	143,545	126,291

PROVISION FOR INCOME TAXES
Current	59,601	51,468	41,873
Deferred	784	2,075	434

	60,385	53,543	42,307

NET INCOME	$100,711	$90,002	$83,984

INCOME PER SHARE – BASIC	$0.69	$0.61	$0.56

INCOME PER SHARE – DILUTED	$0.69	$0.61	$0.56

Weighted average shares outstanding – basic	146,882	148,030	149,179
Weighted average shares outstanding – diluted	146,946	148,231	149,624
DIVIDENDS PAID PER SHARE	$0.28	$0.24	$0.19

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2011	2010	2009

NET INCOME	$100,711	$90,002	$83,984

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(708)	826	2,645
Pension and other postretirement benefit plans	(14,892)	(1,189)	(14)

Other comprehensive (loss) earnings	(15,600)	(363)	2,631

Comprehensive earnings	$85,111	$89,639	$86,615

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Paid- In-Capital		Retained Earnings
(In thousands)	Shares	Amount				Total

Balance at December 31, 2008	150,061	$150,061	$18,087	$(34,758)	$95,043	$228,433

Net Income					83,984	83,984
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(14)		(14)
Foreign Currency Translation Adjustments				2,645		2,645
Cash Dividends					(27,853)	(27,853)
Common Stock Purchased (1)	(2,516)	(2,516)			(25,221)	(27,737)
Stock Compensation	695	695	5,337		(232)	5,800
Employee Stock Buybacks and Common Stock Options Exercised	117	117	(955)		(40)	(878)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			186			186

Balance at December 31, 2009	148,357	$148,357	$22,655	$(32,127)	$125,681	$264,566

Net Income					90,002	90,002
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(1,189)		(1,189)
Foreign Currency Translation Adjustments				826	—	826
Cash Dividends					(35,521)	(35,521)
Common Stock Purchased (1)	(1,889)	(1,889)			(24,463)	(26,352)
Stock Compensation	594	594	7,153		(209)	7,538
Employee Stock Buybacks and Common Stock Options Exercised	119	119	(3,177)		(27)	(3,085)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			1,185			1,185

Balance at December 31, 2010	147,181	$147,181	$27,816	$(32,490)	$155,463	$297,970

Net Income					100,711	100,711
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(14,892)		(14,892)
Foreign Currency Translation Adjustments				(708)	—	(708)
Cash Dividends					(41,110)	(41,110)
Common Stock Purchased (1)	(1,458)	(1,458)			(25,782)	(27,240)
Stock Compensation	595	595	6,960		—	7,555
Employee Stock Buybacks and Common Stock Options Exercised	(67)	(67)	(2,838)		—	(2,905)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			4,616			4,616

Balance at December 31, 2011	146,251	$146,251	$36,554	$(48,090)	$189,282	$323,997

(1)
Charges to Retained Earnings are from purchases of the Company's Common Stock and its three-for-two stock split effective 12/10/2010.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2011	2010	2009

OPERATING ACTIVITIES
Net Income	$100,711	$90,002	$83,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,503	36,408	37,169
Provision for deferred income taxes	784	2,075	434
Stock based compensation expense	7,555	7,538	5,800
Loss on sales/impairments of assets, net	405	123	2,942
Excess tax benefits from share-based payments	(2,367)	(1,185)	(186)
Provision for bad debts	8,879	8,641	9,638
Other, net	(762)	(844)	126
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(10,663)	(13,977)	(10,427)
Financed receivables	(1,855)	(1,097)	534
Materials and supplies	837	(1,391)	1,040
Other current assets	5,457	(8,197)	(2,164)
Other non-current assets	1,894	(1,473)	(1,407)
Accounts payable and accrued expenses	5,695	11,273	(9,898)
Unearned revenue	(59)	(2,516)	(2,939)
Accrued insurance	3,487	4,398	2,589
Accrued pension	(4,900)	(5,176)	(5,000)
Long-term accrued liabilities	2,046	(549)	(1,389)

Net cash provided by operating activities	154,647	124,053	110,846

INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(11,410)	(34,764)	(10,966)
Purchase of equipment and property	(18,652)	(13,036)	(15,740)
Cash from sales of franchises	149	148	56
Proceeds from sales of assets	759	7	88

Net cash used in investing activities	(29,154)	(47,645)	(26,562)

FINANCING ACTIVITIES
Payments on line of credit borrowings	(26,000)	(4,000)	(35,000)
Cash paid for common stock purchased	(30,215)	(29,692)	(29,108)
Dividends paid	(41,110)	(35,521)	(27,853)
Book overdrafts in bank accounts	(4,500)	2,500	2,000
Proceeds received upon exercise of stock options	69	255	493
Principal payments on capital lease obligations	(38)	(224)	(471)
Excess tax benefits from share-based payments	2,367	1,185	186

Net cash used in financing activities	(99,427)	(65,497)	(89,753)

Effect of exchange rate changes on cash	(704)	498	1,257

Net increase/(decrease) in cash and cash equivalents	25,362	11,409	(4,212)
Cash and cash equivalents at beginning of year	20,913	9,504	13,716

Cash and cash equivalents at end of year	$46,275	$20,913	$9,504

Supplemental disclosure of cash flow information
Cash paid for interest	$123	$248	$1,031
Cash paid for income taxes, net	$51,983	$60,101	$46,431

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $(24.5) million, $(1.9) million, and $(23) thousand in 2011, 2010, and 2009, respectively.

Business Combinations—There were no non-cash acquisition of assets in business combinations for the year ended December 31, 2011 and $8.0 million and $2.6 million for 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa.

Orkin, LLC ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is one of the world's largest pest and termite control companies. It provides customized services from over 400 locations. Orkin serves customers in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

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

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa. The Company's results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

Principles of Consolidation—The Company's Consolidated Financial Statements include the accounts of Rollins, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The Company does not consolidate the financial statements of any company in which it has an ownership interest of 50% or less. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity. The Company reclassified certain prior period amounts, none of which were material, to conform to the current period presentation. All material intercompany accounts and transactions have been eliminated.

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 28, 2012, there were no subsequent events that would affect its financial statements.

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

Revenue Recognition—The Company's revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues. Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring services. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

The Company's foreign operations accounted for approximately 8% for the years ended December 31, 2011 and 2010 and 7% of total revenues for the year ended December 31, 2009.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company's receivables are due from pest control and termite services in the United States and selected international locations. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2011, 2010 and 2009. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2011	2010	2009

Advertising	$46,081	$43,119	$43,693

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

	At December 31,
(in thousands)	2011	2010

Cash held in foreign bank accounts	$24,089	$15,219

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

Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included as a component of interest income.

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2011 and 2010. See note 13 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on FASB ASC topic 740 "Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain some positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

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

	Years ended December 31,
(in thousands)	2011	2010	2009

Depreciation	$15,112	$15,975	$15,874

Goodwill and Other Intangible Assets—In accordance with FASB ASC Topic 350, "Intangibles—Goodwill and other," the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2011. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

Impairment of Long-Lived Assets—In accordance with FASB ASC Topic 360, "Property, Plant and Equipment," the Company's long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. An accrual for termite contracts are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 "Contingencies," the Company estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

Earnings Per Share—FASB ASC Topic 260-10 "Earnings Per Share—Overall," requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See note 13 for further information on restricted stock granted to employees.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Twelve Months End December 31,
	2011	2010	2009

Net income	$100,711	$90,002	$83,984
Less: Dividends paid
Common Stock	(40,383)	(34,871)	(27,370)
Restricted shares of common stock	(727)	(650)	(483)

Undistributed earnings for the period	$59,601	$54,481	$56,131

Allocation of undistributed earnings:
Common stock	$58,497	$53,419	$55,098
Restricted shares of common stock	1,104	1,062	1,033
Diluted allocation of undistributed earnings:
Common stock	$58,498	$53,421	$55,101
Restricted shares of common stock	1,103	1,060	1,030
Basic shares outstanding:
Common stock	144,162	145,145	146,433
Restricted shares of common stock	2,720	2,885	2,746

	146,882	148,030	149,179

Diluted shares outstanding:
Common stock	144,162	145,145	146,433
Dilutive effect of stock options	64	201	445

	144,226	145,346	146,878
Restricted shares of common stock	2,720	2,885	2,746

	146,946	148,231	149,624

Basic earnings per share
Common stock:
Distributed earnings	$0.28	$0.24	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.69	$0.61	$0.56

Restricted shares of common stock
Distributed earnings	$0.27	$0.23	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.68	$0.60	$0.56

Total shares of common stock
Distributed earnings	$0.28	$0.24	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.69	$0.61	$0.56

Diluted earning per share:
Common stock:
Distributed earnings	$0.28	$0.24	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.69	$0.61	$0.56

Restricted shares of common stock
Distributed earnings	$0.27	$0.23	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.68	$0.60	$0.56

Total shares of common stock
Distributed earnings	$0.28	$0.24	$0.19
Undistributed earnings	0.41	0.37	0.37

	$0.69	$0.61	$0.56

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

Stock-Based Compensation—The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 713 "Compensation—Stock Compensation." Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan. The Company's stock options generally vest over a five-year period and expire ten years from the issuance date.

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

The Company has not granted stock options since 2003.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations and minimum pension liability adjustments.

Franchising Program—Rollins' wholly-owned subsidiary, Orkin, had 58 and 56 domestic franchises as of December 31, 2011 and 2010, respectively. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises were $4.7 million at December 31, 2011 and $3.7 million at December 31, 2010. These amounts are included as trade receivables in the accompanying Consolidated Statements of Financial Position.

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized net gains of $0.8 million and $1.1 million and for the years ended December 31, 2011 and 2010, respectively and a net loss of $0.1 million for the sale of customer contracts for the year ended December 31, 2009 due to customer adjustments. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees were $2.9 million, $2.5 million and $2.3 million at December 31, 2011, 2010 and 2009, respectively.

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," as revenues are earned on a monthly basis. Revenue from franchises was $3.4 million for each of the years ended December 31, 2011 and 2010 and $3.0 million for the year ended December 31, 2009.

As of December 31, 2011 and 2010, Orkin had 18 and 16 international franchises, respectively. Orkin's international franchise program began with its first international franchise in 2000 and since has expanded to Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe and Africa.

The Company's maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises has not exceeded $2.0 million for the years ended December 31, 2009 through 2011.

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

New Accounting Standards

Recently issued accounting standards to be adopted in 2012

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, or "ASU 2009-13." ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to significantly impact our consolidated financial statements.

In December 2011, the FASB issued an Accounting Standards Update ("ASU") Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material impact on our financial statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 effective December 31, 2011 and deferred certain disclosures as allowed under ASU 2011-12. ASU 2011-05 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant impact on our consolidated financial statements.

2. ACQUISITIONS

Acquisition of Waltham Services:

The Company acquired Waltham Services, Inc. on July 31, 2010. Waltham Services, Inc. was established in 1893 in Waltham, Massachusetts. Waltham Services, with annual revenues exceeding $17 million, is a leading provider of advanced pest management serving New England and New York. Waltham's primary service is commercial and residential pest control. Prior to the acquisition, Waltham was ranked as the 33rd largest company in the industry.

Including the Waltham Services acquisition, the Company has made several acquisitions that are not material individually or in total to the Company's consolidated financial statements during the years ended December 31, 2011, 2010 and 2009.

3.     DEBT

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $10.0 million swingline subfacility. As of December 31, 2011, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $31.3 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by Rollins' domestic subsidiaries. The maturity date of the Credit Agreement is March 27, 2013. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50% or the Adjusted LIBOR Rate determined on a daily basis for an interest period of one month; or

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus an additional amount, which varies between .50% and .75%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2011, the additional rate allocated was .50%.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company's ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company's ability to permit the ratio of consolidated debt to EBITDA to exceed certain limits.

The Company remained in compliance with applicable debt covenants at December 31, 2011 and expects to maintain compliance throughout 2012.

4.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended December 31,
(in thousands)	2011	2010

Gross Trade Receivables, short-term	$68,425	$66,083
Allowance for Doubtful Accounts	(6,738)	(6,694)

Net Trade Receivables	$61,687	$59,389

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.     FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company's credit risk is generally low with a large number of entities comprising Rollins' customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual's beacon/credit bureau score. Rollins requires potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual's credit score the Company may accept with 100% financing, require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

	Years ended December 31,
(in thousands)	2011	2010

Gross Financed Receivables, short-term	$13,350	$12,575
Gross Financed Receivables, long-term	12,607	11,362
Allowance for Doubtful Accounts	(3,000)	(2,700)

Net Financed Receivables	$22,957	$21,237

Total financing receivables, net were $23.0 million and $21.2 million at December 31, 2011 and December 31, 2010, respectively. Financing receivables are charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Charge-offs as a percentage of average financing receivables were 3.0% and 4.0% for the twelve months ended December 31, 2011 and December 31, 2010, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2011, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

Included in financing receivables are notes receivable from franchise owners. These notes are low risk as the repurchase of these franchises is guaranteed by the Company's wholly-owned subsidiary, Orkin, Inc., and the repurchase price of the franchise is currently estimated and have historically been well above the receivable due from the franchise owner.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $11.3 million and $10.2 million at December 31, 2011 and 2010, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows:

(in thousands)	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010

Balance, beginning of period	$2,700	$2,600
Additions to allowance	977	995
Deductions, net of recoveries	(677)	(895)

Balance, end of period	$3,000	$2,700

The following is a summary of the past due financing receivables as of:

(in thousands)	December 31, 2011	December 31, 2010

30 - 59 days past due	$590	$833
60 - 89 days past due	183	382
90 days or more past due	450	370

Total	$1,223	$1,585

Percentage of period-end gross financing receivables

	December 31, 2011	December 31, 2010

Current	95.3%	93.4%
30-59 days past due	2.3%	3.5%
60-89 days past due	0.7%	1.5%
90 days or more past due	1.7%	1.6%

Total	100%	100%

6.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2011	2010

Buildings	$43,842	$42,995
Operating Equipment	70,932	67,739
Furniture and Fixtures	11,809	11,375
Computer Equipment and Systems	52,275	49,759

	178,858	171,868
Less—Accumulated Depreciation	125,667	121,540

	53,191	50,328
Land	23,667	23,685

Net equipment and property	$76,858	$74,013

Included in equipment and property, net at December 31, 2011 and 2010, are fixed assets held in foreign countries of $2.6 million, and $2.0 million, respectively.

Total depreciation expense was approximately $15.1 million in 2011, $16.0 million in 2010 and $15.9 million in 2009.

7.     FAIR VALUE MEASUREMENT

The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined pension plan and deferred compensation plan detailed in note 13.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$37	$37	$—	$—
Available for sale securities	287	287	—	—

Total	$324	$324	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy at December 31, 2010.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$540	$540	$—	$—
Available for sale securities	181	181	—	—

Total	$721	$721	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

The marketable securities classified as available-for-sale and the securities held in the deferred compensation plan are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

At December 31, 2011 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $38.5 million. The cash surrender value of these life insurance policies had a net realizable value of $9.8 million and $9.4 million at December 31, 2011 and 2010, respectively. The total deferred compensation plan assets, recorded in other assets on the Company's consolidated statements of financial position, were $10.1 million at December 31, 2011 and 2010.

8.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $211.0 million as of December 31, 2011 and $210.8 million as of December 31, 2010. Goodwill increased $0.2 million for the year ended December 31, 2011 and $21.1 million for the year ended December 31, 2010 due primarily to acquisitions. The carrying amount of goodwill in foreign countries was $9.6 million as of December 31, 2011 and $9.4 million as of December 31, 2010. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2011 and 2010 are as follows:

(in thousands)

Goodwill as of December 31, 2009	$189,658
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	21,288
Goodwill adjustments due to currency translation	(167)

Goodwill as of December 31, 2010	$210,779
Goodwill acquired	429
Goodwill adjustments due to currency translation	(189)

Goodwill as of December 31, 2011	$211,019

9.     CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with FASB ASC Topic 350 "Intangibles—Goodwill and other," the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2011	2010

Customer contracts	$227,281	$219,787
Less: Accumulated amortization	(118,933)	(102,496)

Customer contracts, net	$108,348	$117,291

The carrying amount of customer contracts in foreign countries was $6.3 million as of December 31, 2011 and $4.0 million as of December 31, 2010.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2011	2010

Other intangible assets	$41,702	$41,759
Less: Accumulated amortization	(12,524)	(11,494)

Other intangible assets, net	$29,178	$30,265

Total amortization expense was approximately $22.4 million in 2011, $20.4 million in 2010 and $21.3 million in 2009. Included in the table above are non-amortizable, indefinite lived intangible assets of $14.4 at December 31, 2011 and 2010.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years is as follows:

(in thousands)

2012	$21,675
2013	$20,780
2014	$17,771
2015	$15,113
2016	$12,342

10.   INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2011	2010	2009

Current:
Federal	$48,505	$40,250	$39,636
State	7,723	8,494	6,802
Foreign	3,373	2,724	3,324
Benefit from valuation allowance releases	—	—	(7,889)
Deferred:
Federal	191	2,355	(143)
State	528	625	626
Foreign	65	(905)	(49)

Total income tax provision	$60,385	$53,543	$42,307

The primary factors causing income tax expense to be different than the federal statutory rate for 2011, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2011	2010	2009

Income tax at statutory rate	$56,384	$50,241	$44,202
State income tax expense (net of federal benefit)	5,477	4,688	4,873
Foreign tax expense (benefit)	(2,109)	(1,804)	301
Valuation allowance	—	—	(7,889)
Other	633	418	820

Total income tax provision	$60,385	$53,543	$42,307

The provision for income taxes resulted in an effective tax rate of 37.5% on income before income taxes for the year ended December 31, 2011. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes.

For 2010 the effective tax rate was 37.3%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes.

For 2009 the effective tax rate was 33.5%. The reduced effective tax rate for 2009 was primarily due to benefits received from conversion of several of the Company's wholly-owned subsidiaries from C-Corps to LLC's resulting in the complete release of the valuation allowance, offset slightly by tax associated with repatriation of cash from Orkin's Canadian wholly-owned subsidiary, Orkin Canada.

The Company had state and federal income taxes receivable totaling $6.3 million and $12.0 million at December 31, 2011 and 2010, respectively, included in other current assets.

During 2011, 2010 and 2009, the Company paid income taxes of $52.0 million, $60.1 million and $46.4 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010

Deferred tax assets:
Termite Accrual	$3,068	$2,522
Insurance and Contingencies	23,752	20,968
Unearned Revenues	13,988	13,330
Compensation and Benefits	11,484	8,410
Net Pension Liability	12,333	4,818
State and Foreign Operating Loss Carryforwards	8,981	8,426
Bad Debt Reserve	3,135	3,176
Other	1,605	1,723
Valuation allowance	(1,646)	(810)

Total Deferred Tax Assets	76,700	62,563

Deferred tax liabilities:
Depreciation and Amortization	(7,097)	(6,373)
Foreign Currency Translation	(3,200)	(3,617)
Intangibles and Other	(12,527)	(10,071)

Total Deferred tax Liabilities	(22,824)	(20,061)

Net Deferred Tax Assets	$53,876	$42,502

Analysis of the valuation allowance:

	December 31,
(in thousands)	2011	2010

Valuation allowance at beginning of year	$810	$—
Increase/(decrease) in valuation allowance	836	810

Valuation allowance at end of year	$1,646	$810

As of December 31, 2011, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $194 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2012 and 2028. Management believes that it is unlikely to be able to utilize approximately $6.0 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.8 million due to the foreign net operating losses.

Earnings from continuing operations before income tax includes foreign income of $11 million in 2011, $7.8 million in 2010 and $8.5 million in 2009. During December 2009, the international subsidiaries remitted their earnings to the Company in the form of a one time dividend. In the future, the Company intends to reinvest indefinitely the undistributed earnings of its non-U.S. subsidiaries. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The total amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the effective tax rate is $2.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2011	2010

Balance at Beginning of Year	$2,566	$2,430
Additions based on tax positions related to current year	43	1,283
Additions for tax positions of prior years	511	127
Reductions for tax positions of prior years	(988)	—
Settlements	(123)	(1,274)
Expiration of statute of limitation	—	—

Balance at End of Year	$2,009	$2,566

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The federal tax audit for 2002 and 2003 was completed in 2011. In addition, the Company has subsidiaries in various state jurisdictions that are currently under audit for years ranging from 1996 through 2008. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2006.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing state audits. It is expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $1.3 million. None of the reductions in the liability for unrecognized tax benefits due to settlements discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.0 million, $0.6 million as of December 31, 2011 and 2010, respectively. During 2011 and 2010 the Company recognized interest and penalties of $0.3 million and $0.9 million, respectively.

11.   ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC Topic 450 "Contingencies," the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2011 and 2010 is as follows:

	At December 31,
(in thousands)	2011	2010

Beginning balance	$8,925	$10,000
Current year provision	5,619	5,816
Settlements, claims, and expenditures	(4,244)	(6,891)

Ending balance	$10,300	$8,925

The accrual for termite contracts is included in other current liabilities, $3.7 million and $2.7 million at December 31, 2011 and 2010, respectively and long-term accrued liabilities, $6.6 million and $6.2 million at December 31, 2011 and 2010, respectively on the Company's consolidated statements of financial position.

12.   COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating and capital leases, some of which contain escalation clauses. The capital leases contractually expire at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2011 and 2010. Following is a summary of property held under capital leases:

(in thousands)	2011	2010

Vehicles	$862	$1,703
Expirations & Disposals	(19)	(841)
Accumulated Depreciation	(843)	(843)

Total property held under capital leases	$—	$19

The remainder of the leases are accounted for as operating leases expiring at various dates through 2028:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Rental Expense	$45,958	$43,135	$40,515

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases

2012	31,878
2013	22,957
2014	15,485
2015	8,388
2016	$3,272
Thereafter	1,205

Total minimum obligation	$83,185

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc.; Salazar v. Orkin Exterminating Company, Inc.; Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. These cases originate in California, South Carolina (Welsh), and Pennsylvania (Flood), respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California. The Welsh lawsuit, a termite service related matter, was recently filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania. None of these matters has been scheduled for a class certification hearing. The Salazar lawsuit, a wage and hour related matter, was filed in the Superior Court of Orange County, California, and was removed to the United States District Court for the Central District of California. The class claims of this matter were voluntarily dismissed in November 2011 and are no longer pending. Additionally, the Company and a subsidiary, The Industrial

Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al. The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina. The plaintiffs are seeking damages for breach of contract and negligence. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity. Environmental remediation is reported on a non-discounted basis.

13.   EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Employee Benefit Plans

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the "Plans") covering employees meeting certain age and service requirements. The Plans provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $4.9 million to the Plans during the year ended December 31, 2011 with $5.2 million in contributions made for 2010 and $5.0 million for 2009.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2011	2010

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$183,972	$159,539
Pension plans acquired upon acquisitions of companies	—	5,317
Service cost	158	86
Interest cost	9,879	9,514
Actuarial (gain) loss	12,205	16,651
Benefits paid	(8,793)	(7,135)
Liability gain due to curtailment	(510)	—

Accumulated Benefit obligation at end of year	196,911	183,972
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	171,457	144,644
Pension plans acquired upon acquisitions of companies	—	3,733
Actual return on plan assets	(2,520)	25,039
Employer contribution	4,900	5,176
Benefits paid	(8,793)	(7,135)

Fair value of plan assets at end of year	165,044	171,457

Funded status	$(31,867)	$(12,515)

Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2011	2010

Noncurrent liabilities	$(31,867)	$(12,515)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2011	2010

Net loss	$87,035	$62,538

Included in the Plans are newly acquired pension plans from acquisitions of companies during the year ended December 31, 2010. The accumulated benefit obligation for the defined benefit pension plans were $196.9 million and $184.0 million at December 31, 2011 and 2010, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax increases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $(24.5) million, $(1.9) million and $(23) thousand in 2011, 2010 and 2009, respectively.

The following weighted-average assumptions as of December 31 were used to determine the accumulated benefit obligation and net benefit cost:

	December 31,
	2011	2010	2009

ACCUMULATED BENEFIT OBLIGATION
Discount rate	5.01%	5.51%	6.01%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	5.51%	6.01%	6.81%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year's 2011, 2010 and 2009 the Company utilized a yield curve analysis.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2011	2010	2009

Net Periodic Benefit Cost
Service cost	$158	$86	$—
Interest cost	9,879	9,514	9,530
Expected return on plan assets	(12,080)	(11,437)	(10,974)
Amortization of net loss	1,800	1,115	963

Net periodic benefit	$(243)	$(722)	$(481)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	$26,297	$3,048	$986
Amortization of net loss	(1,800)	(1,115)	(963)

Total recognized in other comprehensive income	24,497	1,933	23

Total recognized in net periodic benefit cost and other comprehensive income	$24,254	$1,211	$(458)

The Company does not expect to amortize a net gain or loss in 2012. At December 31, 2011 and 2010, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $34.1 million and $30.3 million at December 31, 2011 and 2010, respectively.

The Plans' weighted average asset allocation at December 31, 2011 and 2010 by asset category, along with the target allocation for 2012, are as follows:

Asset category	2012	2011	2010

Cash	0% – 5%	0.6%	1.1%
Equity Securities – Rollins stock	10% – 20%	20.6%	18.1%
Domestic Equity – all other	20% – 30%	12.7%	21.7%
Global Equity	10% – 20%	11.4%	3.6%
International Equity	10% – 20%	11.6%	11.3%
Debt Securities – core fixed income	15% – 50%	18.9%	21.4%
Tactical Composite	10% – 20%	12.5%	8.3%
Real Estate	0% – 10%	4.3%	3.7%
Real Return	0% – 10%	7.4%	4.6%
Other	0% – 5%	0.0%	6.2%

Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical—maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $5.0 million during fiscal 2012.

Included among the asset categories for the Plans' investments are real estate and other comprised of real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2009-12 "Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent)," these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds' judgments and assumptions by reviewing the financial data included in the funds' financial statements for reasonableness.

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

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2011 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

		Total	Level 1	Level 2	Level 3

(1)	Cash and Cash Equivalents	$918	$918	$—	$—
(2)	Fixed Income Securities	31,167	—	31,167	—
	Domestic Equity Securities		—	—	—
	Rollins, Inc. Stock	34,050	34,050	—	—
	Other Securities	21,032	21,032	—	—
	Global Equity Securities	18,751	18,751	—	—
(3)	International Equity Securities	19,120	9,316	9,804	—
(4)	Tactical Composite	20,680	—	20,680	—
(5)	Real Estate	7,092	—	—	7,092
(6)	Real Return	12,234	—	12,234	—
(7)	Alternative Investments	—	—	—	—

	Total	$165,044	$84,067	$73,885	$7,092

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Total	Level 1	Level 2	Level 3

(1)	Cash and Cash Equivalents	$10,747	$10,747	$—	$—
(2)	Fixed Income Securities	37,464	—	37,464	—
	Domestic Equity Securities		—	—	—
	Rollins, Inc. Stock	30,265	30,265	—	—
	Other Securities	37,989	37,989	—	—
	Global Equity Securities	5,953	—	5,953	—
(3)	International Equity Securities	19,789	9,272	10,517	—
(4)	Tactical Composite	13,875	—	13,875	—
(5)	Real Estate	6,248	—	—	6,248
(6)	Real Return	7,704	—	7,704	—
(7)	Alternative Investments	1,423	—	—	1,423

	Total	$171,457	$88,273	$75,513	$7,671

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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011.

	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2011

Real Estate	$6,248	$844	$—	$—	$7,092
Alternative Investments	1,423	(11)	(1,412)	—	—

Total	$7,671	$833	$(1,412)	$—	$7,092

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010.

	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2010

Real Estate	$5,209	$1,039	$—	$—	$6,248
Alternative Investments	21,832	1,269	(12,799)	(8,879)	1,423

Total	$27,041	$2,308	$(12,799)	$(8,879)	$7,671

The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2012	9,088
2013	9,637
2014	10,218
2015	10,819
2016	11,375
Thereafter	62,715

Total	$113,852

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan that is available to a majority of the Company's full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed

6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $7.0 million for the years ended December 31, 2011 and 2010 and $6.6 million for the year ended December 31, 2009. At December 31, 2011, 2010 and 2009 approximately, 35.5%, 35.1% and 29.3%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $42 thousand in 2011, $52 thousand in 2010 and $91 thousand in 2009.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2,000 per plan year minimum. The Company may make discretionary contributions to participant accounts. The Company currently plans to credit accounts of participants of long service to the Company with certain discretionary amounts ("Pension Plan Benefit Restoration Contributions") in lieu of benefits that previously accrued under the Company's Retirement Income Plan up to a maximum of $245,000. The Company intends to make Pension Plan Benefit Restoration Contributions under the Deferred Compensation Plan for five years. The first contribution was made in January 2007 for those participants who were employed for all of the 2006 plan year. Only employees with five full years of vested service on June 30, 2005 qualify for Pension Plan Benefit Restoration Contributions. Under the Deferred Compensation Plan, salary and bonus deferrals and Pension Plan Benefit Restoration Contributions are fully vested. Any discretionary contributions are subject to vesting in accordance with the matching contribution vesting schedule set forth in the Rollins 401(k) Plan in which a participant participates. The Company made its last contributions associated with this plan during the first quarter of 2011.

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

At December 31, 2011 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $38.5 million. The cash surrender value of these life insurance policies were worth $9.8 million and $9.4 million at December 31, 2011 and 2010, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)

2012	$1,631
2013	1,698
2014	1,801
2015	1,810
2016	1,690

Total	$8,630

Total expense/(income) related to deferred compensation was $218 thousand, $130 thousand and $22 thousand in 2011, 2010, and 2009, respectively. The Company had $10.1 million in deferred compensation assets as of December 31, 2011 and 2010, respectively, located within other assets on the Company's consolidated statements of financial position and $9.8 million and $9.9 million in deferred compensation liability as of December 31, 2011 and 2010, respectively, located within long-term accrued liabilities on the Company's consolidated statements of financial position. The amounts of assets were marked to fair value.

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

For the year ended December 31, 2011, the Company issued approximately 0.1 million shares of common stock upon exercise of stock options by employees and issued 0.5 million shares in 2010. In addition, the Company issued time lapse restricted shares of 0.7 million, 0.9 million and 0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2011, approximately 5.2 million shares of the Company's common stock were reserved for issuance. In accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." The Company uses the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value and recognized on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2011	2010	2009

Time Lapse Restricted Stock:
Pre-tax compensation expense	$7,555	$7,538	$5,800
Tax benefit	(2,909)	(2,902)	(2,233)

Restricted stock expense, net of tax	$4,646	$4,636	$3,567

As of December 31, 2011, $24.4 million of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.1 years.

Option activity under the Company's stock option plan as of December 31, 2011, 2010 and 2009 and changes during the year ended December 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	986	4.71	3.39	7,236
Exercised	(328)	4.84
Forfeited	(5)	3.22

Outstanding at December 31, 2009	653	4.67	2.44	5,348
Exercised	(517)	4.67

Outstanding at December 31, 2010	136	4.66	1.59	2,056
Exercised	(103)	4.48

Outstanding at December 31, 2011	33	$5.26	0.93	$553

Exercisable at December 31, 2011	33	$5.26	0.93	$553

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

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $5.2 million and $2.4 million, respectively. Exercise of options during the years ended December 31, 2011, 2010 and 2009 resulted in cash receipts of $0.1 million, $0.3 million and $0.5, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2011, 2010 and 2009:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2008	2,453	$9.80
Forfeited	(26)	9.48
Vested	(412)	8.51
Granted	721	10.99

Unvested as of December 31, 2009	2,737	10.31
Forfeited	(277)	10.99
Vested	(666)	9.51
Granted	871	12.32

Unvested as of December 31, 2010	2,664	11.09
Forfeited	(74)	12.90
Vested	(574)	10.08
Granted	670	19.30

Unvested as of December 31, 2011	2,686	$13.31

14.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total

Balance at December 31, 2009	$(36,888)	$4,761	$(32,127)
Change during 2010:
Before-tax amount	(1,933)	1,343	(590)
Tax benefit/(expense)	744	(517)	227

	(1,189)	826	(363)

Balance at December 31, 2010	(38,077)	5,587	(32,490)

Change during 2011:
Before-tax amount	(24,497)	(1,125)	(25,622)
Tax benefit	9,605	417	10,022

	(14,892)	(708)	(15,600)

Balance at December 31, 2011	$(52,969)	$4,879	$(48,090)

15.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled less than $0.1 million for the years ended December 31, 2011, 2010 and 2009.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million, $0.9 and $0.8 for the years ended December 31, 2011, 2010 and 2009, respectively.

All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

16.   UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth

2011
Revenues	$271,643	$320,436	$323,929	$289,056
Gross profit (Revenues less cost of services provided)	130,745	160,791	158,832	137,854
Net income	18,640	31,061	29,415	21,595
Income per share:

Income per share – Basic	0.13	0.21	0.20	0.15
Income per share – Diluted	0.13	0.21	0.20	0.15

2010
Revenues	$253,041	$298,803	$305,118	$279,928
Gross profit (Revenues less cost of services provided)	122,066	150,375	149,054	132,306
Net income	17,583	27,700	25,513	19,206
Income per share:

Income per share – Basic	0.12	0.19	0.17	0.13
Income per share – Diluted	0.12	0.19	0.17	0.13

17.   CASH DIVIDEND

The Board of Directors, at its quarterly meeting on January 24, 2012, approved a 14.3% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.08 per share will be payable March 9, 2012 to stockholders of record at the close of business February 10, 2012. 2012 marked the tenth consecutive year Rollins, Inc.'s board of directors has increased the Company's dividend a minimum of 12% or greater.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on management's evaluation as of December 31, 2011, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 34.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors." This information is incorporated herein by reference. Information about executive officers is contained on page 19 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2012 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock" and "Election of Directors" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2012 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,716,171	$5.26	5,190,058
Equity compensation plans not approved by security holders	—	$—	—

Total	2,716,171	$5.26	5,190,058	(1)

(1)
Includes 5,190,058 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Independent Public Accountants" in the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(f)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(m)	Summary of Compensation Arrangements with Executive Officers.
(10)(n)	Summary of Compensation Arrangements with Directors.
  (b)
  Exhibits (inclusive of item 3 above):

(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

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
(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant's 10-Q filed October 31, 2006
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit (3)(i)(E) as filed with the Registrant's 10-Q filed October 28, 2011.
(ii)	Revised By-laws of Rollins, Inc. dated October 23, 2007, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 8-K dated October 23, 2007.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(f)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.

(10)(l)	Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(m)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10)(n)	Summary of Compensation Arrangements with Directors, incorporated herein reference to Exhibit (10)(r) as filed with its Form 10-K for the year ended December 31, 2010.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)
Date:	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 28, 2012	Date:	February 28, 2012

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, MD, Director
    Larry L. Prince, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 28, 2012

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2011, 2010 and 2009
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period

Year ended December 31, 2011
Allowance for doubtful accounts	$9,394	$8,879	$(8,535)	$9,738
Year ended December 31, 2010
Allowance for doubtful accounts	$8,672	$8,641	$(7,919)	$9,394
Year ended December 31, 2009
Allowance for doubtful accounts	$7,539	$9,638	$(8,505)	$8,672

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

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

(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit (3)(i)(E) as filed with the Registrant's 10-Q filed October 28, 2011.
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
(10)(f)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.

Exhibit Number	Exhibit Description
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(l)
Revolving Credit Agreement dated as of March 28, 2008 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(m)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10)(n)	Summary of Compensation Arrangements with Directors, incorporated herein reference to Exhibit (10)(r) as filed with its Form 10-K for the year ended December 31, 2010.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document