Form 10-Q
period 2012-03-31
ROLLINS INC
filed 2012-04-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Rollins, Inc. had 146,803,259 shares of its $1 par value Common Stock outstanding as of April 15, 2012.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(in thousands except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$59,684	$46,275
Trade receivables, short-term, net of allowance for doubtful accounts of $5,111 and $6,738, respectively	63,790	61,687
Financed receivables, short-term, net of allowance for doubtful accounts of $1,696 and $1,691, respectively	11,386	11,659
Materials and supplies	10,874	11,125
Deferred income taxes, net	29,718	31,272
Other current assets	15,123	13,804
Total Current Assets	190,575	175,822
Equipment and property, net	77,146	76,858
Goodwill	211,237	211,019
Customer contracts and other intangible assets, net	139,580	137,526
Deferred income taxes, net	21,775	22,604
Financed receivables, long-term, net of allowance for doubtful accounts of $1,354 and $1,309, respectively	11,441	11,298
Other assets	11,052	10,523
Total Assets	$662,806	$645,650
LIABILITIES
Accounts payable	19,214	22,584
Accrued insurance	20,430	21,844
Accrued compensation and related liabilities	52,592	61,137
Unearned revenues	92,778	85,636
Other current liabilities	43,569	34,650
Total current liabilities	228,583	225,851
Accrued insurance, less current portion	30,203	27,516
Accrued pension	29,850	31,867
Long-term accrued liabilities	37,915	36,419
Total Liabilities	326,551	321,653
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 146,803,259 and 146,250,934 shares issued, respectively	146,803	146,251
Paid in capital	37,539	36,554
Accumulated other comprehensive loss	(47,460)	(48,090)
Retained earnings	199,373	189,282
Total Stockholders’ Equity	336,255	323,997
Total Liabilities and Stockholders’ Equity	$662,806	$645,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands except share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Customer services	$289,465	$271,643
COSTS AND EXPENSES
Cost of services provided	148,082	140,898
Depreciation and amortization	9,767	9,200
Sales, general and administrative	94,824	91,498
Interest expense	51	192
INCOME BEFORE INCOME TAXES	36,741	29,855
PROVISION FOR INCOME TAXES	13,661	11,215
NET INCOME	$23,080	$18,640
NET INCOME PER SHARE - BASIC	$0.16	$0.13
NET INCOME PER SHARE - DILUTED	$0.16	$0.13
DIVIDENDS PAID PER SHARE	$0.08	$0.07

Weighted average participating shares outstanding - basic	146,697	147,473
Dilutive effect of stock options	17	97
Weighted average participating shares outstanding — assuming dilution	146,714	147,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
NET INCOME	$23,080	$18,640
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	630	687
Other comprehensive earnings (loss)	630	687
Comprehensive earnings	$23,710	$19,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net Income	$23,080	$18,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,767	9,200
Provision for deferred income taxes	2,506	487
Provision for bad debts	112	862
Stock based compensation expense	2,372	1,882
Excess tax benefits from share-based payments	(2,590)	(70)
Other, net	(58)	(107)
Changes in operating assets and liabilities	1,900	2,060
Net cash provided by operating activities	37,089	32,954
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(6,826)	(4,413)
Purchases of equipment and property	(3,714)	(3,345)
Other	142	160
Net cash used in investing activities	(10,398)	(7,598)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	—	(1,000)
Cash paid for common stock purchased	(4,688)	(7,710)
Dividends paid	(11,726)	(10,318)
Changes in cash overdraft position, net	—	(4,500)
Principal payments on capital lease obligations	—	(20)
Excess tax benefits from share-based payments	2,590	70
Net cash used in financing activities	(13,824)	(23,478)
Effect of exchange rate changes on cash	542	549
Net increase in cash and cash equivalents	13,409	2,427
Cash and cash equivalents at beginning of period	46,275	20,913
Cash and cash equivalents at end of period	$59,684	$23,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1. BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2011.  Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2011 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently issued accounting standards to be adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 effective December 31, 2011 and indefinitely deferred certain disclosures as allowed under ASU 2011-12.  ASU 2011-05 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.  The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant impact on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share,of which there were none at March 31, 2012 or March 31, 2011 are excluded.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share
Common stock	$0.16	$0.13
Restricted shares of common stock	$0.15	$0.12
Total shares of common stock	$0.16	$0.13
Diluted earnings per share
Common stock	$0.16	$0.13
Restricted shares of common stock	$0.15	$0.12
Total shares of common stock	$0.16	$0.13

NOTE 4. CONTINGENCIES

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

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility.  At March 31, 2012, there were no outstanding borrowings.

NOTE 6. STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2012 the Company paid $11.7 million or $0.08 per share in cash dividends compared to $10.3 million or $0.07 per share during the quarter ended March 31, 2011.  During the first quarter ended March 31, 2012, the Company repurchased 68,000 shares of its $1 par value common stock at a weighted average price of $19.58 per share compared to 256,284 shares purchased at a weighted average price of $18.90 per share for the same period in 2011.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in October 2008.  This authorization enables the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 1.0 million additional shares may be purchased under its share repurchase program.

As more fully discussed in Note 13 of the Company’s notes to the consolidated financial statements in its 2011 Annual Report on Form 10-K stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The stock options generally vest over a five-year period and expire ten years from the issuance date.

During the first quarter ended March 31, 2012, approximately 13,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 10,000 shares for the prior year quarter.  The Company issues new shares from its authorized but unissued share pool.  At March 31, 2012 approximately 4.4 million shares of the Company’s common stock were reserved for issuance.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Time lapse restricted stock:
Pre-tax compensation expense	$2,372	$1,882
Tax benefit	(913)	(724)
Restricted stock expense, net of tax	$1,459	$1,158

Options activity outstanding under the Company’s stock option plan as of March 31, 2012 and changes during the three months ended March 31, 2012, were as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
(in thousands except per share data)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2011	33	$5.26	0.93	$553
Exercised	(13)	4.86
Outstanding at March 31, 2012	20	5.52	0.83	311
Exercisable at March 31, 2012	20	$5.52	0.83	$311

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and March 31, 2011 was $217 thousand and $34 thousand, respectively. Exercise of options through the first quarter ended March 31, 2012 and 2011 resulted in cash receipts of less than $10 thousand for each year, respectively.  The Company recognized a tax benefit of approximately $2.6 million and $70 thousand during the first quarters ended March 31, 2012 and 2011, respectively, which were recorded as an increase to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2012:

		Weighted-Average
	Number of	Grant-Date
(in thousands except per share data)	Shares	Fair Value
Unvested Restricted Stock Units at December 31, 2011	2,686	$13.31
Forfeited	(15)	19.30
Vested	(564)	10.88
Granted	776	22.69
Unvested Restricted Stock Units at March 31, 2012	2,883	$16.28

At March 31, 2012 and December 31, 2011, the Company had $39.4 million and $24.4 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over weighted average periods of approximately 4.3 years and 4.1 years, respectively.

NOTE 7. PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Interest and service cost	$2,337	$2,520
Expected return on plan assets	(2,961)	(3,016)
Amortization of net loss	632	450
Net periodic benefit gain	$8	$(46)

During the three months ended March 31, 2012 and 2011, the Company made contributions of $2.1 million and $4.1 million, respectively, to its defined benefit retirement plans (the “Plans”).  The Company made $4.9 million in contributions for the year ended December 31, 2011 and is considering making further contributions to the Plans of approximately $2.9 million during the fiscal year ending December 31, 2012.

NOTE 8. ACQUISITIONS

The Company made several acquisitions during the three month periods ended March 31, 2012 and 2011, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $211.2 million at March 31, 2012 and $211.0 million at December 31, 2011.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.8 million at March 31, 2012 and $9.6 million at December 31, 2011.

The Company completed its most recent annual impairment analyses as of September 30, 2011.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $139.6 million as of March 31, 2012 and $137.5 million at December 31, 2011.  The carrying amount of customer contracts and other intangible assets in foreign countries was $6.4 million at March 31, 2012 and $6.5 million at December 31, 2011.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 25, 2012, Rollins, Inc. reported its 24th consecutive quarter of improved operating earnings with net income of $23.1 million for the quarter ended March 31, 2012, as compared to $18.6 million for the prior year quarter, a 23.8% improvement.  Revenues increased 6.6% to $289.5 million for the quarter as compared to $271.6 million for the prior year quarter.  Earnings for the quarter ended March 31, 2012 were $0.16 per diluted share, a 23.1% improvement over the $0.13 per diluted share reported the prior year quarter.  Unprecedented warm weather in the United States resulted in early pest activity combined with our successful marketing and sales programs drove record inquiries across all of the Company’s brands.  Rollins experienced a record first quarter in both revenues and earnings.

Rollins continues its solid financial performance generating $37.1 million in cash from operations year to date.  The Company repurchased 68,000 shares of common stock at a weighted average price of $19.58 per share during the first quarter. In total, approximately 1.0 million additional shares may be repurchased under the Company’s share purchase program.

Results of Operations

	Three Months Ended March 31,		%Better/ (worse) as compared to same quarter
(in thousands)	2012	2011	in prior year
Revenues	$289,465	$271,643	6.6%
Cost of services provided	148,082	140,898	(5.1)
Depreciation and amortization	9,767	9,200	(6.2)
Sales, general and administrative	94,824	91,498	(3.6)
Interest expense	51	192	73.4
Income before income taxes	36,741	29,855	23.1
Provision for income taxes	13,661	11,215	(21.8)
Net Income	$23,080	$18,640	23.8%

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues for the first quarter ended March 31, 2012 increased $17.8 million to $289.5 million or 6.6% compared to $271.6 million for the quarter ended March 31, 2011.

Commercial pest control approximates 42% of the Company’s revenues during the first quarter ended March 31, 2012 and grew 3.1% for the quarter compared to the quarter ended March 31, 2011.  The Company’s commercial fumigations service, which is included in total commercial pest control revenue, was down 3.8% compared to the same period in 2011.

Residential pest control service which represents approximately 40% of Rollins’ revenues during the first quarter ended March 31, 2012, increased 8.2% compared to the same period in 2011 due to the success of the Company’s marketing and early pest activity.

Termite service revenue, which is approximately 18% of Rollins’ business for the first quarter ended March 31, 2012, increased 10.5% compared to the same period in 2011 due to new sales programs and early termite activity.  Termite service revenue is more dependent on new sales compared to pest control, as approximately half of its revenues are recurring, resulting from renewals and monitoring.

Foreign operations accounted for approximately 8% of total revenues during the first quarter of 2012 and 2011.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

	2012	2011	2010
First Quarter	$289,465	$271,643	$253,041
Second Quarter	N/A	320,436	298,803
Third Quarter	N/A	323,929	305,118
Fourth Quarter	N/A	289,056	279,928
Year ended December 31,	$ N/A	$1,205,064	$1,136,890

Cost of Services provided for the first quarter ended March 31, 2012 increased $7.2 million or 5.1% to $148.1 million, compared to the quarter ended March 31, 2011. Gross margin for the quarter increased to 48.8% for the first quarter 2012 versus 48.1 % for the prior year quarter.  The improvement in operating margin was due to improved productivity, lower personnel related costs as well as reduced insurance and claim cost partially offset by higher cost of fuel.

Depreciation and Amortization expenses for each of the first quarters ended March 31, 2012 and 2011 were 3.4% of revenues, though increasing $0.6 million in 2012.  The dollar increase was due primarily to amortization of customer contracts related to small acquisitions that occurred over the past twelve months.

Sales, General and Administrative expenses for the first quarter ended March 31, 2012 increased $3.3 million or 3.6% to $94.8 million, down to 32.8% of revenues, decreasing from 33.7% for the first quarter ended March 31, 2011.  The improvement in margin percent is due to continued leveraging of administrative salaries in our call centers, reductions in professional services, and a reduction in bad debt expense.

Interest expense, net for the first quarter ended March 31, 2012 decreased to $51 thousand compared to $192 thousand for the first quarter ended March 31, 2011.

Income Taxes for the first quarter ended March 31, 2012 increased to $13.7 million, a 21.8% increase from $11.2 million reported first quarter 2011, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.2% for the first quarter ended March 31, 2012 versus 37.6% for the first quarter ended March 31, 2011, primarily due to differences in state tax rates.

Liquidity and Capital Resources

Cash and Cash Flow

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$37,089	$32,954
Net cash used in investing activities	(10,398)	(7,598)
Net cash used in financing activities	(13,824)	(23,478)
Effect of exchange rate changes on cash	542	549
Net increase in cash and cash equivalents	13,409	2,427
Cash and cash equivalents at beginning of period	46,275	20,913
Cash and cash equivalents at end of period	$59,684	$23,340

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $37.1 million for the three months ended March 31, 2012, compared with cash provided by operating activities of $33.0 million for the same period in 2011.

The Company made contributions of $2.1 million and $4.1 million to its defined benefit retirement plans (the “Plans”) during the three months ended March 31, 2012 and 2011, respectively.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company invested approximately $3.7 million in capital expenditures during the three months ended March 31, 2012, compared to $3.3 million during the same period in 2011, and expects to invest approximately $12.0 million for the remainder of 2012. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the three months ended March 31, 2012, the Company made expenditures for acquisitions totaling $6.8 million, compared to $4.4 million during the same period in 2011.  A total of $11.7 million was paid in cash dividends ($0.08 per share) during the first three months of 2012, compared to $10.3 million or ($0.07 per share) during the same period in 2011.  The Company repurchased 68 thousand shares during the first three months of 2012 of its $1 par value common stock at a weighted average price of $19.58 compared to 256 thousand shares at a weighted average price of $18.90 during the first three months of 2011.  The acquisitions, capital expenditures and cash dividends were funded through existing cash balances and operating activities.  In total, approximately 1.0 million additional shares may be repurchased under the Company’s share purchase program.

Rollins’ balance sheet as of March 31, 2012 and December 31, 2011, includes short-term unearned revenues of $92.8 million and $85.6 million, respectively, representing approximately 8%  and 7%, respectively, of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $59.7 million of total cash at March 31, 2012, is primarily cash held at various banking institutions. Approximately $26.4 million is held in cash accounts at international bank institutions and the remaining $33.3 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions will automatically be fully insured, without limit. This applies to all of our domestic accounts where we have balances.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.  The Company had no outstanding borrowings under this credit facility as of March 31, 2012.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2012.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.;  Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  These cases originate in California, South Carolina (Welsh), and Pennsylvania (Flood), respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California.  The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania.  None of these matters has been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary.  For further discussion, see Note 4 to the accompanying financial statements.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2011.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2012 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”)

reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2012 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                                 Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.                        Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2012 were as follows:

			Total number of	Maximum number of
	Total Number		shares purchased	shares that may yet
	of shares	Weighted-Average	as part of publicly	be purchased under
	Purchased	Price paid per	announced repurchases	the repurchase plans
Period	(1)	Share	(2)	(2)
January 1 to 31, 2012	829	$22.28	—	1,079,964
February 1 to 29, 2012	2,068	21.36	—	1,079,964
March 1 to 31, 2012	68,000	19.58	68,000	1,079,964
Total	70,897	$19.66	68,000	1,011,964

(1)         Includes repurchases in connection with exercise of employee stock options in the following amount:  January 2012: 829; February 2012: 2,068; March 2012: 0.

(2)         On October 28, 2008, the Board of Directors announced that it had authorized the repurchase of 7.5 million shares of the Company’s common stock.  The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors.  Approximately 1.0 million shares authorized in the 2008 plan remain available to be purchased by the Company.  There were no other publicly announced plans as of March 31, 2012.

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

(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 26, 2011, incorporated herein by reference to Exhibit 3(i)(E) filed with the Registrant’s 10-Q filed October 28, 2011.

	(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 as filed with the registrant’s Form 8-K dated October 23, 2007.

	(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(10.1)	Form of Time-Lapse Restricted Stock Agreement

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 27, 2012	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President and Chief Operating Officer
(Principal Executive Officer)

Date: April 27, 2012	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)