Form 10-Q
period 2012-09-30
ROLLINS INC
filed 2012-10-26
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Rollins, Inc. had 146,037,869 shares of its $1 par value Common Stock outstanding as of October 15, 2012.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(in thousands except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$93,713	$46,275
Trade receivables, short-term, net of allowance for doubtful accounts of $8,602 and $6,738, respectively	78,748	61,687
Financed receivables, short-term, net of allowance for doubtful accounts of $1,780 and $1,691, respectively	12,396	11,659
Materials and supplies	10,919	11,125
Deferred income taxes, net	30,118	31,272
Other current assets	15,784	13,804
Total Current Assets	241,678	175,822
Equipment and property, net	77,521	76,858
Goodwill	211,373	211,019
Customer contracts and other intangible assets, net	132,850	137,526
Deferred income taxes, net	18,809	22,604
Financed receivables, long-term, net of allowance for doubtful accounts of $1,420 and $1,309, respectively	12,491	11,298
Other assets	11,307	10,523
Total Assets	$706,029	$645,650
LIABILITIES
Accounts payable	$24,679	$22,584
Accrued insurance	22,503	21,844
Accrued compensation and related liabilities	62,827	61,137
Unearned revenues	95,727	85,636
Other current liabilities	34,865	34,650
Total current liabilities	240,601	225,851
Accrued insurance, less current portion	29,145	27,516
Accrued pension	29,766	31,867
Long-term accrued liabilities	37,857	36,419
Total Liabilities	337,369	321,653
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 146,037,869 and 146,250,934 shares issued and outstanding, respectively	146,038	146,251
Paid in capital	42,563	36,554
Accumulated other comprehensive loss	(46,954)	(48,090)
Retained earnings	227,013	189,282
Total Stockholders’ Equity	368,660	323,997
Total Liabilities and Stockholders’ Equity	$706,029	$645,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Customer services	$340,179	$323,929	$964,516	$916,008
COSTS AND EXPENSES
Cost of services provided	170,478	165,097	484,553	465,640
Depreciation and amortization	9,465	9,337	28,845	27,825
Sales, general and administrative	108,520	102,396	309,412	295,651
Interest expense	19	79	90	449
INCOME BEFORE INCOME TAXES	51,697	47,020	141,616	126,443
PROVISION FOR INCOME TAXES	19,486	17,605	53,198	47,327
NET INCOME	$32,211	$29,415	$88,418	$79,116
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.20	$0.60	$0.54
DIVIDENDS PAID PER SHARE	$0.08	$0.07	$0.24	$0.21

Weighted average participating shares outstanding - basic	146,059	146,549	146,390	147,086
Dilutive effect of stock options	2	60	10	75
Weighted average participating shares outstanding — assuming dilution	146,061	146,609	146,400	147,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME	$32,211	$29,415	$88,418	$79,116
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	1,339	(1,417)	1,136	(1,058)
Other comprehensive earnings (loss)	1,339	(1,417)	1,136	(1,058)
Comprehensive earnings	$33,550	$27,998	$89,554	$78,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net Income	$88,418	$79,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,845	27,825
Provision for deferred income taxes	4,752	2,545
Provision for bad debts	8,411	5,920
Stock based compensation expense	7,125	5,645
Excess tax benefits from share-based payments	(3,031)	(2,270)
Other, net	(287)	(645)
Changes in operating assets and liabilities	(14,121)	(3,030)
Net cash provided by operating activities	120,112	115,106
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(10,485)	(9,262)
Purchases of equipment and property	(11,754)	(13,381)
Other	511	219
Net cash used in investing activities	(21,728)	(22,424)
FINANCING ACTIVITIES
Repayments, under line of credit agreement, net	—	(26,000)
Cash paid for common stock purchased	(19,938)	(28,825)
Dividends paid	(35,108)	(30,890)
Changes in cash overdraft position, net	—	1,000
Proceeds received upon exercise of stock options	—	19
Principal payments on capital lease obligations	—	(38)
Excess tax benefits from share-based payments	3,031	2,270
Net cash used in financing activities	(52,015)	(82,464)
Effect of exchange rate changes on cash	1,069	(912)
Net increase in cash and cash equivalents	47,438	9,306
Cash and cash equivalents at beginning of period	46,275	20,913
Cash and cash equivalents at end of period	$93,713	$30,219

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.                         RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently issued accounting standards to be adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This standard provides new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective as of the beginning of our 2013 fiscal year; we do not expect the new guidance to have an impact on the 2013 impairment test results.

NOTE 3.                         EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none, are excluded at September 30, 2012 and September 30, 2011.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share
Common stock	$0.22	$0.20	$0.60	$0.54
Restricted shares of common stock	$0.22	$0.20	$0.59	$0.53
Total shares of common stock	$0.22	$0.20	$0.60	$0.54
Diluted earnings per share
Common stock	$0.22	$0.20	$0.60	$0.54
Restricted shares of common stock	$0.22	$0.20	$0.59	$0.53
Total shares of common stock	$0.22	$0.20	$0.60	$0.54

NOTE 4.                           CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.;  Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  These cases originate in California, South Carolina (Welsh), and Pennsylvania (Flood), respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California. In Bracho, the Court in early October approved a final resolution of this matter.  The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania.  None of these matters has been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 5.                           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2012 or September 30, 2011.

NOTE 6.                           STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012 the Company paid $35.1 million or $0.24 per share in cash dividends compared to $30.9 million or $0.21 per share during the same period in 2011.  During the third quarter ended September 30, 2012, the Company did not repurchase any shares of its $1 par value common stock compared to 598,986 shares purchased at a weighted average price of $17.85 per share for the same period in 2011.  During the nine months ended September 30, 2012, the Company repurchased 781,781 shares of its $1 par value common stock at a weighted average price of $20.93 per share compared to 1,388,282 shares purchased at a weighted average price of $18.63 during the same period in 2011. Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012.  These authorizations enable the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit, resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 5.3 million additional shares may be purchased under the share repurchase program.

As more fully discussed in Note 13 of the Company’s notes to the consolidated financial statements in its 2011 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool.  At September 30, 2012 approximately 4.4 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date.

During the third quarter ended September 30, 2012, approximately 6,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 3,000 shares for the prior year quarter.  In total for the nine months ended September 30, 2012, approximately 32,000 shares of common stock were issued upon exercise of stock options by employees and approximately 56,000 shares of common stock were issued upon exercise of stock options by employees for the first nine months ended September 30, 2011.

Options activity outstanding under the Company’s stock option plan as of September 30, 2012 and changes during the nine months ended September 30, 2012, were as follows:

(in thousands except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33	$5.26	0.93	$553
Exercised	(32)	5.25
Outstanding at September 30, 2012	1	5.52	0.33	18
Exercisable at September 30, 2012	1	$5.52	0.33	$18

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and September 30, 2011 was $0.2 million each year, respectively. Exercise of options for the third quarter ended September 30, 2012 and 2011 resulted in cash receipts of less than $1 thousand and $19 thousand, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Time lapse restricted stock:
Pre-tax compensation expense	$2,376	$1,882	$7,125	$5,645
Tax benefit	(915)	(725)	(2,743)	(2,174)
Restricted stock expense, net of tax	$1,461	$1,157	$4,382	$3,471

The Company recognized a tax benefit of approximately $0.1 million and $4.4 million during the third quarters ended September 30, 2012 and 2011, respectively and approximately $3.0 million and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively, related to the amortization of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2012:

(in thousands except per share data)	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested Restricted Stock Units at December 31, 2011	2,686	$13.31
Forfeited	(69)	18.21
Vested	(627)	10.87
Granted	776	22.69
Unvested Restricted Stock Units at September 30, 2012	2,766	$16.37

At September 30, 2012 and December 31, 2011, the Company had $33.6 million and $24.4 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.2 years and 4.1 years, respectively.

NOTE 7.                           PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Interest and service cost	$2,337	$2,520	$7,011	$7,038
Expected return on plan assets	(2,961)	(3,016)	(8,883)	(8,367)
Amortization of net loss	632	450	1,896	834
Net periodic benefit gain/(loss)	$8	$(46)	$24	$(495)

During the nine months ended September 30, 2012 and 2011, the Company made contributions of $2.3 million and $4.8 million, respectively, to its defined benefit retirement plans (the “Plans”).  The Company made $4.9 million in contributions for the year ended December 31, 2011 and is considering making further contributions to the Plans of approximately $2.7 million during the fiscal year ending December 31, 2012.

NOTE 8.                           ACQUISITIONS

The Company made several acquisitions during the nine month periods ended September 30, 2012 and 2011, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $211.4 million and $211.0 million at September 30, 2012 December 31, 2011, respectively.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.9 million at September 30, 2012 and $9.6 million at December 31, 2011. The change in carrying amount is due to foreign currency translation.

The Company completed its most recent annual impairment analyses as of September 30, 2012.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $132.9 million as of September 30, 2012 and $137.5 million at December 31, 2011.  The carrying amount of customer contracts and other intangible assets in foreign countries was $5.9 million at September 30, 2012 and $6.5 million at December 31, 2011.

NOTE 9.                           SUBSEQUENT EVENTS

On October 23, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.12 per share both payable December 10, 2012 to stockholders of record at the close of business November 09, 2012

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 24, 2012, Rollins, Inc. reported its 26th consecutive quarter of improved operating earnings with net income of $32.2 million for the quarter ended September 30, 2012, as compared to $29.4 million for the prior year quarter, a 9.5% improvement. Revenues increased 5.0% to $340.2 million for the quarter as compared to $323.9 million for the prior year quarter.  Earnings for the quarter ended September 30, 2012 were $0.22 per diluted share, a 10% improvement over the $0.20 per diluted share reported the prior year quarter.

Rollins continues its solid financial performance generating $120.1 million in cash from operations year to date.

Results of Operations

Revenue

Revenues for the third quarter ended September 30, 2012 increased $16.3 million to $340.2 million or 5.0% compared to $323.9 million for the quarter ended September 30, 2011.  Revenues for the nine month period ended September 30, 2012 increased to $964.5 million or 5.3% compared to $916.0 million for 2011.

Commercial pest control approximated 42% of the Company’s revenues during the third quarter ended September 30, 2012 and increased 3.6% for the quarter compared to the quarter ended September 30, 2011 due to increases in average sales prices, improved salesman productivity and expanded service sales.  Commercial pest control revenues amounted to approximately 41% of the Company’s revenues during the first nine months ended September 30, 2012, and increased 3.3% compared to the same period in 2011.  The Company expanded it sales staff in the first quarter and has been favorably impacted with local sales increases, improvements in national account revenues and expanded service sales.

Residential pest control service, which approximated 42% of Rollins’ revenues during the third quarter ended September 30, 2012, increased 7.4% compared to the same period in 2011 due to the success of the Company’s marketing program increasing leads, sales and the annual price increase program.  Residential pest control revenues, which represented approximately 41% of the Company’s revenues during the first nine months ended September 30, 2012, increased 7.8% compared to the same period in 2011.  The contributors for growth in residential revenue consist of leads, pricing and retention which are all up for the year.

Termite service revenue, which is approximately 16% of Rollins’ business for the third quarter ended September 30, 2012, increased 1.9% compared to the same period in 2011.  Termite service revenue is more dependent on seasonality and new sales compared to pest control. As approximately half of termite service revenues are recurring, resulting from renewals and monitoring revenue. Termite service revenues, which are approximately 18% of the Company’s business for the first nine months ended September 30, 2012, increased 4.1% compared to the same period in 2011.

Foreign operations accounted for approximately 8% of total revenues during the third quarter and first nine months of 2012 and 2011, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues (in thousands)

	2012	2011	2010
First Quarter	$289,465	$271,643	$253,041
Second Quarter	334,872	320,436	298,803
Third Quarter	340,179	323,929	305,118
Fourth Quarter	N/A	289,056	279,928
Year ended December 31,	$ N/A	$1,205,064	$1,136,890

Cost of Services provided

Cost of services provided for the third quarter ended September 30, 2012 increased $5.4 million or 3.3% to $170.5 million, compared to the quarter ended September 30, 2011. Gross margin for the quarter increased to 49.9% for the third quarter 2012 versus 49.0% in the prior year quarter due to productivity improvements and more favorable claim development cost with regard to termite costs and litigation which were partially offset by higher casualty and medical costs.  For the nine months ended September 30, 2012, cost of services provided increased $18.9 million, or 4.1% compared to the nine months ended September 30, 2011. Gross margins year-to-date increased to 49.8% compared to prior year’s 49.2% due to favorable claim development cost with regard to termite costs and litigation.

Depreciation and Amortization

Depreciation and amortization expenses for the third quarter ended September 30, 2012 increased $0.1 million, an increase of 1.4%, decreasing to 2.8% of revenues from 2.9% the prior year.  For the nine months ended September 30, 2012, depreciation and amortization increased $1.0 million to $28.8 million, an increase of 3.7%, remaining unchanged at 3.0% of revenue.  The dollar increase for the quarter and year-to-date was primarily due to amortization related to acquisitions that occurred over the previous 12 months.

Sales, General and Administrative

Sales, general and administrative expenses for the third quarter ended September 30, 2012 increased $6.1 million or 6.0% to $108.5 million, and 31.9% of revenues, increasing from 31.6% in 2011.  The increase in cost as a percent of revenues is due to an increase in bad debt expense, increased medical costs and higher sales salaries.  For the nine months ended September 30, 2012, these expenses increased $13.8 million, or 4.7% to $309.4 and 32.1% of revenues, decreasing from 32.3% in the prior year period due to continued leveraging of administrative salaries in our call centers, reductions in professional services, offset in part by higher bad debt expense and increased medical costs.

Interest expense

Interest expense for the third quarter ended September 30, 2012 decreased to $19 thousand compared to $79 thousand for the third quarter ended September 30, 2011.  For the nine months ended September 30, 2012 interest expense was $90 thousand, a decrease of $359 thousand from $449 thousand for the nine months ended September 30, 2011.

Income Taxes

Income taxes for the third quarter ended September 30, 2012 increased $1.9 million or 10.7% to $19.5 million from $17.6 million reported third quarter 2011, and reflects increased pre-tax income over the prior year period.  The effective tax rate was 37.7% for the third quarter ended September 30, 2012 versus 37.4% for the third quarter ended September 30, 2011, primarily due to differences in state tax rates.  For the nine months ended September 30, 2012, income taxes increased to $53.2 million, a 12.4% increase from $47.3 million reported for the same period in 2011, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 37.6% for the nine months ended September 30, 2012 versus 37.4% for the nine month ended September 30, 2011 primarily due to differences in state tax rates.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $120.1 million for the nine months ended September 30, 2012, compared with cash provided by operating activities of $115.1 million for the same period in 2011.

The Company made contributions of $2.3 million and $4.8 million to its defined benefit retirement plans (the “Plans”) during the nine months ended September 30, 2012 and 2011, respectively.  The Company is considering making further contributions to the Plans of approximately $2.7 million during the fiscal year ending December 31, 2012.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2012.

The Company invested approximately $11.8 million in capital expenditures during the nine months ended September 30, 2012, compared to $13.4 million during the same period in 2011, and expects to invest approximately $7.0 million for the remainder of 2012. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the nine months ended September 30, 2012, the Company made expenditures for acquisitions totaling $10.5 million, compared to $9.3 million during the same period in 2011.  A total of $35.1 million was paid in cash dividends ($0.24 per share) during the first nine months of 2012, compared to $30.9 million or ($0.21 per share) during the same period in 2011.  On October 23, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.12 per share both payable December 10, 2012 to stockholders of record at the close of business November 09, 2012 to be funded with existing cash balances.  The Company’s balance sheet will remain strong and liquid following payment of this dividend and continue to support sales growth and allow it to pursue strategic opportunities to enhance shareholder value over the long term.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.  The Company repurchased 0.8 million shares during the first nine months of 2012 of its $1 par value common stock at a weighted average price of $20.93 compared to 1.4 million shares at a weighted average price of $18.63 during the first nine months of 2011.  In total, approximately 5.3 million additional shares may be repurchased under the Company’s share purchase program.  The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

Rollins’ balance sheets as of September 30, 2012 and December 31, 2011, includes short-term unearned revenues of $95.7 million and $85.6 million, respectively, representing approximately 8% and 7%, respectively, of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $93.7 million of total cash at September 30, 2012, is primarily cash held at various banking institutions. Approximately $35.3 million is held in cash accounts at international bank institutions and the remaining $58.4 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions will automatically be fully insured, without limit. This applies to all of our domestic accounts where we have balances.

On March 28, 2008, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175 million, which includes a $75 million letter of credit subfacility, and a $10 million swingline subfacility.  The Company had no outstanding borrowings under this credit facility as of September 30, 2012.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2012.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.;  Douglas F. Bracho, Jr. v. Orkin, Inc.;  Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class.  These cases originate in California, South Carolina (Welsh), and Pennsylvania (Flood), respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.  The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California.  In Bracho, the Court in early October approved a final resolution of this matter.  The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina.  The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania.  None of these matters has been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James

Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary.  For further discussion, see Note 4 to the accompanying financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2012 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                                   Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.                          Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2012 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans (2)
July 1 to 31, 2012	—	$—	—	5,298,183
August 1 to 31, 2012	1,430	23.40	—	5,298,183
September 1 to 30, 2012	—	—	—	5,298,183
Total	1,430	$23.40	—	5,298,183

(1)          Includes repurchases in connection with exercise of employee stock options in the following amount:  July 2012: 0; August 2012: 0; September 2012: 0.

(2)          On July 24, 2012, the Board of Directors announced that it had authorized the repurchase of 5.0 million shares of the Company’s common stock.  The authorization for the repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors.  Approximately 0.3 million shares authorized in the 2008 plan remain available to be purchased by the Company.  There were no other publicly announced plans as of September 30, 2012.

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

ROLLINS, INC.
(Registrant)

Date: October 26, 2012	By:	/s/Gary W. Rollins
Gary W. Rollins
Chief Executive Officer, President
and Chief Operating Officer
(Principal Executive Officer)

Date: October 26, 2012	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)