Form 10-K
period 2012-12-31
ROLLINS INC
filed 2013-02-27
CIK 84839

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2012 was $1,412,400,268 based on the reported last sale price of common stock on June 30, 2012, which is the last business day of the registrant's most recently completed second fiscal quarter.

Rollins, Inc. had 146,309,001 shares of Common Stock outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2012

PART I

Item 1.    Business

General

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is the world's largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

HomeTeam Pest Defense ("HomeTeam"), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company's total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico are included in Item 8 of this document, "Financial Statements and Supplementary Data" on pages 34 and 35. The Company's results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company's foreign operations.

Common Stock Repurchase Program

At the July 2012 Board of Directors' meeting, the Board authorized the purchase of 5.0 million shares of the Company's common stock. The authorized share repurchases are in addition to the Company's existing plan of which 298,183 shares remained available for repurchase as of July 24, 2012. During the years ended

December 31, 2012 and 2011, the Company repurchased 0.8 million and 1.5 million shares at a weighted average price of $20.93 and $18.68, respectively. In total, there are 5.3 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

	At December 31,
(in thousands)	2012	2011	2010

Backlog	$2,876	$2,781	$2,966

Orkin Franchises

The Company continues to expand its growth through Orkin's franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin's option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchise agreements also contain an optional buyback provision, however, the franchisee has the prior right of renewal of the agreement. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

	At December 31,
Franchises	2012	2011	2010

United States Franchises	57	58	56
International Franchises	22	18	16

Total Franchises	79	76	72

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

	Total Net Revenues
(in thousands)	2012	2011	2010

First Quarter	$289,465	$271,643	$253,041
Second Quarter	334,872	320,436	298,803
Third Quarter	340,179	323,929	305,118
Fourth Quarter	306,393	289,056	279,928

Year ended December 31,	$1,270,909	$1,205,064	$1,136,890

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. Rollins maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services and TruTech competes favorably with competitors as the world's largest pest and termite control company. The Company's competitors include Terminix, Ecolab and Rentokil.

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

Employees

The number of persons employed by the Company as of January 31, 2013 was approximately 10,500.

	At December 31,
	2012	2011	2010

Employees	10,470	10,112	10,088

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

The Company's Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In the Company's Management

The Company has elected the "Controlled Company" exemption under rule 303A of the New York Stock Exchange ("NYSE") Company Guide. The Company is a "Controlled Company" because a group that includes the Company's Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is the Vice Chairman and Chief Executive Officer, also a director of the Company and certain companies under their control, controls in excess of fifty percent of the Company's voting power. As a "Controlled Company," the Company need not comply with certain NYSE rules.

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

Item 3.    Legal Proceedings.

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc.;Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. These cases originate in California (Maciel and Bracho), South Carolina (Welsh), and Pennsylvania (Flood), respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California. In Bracho, the Court in early October approved a final resolution of this matter, and on October 15, 2012, it was dismissed. The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania. On October 26, 2012, the Court approved a settlement of the Flood case, and it was dismissed with prejudice. None of the remaining matters have been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al. The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of

North Carolina. The plaintiffs are seeking damages for breach of contract and negligence. The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller. The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio. The plaintiffs are seeking damages for breach of contract and negligence. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4    Mine Safety Disclosures.

Not applicable.

Item 4.A.    Executive Officers of the Registrant.

Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next Annual Meeting of Stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Company and their ages, offices within the Company, and the dates from which they have continually served in their present offices with the Company.

Name	Age	Office with Registrant	Date First Elected to Present Office

R. Randall Rollins (1)	81	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	68	Vice Chairman and Chief Executive Officer	7/24/2001
Harry J. Cynkus (3)	63	Senior Vice President, Chief Financial Officer and Treasurer	5/28/1998
John Wilson (4)	55	President and Chief Operating Officer	1/23/2013
Eugene Iarocci (5)	66	Vice President	2/22/2011
Bob Wanzer (6)	59	Vice President	2/22/2011
Tom Luczynski (7)	56	Secretary	5/4/2010

(1)
R. Randall Rollins and Gary W. Rollins are brothers.

(2)
Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.

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

(4)
John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Southeast Division president, Atlantic Division vice president and Central Commercial region manager. Mr. Wilson was elected President and Chief Operating Officer in January 2013.

(5)
Eugene Iarocci joined the Company in 2003 and has more than 20 years experience in multi-unit management with a number of service and manufacturing industries, including Union Carbide Corporation where he worked for 24 years. He has served as Region Manager in Louisiana, Division Vice President and President of Orkin's Atlantic Division. Mr. Iarocci currently serves as Rollins wholly-owned subsidiary, Orkin's President.

(6)
Bob Wanzer joined the Company with the acquisition of HomeTeam Pest Defense in 2008. He joined HomeTeam Pest Defense as President in 1998, became Chief Operating Officer in 2003 and CEO in 2007. Prior to joining HomeTeam, Mr. Wanzer served as Regional Vice President and Regional Manager of Tru-Green / Chemlawn. Previously, Mr. Wanzer was employed as Regional General Manager for Emery Worldwide, a national provider of domestic and international airfreight delivery services. In addition, he has served on the Boards of Directors for both the Professional Pest Management Alliance and the National Pest Management Association. Mr. Wanzer now serves as Rollins' Vice President of Independent Brands and Corporate Administration.

(7)
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company's common stock and dividends paid for each quarter in the years ended December 31, 2012 and 2011 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

	Stock Price		Dividends Paid Per Share		Stock Price		Dividends Paid Per Share
2012	High	Low		2011	High	Low

First Quarter	$23.04	$19.30	$0.08	First Quarter	$20.31	$18.29	$0.07
Second Quarter	$22.48	$20.03	$0.08	Second Quarter	$21.19	$18.87	$0.07
Third Quarter	$24.41	$22.08	$0.08	Third Quarter	$21.60	$16.51	$0.07
Fourth Quarter	$23.80	$21.42	$0.20	Fourth Quarter	$23.74	$17.30	$0.07

As of January 31, 2013, there were 2,056 holders of record of the Company's common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 23, 2013 the Board of Directors approved a quarterly cash dividend per common share of $0.09 payable March 8, 2013 to stockholders of record at the close of business February 8, 2013. On October 23, 2012, the Board of Directors declared a special year-end dividend of $0.12 per share payable December 10, 2012 to stockholders of record at the close of business November 09, 2012. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the years ended December 31, 2012 and 2011, the Company repurchased 0.8 million and 1.5 million shares at a weighted average price of $20.93 and $18.68, respectively. In total, there are 5.3 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans

October 1 to 31, 2012	—	$—	—	5,298,183
November 1 to 30, 2012	—	$—	—	5,298,183
December 1 to 31, 2012	—	$—	—	5,298,183

Total	—	$—	—	5,298,183

There were no repurchases of the Company's common stock during the fourth quarter ended December 31, 2012.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

Rollins, Inc., S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2007	2008	2009	2010	2011	2012

Rollins, Inc.	100.00	95.57	103.59	161.74	184.46	186.58
S&P 500	100.00	62.99	79.65	91.64	93.57	108.55
Peer Index	100.00	63.38	78.46	91.90	103.00	131.57

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

STATEMENT OF OPERATIONS DATA:

	Years ended December 31,
(in thousands except per share data)
	2012	2011	2010	2009	2008

Revenues	$1,270,909	$1,205,064	$1,136,890	$1,073,958	$1,020,564
Income Before Income Taxes	176,642	161,096	143,545	126,291	112,954
Net Income	111,332	100,711	90,002	83,984	68,934
Earnings Per Share – Basic:	0.76	0.69	0.61	0.56	0.46
Earnings Per Share – Diluted:	0.76	0.69	0.61	0.56	0.45
Dividends paid per share	0.44	0.28	0.24	0.19	0.17
OTHER DATA:
Net cash provided by operating activities	$141,919	$154,647	$124,053	$110,846	$90,744
Net cash used in investing activities	(42,693)	(29,154)	(47,645)	(26,562)	(166,717)
Net cash provided by (used in) financing activities	(80,989)	(99,427)	(65,497)	(89,753)	21,032
Depreciation	15,212	15,112	15,975	15,874	14,205
Amortization of intangible assets	23,443	22,391	20,433	21,295	19,238
Capital expenditures	$(19,040)	$(18,652)	$(13,036)	$(15,740)	$(14,815)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$205,992	$175,822	$151,021	$120,530	$116,838
Total assets	692,506	645,650	619,014	566,496	572,517
Line of credit	—	—	26,000	30,000	65,000
Stockholders' equity	$354,956	$323,997	$297,970	$264,566	$228,433
Number of shares outstanding at year-end	146,015	146,251	147,181	148,357	150,062

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

The Company

Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

	Years ended December 31,			% better/(worse) as compared to prior year
(in thousands)	2012	2011	2010	2012	2011

Revenues	$1,270,909	$1,205,064	$1,136,890	5.5%	6.0%
Cost of services provided	647,578	616,842	583,089	(5.0)	(5.8)
Depreciation and amortization	38,655	37,503	36,408	(3.1)	(3.0)
Sales, general and administrative	407,488	388,710	373,288	(4.8)	(4.1)
(Gain)/loss on sales/impairment of assets, net	(468)	405	123	215.6	229.3
Pension Settlement	1,000	—	—	N/M	N/M
Interest expense	14	508	437	97.2	(16.2)

Income before income taxes	176,642	161,096	143,545	9.7	12.2
Provision for income taxes	65,310	60,385	53,543	(8.2)	(12.8)

Net income	111,332	100,711	90,002	10.5	11.9

General Operating Comments

2012 marked the Company's 15th consecutive year of reporting improved results, with 2012 concluding with record revenues and profits. Last year (2012) the Company's revenue grew 5.5%, with growth in all lines of service.

Results of Operations—2012 Versus 2011

Overview

The Company's gross margin increased to 49.0% for 2012 from 48.8% in 2011. Sales, general and administrative expense decreased in 2012 to 32.1% of revenue versus 32.3% in 2011. The Company experienced a reduction in its depreciation and amortization margin to 3.0% in 2012 versus 3.1% in 2011. The Company had net income of $111.3 million in 2012 compared to $100.7 million in 2011, a 10.5% increase. Net profit margin improved to 8.8% in 2012 from 8.4% in 2011.

Revenues

Revenues for the year ended December 31, 2012 were $1.3 billion, an increase of $65.8 million or 5.5% from 2011 revenues of $1.2 billion. Commercial pest control represented approximately 41.0% of the Company's business in 2012 and grew 3.7% in 2012 due to increases in sales, bed bug revenues and an increase in the average sales price. Residential pest control represented approximately 41.0% of the Company's business and increased 8.0% driven by increased leads, closure and pricing as well as increased capture of TAEXX homebuilder installations and bed bug revenues. The Company's termite business, which represented approximately 18.0% of the Company's revenue, grew 4.0% in 2012 due to increases in ancillary service sales as well as the Company's expanded sales force and price increases.

The Company's foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2012 and 2011. The Company established new franchises in Mexico, China, Turks and Caicos Islands and Chile for a total of 22 and 18 international franchises at December 31, 2012 and 2011, respectively. Orkin had 79 and 76 total domestic and international franchises at December 31, 2012 and 2011, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2012 cost of services provided increased $30.8 million or 5.0%, compared to the twelve months ended December 31, 2011. Gross margin for the year was 49.0% for 2012 and 48.8% for 2011. While all costs increased during the year due to the Company's early 2012 and late 2011 acquisitions, insurance and claims expense increased but was partially offset by lower termite provision claims and telephone costs were down marginally due to cost controls, partially offset by higher personnel related costs including payroll taxes and group premiums.

Depreciation and Amortization

For the twelve months ended December 31, 2012, depreciation and amortization increased $1.2 million, or 3.1% compared to the twelve months ended December 31, 2011. The increase is due to amortization of intangible assets acquired in late 2011 and early 2012 partially offset by several intangible assets being fully amortized.

Sales, General and Administrative

For the twelve months ended December 31, 2012, sales, general and administrative (SG&A) expenses increased $18.8 million, or 4.8% compared to the twelve months ended December 31, 2011 representing 32.1% of revenues compared to 32.3% of revenues in the prior year. As a percentage of revenues, SG&A decreased due to reductions in professional services due to timing of projects and reduced salaries as a percentage of revenues as the Company continues to maximize efficiency in its workforce.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2012 was $14 thousand, a decrease of $0.5 million compared to $0.5 million in 2011 due to the pay-off of the remainder of the Company's outstanding borrowings in 2011.

Pension Settlement

Management terminated its wholly-owned subsidiary's (Waltham Services, LLC) salaried pension plan and recorded a settlement loss, which resulted in an additional expense of $1.0 million for the year ended December 31, 2012.

(Gain)/loss on Sales/Impairment of assets, Net

(Gain)/Loss on Sales/Impairment of assets, net increased to $0.5 million gain for the year ended December 31, 2012 compared to $0.4 million loss in 2011. The Company recognized gains from the sale of owned vehicles and property in Canada in 2012 while recognizing an impairment on software related to terminated projects for approximately $0.5 million in 2011.

Taxes

The Company's effective tax rate was 37.0% in 2012 compared to 37.5% in 2011, due primarily to differences in state tax rates.

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

Cost of Services Provided

For the twelve months ended December 31, 2011 cost of services provided increased $33.8 million or 5.8%, compared to the twelve months ended December 31, 2010. Gross margin for the year was 48.8% for 2011 and 48.7% for 2010. While all costs increased during the year due to the Company's 2010 acquisitions and fleet expenses were marginally better due to better routing and scheduling.

Depreciation and Amortization

For the twelve months ended December 31, 2011, depreciation and amortization increased $1.1 million, or 3.0% compared to the twelve months ended December 31, 2010. The increase is due to amortization of intangible assets acquired in 2010, partially offset by several assets being fully depreciated.

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

Taxes

The Company's effective tax rate was 37.5% in 2011 compared to 37.3% in 2010, due primarily to differences in state tax rates.

Liquidity and Capital Resources

Cash and Cash Flow

The Company's cash and cash equivalents at December 31, 2012, 2011, and 2010 were $65.1 million, $46.3 million and $20.9 million, respectively.

	Years ended December 31,
(in thousands)	2012	2011	2010

Net cash provided by operating activities	$141,919	$154,647	$124,053
Net cash used in investing activities	(42,693)	(29,154)	(47,645)
Net cash provided by (used in) financing activities	(80,989)	(99,427)	(65,497)
Effect of exchange rate changes on cash	570	(704)	498

Net increase in cash and cash equivalents	$18,807	$25,362	$11,409

Cash Provided by Operating Activities

The Company's operations generated cash of $141.9 million for the year ended December 31, 2012 primarily from net income of $111.3 million, compared with cash provided by operating activities of $154.6 million in 2011 and 124.1 million in 2010. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $5.2 million to the Rollins, Inc. and its wholly-owned subsidiaries' defined benefit retirement plans (the "Plans") during the year ended December 31, 2012 and $4.9 million and $5.2 million during the years ended December 31, 2011 and 2010, respectively, as a result of the Plans' funding status. The Company is considering making contributions to its Plans of approximately $5.0 million during fiscal 2013. In the opinion of management, additional Plan contributions will not have a material effect on the Company's financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $42.7 million on investing activities for the year ended December 31, 2012 compared to $29.2 million and $47.6 million during 2011 and 2010, respectively, and of that, invested approximately $19.0 million in capital expenditures during 2012 compared to $18.7 million and $13.0 million during 2011 and 2010, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $15.0 million and $20.0 million in 2013 in capital expenditures. During 2012, the Company's subsidiaries acquired several small companies totaling $25.0 million compared to $11.4 million in acquisitions during 2011 and $34.8 million in 2010. The expenditures for the Company's acquisitions were funded with cash on hand. The Company continues to seek new acquisitions.

Cash Provided by Financing Activities

The Company used cash of $81.0 million on financing activities for the year ended December 31, 2012 compared to $99.4 million and $65.5 million during 2011 and 2010, respectively. A total of $64.3 million was paid in cash dividends ($0.44 per share) during the year ended December 31, 2012 including a special dividend paid in December 2012 of $0.12 per share, compared to $41.1 million ($0.28 per share) during the year ended December 31, 2011 and $35.5 million ($0.24 per share) in 2010. The Company used $19.9 million to repurchase 0.9 million shares of its common stock at a weighted average price of $20.93 per share during 2012 compared to $30.2 million to purchase 1.5 million shares at an average price of $18.68 in 2011 and $29.7 million to purchase 1.9 million shares at a weighted average price of $13.95 in 2010. There are 5.3 million shares authorized remaining to be repurchased under prior Board approval.

The Company's $65.1 million of total cash at December 31, 2012, is primarily cash held at various banking institutions. Approximately $40.9 million is held in cash accounts at international bank institutions and the remaining $24.2 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions were automatically fully insured, without limit. This temporary unlimited insurance expired at the end of 2012 and has reverted to a $250,000 limit per bank.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. As of December 31, 2012, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $33.2 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins' domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2016, subject to optional annual extensions on the first three anniversaries of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an Interest Period of one (1), plus 1.0% per annum.

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR plus an additional amount, which varies between .75% and 1.00%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2012, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2012 and expects to maintain compliance throughout 2013.

Litigation

For discussion on the Company's legal contingencies, see note 12 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company's contractual obligations as of December 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Business combination related liabilities	$9,447	$6,531	$2,858	$58	$—
Non-cancelable operating leases	85,501	31,265	34,921	13,420	5,895
Unrecognized Tax Positions (1)	901	901	—	—	—

Total (2)	$95,849	$38,697	$37,779	$13,478	$5,895

(1)
These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2012. Uncertain tax positions of $0.7 million are not included due to the uncertainty of the final amount and settlement.

(2)
Minimum pension funding requirements are not included as funding will not be required. The Company is considering making contributions to its pension plans of approximately $5.0 million during 2013.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. Accruals for termite contracts are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

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

Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

At inception revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

All revenues are reported net of sales taxes.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 "Contingencies," Management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liabilities may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

Defined benefit pension plans—In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through June 2005. The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum in December 2012. The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan to the Company's financial statements. The Company accounts for these defined benefit plans in accordance with FASB ASC Topic 715 "Compensation-Retirement Benefits", and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company's expected benefit payments over the life of the plans is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.17% as of December 31, 2012 compared to 5.01% in 2011 and 5.51% in 2010. A lower discount rate increases the present value of benefit obligation.

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

As of December 31, 2012, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income decreased stockholders' equity by $15.4 million before tax and $9.5 million after tax.

New Accounting Standards

Recently issued accounting standards to be adopted in 2013

In December 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material effect on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This standard provides new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective as of the beginning of our 2013 fiscal year; we do not expect the new guidance to have an impact on the 2013 impairment test results.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02) to topic 220, Comprehensive Income. The guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013; we do not expect the new guidance to have a material effect on our financial statements.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the Company's belief that its levels of supplies will alleviate the potential short-term shortage in availability from its suppliers; management's belief that environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company's belief that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity; the Company's expectation to continue its payment of cash dividends; the adequacy of the

Company's resources and borrowings to fund operations and obligations; management's belief that any additional pension plan contributions will not have a material effect on the Company's financial position, results of operation or liquidity; the Company's projected 2013 capital expenditures; the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2013; the impact and amount of the Company's contractual obligations; management's expectations regarding termite claims and factors that impact future costs from those claims; the expected cost of termite renewals; the expected collectability of accounts receivable; expected tax consequences; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $33.2 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company's results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2012 based on criteria established in Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management's assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2012.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2012, and has also issued their report on the effectiveness of the Company's internal control over financial reporting, included in this report on page 32.

/s/ GARY W. ROLLINS Gary W. Rollins Vice Chairman and Chief Executive Officer	/s/ HARRY J. CYNKUS Harry J. Cynkus Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Rollins, Inc.

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Shareholders
Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 27, 2013

Item 8.    Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries

At December 31, (in thousands except share information)	2012	2011

ASSETS
Cash and cash equivalents	$65,082	$46,275
Trade receivables, net of allowance for doubtful accounts of $8,211 and $6,738, respectively	68,920	61,687
Financed receivables, short-term, net of allowance for doubtful accounts of $1,842 and $1,691, respectively	11,823	11,659
Materials and supplies	11,847	11,125
Deferred income taxes	33,338	31,272
Other current assets	14,982	13,804

Total Current Assets	205,992	175,822
Equipment and property, net	82,263	76,858
Goodwill	212,477	211,019
Customer contracts, net	113,400	108,348
Other intangible assets, net	28,389	29,178
Deferred income taxes	26,841	22,604
Financed receivables, long-term, net of allowance for doubtful accounts of $1,408 and $1,309, respectively	11,681	11,298
Other assets	11,463	10,523

Total Assets	$692,506	$645,650

LIABILITIES
Accounts payable	24,854	22,584
Accrued insurance	24,164	21,844
Accrued compensation and related liabilities	60,042	61,137
Unearned revenue	87,753	85,636
Other current liabilities	31,603	34,650

Total current liabilities	228,416	225,851
Accrued insurance, less current portion	31,283	27,516
Accrued pension	43,271	31,867
Long-term accrued liabilities	34,580	36,419

Total Liabilities	337,550	321,653

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, respectively, 146,015,082 and 146,250,934 shares issued, respectively	146,015	146,251
Paid-in-capital	45,156	36,554
Accumulated other comprehensive loss	(56,967)	(48,090)
Retained earnings	220,752	189,282

Total Stockholders' Equity	354,956	323,997

Total Liabilities and Stockholders' Equity	$692,506	$645,650

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands except per share data)	2012	2011	2010

REVENUES
Customer services	$1,270,909	$1,205,064	$1,136,890
COSTS AND EXPENSES
Cost of services provided	647,578	616,842	583,089
Depreciation and amortization	38,655	37,503	36,408
Sales, general and administrative	407,488	388,710	373,288
(Gain)/loss on sales/impairment of assets, net	(468)	405	123
Pension settlement loss	1,000	—	—
Interest expense	14	508	437

	1,094,267	1,043,968	993,345

INCOME BEFORE INCOME TAXES	176,642	161,096	143,545

PROVISION FOR INCOME TAXES
Current	67,180	59,601	51,468
Deferred	(1,870)	784	2,075

	65,310	60,385	53,543

NET INCOME	$111,332	$100,711	$90,002

INCOME PER SHARE – BASIC	$0.76	$0.69	$0.61

INCOME PER SHARE – DILUTED	$0.76	$0.69	$0.61

Weighted average shares outstanding – basic	146,299	146,882	148,030
Weighted average shares outstanding – diluted	146,306	146,946	148,231
DIVIDENDS PAID PER SHARE	$0.44	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2012	2011	2010

NET INCOME	$111,332	$100,711	$90,002

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	656	(708)	826
Pension and other postretirement benefit plans	(9,533)	(14,892)	(1,189)

Other comprehensive loss	(8,877)	(15,600)	(363)

Comprehensive earnings	$102,455	$85,111	$89,639

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Rollins, Inc. and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Paid- In-Capital		Retained Earnings
(In thousands)	Shares	Amount				Total

Balance at December 31, 2009	148,357	$148,357	$22,655	$(32,127)	$125,681	$264,566

Net Income					90,002	90,002
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(1,189)		(1,189)
Foreign Currency Translation Adjustments				826		826
Cash Dividends					(35,521)	(35,521)
Common Stock Purchased (1)	(1,889)	(1,889)			(24,463)	(26,352)
Stock Compensation	594	594	7,153		(209)	7,538
Employee Stock Buybacks and Common Stock Options Exercised	119	119	(3,177)		(27)	(3,085)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			1,185			1,185

Balance at December 31, 2010	147,181	$147,181	$27,816	$(32,490)	$155,463	$297,970

Net Income					100,711	100,711
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(14,892)		(14,892)
Foreign Currency Translation Adjustments				(708)		(708)
Cash Dividends					(41,110)	(41,110)
Common Stock Purchased (1)	(1,458)	(1,458)			(25,782)	(27,240)
Stock Compensation	595	595	6,960			7,555
Employee Stock Buybacks and Common Stock Options Exercised	(67)	(67)	(2,838)			(2,905)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			4,616			4,616

Balance at December 31, 2011	146,251	$146,251	$36,554	$(48,090)	$189,282	$323,997

Net Income					111,332	111,332
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(9,533)		(9,533)
Foreign Currency Translation Adjustments				656		656
Cash Dividends					(64,282)	(64,282)
Common Stock Purchased (1)	(782)	(782)			(15,580)	(16,362)
Stock Compensation	684	684	8,810			9,494
Employee Stock Buybacks and Common Stock Options Exercised	(138)	(138)	(3,439)			(3,577)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			3,231			3,231

Balance at December 31, 2012	146,015	$146,015	$45,156	$(56,967)	$220,752	$354,956

(1)
Charges to Retained Earnings are from purchases of the Company's Common Stock and its three-for-two stock split effective 12/10/2010.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries

Years ended December 31, (in thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net Income	$111,332	$100,711	$90,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,655	37,503	36,408
Pension Settlement	1,000	—	—
Provision for deferred income taxes	(1,870)	784	2,075
Stock based compensation expense	9,494	7,555	7,538
(Gain)/loss on sales/impairments of assets, net	(468)	405	123
Excess tax benefits from share-based payments	(3,231)	(2,367)	(1,185)
Provision for bad debts	11,095	8,879	8,641
Other, net	(113)	(762)	(844)
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(16,438)	(10,663)	(13,977)
Financed receivables	(1,453)	(1,855)	(1,097)
Materials and supplies	(655)	837	(1,391)
Other current assets	(1,469)	5,457	(8,197)
Other non-current assets	286	1,894	(1,473)
Accounts payable and accrued expenses	(2,175)	5,695	11,273
Unearned revenue	1,935	(59)	(2,516)
Accrued insurance	6,087	3,487	4,398
Accrued pension	(5,203)	(4,900)	(5,176)
Long-term accrued liabilities	(4,890)	2,046	(549)

Net cash provided by operating activities	141,919	154,647	124,053

INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(25,030)	(11,410)	(34,764)
Purchase of equipment and property	(19,040)	(18,652)	(13,036)
Cash from sales of franchises	322	149	148
Proceeds from sales of assets	1,055	759	7

Net cash used in investing activities	(42,693)	(29,154)	(47,645)

FINANCING ACTIVITIES
Payments on line of credit borrowings	—	(26,000)	(4,000)
Cash paid for common stock purchased	(19,938)	(30,215)	(29,692)
Dividends paid	(64,282)	(41,110)	(35,521)
Book overdrafts in bank accounts	—	(4,500)	2,500
Proceeds received upon exercise of stock options	—	69	255
Principal payments on capital lease obligations	—	(38)	(224)
Excess tax benefits from share-based payments	3,231	2,367	1,185

Net cash used in financing activities	(80,989)	(99,427)	(65,497)

Effect of exchange rate changes on cash	570	(704)	498

Net increase in cash and cash equivalents	18,807	25,362	11,409
Cash and cash equivalents at beginning of year	46,275	20,913	9,504

Cash and cash equivalents at end of year	$65,082	$46,275	$20,913

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$123	$248
Cash paid for income taxes, net	$62,998	$51,983	$60,101

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $(15.4) million, $(24.5) million, and $(1.9) million in 2012, 2011, and 2010, respectively.

Business Combinations—There were $3.0 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2012, 2011 $0.8 and $10.7 million for 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010, Rollins, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the "Company") was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with domestic franchises and international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

Orkin, LLC ("Orkin"), a wholly-owned subsidiary of the Company founded in 1901, is the world's largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States.

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

HomeTeam Pest Defense ("HomeTeam"), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. The Company's results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 27, 2013, there were no subsequent events that would affect the Company's financial statements.

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

Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

At inception revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

All revenues are reported net of sales taxes.

The Company's foreign operations accounted for approximately 8% of revenues for each of the years ended December 31, 2012, 2011 and 2010.

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

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company's receivables are due from pest control and termite services in the United States and selected international locations. The Company's allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company's established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2012, 2011 and 2010. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

	Years ended December 31,
(in thousands)	2012	2011	2010

Advertising	$48,909	$46,081	$43,119

Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

The Company's $65.1 million of total cash at December 31, 2012, is primarily cash held at various banking institutions. Approximately $40.9 million is held in cash accounts at international bank institutions and the remaining $24.2 million is primarily held in non-interest-bearing accounts at various domestic banks. In July 2010, President Obama signed into law the Dodd-Frank Act, which again led to changes in FDIC deposit guarantees. Beginning January 1, 2011 and lasting through December 31, 2012, all funds held in noninterest-bearing transaction accounts at insured depository institutions were automatically fully insured, without limit. This temporary unlimited insurance expired at the end of 2012 and has reverted to a $250,000 limit per bank.

	At December 31,
(in thousands)	2012	2011

Cash held in foreign bank accounts	$40,933	$24,089

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2012 and 2011. See note 13 for further details.

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

	Years ended December 31,
(in thousands)	2012	2011	2010

Depreciation	$15,212	$15,112	$15,975

Goodwill and Other Intangible Assets—In accordance with FASB ASC Topic 350, "Intangibles—Goodwill and other", the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and

(3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is lower than its carrying value, then the Company will compare the implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset's carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2012. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company's business practices. However, it is not possible to precisely predict future significant claims. An accrual for termite contracts is included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 "Contingencies," Management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company's financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company's consolidated statements of financial position.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Twelve Months End December 31,
	2012	2011	2010

Net income	$111,332	$100,711	$90,002
Less: Dividends paid
Common Stock	(63,120)	(40,383)	(34,871)
Restricted shares of common stock	(1,162)	(727)	(650)

Undistributed earnings for the period	$47,050	$59,601	$54,481

Allocation of undistributed earnings:
Common stock	$46,150	$58,497	$53,419
Restricted shares of common stock	900	1,104	1,062
Diluted allocation of undistributed earnings:
Common stock	$46,150	$58,498	$53,421
Restricted shares of common stock	900	1,103	1,060
Basic shares outstanding:
Common stock	143,499	144,162	145,145
Restricted shares of common stock	2,800	2,720	2,885

	146,299	146,882	148,030

Diluted shares outstanding:
Common stock	143,499	144,162	145,145
Dilutive effect of stock options	7	64	201

	143,506	144,226	145,346
Restricted shares of common stock	2,800	2,720	2,885

	146,306	146,946	148,231

Basic earnings per share
Common stock:
Distributed earnings	$0.44	$0.28	$0.24
Undistributed earnings	0.32	0.41	0.37

	$0.76	$0.69	$0.61

Restricted shares of common stock
Distributed earnings	$0.42	$0.27	$0.23
Undistributed earnings	0.32	0.41	0.37

	$0.74	$0.68	$0.60

Total shares of common stock
Distributed earnings	$0.44	$0.28	$0.24
Undistributed earnings	0.32	0.41	0.37

	$0.76	$0.69	$0.61

Diluted earning per share:
Common stock:
Distributed earnings	$0.44	$0.28	$0.24
Undistributed earnings	0.32	0.41	0.37

	$0.76	$0.69	$0.61

Restricted shares of common stock
Distributed earnings	$0.42	$0.27	$0.23
Undistributed earnings	0.32	0.41	0.37

	$0.74	$0.68	$0.60

Total shares of common stock
Distributed earnings	$0.44	$0.28	$0.24
Undistributed earnings	0.32	0.41	0.37

	$0.76	$0.69	$0.61

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

Franchising Program—Rollins' wholly-owned subsidiary, Orkin, had 57, 58 and 56 domestic franchises as of December 31, 2012, 2011 and 2010, respectively. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises were $5.1 million at December 31, 2012 and $4.7 million at December 31, 2011. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized net gains of $0.5 million, $0.8 million and $1.1 million and for the years ended December 31, 2012, 2011 and 2010, respectively for the sale of customer contracts. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees were $3.0 million, $2.9 million and $2.5 million at December 31, 2012, 2011 and 2010, respectively.

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 "Franchisor Revenue Recognition," as revenues are earned on a monthly basis. Revenue from franchises was $3.7 million for the year ended December 31, 2012 and $3.4 million for each of the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, 2011 and 2010, Orkin had 22, 18 and 16 international franchises, respectively. Orkin's international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company's maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises was $2.1 million, $1.8 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

New Accounting Standards

Recently issued accounting standards to be adopted in 2013

In December 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material effect on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This standard provides new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective as of the beginning of our 2013 fiscal year; we do not expect the new guidance to have an impact on the 2013 impairment test results.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02) to topic 220, Comprehensive Income. The guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013; we do not expect the new guidance to have a material effect on our financial statements.

2.     ACQUISITIONS

The Company has made several acquisitions that are not material individually or in total to the Company's consolidated financial statements during the years ended December 31, 2012, 2011 and 2010.

3.     DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. As of December 31, 2012, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $33.2 million in letters of credit. These letters of credit are required by the Company's fronting insurance companies and/or certain states, due to the Company's self-insured status, to secure various workers' compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins' domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2016, subject to optional annual extensions on the first three anniversaries of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

  •
  the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an Interest Period of one (1), plus 1.0% per annum.

  •
  with respect to any Eurodollar borrowings, Adjusted LIBOR plus an additional amount, which varies between .75% and 1.00%, based upon Rollins' then-current debt-to-EBITDA ratio. As of December 31, 2012, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2012 and expects to maintain compliance throughout 2013.

4.     TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

	Years ended December 31,
(in thousands)	2012	2011

Gross Trade Receivables, short-term	$77,131	$68,425
Allowance for Doubtful Accounts	(8,211)	(6,738)

Net Trade Receivables	$68,920	$61,687

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.     FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company's credit risk is generally low with a large number of entities comprising Rollins' customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual's beacon/credit bureau score. Rollins requires potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual's credit score the Company may accept with 100% financing, require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

	Years ended December 31,
(in thousands)	2012	2011

Gross Financing Receivables, short-term	$13,665	$13,350
Gross Financing Receivables, long-term	13,089	12,607
Allowance for Doubtful Accounts	(3,250)	(3,000)

Net Financing Receivables	$23,504	$22,957

Total financing receivables, net were $23.5 million and $23.0 million at December 31, 2012 and December 31, 2011, respectively. Financing receivables are charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Charge-offs as a percentage of average financing receivables were 2.6%, 3.0% and 4.0% for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2012, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

Included in financing receivables are notes receivable from franchise owners. These notes are low risk as the repurchase of these franchises is guaranteed by the Company's wholly-owned subsidiary, Orkin, LLC, and the repurchase price of the franchise is currently estimated and have historically been well above the receivable due from the franchise owner.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $11.7 million and $11.3 million at December 31, 2012 and 2011, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows:

(in thousands)	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011

Balance, beginning of period	$3,000	$2,700
Additions to allowance	906	977
Deductions, net of recoveries	(656)	(677)

Balance, end of period	$3,250	$3,000

The following is a summary of the past due financing receivables as of:

(in thousands)	December 31, 2012	December 31, 2011

30 - 59 days past due	$563	$590
60 - 89 days past due	190	183
90 days or more past due	331	450

Total	$1,084	$1,223

Percentage of period-end gross financing receivables

	December 31, 2012	December 31, 2011

Current	95.9%	95.3%
30 - 59 days past due	2.1%	2.3%
60 - 89 days past due	0.7%	0.7%
90 days or more past due	1.3%	1.7%

Total	100.0%	100.0%

6.     EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

	December 31,
(in thousands)	2012	2011

Buildings	$45,527	$43,842
Operating Equipment	79,411	70,932
Furniture and Fixtures	12,479	11,809
Computer Equipment and Systems	54,501	52,275

	191,918	178,858
Less—Accumulated Depreciation	(134,368)	(125,667)

	57,550	53,191
Land	24,713	23,667

Net equipment and property	$82,263	$76,858

Included in equipment and property, net at December 31, 2012 and 2011, are fixed assets held in foreign countries of $2.3 million, and $2.6 million, respectively.

Total depreciation expense was approximately $15.2 million in 2012, $15.1 million in 2011 and $16.0 million in 2010.

7.     FAIR VALUE MEASUREMENT

The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in note 13.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2012.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$50	$50	$—	$—

Total	$50	$50	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2011.

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$37	$37	$—	$—
Available for sale securities	287	287	—	—

Total	$324	$324	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

The marketable securities classified as available-for-sale and the securities held in the deferred compensation plan are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

At December 31, 2012 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $36.6 million. The cash surrender value of these life insurance policies had a net realizable value of $11.2 million and $9.8 million at December 31, 2012 and 2011, respectively. The total deferred compensation plan assets, recorded in other assets on the Company's consolidated statements of financial position, were $11.3 million and $10.1 million at December 31, 2012 and 2011, respectively.

8.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $212.5 million as of December 31, 2012 and $211.0 million as of December 31, 2011. Goodwill increased for the year ended December 31, 2012 due primarily to acquisitions. The carrying amount of goodwill in foreign countries was $9.8 million as of December 31,

2012 $9.6 million as of December 31, 2011. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2012 and 2011 are as follows:

(in thousands)

Goodwill as of December 31, 2010	$210,779
Goodwill acquired	429
Goodwill adjustments due to currency translation	(189)

Goodwill as of December 31, 2011	$211,019
Goodwill acquired	1,237
Goodwill adjustments due to currency translation	221

Goodwill as of December 31, 2012	$212,477

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

	December 31,
(in thousands)	2012	2011

Customer contracts	$217,384	$227,281
Less: Accumulated amortization	(103,984)	(118,933)

Customer contracts, net	$113,400	$108,348

The carrying amount of customer contracts in foreign countries was $5.4 million as of December 31, 2012 and $6.3 million as of December 31, 2011.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2012	2011

Other intangible assets	$35,515	$41,702
Less: Accumulated amortization	(7,126)	(12,524)

Other intangible assets, net	$28,389	$29,178

Included in the table above are trademarks and tradenames of $15.3 million and $15.7 million at December 31, 2012 and 2011, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets $12.6 million and $14.4 million at December 31, 2012 and 2011, respectively.

	December 31,
(in thousands)	2012	2011

Customer contracts, net	$113,400	$108,348
Other intangible assets, net	28,389	29,178

Customer Contracts and other intangible assets, net	$141,789	$137,526

Total amortization expense was approximately $23.4 million in 2012, $22.4 million in 2011 and $20.4 million in 2010.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)

2013	$24,478
2014	$21,497
2015	$18,846
2016	$16,080
2017	$14,444

10.   INCOME TAXES

The Company's income tax provision consisted of the following:

	December 31,
(in thousands)	2012	2011	2010

Current:
Federal	$54,815	$48,505	$40,250
State	8,717	7,723	8,494
Foreign	3,648	3,373	2,724
Deferred:
Federal	(2,326)	191	2,355
State	484	528	625
Foreign	(28)	65	(905)

Total income tax provision	$65,310	$60,385	$53,543

The primary factors causing income tax expense to be different than the federal statutory rate for 2012, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2012	2011	2010

Income tax at statutory rate	$61,825	$56,384	$50,241
State income tax expense (net of federal benefit)	5,835	5,477	4,688
Foreign tax benefit	(2,560)	(2,109)	(1,804)
Other	210	633	418

Total income tax provision	$65,310	$60,385	$53,543

The provision for income taxes resulted in an effective tax rate of 37.0% on income before income taxes for the year ended December 31, 2012. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes.

For 2011 and 2010 the effective tax rate was 37.5% and 37.3%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes.

During 2012, 2011 and 2010, the Company paid income taxes of $63.0 million, $52.0 million and $60.1 million, respectively, net of refunds.

The Company had state and federal income taxes receivable totaling $5.2 million and $6.3 million at December 31, 2012 and 2011, respectively, included in other current assets.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011

Deferred tax assets:
Termite Accrual	$2,288	$3,068
Insurance and Contingencies	25,841	23,752
Unearned Revenues	14,413	13,988
Compensation and Benefits	11,984	11,484
Net Pension Liability	16,703	12,333
State and Foreign Operating Loss Carryforwards	9,838	8,981
Bad Debt Reserve	3,703	3,135
Other	1,384	1,605
Valuation allowance	(2,096)	(1,646)

Total Deferred Tax Assets	84,058	76,700

Deferred tax liabilities:
Depreciation and Amortization	(6,554)	(7,097)
Foreign Currency Translation	(3,606)	(3,200)
Intangibles and Other	(13,719)	(12,527)

Total Deferred tax Liabilities	(23,879)	(22,824)

Net Deferred Tax Assets	$60,179	$53,876

Analysis of the valuation allowance:

	December 31,
(in thousands)	2012	2011

Valuation allowance at beginning of year	$1,646	$810
Increase/(decrease) in valuation allowance	450	836

Valuation allowance at end of year	$2,096	$1,646

As of December 31, 2012, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $207.0 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2013 and 2028. Management believes that it is unlikely to be able to utilize approximately $10.0 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.5 million due to the foreign net operating losses.

Earnings from continuing operations before income tax includes foreign income of $13.0 million in 2012, $11.0 million in 2011 and $7.8 million in 2010. During December 2009, the international subsidiaries remitted their earnings to the Company in the form of a one-time dividend. In the future the Company intends to reinvest indefinitely the undistributed earnings of non-U.S. subsidiaries. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The total amount of unrecognized tax benefits at December 31, 2012 that, if recognized, would affect the effective tax rate is $1.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2012	2011

Balance at Beginning of Year	$2,009	$2,566
Additions based on tax positions related to current year	45	43
Additions for tax positions of prior years	332	511
Reductions for tax positions of prior years	(344)	(988)
Settlements	(322)	(123)
Expiration of statute of limitation	(139)	—

Balance at End of Year	$1,581	$2,009

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

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing state audits. It is expected that certain state audits will be completed in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.9 million. None of the reductions in the liability for unrecognized tax benefits due to settlements discussed above will affect the effective tax rate.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively. During 2012, 2011 and 2010 the Company recognized interest and penalties of $0.1 million, $0.3 million and $0.9 million, respectively.

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

A reconciliation of changes in the accrual for termite contracts for the years ended December 31, 2012 and 2011 as follows:

	December 31,
(in thousands)	2012	2011

Beginning balance	$10,300	$8,925
Current year provision	2,856	5,619
Settlements, claims, and expenditures	(4,856)	(4,244)

Ending balance	$8,300	$10,300

The accrual for termite contracts is included in other current liabilities, $3.3 million and $3.7 million at December 31, 2012 and 2011, respectively and long-term accrued liabilities, $5.0 million and $6.6 million at December 31, 2012 and 2011, respectively on the Company's consolidated statements of financial position.

12.   COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating and capital leases, some of which contain escalation clauses. The capital leases contractually expired at various dates through 2011. The assets and liabilities acquired under capital leases are recorded at the lower of fair market value or the present value of future lease payments, and are depreciated over the actual contract term. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. Following is a summary of property held under capital leases:

(in thousands)	2012	2011

Vehicles	$—	$862
Expirations & Disposals	—	(19)
Accumulated Depreciation	—	(843)

Total property held under capital leases	$—	$—

The remainder of the leases are accounted for as operating leases expiring at various dates through 2028:

	Years ended December 31,
(in thousands)	2012	2011	2010

Rental Expense	$48,511	$45,958	$43,135

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases

2013	$31,265
2014	21,352
2015	13,569
2016	8,260
2017	5,160
Thereafter	5,895

Total minimum obligation	$85,501

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary. The subsidiaries are actively contesting these actions. Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.; Douglas F. Bracho, Jr. v. Orkin, Inc.; Jennifer M. Welsh et al. v. Orkin, LLC, et al.: and Jennifer Thompson and Janet Flood v. Philadelphia Management Company, Parkway Associated, Parkway House Apartments, Barbara Williams, and Western Pest Services) in which the plaintiffs are seeking certification of a class. These cases originate in California (Maciel and Bracho), South Carolina (Welsh), and Pennsylvania (Flood), respectively. The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California. The Bracho lawsuit, a matter related to payroll deductions for use of Company vehicles, was filed in the Superior Court of Orange County, California. In Bracho, the Court in early October approved a final resolution of this matter, and on October 15, 2012, it was dismissed. The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina. The Flood lawsuit, a bed bug service related matter filed by residents of an apartment complex, was filed in the Court of Common Pleas of Philadelphia County, Pennsylvania. On October 26, 2012, the Court approved a settlement of the Flood case, and it was dismissed with prejudice. None of the remaining matters have been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al. The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina. The plaintiffs are seeking damages for breach of contract and negligence. The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller. The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio. The plaintiffs are seeking damages for breach of contract and negligence. The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity. Environmental remediation is reported on a non-discounted basis.

13.   EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the "Plans") covering employees meeting certain age and service requirements. The Plans provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $5.2 million, $4.9 million and $5.2 million to the Plans during the years ended December 31, 2012, 2011 and 2010, respectively.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005. In 2012 the Plan was amended to allow certain vested terminated participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $13,500, or an annuity starting date of December 1, 2012. In total $4.7 million was paid by the Plan during the year ended December 31, 2012 under this program.

The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum in December 2012. The total payout by the plan was either in the form of lump sum payments (including rollovers) or annuities. Active employees were eligible to roll their balances into the Rollins 401(k) Plan. The Annuities were purchased through Principle. The total amount disbursed to terminate the plan totaled $4.0 million.

The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company's financial statements. The Company accounts for these defined benefit plans in accordance with FASB ASC Topic 715 "Compensation- Retirement Benefits", and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

	December 31,
(in thousands)	2012	2011

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$196,911	$183,972
Pension plans acquired upon acquisitions of companies	—	—
Service cost	100	158
Interest cost	9,622	9,879
Actuarial (gain) loss	21,541	12,205
Benefits paid	(17,359)	(8,793)
Liability gain due to curtailment	—	(510)

Accumulated Benefit obligation at end of year	210,815	196,911
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	165,044	171,457
Actual return on plan assets	14,656	(2,520)
Employer contribution	5,203	4,900
Benefits paid	(17,359)	(8,793)

Fair value of plan assets at end of year	167,544	165,044

Funded status	$(43,271)	$(31,867)

Amounts Recognized in the Statement of Financial Position consist of:

	December 31,
(in thousands)	2012	2011

Noncurrent liabilities	$(43,271)	$(31,867)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

	December 31,
(in thousands)	2012	2011

Net actuarial loss	$102,419	$87,035

The accumulated benefit obligation for the defined benefit pension plans were $210.8 million and $196.9 million at December 31, 2012 and 2011, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax increases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $(15.4) million, $(24.5) million and $(1.9) million in 2012, 2011 and 2010, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

	December 31,
	2012	2011	2010

ACCUMULATED BENEFIT OBLIGATION
Discount rate	4.17%	5.01%	5.51%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	5.01%	5.51%	6.01%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, for fiscal year's 2012, 2011 and 2010 the Company utilized a yield curve analysis.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

	Pension Benefits
(in thousands)	2012	2011	2010

Net Periodic Benefit Cost
Service cost	$100	$158	$86
Interest cost	9,622	9,879	9,514
Expected return on plan assets	(12,106)	(12,080)	(11,437)
Amortization of net loss	3,606	1,800	1,115

Net periodic loss/(benefit)	$1,222	$(243)	$(722)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Pretax loss	$18,991	$26,297	$3,048
Amortization of net loss	(3,606)	(1,800)	(1,115)

Total recognized in other comprehensive income	15,385	24,497	1,933

Total recognized in net periodic benefit cost and other comprehensive income	$16,607	$24,254	$1,211

The Company does not expect to amortize a net gain or loss in 2013. At December 31, 2012 and 2011, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $26.6 million and $34.1 million at December 31, 2012 and 2011, respectively.

The Plans' weighted average asset allocation at December 31, 2012 and 2011 by asset category, along with the target allocation for 2013, are as follows:

	Target allocations for	Percentage of plan assets as of December 31,
Asset category	2013	2012	2011

Cash and cash equivalents	0% – 5%	0.2%	0.6%
Equity securities—Rollins stock	10% – 20%	15.9%	20.6%
Domestic equity—all other	20% – 30%	13.0%	12.7%
Global equity	10% – 20%	12.5%	11.4%
International equity	10% – 20%	13.6%	11.6%
Debt securities—core fixed income	15% – 50%	17.1%	18.9%
Tactical composite	10% – 20%	12.5%	12.5%
Real estate	0% – 10%	7.7%	4.3%
Real return	0% – 10%	7.5%	7.4%
Other	0% – 5%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical—maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $5.0 million during fiscal 2013.

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

The following table presents our plan assets using the fair value hierarchy as of December 31, 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

		Total	Level 1	Level 2	Level 3

(1)	Cash and Cash Equivalents	$289	$289	$—	$—
(2)	Fixed Income Securities	28,624	—	28,624	—
	Domestic Equity Securities		—	—	—
	Rollins, Inc. Stock	26,644	26,644	—	—
	Other Securities	21,779	21,779	—	—
	Global Equity Securities	20,990	20,990	—	—
(3)	International Equity Securities	22,758	10,805	11,953	—
(4)	Tactical Composite	21,026	—	21,026	—
(5)	Real Estate	12,890	—	—	12,890
(6)	Real Return	12,544	—	12,544	—

	Total	$167,544	$80,507	$74,147	$12,890

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Total	Level 1	Level 2	Level 3

(1)	Cash and Cash Equivalents	$918	$918	$—	$—
(2)	Fixed Income Securities	31,167	—	31,167	—
	Domestic Equity Securities		—	—	—
	Rollins, Inc. Stock	34,050	34,050	—	—
	Other Securities	21,032	21,032	—	—
	Global Equity Securities	18,751	18,751	—	—
(3)	International Equity Securities	19,120	9,316	9,804	—
(4)	Tactical Composite	20,680	—	20,680	—
(5)	Real Estate	7,092	—	—	7,092
(6)	Real Return	12,234	—	12,234	—

	Total	$165,044	$84,067	$73,885	$7,092

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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012.

	Balance at December 31, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2012

Real Estate	$7,092	$997	$4,801	$—	$12,890

Total	$7,092	$997	$4,801	$—	$12,890

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011.

	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to/ (Out of) Level 3	Balance at December 31, 2011

Real Estate	$6,248	$844	$—	$—	$7,092
Alternative Investments	1,423	(11)	(1,412)	—	—

Total	$7,671	$833	$(1,412)	$—	$7,092

The estimated future benefit payments over the next ten years are as follows:

(in thousands)

2013	$8,922
2014	9,578
2015	10,230
2016	10,705
2017	11,176
Thereafter	61,743

Total	$112,354

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan that is available to a majority of the Company's full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant's contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $7.7 million for the year ended December 31, 2012 and $7.0 million for each of the years ended December 31, 2011 and 2010. At December 31, 2012, 2011 and 2010 approximately, 32.5%, 35.5% and 35.1%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $53 thousand in 2012, $42 thousand in 2011 and $52 thousand in 2010.

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

At December 31, 2012 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $36.6 million. The cash surrender value of these life insurance policies were worth $11.2 million and $9.8 million at December 31, 2012 and 2011, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)

2013	$840
2014	1,306
2015	1,348
2016	1,588
2017	1,517

Total	$6,599

Total expense/(income) related to deferred compensation was $338 thousand, $218 thousand and $130 thousand in 2012, 2011, and 2010, respectively. The Company had $11.3 million and $10.1 million in deferred compensation assets as of December 31, 2012 and 2011, respectively, included within other assets on the Company's consolidated statements of financial position and $11.1 million and $9.8 million in deferred compensation liability as of December 31, 2012 and 2011, respectively, located within long-term accrued liabilities on the Company's consolidated statements of financial position. The amounts of assets were marked to fair value.

14.   STOCK-BASED COMPENSATION

Stock Compensation Plans

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company's Employee Stock Incentive Plan.

Stock Options

The Company's stock options generally vest over a five-year period and expire ten years from the issuance date. For the year ended December 31, 2012, the Company issued approximately 32 thousand shares of common stock upon exercise of stock options by employees and issued 0.1 million shares in 2011.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

Option activity under the Company's stock option plan as of December 31, 2012, 2011 and 2010 and changes during the year ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	653	$4.67	2.44	$5,348
Exercised	(517)	4.67

Outstanding at December 31, 2010	136	4.66	1.59	2,056
Exercised	(103)	4.48

Outstanding at December 31, 2011	33	$5.26	0.93	$553

Exercised	(32)	5.25

Outstanding at December 31, 2012	1	$5.52	0.08	$17

Exercisable at December 31, 2012	1	$5.52	0.08	$17

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

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $1.7 million and $5.2 million, respectively. Exercise of options during the years ended December 31, 2012, 2011 and 2010 resulted in cash receipts of less than $1 thousand, $0.1 million and $0.3 million, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

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

The Company issued time lapse restricted shares of 0.8 million, 0.7 million and 0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2012, approximately 4.5 million shares of the Company's common stock were reserved for issuance. In accordance with FASB ASC Topic 718, "Compensation—Stock Compensation," the Company uses the modified prospective application method of adoption, which requires the Company to record compensation cost, related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value and recognized on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

	Twelve months ended December 31,
	2012	2011	2010

Time Lapse Restricted Stock:
Pre-tax compensation expense	$9,494	$7,555	$7,538
Tax benefit	(3,655)	(2,909)	(2,902)

Restricted stock expense, net of tax	$5,839	$4,646	$4,636

As of December 31, 2012 and 2011, $30.9 million and $24.4 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 4.1 years at December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2012, 2011 and 2010:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested Restricted Stock Grants
Unvested as of December 31, 2009	2,736	$10.31
Forfeited	(277)	10.99
Vested	(666)	9.51
Granted	871	12.32

Unvested as of December 31, 2010	2,664	11.09
Forfeited	(74)	12.90
Vested	(574)	10.08
Granted	670	19.30

Unvested as of December 31, 2011	2,686	13.30
Forfeited	(92)	16.41
Vested	(627)	10.87
Granted	776	22.69

Unvested as of December 31, 2012	2,743	$16.41

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total

Balance at December 31, 2010	$(38,077)	$5,587	$(32,490)
Change during 2011:
Before-tax amount	(24,497)	(1,125)	(25,622)
Tax benefit	9,605	417	10,022

	(14,892)	(708)	(15,600)

Balance at December 31, 2011	(52,969)	4,879	(48,090)

Change during 2012
Before-tax amount	(15,385)	1,062	(14,323)
Tax benefit	5,852	(406)	5,446

	(9,533)	656	(8,877)

Balance at December 31, 2012	$(62,502)	$5,535	$(56,967)

16.   RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. ("RPC") (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled less than $0.1 million for the years ended December 31, 2012, 2011 and 2010.

The Company rents office, hanger and storage space to LOR, Inc. ("LOR") (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.1 million, $1.0 and $0.9 for the years ended December 31, 2012, 2011 and 2010, respectively.

All transactions were approved by the Company's Nominating and Governance Committee of the Board of Directors.

17. UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth

2012
Revenues	$289,465	$334,872	$340,179	$306,393
Gross profit (Revenues less cost of services provided)	$141,383	$168,879	$169,701	$143,368
Net income	$23,080	$33,127	$32,211	$22,914
Income per share:

Income per share – Basic	$0.16	$0.23	$0.22	$0.16
Income per share – Diluted	$0.16	$0.23	$0.22	$0.16

2011
Revenues	$271,643	$320,436	$323,929	$289,056
Gross profit (Revenues less cost of services provided)	$130,745	$160,791	$158,832	$137,854
Net income	$18,640	$31,061	$29,415	$21,595
Income per share:

Income per share – Basic	$0.13	$0.21	$0.20	$0.15
Income per share – Diluted	$0.13	$0.21	$0.20	$0.15

18.   CASH DIVIDEND

On October 23, 2012, the Board of Directors declared a special year-end dividend of $0.12 per share payable December 10, 2012 to stockholders of record at the close of business November 09, 2012. The Board of Directors, at its quarterly meeting on January 22, 2013, approved a 12.5% increase in the Company's quarterly dividend. The increased regular quarterly dividend of $0.09 per share will be payable March 8, 2013 to stockholders of record at the close of business February 8, 2013. 2013 marked the eleventh consecutive year Rollins, Inc.'s board of directors has increased the Company's dividend a minimum of 12% or greater.

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

Based on management's evaluation as of December 31, 2012, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting—Management's Report on Internal Control Over Financial Reporting is contained on page 31.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement"), in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors' Committees and Meetings—Audit Committee." This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation.

The information under the captions "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Compensation" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2013 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Capital Stock" and "Election of Directors" included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2013 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	2,743,918	$5.52	4,494,643
Equity compensation plans not approved by security holders	—	$—	—

Total	2,743,918	$5.52	4,494,643	(1)

(1)
Includes 4,494,643 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company's common stock and awards that are valued in whole or in part by reference to the Company's common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under "Independent Public Accountants" in the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(f)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(l)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10)(m)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10)(n)	Summary of Compensation Arrangements with Non-Employee Directors.

  (b)
  Exhibits (inclusive of item 3 above):

(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated January 22, 2013, incorporated herein by reference to Exhibit (3)(i) as filed with its Form 8-K dated January 25, 2013.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10)(a)	Rollins, Inc. 1994 Employee Stock Incentive Plan incorporated herein by reference to Exhibit (10)(b) as filed with its Form 10-K for the year ended December 31, 1999.
(10)(b)	Rollins, Inc. 1998 Employee Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 24, 1998 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 1998.
(10)(c)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(d)	Rollins, Inc. Form of Option Agreement incorporated herein by reference to Exhibit (10)(d) as filed with its Form 10-K for the year ended December 31, 2004.
(10)(e)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(f)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant's Form S-8 filed November 18, 2005.
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10(r) as filed with its Form 10-K for the year ended December 31, 2006.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.

(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(l)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10)(m)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10)(n)	Summary of Compensation Arrangements with Non-Employee Directors.
(10)(o)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ GARY W. ROLLINS Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY W. ROLLINS Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)	By:	/s/ HARRY J. CYNKUS Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 27, 2013	Date:	February 27, 2013

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

    R. Randall Rollins, Director
    Wilton Looney, Director
    Henry B. Tippie, Director
    James B. Williams, Director
    Bill J. Dismuke, Director
    Thomas J. Lawley, MD, Director
    Larry L. Prince, Director

/s/ GARY W. ROLLINS Gary W. Rollins As Attorney-in-Fact & Director February 27, 2013

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2012, 2011 and 2010
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period

Year ended December 31, 2012
Allowance for doubtful accounts	$9,738	$11,095	$(9,372)	$11,461
Year ended December 31, 2011
Allowance for doubtful accounts	$9,394	$8,879	$(8,535)	$9,738
Year ended December 31, 2010
Allowance for doubtful accounts	$8,672	$8,641	$(7,919)	$9,394

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3)(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant's Form 10-Q filed August 1, 2005.

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
(10)(g)	Amendment to 1994 and 1998 Stock Incentive Plans incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended September 30, 2010.
(10)(h)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 22, 2008.

Exhibit Number	Exhibit Description
(10)(i)	Forms of award agreements under the 2008 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10)(j)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10)(k)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10)(l)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10)(m)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10)(n)	Summary of Compensation Arrangements with Non-Employee Directors.
(10)(o)
Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
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