Form 10-Q
period 2013-03-31
ROLLINS INC
filed 2013-04-26
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Rollins, Inc. had 146,279,384 shares of its $1 par value Common Stock outstanding as of April, 15 2013.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2013  AND DECEMBER 31, 2012

(in thousands except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$82,479	$65,082
Trade receivables, short-term, net of allowance for doubtful accounts of $6,132 and $8,211, respectively	68,194	68,920
Financed receivables, short-term, net of allowance for doubtful accounts of $1,767 and $1,842, respectively	10,898	11,823
Materials and supplies	11,801	11,847
Deferred income taxes, net	32,839	33,338
Other current assets	18,995	14,982
Total Current Assets	225,206	205,992
Equipment and property, net	83,295	82,263
Goodwill	212,280	212,477
Customer contracts and other intangible assets, net	136,458	141,789
Deferred income taxes, net	26,582	26,841
Financed receivables, long-term, net of allowance for doubtful accounts of $1,433 and $1,408, respectively	11,214	11,681
Other assets	12,403	11,463
Total Assets	$707,438	$692,506
LIABILITIES
Accounts payable	$23,078	$24,854
Accrued insurance	24,929	24,164
Accrued compensation and related liabilities	50,218	60,042
Unearned revenues	96,251	87,753
Other current liabilities	39,382	31,603
Total current liabilities	233,858	228,416
Accrued insurance, less current portion	31,740	31,283
Accrued pension	43,017	43,271
Long-term accrued liabilities	33,857	34,580
Total Liabilities	342,472	337,550
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 146,279,384 and 146,015,082 shares issued and outstanding, respectively	146,279	146,015
Paid in capital	45,646	45,156
Accumulated other comprehensive loss	(57,744)	(56,967)
Retained earnings	230,785	220,752
Total Stockholders’ Equity	364,966	354,956
Total Liabilities and Stockholders’ Equity	$707,438	$692,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(in thousands except share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Customer services	$299,714	$289,465
COSTS AND EXPENSES
Cost of services provided	155,606	148,082
Depreciation and amortization	9,894	9,767
Sales, general and administrative	99,134	94,824
Interest (income)/expense, net	(45)	51
INCOME BEFORE INCOME TAXES	35,125	36,741
PROVISION FOR INCOME TAXES	11,946	13,661
NET INCOME	$23,179	$23,080
NET INCOME PER SHARE - BASIC AND DILUTED	$0.16	$0.16
DIVIDENDS PAID PER SHARE	$0.09	$0.08

Weighted average participating shares outstanding - basic	146,238	146,697
Dilutive effect of stock options	—	17
Weighted average participating shares outstanding — assuming dilution	146,238	146,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$23,179	$23,080
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(777)	630
Other comprehensive earnings (loss)	(777)	630
Comprehensive earnings	$22,402	$23,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net Income	$23,179	$23,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,894	9,767
Provision for deferred income taxes	1,247	2,506
Provision for bad debts	(94)	112
Stock based compensation expense	2,546	2,372
Excess tax benefits from share-based payments	(2,680)	(2,590)
Other, net	(29)	(58)
Changes in operating assets and liabilities	4,723	1,900
Net cash provided by operating activities	38,786	37,089
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(929)	(6,826)
Purchases of equipment and property	(4,739)	(3,714)
Other	56	142
Net cash used in investing activities	(5,612)	(10,398)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(4,478)	(4,688)
Dividends paid	(13,146)	(11,726)
Proceeds received upon exercise of stock options	6	—
Excess tax benefits from share-based payments	2,680	2,590
Net cash used in financing activities	(14,938)	(13,824)
Effect of exchange rate changes on cash	(839)	542
Net increase in cash and cash equivalents	17,397	13,409
Cash and cash equivalents at beginning of period	65,082	46,275
Cash and cash equivalents at end of period	$82,479	$59,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2012.  Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2012 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results for the entire year.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) to Comprehensive Income.  The guidance requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2014; we do not expect the new guidance to have a material effect on our financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic  830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  This guidance is effective for the Company beginning in the first quarter of 2015; we do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3. EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none, are excluded at March 31, 2013 and March 31, 2012.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share
Common stock	$0.16	$0.16
Restricted shares of common stock	$0.15	$0.15
Total shares of common stock	$0.16	$0.16
Diluted earnings per share
Common stock	$0.16	$0.16
Restricted shares of common stock	$0.15	$0.15
Total shares of common stock	$0.16	$0.16

NOTE 4. CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.  and  Jennifer M. Welsh et al. v. Orkin, LLC, et al) in which the plaintiffs are seeking certification of a class.  These cases originate in California and South Carolina, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.   The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina.  Neither of these matters has been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $10.0 million swingline subfacility.  At March 31, 2013 and December 31, 2012, there were no outstanding borrowings.

NOTE 6. STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2013 the Company paid $13.1 million or $0.09 per share in cash dividends compared to $11.7 million or $0.08 per share during the same period in 2012.  During the first quarter ended March 31, 2013, the Company did not repurchase from the open market any of its $1 par value common stock compared to 68,000 shares purchased at a weighted average price of $19.58 during the same period in 2012. Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012.  These authorizations enable the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 5.3 million additional shares may be purchased under the share repurchase program.  The Company repurchased $4.5 and $3.4 million of common stock for the three months ended March 31, 2013 and 2012, respectively from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool.  At March 31, 2013, approximately 4.0 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date.

During the first quarter ended March 31, 2013, approximately 1,000 shares of common stock were issued upon exercise of stock options by employees compared to approximately 13,000 shares for the prior year quarter.  The Company has no more outstanding stock options as of March 31, 2013.

Options activity outstanding under the Company’s stock option plan as of March 31, 2013 and changes during the three months ended March 31, 2013, were as follows:

(in thousands except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1	$5.52	0.33	$18
Exercised	(1)	5.52
Outstanding at March 31, 2013	—	$—	—	$—
Exercisable at March 31, 2013	—	$—	—	$—

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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and March 31, 2012 was $20 thousand and $217 thousand, respectively. Exercise of options for the first quarter ended March 31, 2013 and 2012 resulted in cash receipts of less than $10 thousand, for each quarter respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Time lapse restricted stock:
Pre-tax compensation expense	$2,546	$2,372
Tax benefit	(980)	(913)
Restricted stock expense, net of tax	$1,566	$1,459

The Company recognized a tax benefit of approximately $2.7 million and $2.6 million during the first quarters ended March 31, 2013 and 2012, respectively, related to the amortization of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2013:

(in thousands except per share data)	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested Restricted Stock Units at December 31, 2012	2,743	$16.41
Forfeited	(17)	18.03
Vested	(572)	12.95
Granted	463	23.75
Unvested Restricted Stock Units at March 31, 2013	2,617	$18.45

At March 31, 2013 and December 31, 2012, the Company had $39.3 million and $30.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.4 years and 4.1 years, respectively.

NOTE 7. PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Interest and service cost	$2,166	$2,337
Expected return on plan assets	(2,897)	(2,961)
Amortization of net loss	977	632
Net periodic benefit gain/(loss)	$246	$8

During the three months ended March 31, 2013 and 2012, the Company made contributions of $0.5 million and $2.1 million, respectively, to its defined benefit retirement plans (the “Plans”).  The Company made $5.2 million in contributions for the year ended December 31, 2012 and is considering making further contributions to the Plans of approximately $5.0 million during the fiscal year ending December 31, 2013.

NOTE 8. ACQUISITIONS

The Company made several acquisitions during the three month periods ended March 31, 2013 and 2012, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $212.3 million and $212.5 million at March 31, 2013 and December 31, 2012, respectively.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.6 million at March 31, 2013 and $9.8 million at December 31, 2012.  The change in carrying amount is due to foreign currency translation.

The Company completed its most recent annual impairment analyses as of September 30, 2012.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $136.5 million as of March 31, 2013 and $141.8 million at December 31, 2012.  The carrying amount of customer contracts and other intangible assets in foreign countries was $5.2 million at March 31, 2013 and $5.4 million at December 31, 2012.

NOTE 9. SUBSEQUENT EVENTS

On April 23, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 23, 2013, Rollins, Inc. reported its 28th consecutive quarter of improved earnings with net income of $23.2 million for the quarter ended March 31, 2013, as compared to $23.1 million for the prior year quarter, a 0.4% improvement.  The cold weather across the country impacted revenues across all service lines by reducing demand and new prospect leads.  Revenues increased 3.5% to $299.7 million for the quarter as compared to $289.5 million for the prior year quarter.  Earnings for the quarter ended March 31, 2013 were $0.16 per diluted share, which equaled the $0.16 per diluted share for the same period in 2012.

Rollins continues its solid financial performance generating $38.8 million in cash from operations year to date.

Results of Operations:

Revenue

Revenues for the first quarter ended March 31, 2013 increased $10.2 million to $299.7 million or 3.5% compared to $289.5 million for the quarter ended March 31, 2012.

Commercial pest control revenue approximated 42% of the Company’s revenues during the first quarter ended March 31, 2013 and increased 3.7% for the quarter compared to the quarter ended March 31, 2012 due to increases in average sales prices.

Residential pest control revenue, which approximated 40% of Rollins’ revenues during the first quarter ended March 31, 2013, increased 5.4% compared to the same period in 2012 due to the annual price increase program and increased customer base as a result of improved cancellation rates.

Termite service revenue, which was approximately 18% of Rollins’ revenues for the first quarter ended March31, 2013, was flat decreasing 0.1% compared to the same period in 2012.  Termite service revenue is more dependent on seasonality and new sales compared to pest control.  Half of termite service revenues are recurring, resulting from renewals and monitoring revenue.  The harsh winter across the United States in 2013 affected termite revenues by reducing leads as the termite swarm in most areas was delayed until 2nd quarter compared to the early swarm in 2012.

Foreign operations accounted for approximately 7% and 8% of total revenues during the first quarter of 2013 and 2012, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

	2013	2012	2011
First Quarter	$299,714	$289,465	$271,643
Second Quarter	N/A	334,872	320,436
Third Quarter	N/A	340,179	323,929
Fourth Quarter	N/A	306,693	289,056
Year ended December 31,	$ N/A	$1,271,209	$1,205,064

Cost of Services provided

Cost of services provided for the first quarter ended March 31, 2013 increased $7.5 million or 5.1%, compared to the quarter ended March 31, 2012.  Gross margin for the quarter declined to 48.1% for the first quarter versus 48.8% in the prior year.  The decrease in operating margin was due to decreased productivity as we geared up for spring which arrived late, increases in material and supply costs related to an increase in TAEXX (tubes —in—the—wall) installs and increases in ancillary product sales.

Depreciation and Amortization

Depreciation and amortization expenses for the first quarter ended March 31, 2013 increased $0.1 million, an increase of 1.3%, decreasing to 3.3% of revenues from 3.4% the prior year. The dollar increase for the quarter was primarily due to amortization related to acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the first quarter ended March 31, 2013 increased $4.3 million or 4.5%, to 33.1% of revenues, increasing from 32.8% for the first quarter ended March 31, 2012. The increase in margin percent is due to professional services related to our commercial pricing initiative, increase in costs associated with the implementation of our new branch operating system and higher advertising expense as we launched our new advertising campaign.

Interest (income)/expense

Interest (income)/expense for the first quarter ended March 31, 2013 increased to $45 thousand of income compared to $51 thousand of expense for the first quarter ended March 31, 2012.  The Company has no outstanding debt.

Income Taxes

Income taxes for the first quarter ended March 31, 2013 decreased $1.7 million or 12.6% to $11.9 million from $13.7 million reported for first quarter 2012, is due to write down of certain deferred tax liabilities.  The effective tax rate was 34.0% for the first quarter ended March 31, 2013 versus 37.2% for the first quarter ended March 31, 2012, primarily due to differences in state tax rates and the write down of deferred tax liabilities.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $38.8 million for the three months ended March 31, 2013, compared with cash provided by operating activities of $37.1 million for the same period in 2012.

The Company made contributions of $0.5 million and $2.1 million to its defined benefit retirement plans (the “Plans”) during the three months ended March 31, 2013 and 2012, respectively.  The Company is considering making further contributions to the Plans of approximately $5.0 million during the fiscal year ending December 31, 2013.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2013.

The Company invested approximately $4.7 million in capital expenditures during the three months ended March 31, 2013, compared to $3.7 million during the same period in 2012, and expects to invest approximately $11.0 million for the remainder of 2013. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the three months ended March 31, 2013, the Company made expenditures for acquisitions totaling $0.9 million, compared to $6.8 million during the same period in 2012.  A total of $13.1 million was paid in cash dividends ($0.09 per share) during the first three months of 2013, compared to $11.7 million or ($0.08 per share) during the same period in 2012.  On April 23, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share payable June 10, 2013 to stockholders of record at the close of business May 10, 2013 to be funded with existing cash balances.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.  The Company did not repurchase any of its shares from the open market during the first three months of 2013 compared to the repurchase of 68 thousand shares at a weighted average price of $19.58 during the first three months of 2012.  In total, approximately 5.3 million additional shares may be repurchased under the Company’s share purchase program.  The Company repurchased S4.5 and $3.4 million of common stock for the three months ended March 31, 2013 and 2012, respectively from employees for the payment of taxes on vesting restricted shares.  The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

Rollins’ balance sheets as of March 31, 2013 and December 31, 2012, includes short-term unearned revenues of $96.3 million and $87.7 million, respectively, representing approximately 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $82.5 million of total cash at March 31, 2013, is primarily cash held at various banking institutions. Approximately $42.5 million is held in cash accounts at international bank institutions and the remaining $40.0 million is primarily held in non-interest-bearing accounts at various domestic banks.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2013.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2013.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al. and Jennifer M. Welsh et al. v. Orkin, LLC, et al) in which the plaintiffs are seeking certification of a class.  These cases originate in California and South Carolina, respectively.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California.  The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina.  Neither of these matters has been scheduled for a class certification hearing. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary.  For further discussion, see Note 4 to the accompanying financial statements.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2012.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2013 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2013 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                      Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.             Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2013 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases	Maximum number of shares that may yet be purchased under the repurchase plans
January 1 to 31, 2013	—	$—	—	5,298,183
February 1 to 28, 2013	—	—	—	5,298,183
March 1 to 31, 2013	—	—	—	5,298,183
Total	—	$—	—	5,298,183

(1)         Includes repurchases in connection with exercise of employee stock options in the following amount:  January 2013: 0; February 2013: 0; March 2013: 0.

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

(ii)                                  Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 as filed with the registrant’s Form 8-K dated January 22, 2013.

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

ROLLINS, INC.
(Registrant)

Date: April 26, 2013	By:	/s/Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2013	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)