Form 10-Q
period 2013-06-30
ROLLINS INC
filed 2013-07-26
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Rollins, Inc. had 146,078,156 shares of its $1 par value Common Stock outstanding as of July 15, 2013.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(in thousands except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$91,597	$65,082
Trade receivables, short-term, net of allowance for doubtful accounts of $6,426 and $8,211, respectively	79,015	68,920
Financed receivables, short-term, net of allowance for doubtful accounts of $1,733 and $1,842, respectively	12,443	11,823
Materials and supplies	12,117	11,847
Deferred income taxes, net	34,299	33,338
Other current assets	28,321	14,982
Total Current Assets	257,792	205,992
Equipment and property, net	84,470	82,263
Goodwill	212,004	212,477
Customer contracts and other intangible assets, net	131,122	141,789
Deferred income taxes, net	26,245	26,841
Financed receivables, long-term, net of allowance for doubtful accounts of $1,467 and $1,408, respectively	12,834	11,681
Other assets	12,602	11,463
Total Assets	$737,069	$692,506
LIABILITIES
Accounts payable	$30,724	$24,854
Accrued insurance	26,392	24,164
Accrued compensation and related liabilities	57,088	60,042
Unearned revenues	100,057	87,753
Other current liabilities	32,805	31,603
Total current liabilities	247,066	228,416
Accrued insurance, less current portion	28,575	31,283
Accrued pension	42,263	43,271
Long-term accrued liabilities	34,358	34,580
Total Liabilities	352,262	337,550
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 146,078,156 and 146,015,082 shares issued and outstanding, respectively	146,078	146,015
Paid in capital	48,218	45,156
Accumulated other comprehensive loss	(59,079)	(56,967)
Retained earnings	249,590	220,752
Total Stockholders’ Equity	384,807	354,956
Total Liabilities and Stockholders’ Equity	$737,069	$692,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Customer services	$350,798	$334,872	650,512	624,337
COSTS AND EXPENSES
Cost of services provided	174,361	165,993	329,967	314,075
Depreciation and amortization	9,768	9,613	19,662	19,380
Sales, general and administrative	109,518	106,068	208,652	200,892
Interest (income)/expense, net	(127)	20	(172)	71
INCOME BEFORE INCOME TAXES	57,278	53,178	92,403	89,919
PROVISION FOR INCOME TAXES	21,284	20,051	33,230	33,712
NET INCOME	$35,994	$33,127	59,173	56,207
NET INCOME PER SHARE - BASIC AND DILUTED	$0.25	$0.23	0.40	0.38
DIVIDENDS PAID PER SHARE	$0.09	$0.08	0.18	0.16

Weighted average participating shares outstanding - basic	146,210	146,417	146,224	146,557
Dilutive effect of stock options	—	11	—	14
Weighted average participating shares outstanding — assuming dilution	146,210	146,428	146,224	146,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$35,994	$33,127	$59,173	$56,207
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(1,335)	(833)	(2,112)	(203)
Other comprehensive earnings (loss)	(1,335)	(833)	(2,112)	(203)
Comprehensive earnings	$34,659	$32,294	$57,061	$56,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$59,173	$56,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,662	19,380
Provision for deferred income taxes	963	2,960
Provision for bad debts	2,438	3,078
Stock based compensation expense	5,092	4,749
Excess tax benefits from share-based payments	(3,132)	(2,932)
Other, net	(63)	(71)
Changes in operating assets and liabilities	(10,992)	(9,766)
Net cash provided by operating activities	73,141	73,605
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(2,617)	(10,099)
Purchases of equipment and property	(9,614)	(7,419)
Other	233	372
Net cash used in investing activities	(11,998)	(17,146)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,145)	(19,938)
Dividends paid	(26,296)	(23,435)
Proceeds received upon exercise of stock options	6	—
Excess tax benefits from share-based payments	3,132	2,932
Net cash used in financing activities	(32,303)	(40,441)
Effect of exchange rate changes on cash	(2,325)	(233)
Net increase in cash and cash equivalents	26,515	15,785
Cash and cash equivalents at beginning of period	65,082	46,275
Cash and cash equivalents at end of period	$91,597	$62,060

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results for the entire year.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice.  This guidance is effective for the Company beginning in the first quarter of 2014; we do not expect the new guidance to have a material effect on our financial statements.

NOTE 3.                                                 EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none are excluded at June 30, 2013 and June 30, 2012.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share
Common stock	$0.25	$0.23	$0.40	$0.38
Restricted shares of common stock	$0.24	$0.22	$0.40	$0.38
Total shares of common stock	$0.25	$0.23	$0.40	$0.38
Diluted earnings per share
Common stock	$0.25	$0.23	$0.40	$0.38
Restricted shares of common stock	$0.24	$0.22	$0.40	$0.38
Total shares of common stock	$0.25	$0.23	$0.40	$0.38

NOTE 4.                                                 CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al.  and  Jennifer M. Welsh et al. v. Orkin, LLC, et al) in which the plaintiffs are seeking certification of a class.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California, and a class certification hearing has not been scheduled.   The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina, and we received notice on May 2, 2013 that the case was dismissed on April 15, 2013. Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

NOTE 5.                                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility.   There were no outstanding borrowings at June 30, 2013 and June 30, 2012.

NOTE 6.                                                 STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013 the Company paid $26.3 million or $0.18 per share in cash dividends compared to $23.4 million or $0.16 per share during the same period in 2012.  During the second quarter ended June 30, 2013, the Company repurchased 172,589 shares from the open market of its $1 par value common stock at a weighted average price of $24.41 per share compared to 713,781 shares purchased at a weighted average price of $21.06 during the same period in 2012. During the six months ended June 30, 2013, the company repurchased 172,589 shares of its $1 par value common stock at a weighted average price of $24.41 per share compared to 781,781 shares purchased at a weighted average price of $20.93 during the same period in 2012.  The Company repurchased $0.4 million and $0.2 million of common stock for the three months ended June 30, 2013 and 2012, respectively, and repurchased $4.9 and $3.6 million of common stock for the six months ended June 30, 2013 and 2012, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool.  At June 30, 2013, approximately 4.0 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date.

During the second quarter ended June 30, 2013, no shares of common stock were issued upon exercise of stock options by employees compared to approximately 13,000 shares for the same quarter in the prior year.  The Company has no outstanding stock options as of June 30, 2013. In total for the six months ended June 30, 2013, 1,000 shares of common stock were issued upon exercise of stock options by employees and approximately 26,000 shares for the six months ended June 30, 2012.

Options activity outstanding under the Company’s stock option plan as of June 30, 2013 and changes during the six months ended June 30, 2013, were as follows:

(in thousands except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1	$5.52	0.33	$18
Exercised	(1)	5.52
Outstanding at June 30, 2013	—	$—	—	$—
Exercisable at June 30, 2013	—	$—	—	$—

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and June 30, 2012 was $20 thousand and $0.4 million, respectively. Exercise of options for the second quarter ended June 30, 2013 and 2012 resulted in no cash receipts and less than $1 thousand, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Time lapse restricted stock:
Pre-tax compensation expense	$2,546	$2,377	$5,092	$4,749
Tax benefit	(980)	(915)	(1,960)	(1,828)
Restricted stock expense, net of tax	$1,566	$1,462	$3,132	$2,921

The Company recognized a tax benefit of approximately $0.4 million and $0.3 million during the second quarters ended June 30, 2013 and 2012, respectively, and approximately $3.1 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively related to the amortization of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2013:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested Restricted Stock Units at December 31, 2012	2,743	$16.41
Forfeited	(26)	17.53
Vested	(648)	12.92
Granted	463	23.75
Unvested Restricted Stock Units at June 30, 2013	2,532	$18.62

At June 30, 2013 and December 31, 2012, the Company had $36.6 million and $36.7 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.2 years and 4.1 years, respectively.

NOTE 7.                                                PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Interest and service cost	$2,166	$2,337	$4,332	$4,674
Expected return on plan assets	(2,897)	(2,961)	(5,794)	(5,922)
Amortization of net loss	977	632	1,954	1,264
Net periodic benefit gain/(loss)	$246	$8	$492	$16

During the six months ended June 30, 2013 and 2012, the Company made contributions of $1.5 million and $2.2 million, respectively, to its defined benefit retirement plans (the “Plans”).  The Company made $5.2 million in contributions for the year ended December 31, 2012 and is considering making further contributions to the Plans of approximately $3.5 million during the fiscal year ending December 31, 2013.

NOTE 8.                                                ACQUISITIONS

The Company made several acquisitions during the six month periods ended June 30, 2013 and 2012, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $212.0 million and $212.5 million at June 30, 2013 and December 31, 2012, respectively.  Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations.  The carrying amount of goodwill in foreign countries was $9.4 million at June 30, 2013 and $9.8 million at December 31, 2012.  The change in carrying amount is due to foreign currency translation.

The Company completed its most recent annual impairment analyses as of September 30, 2012.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $131.1 million as of June 30, 2013 and $141.8 million at December 31, 2012.  The carrying amount of customer contracts and other intangible assets in foreign countries was $5.1 million at June 30, 2013 and $5.4 million at December 31, 2012.

NOTE 9.                                                 SUBSEQUENT EVENTS

On July 23, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share payable September 10, 2013 to shareholders of record as of August 9, 2013.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 24, 2013, Rollins, Inc. reported its 29th consecutive quarter of improved earnings with net income of $36.0 million for the quarter ended June 30, 2013, as compared to $33.1 million for the prior year quarter, an 8.7 % improvement.  Revenues for the second quarter increased sequentially by 4.8% from first quarter 2013’s 3.5% increase to $350.8 million for the second quarter 2013 as compared to $334.9 million for the prior year second quarter.  Earnings for the quarter ended June 30, 2013 increased to $0.25 per diluted share, as compared to $0.23 per diluted share for the same period in 2012.

Rollins continues its solid financial performance generating $73.1 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenue

Revenues for the second quarter ended June 30, 2013 increased $15.9 million to $350.8 million or 4.8% compared to $334.9 million for the quarter ended June 30, 2012.   Most of the increase was due to an increase in leads and closure in most categories.  The higher sales resulted in growth across all service lines.  The Company implemented its traditional price increase program in June which had a 0.6% impact on revenue growth for the quarter.  Additional pricing action will occur in the third quarter.  Nearly 80% of the Company’s revenue is recurring.

The Company has three primary service offerings.  Commercial pest control revenue approximated 40% of the Company’s revenues during the second quarter ended June 30, 2013, residential pest control revenue, approximated 41% of revenues and termite and ancillary service revenue, made up approximately 19% of the Company’s revenues.  The Company’s commercial pest control grew 3.6%.  Residential pest control grew 5.8% and termite and ancillary services grew 5.1%.

Fumigation is a small portion of our overall business included in the Company’s commercial pest control service offering.  Fumigation makes up less than 2.5% of Rollins, Inc.’s total revenues and less than 7% of the Company’s commercial pest control business.  Fumigation revenue can fluctuate greatly from quarter to quarter.  Food manufacturing and processing fumigations are not necessarily scheduled to occur at the same time from year to year. This fluctuation in the business can distort the quarter to quarter comparison. The quarter ended June 30, 2013 total commercial pest control grew 3.6% sequentially, down slightly from the first quarter 3.7%; however, when excluding fumigations, basic commercial pest control grew 4.4%.  The fumigation portion of our commercial business for the quarter ended June 30, 2013, was down $0.7 million or 7.0% from the prior year quarter.

Foreign operations accounted for approximately 7% and 8% of total revenues during the second quarter of 2013 and 2012, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services.  The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2013	2012	2011
First Quarter	$299,714	$289,465	$271,643
Second Quarter	350,798	334,872	320,436
Third Quarter	N/A	340,179	323,929
Fourth Quarter	N/A	306,393	289,056
Year ended December 31,	$ N/A	$1,270,909	$1,205,064

Cost of Services provided

Cost of services provided for the second quarter ended June 30, 2013 increased $8.4 million or 5.0%, compared to the quarter ended June 30, 2012.  Gross margin year to date decreased 10 basis points to 50.3% compared to prior year’s gross margin of 50.4%.  The decrease in operating margin was primarily due to an approximately $0.8 million impact from an increase in labor, material and supply costs related to a substantial increase in TAEXX (tubes —in—the—wall) installations and a slight decrease in overall productivity as the Company was staffing in advance of what turned out to be a late spring.  While the large growth in Rollins’ wholly-owned subsidiary, HomeTeam’s installations, nearly 22,000 this quarter vs. almost 15,000 last year, hurts our margins in the short term, we believe it drives HomeTeam’s future growth and profitability.  Installs do not drive revenue significantly; however, they do drive cost.  Management views the loss on installation as customer acquisition cost and a reasonable one at that.  We do not defer or capitalize installation costs on the balance sheet, expensing it as incurred.

Depreciation and Amortization

Depreciation and amortization expenses for the second quarter ended June 30, 2013 increased $0.2 million, an increase of 1.6%, decreasing to 2.8% of revenues from 2.9% the prior year. The dollar increase for the quarter was primarily due to amortization related to acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the second quarter ended June 30, 2013 increased $3.5 million or 3.3%, to 31.2% of revenues, decreasing from 31.7% for second quarter ended June 30, 2012. The decreases in cost as a percent of revenues was due to leveraging administrative and sale salaries over increased revenue and a reduction in bad debt expense which more than offset increases in professional services related to our commercial pricing initiative and higher advertising expenses related to our new advertising campaign.

Interest (income)/expense

Interest (income)/expense for the second quarter ended June 30, 2013 increased to $127 thousand of income compared to $20 thousand of expense for the second quarter ended June 30, 2012.  The increase in interest income was due to increased balances in cash in banks.

Income Taxes

Income taxes for the second quarter ended June 30, 2013 increased $1.2 million or 6.1% to $21.3 million from $20.1 million reported for second quarter ended June 30, 2012, is due to increased pretax earnings offset slightly by write down of certain deferred tax liabilities.  The effective tax rate was 37.2% for the second quarter ended June 30, 2013 versus 37.7% for the second quarter ended June 30, 2012, primarily due to differences in state tax rates and the release of deferred tax liabilities.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenue

Revenues for the six months ended June 30, 2013 increased $26.2 million to $650.5 million or 4.2% compared to $624.3 million for the quarter ended June 30, 2012.   The company saw an increase in leads and closure in most categories.  The higher sales resulted in growth across all service lines.

Commercial pest control revenue approximated 41% of the Company’s revenues during the six months ended June 30, 2013, residential pest control revenue, approximated 40% of revenues and termite and ancillary service revenue, made up approximately 18% of the Company’s revenues.  The Company’s commercial pest control grew 3.7%.  Residential pest control grew 5.6% and termite and ancillary services grew 2.7% respectively.

Foreign operations accounted for approximately 7% and 8% of total revenues for the first six months of 2013 and 2012, respectively.

Cost of Services provided

Cost of services provided for the six months ended June 30, 2013, increased $15.9 million, or 5.1% compared to the six months ended June 30, 2012. Gross margins year-to-date decreased to 49.3% compared to prior year’s gross margin of 49.7% due to the substantial increase in TAEXX (tubes-in-the-wall) installs and a decrease in overall productivity as the company was staffed in advance for what turned out to be a late spring.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2013, increased $0.3 million to $19.7 million, an increase of 1.5%, decreasing 0.1% to 3.0% of revenue from 3.1% in 2012.  The dollar increase was primarily due to amortization related to acquisitions that occurred over the previous 12 months.

Sales, General and Administrative

Sales, general and administrative expenses for the six months ended June 30, 2013, increased $7.8 million, or 3.9% to 32.1% of revenues, decreasing from 32.2% in the prior year period due to continued leveraging of administrative and sales salaries, over increased revenue and reductions in bad debt expense which more than offset increases in professional services related to our pricing project and higher advertising expense related to our new advertising campaign.

Interest (income)/expense

Interest (income)/expense for the period ended June 30, 2013 was $172 thousand income, an increase of $243 thousand from $71 thousand expense for the period ended June 30, 2012.

Income Taxes

Income Taxes for the six months ended June 30, 2013 decreased to $33.2 million, a 1.4% decrease from $33.7 million reported for the same period in 2012, and reflect increased pre-tax income over the prior year period.  The effective tax rate was 36.0% for the six months ended June 30, 2013 versus 37.5% for the six months ended June 30, 2012 primarily due to differences in state tax rates and the release of our deferred tax liabilities.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.  The Company’s operating activities generated net cash of $73.1 million and $73.6 million for the six months ended June 30, 2013, and 2012, respectively.

The Company made contributions of $1.5 million and $2.2 million to its defined benefit retirement plans (the “Plans”) during the six months ended June 30, 2013 and 2012, respectively.  The Company is considering making further contributions to the Plans of approximately $3.5 million during the fiscal year ending December 31, 2013.  In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2013.

The Company invested approximately $9.6 million in capital expenditures during the six months ended June 30, 2013, compared to $7.4 million during the same period in 2012, and expects to invest approximately $8.0 million for the remainder of 2013. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the six months ended June 30, 2013, the Company made expenditures for acquisitions totaling $2.6 million, compared to $10.1 million during the same period in 2012.  A total of $26.3 million was paid in cash dividends ($0.18 per share) during the first six months of 2013, compared to $23.4 million or ($0.16 per share) during the same period in 2012.  On July 23, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share payable September 10, 2013 to stockholders of record at the close of business August 9, 2013 to be funded with existing cash balances.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.  The Company repurchased 0.2 million shares at a weighted average price of $24.41 from the open market during the first six months of 2013 compared to the repurchase of 0.8 million shares at a weighted average price of $20.93 during the first six months of 2012.  Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012.  These authorizations enable the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows.  The stock buy-back program has no expiration date.  In total, 5.1 million additional shares may be purchased under the share repurchase program.  The Company repurchased $4.9 million and $3.6 million of common stock for the six months ended June 30, 2013 and 2012, respectively from employees for the payment of taxes on vesting restricted shares.  The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

Rollins’ balance sheets as of June 30, 2013 and December 31, 2012, includes short-term unearned revenues of $100.1 million and $87.8 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $91.6 million of total cash at June 30, 2013, is held at various banking institutions. Approximately $45.2 million is held in cash accounts at international bank institutions and the remaining $46.4 million is primarily held in non-interest-bearing accounts at various domestic banks.

All of the Company’s foreign cash is held in Canadian bank accounts.  The Company’s international business is growing and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and potential future earnings, such as through acquisitions of unrelated companies.  Further, the Company maintains a large cash position in the United States while having little third-party debt to service, and the Company maintains adequate liquidity and capital resources without regard to its foreign deposits to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future.  Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of June 30, 2013.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2013.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  Some lawsuits have been filed (John Maciel v. Orkin, Inc., et al. and Jennifer M. Welsh et al. v. Orkin, LLC, et al) in which the plaintiffs are seeking certification of a class.  The Maciel lawsuit, a wage and hour related matter, was filed in the Superior Court of Los Angeles County, California, and a class certification hearing has not been scheduled.  The Welsh lawsuit, a termite service related matter, was filed in the Court of Common Pleas Fourteenth Judicial Circuit, County of Beaufort, South Carolina, and we received notice on May 2, 2013 that the case was dismissed on April 15, 2013.  Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company believes these matters are without merit and intends to vigorously contest certification and defend itself through trial or arbitration, if necessary.  For further discussion, see Note 4 to the accompanying financial statements.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund planned investments for expansion of the business for the foreseeable future; our expectations about the realization of price increases; our expectation that the Company will continue to pay dividends; our statement that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2013 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2013 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.                                 Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.                        Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2013 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans (2)
April 1 to 30, 2013	16,382	$23.56	16,382	5,281,801
May 1 to 31, 2013	56,257	24.16	56,257	5,225,544
June 1 to 30, 2013	99,950	24.68	99,950	5,125,594
Total	172,589	$24.41	172,589	5,125,594

(1)         Includes repurchases in connection with exercise of employee stock options in the following amount:  April 2013: 0; May 2013: 0; June 2013: 0.

Item 6.                                 Exhibits.

(a)	Exhibits

	(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

ROLLINS, INC.
(Registrant)

Date: July 26, 2013	By:	/s/Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2013	By:	/s/Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)