Form 10-Q
period 2013-09-30
ROLLINS INC
filed 2013-10-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	x	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	o	No	x

Rollins, Inc. had 145,878,996 shares of its $1 par value Common Stock outstanding as of October 15, 2013.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$116,734	$65,082
Trade receivables, short-term, net of allowance for doubtful accounts of $8,137 and $8,211, respectively	80,902	68,920
Financed receivables, short-term, net of allowance for doubtful accounts of $1,741 and $1,842, respectively	12,740	11,823
Materials and supplies	11,836	11,847
Deferred income taxes, net	34,665	33,338
Other current assets	19,804	14,982
Total Current Assets	276,681	205,992
Equipment and property, net	85,348	82,263
Goodwill	212,201	212,477
Customer contracts and other intangible assets, net	134,763	141,789
Deferred income taxes, net	25,903	26,841
Financed receivables, long-term, net of allowance for doubtful accounts of $1,459 and $1,309, respectively	12,722	11,681
Other assets	13,246	11,463
Total Assets	$760,864	$692,506
LIABILITIES
Accounts payable	$26,106	$24,854
Accrued insurance	26,551	24,164
Accrued compensation and related liabilities	63,695	60,042
Unearned revenues	100,114	87,753
Other current liabilities	32,093	31,603
Total current liabilities	248,559	228,416
Accrued insurance, less current portion	28,094	31,283
Accrued pension	41,509	43,271
Long-term accrued liabilities	35,410	34,580
Total Liabilities	353,572	337,550
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 145,878,996 and 146,015,082 shares issued and outstanding, respectively	145,879	146,015
Paid in capital	50,964	45,156
Accumulated other comprehensive loss	(58,218)	(56,967)
Retained earnings	268,667	220,752
Total Stockholders’ Equity	407,292	354,956
Total Liabilities and Stockholders’ Equity	$760,864	$692,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Customer services	$362,155	$340,179	1,012,667	964,516
COSTS AND EXPENSES
Cost of services provided	181,135	170,478	511,102	484,553
Depreciation and amortization	10,076	9,465	29,738	28,845
Sales, general and administrative	113,028	108,520	321,680	309,412
Interest (income)/expense, net	(101)	19	(273)	90
INCOME BEFORE INCOME TAXES	58,017	51,697	150,420	141,616
PROVISION FOR INCOME TAXES	21,817	19,486	55,047	53,198
NET INCOME	$36,200	$32,211	95,373	88,418
NET INCOME PER SHARE - BASIC AND DILUTED	$0.25	$0.22	0.65	0.60
DIVIDENDS PAID PER SHARE	$0.09	$0.08	0.27	0.24

Weighted average participating shares outstanding – basic	146,007	146,059	146,151	146,390
Dilutive effect of stock options	—	2	—	10
Weighted average participating shares outstanding – assuming dilution	146,007	146,061	146,151	146,40

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTMEBER 30, 2013 AND 2012
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$36,200	$32,211	95,373	$88,418
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	861	1,339	(1,251)	1,136
Other comprehensive earnings (loss)	861	1,339	(1,251)	1,136
Comprehensive earnings	$37,061	$33,550	$94,122	89,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2013 AND 2012
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$95,373	$88,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,738	28,845
Provision for deferred income taxes	397	4,752
Provision for bad debts	6,656	8,411
Stock based compensation expense	7,809	7,125
Excess tax benefits from share-based payments	(3,535)	(3,031)
Other, net	(323)	(287)
Changes in operating assets and liabilities	(8,596)	(14,121)
Net cash provided by operating activities	127,519	120,112
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(12,143)	(10,485)
Purchases of equipment and property	(13,294)	(11,754)
Other	428	511
Net cash used in investing activities	(25,009)	(21,728)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(13,705)	(19,938)
Dividends paid	(39,432)	(35,108)
Proceeds received upon exercise of stock options	6	—
Excess tax benefits from share-based payments	3,535	3,031
Net cash used in financing activities	(49,596)	(52,015)
Effect of exchange rate changes on cash	(1,262)	1,069
Net increase in cash and cash equivalents	51,652	47,438
Cash and cash equivalents at beginning of period	65,082	46,275
Cash and cash equivalents at end of period	$116,734	$93,713

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results for the entire year.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 3. EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none are excluded at September 30, 2013 and September 30, 2012.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share
Common stock	$0.25	$0.22	$0.65	$0.60
Restricted shares of common stock	$0.24	$0.22	$0.64	$0.59
Total shares of common stock	$0.25	$0.22	$0.65	$0.60
Diluted earnings per share
Common stock	$0.25	$0.22	$0.65	$0.60
Restricted shares of common stock	$0.24	$0.22	$0.64	$0.59
Total shares of common stock	$0.25	$0.22	$0.65	$0.60

NOTE 4.  CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  In addition, the Company defends employment related cases from time to time. John Maciel v. Orkin, Inc., et al. is a wage and hour related matter in which the plaintiffs are seeking certification of a class.  The Maciel lawsuit was filed in the Superior Court of Los Angeles County, California, and a class certification hearing has not been scheduled. The Company intends to vigorously contest certification.

Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company intends to vigorously defend itself through trial or arbitration, if necessary. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2013 and September 30, 2012.

NOTE 6. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013 the Company paid $39.4 million or $0.27 per share in cash dividends compared to $35.1 million or $0.24 per share during the same period in 2012. During the third quarter ended September 30, 2013, the Company repurchased 168,110 shares from the open market of its $1 par value common stock at a weighted average price of $24.72 per share compared to 713,781 shares purchased at a weighted average price of $21.06 during the same period in 2012. During the nine months ended September 30, 2013, the Company repurchased 340,699 shares of its $1 par value common stock at a weighted average price of $24.56 per share compared to 781,781 shares purchased at a weighted average price of $20.93 during the same period in 2012. The Company repurchased $0.4 million of common stock for the three months ended September 30, 2013 and no repurchases were made for the same period in 2012, and repurchased $5.3 and $3.6 million of common stock for the nine months ended September 30, 2013 and 2012, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2013, approximately 4.0 million shares of the Company’s common stock were reserved for issuance.

Stock Options
Stock options generally vest over a five-year period and expire ten years from the issuance date.

During the third quarter ended September 30, 2013, no shares of common stock were issued upon exercise of stock options by employees compared to approximately 6,000 shares for the same quarter in the prior year. The Company has no outstanding stock options as of September 30, 2013. In total for the nine months ended September 30, 2013, approximately 1,000 shares of common stock were issued upon exercise of stock options by employees and approximately 32,000 shares for the nine months ended September 30, 2012.

Options activity outstanding under the Company’s stock option plan as of September 30, 2013 and changes during the nine months ended September 30, 2013, were as follows:

(in thousands except per share data)	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1	$5.52	0.08	$17
Exercised	(1)	5.52
Outstanding at September 30, 2013	—	$—	—	$—
Exercisable at September 30, 2013	—	$—	—	$—

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and September 30, 2012 was $20 thousand and $530 thousand, respectively. Exercise of options for the third quarter ended September 30, 2013 and 2012 resulted in cash receipts of $6 thousand and less than $1 thousand, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Time lapse restricted stock:
Pre-tax compensation expense	$2,717	$2,376	$7,809	$7,125
Tax benefit	(1,046)	(915)	(3,006)	(2,743)
Restricted stock expense, net of tax	$1,671	$1,461	$4,803	$4,382

The Company recognized a tax benefit of approximately $0.4 million and $0.1 million during the third quarters ended September 30, 2013 and 2012, respectively, and approximately $3.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively related to the amortization of restricted shares which has been recorded as an increase to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2012	2,743	$16.41
Forfeited	(42)	17.19
Vested	(695)	13.34
Granted	463	23.75
Unvested Restricted Stock Units at September 30, 2013	2,469	$18.65

At September 30, 2013 and December 31, 2012, the Company had $33.6 million and $36.7 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years and 4.1 years, respectively.

NOTE 7. PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Interest and service cost	$2,166	$2,337	$6,498	$7,011
Expected return on plan assets	(2,897)	(2,961)	(8,691)	(8,883)
Amortization of net loss	977	632	2,931	1,896
Net periodic benefit gain/(loss)	$246	$8	$738	$24

During the nine months ended September 30, 2013 and 2012, the Company made contributions of $2.5 million and $2.3 million, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.2 million in contributions for the year ended December 31, 2012 and is considering making further contributions to the Plans of approximately $2.5 million during the fiscal year ending December 31, 2013.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8. ACQUISITIONS

The Company made several acquisitions during the nine month periods ended September 30, 2013 and 2012, none of which are considered material in nature individually or in total.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $212.2 million and $212.5 million at September 30, 2013 and December 31, 2012, respectively. Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $9.6 million at September 30, 2013 and $9.8 million at December 31, 2012. The change in carrying amount is due to foreign currency translation.

The Company completed its most recent annual impairment analyses as of September 30, 2013. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $134.8 million at September 30, 2013 and $141.8 million at December 31, 2012. The carrying amount of customer contracts and other intangible assets in foreign countries was $7.2 million at September 30, 2013 and $5.5 million at December 31, 2012.

NOTE 9. SUBSEQUENT EVENTS

On October 22, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share plus a special year-end dividend of $0.09 per share both payable December 10, 2013 to stockholders of record at the close of business November 8, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 24, 2013, the Company reported its 30th consecutive quarter of improved earnings with net income of $36.2 million for the quarter ended September 30, 2013, as compared to $32.2 million for the prior year quarter, a 12.4% improvement.  Revenues increased by 6.5% to $362.2 million for the third quarter 2013 as compared to $340.2 million for the prior year third quarter.  Earnings for the quarter ended September 30, 2013 increased to $0.25 per diluted share, as compared to $0.22 per diluted share for the same period in 2012.

The Company continued its solid financial performance generating $127.5 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue
Revenues for the quarter ended September 30, 2013 increased $22.0 million to $362.2 million or 6.5% compared to $340.2 million for the quarter ended September 30, 2012.  The increase was due to an increase in leads and closure in most categories. The higher sales resulted in growth across all service lines. The Company implemented its traditional price increase program in June which had a positive impact this quarter. For the quarter and nine months ended September 30, 2013, less than 2% of the Company’s revenue increase came from pricing actions. Nearly 80% of the Company’s 2013 revenue is recurring.

The Company’s three primary service offerings: commercial pest control, residential pest control and termite and ancillary services were positive. During the quarter ended September 30, 2013, commercial pest control revenue approximated 41% of the Company’s revenues, residential pest control revenue, approximated 42% of revenues and termite and ancillary service revenue, made up approximately 16% of the Company’s revenues. Comparing third quarter 2013 to third quarter 2012, the Company’s commercial pest control revenue grew 5.4%, residential pest control revenue grew 7.2% and termite and ancillary services revenue grew 8.3%.

Foreign operations accounted for approximately 8% of total revenues during each of the third quarters of 2013 and 2012.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)

		2013	2012	2011
First Quarter		$299,714	$289,465	$271,643
Second Quarter		350,798	334,872	320,436
Third Quarter		362,155	340,179	323,929
Fourth Quarter		N/A	306,393	289,056
Year ended December 31,	$	N/A	$1,270,909	$1,205,064

Cost of Services provided
Cost of services provided for the quarter ended September 30, 2013 increased $10.7 million or 6.3%, compared to the quarter ended September 30, 2012. Gross margin for the third quarter increased to 50.0% compared to 49.9% for the prior year third quarter due to continued favorable claim development related to termite claims and to improved trends with casualty claims. These gains were partially offset by the impact of the increase in material and supply costs related both to a substantial increase in TAEXX (tubes-in-the-wall) installs as well as ancillary sales.

Depreciation and Amortization
Depreciation and amortization expenses for the third quarter ended September 30, 2013 increased $0.6 million, an increase of 6.5% from the prior year third quarter, and remaining flat at 2.8% of revenues compared to the prior year. The dollar increase for the quarter was primarily due to amortization related to recent acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the quarter ended September 30, 2013 increased $4.5 million or 4.2%, to 31.2% of revenues, decreasing from 31.9% of revenues for the third quarter ended September 30, 2012. The decrease in cost as a percent of revenues was due to the Company’s ability to leverage relatively constant administrative and sales salaries over a higher revenue base, along with reductions in bad debt expense which more than offset increases in costs of professional services related to the Company’s commercial pricing initiative, and higher advertising expense related to the Company’s new advertising campaign.

Interest (income)/expense

Interest (income)/expense for the quarter ended September 30, 2013 increased to $101 thousand income compared to $19 thousand of expense for the quarter ended September 30, 2012. The increase in interest income was due to increased cash balances in banks.

Income Taxes

Income taxes for the quarter ended September 30, 2013 increased $2.3 million or 12.0% to $21.8 million from $19.5 million reported for the quarter ended September 30, 2012. This was due to increased pretax earnings offset slightly by tax refunds. The effective tax rate was 37.6% for the quarter ended September 30, 2013 versus 37.7% for the quarter ended September 30, 2012, primarily due to differences in state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Revenues for the nine months ended September 30, 2013 increased $48.2 million to $1.0 billion or 5.0% compared to $964.5 million for the nine months ended September 30, 2012. The Company saw an increase in leads and closure in most categories. The higher sales resulted in growth across all service lines.

During the nine months ended September 30, 2013, commercial pest control revenue approximated 41% of the Company’s revenues, residential pest control revenue approximated 41% of revenues and termite and ancillary service revenue made up approximately 18% of the Company’s revenues. Comparing the nine month period ending September 30, 2013 and September 30, 2012, the Company’s commercial pest control revenues grew 4.3%, residential pest control revenue grew 6.2% and termite and ancillary services revenue grew 4.5%.

ROLLINS, INC. AND SUBSIDIARIES

Foreign operations accounted for approximately 8% of total revenues during each of the first nine months of 2013 and 2012.

Cost of Services provided

Cost of services provided for the nine months ended September 30, 2013, increased $26.5 million, or 5.5% compared to the nine months ended September 30, 2012. Gross margins year-to-date decreased to 49.5% compared to prior year’s gross margin of 49.8% due to the increase in material and supply costs and the substantial increase in TAEXX (tubes-in-the-wall) installs as well as the higher material and supply cost related to ancillary sales.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2013, increased $0.9 million to $29.7 million, an increase of 3.1%, decreasing 0.1 percentage points to 2.9% of revenue from 3.0% in 2012. The dollar increase was primarily due to amortization related to acquisitions that occurred over the previous 12 months.

Sales, General and Administrative

Sales, general and administrative expenses for the nine months ended September 30, 2013, increased $12.3 million, or 4.0% to 31.8% of revenues, decreasing from 32.1% in the prior year period due to the Company’s leveraging administrative and sales salaries over a higher revenue base, along with reductions in bad debt expense which more than offset increases in costs of professional services related to the Company’s commercial pricing initiative and higher advertising expense related to the Company’s new advertising campaign.

Interest (income)/expense

Interest (income)/expense for the period ended September 30, 2013 was $273 thousand income, an increase of $363 thousand from $90 thousand expense for the period ended September 30, 2012. The increase in interest income was due to increased cash balances in banks.

Income Taxes

Income taxes for the nine months ended September 30, 2013 increased to $55.0 million, a 3.5% increase from $53.2 million reported for the same period in 2012, and reflect increased pre-tax income over the prior year period. The effective tax rate was 36.6% for the nine months ended September 30, 2013 versus 37.6% for the nine months ended September 30, 2012 primarily due to differences in state tax rates and the release of a deferred tax liability.

Liquidity and Capital Resources
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $127.5 million and $120.1 million for the nine months ended September 30, 2013, and 2012, respectively.

The Company made contributions of $2.5 million and $2.3 million to its defined benefit retirement plans (the “Plans”) during the nine months ended September 30, 2013 and 2012, respectively.  The Company is considering making further contributions to the Plans of approximately $2.5 million during the fourth quarter of 2013. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2013.

The Company invested approximately $13.3 million in capital expenditures during the nine months ended September 30, 2013, compared to $11.8 million during the same period in 2012, and expects to invest approximately $4.0 million for the remainder of 2013. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the nine months ended September 30, 2013, the Company made expenditures for acquisitions totaling $12.1 million, compared to $10.5 million during the same period in 2012. A total of $39.4 million was paid in cash dividends ($0.27 per share) during the first nine months of 2013, compared to $35.1 million or ($0.24 per share) during the same period in 2012.

On October 22, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.09 per share payable December 10, 2013 to stockholders of record at the close of business November 9, 2013 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased 0.3 million shares at a weighted average price of $24.56 from the open market during the first nine months of 2013 compared to the repurchase of 0.8 million shares at a weighted average price of 20.93 during the first nine months of 2012. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of the Company’s common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. The remaining authorization under the existing share repurchase authorization as of September 30, 2013 is 5.0 million shares. The Company repurchased $5.3 million and $3.6 million of common stock for the nine months ended September 30, 2013 and 2012, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheets as of September 30, 2013 and December 31, 2012, include short-term unearned revenues of $100.1 million and $87.8 million, respectively, representing approximately 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $116.7 million of total cash and cash equivalents at September 30, 2013, is held at various banking institutions. Approximately $46.9 million is held in cash accounts at Canadian bank institutions and the remaining $69.8 million is primarily held in non-interest-bearing accounts at various domestic banks.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings, as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having little third-party debt to service. Rollins maintains adequate liquidity and capital resources without regard to its foreign deposits that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of September 30, 2013.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2013.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.   In addition, the Company defends employment related cases from time to time. John Maciel v. Orkin, Inc., et al. is a wage and hour related matter in which the plaintiffs are seeking certification of a class.  The Maciel lawsuit was filed in the Superior Court of Los Angeles County, California, and a class certification hearing has not been scheduled. The Company intends to vigorously contest certification.

Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC is also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  The ADM lawsuit, a matter related to a fumigation service, has been filed in the State Court in Lucas County, Ohio.  The plaintiffs are seeking damages for breach of contract and negligence.  The Company intends to vigorously defend itself through trial or arbitration, if necessary.  For further discussion, see Note 4 to the accompanying financial statements.

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

ROLLINS, INC. AND SUBSIDIARIES

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our statement that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2013 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2012.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

ROLLINS, INC. AND SUBSIDIARIES

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2013 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A. Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2013 were as follows:

Period	Total Number of shares Purchased	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (1)	Maximum number of shares that may yet be purchased under the repurchase plans (1)
July 1 to 31, 2013	—	$—	—	5,125,594
August 1 to 31, 2013	99,902	24.72	99,902	5,025,692
September 1 to 30, 2013	68,208	24.72	68,208	4,957,484
Total	168,110	$24.41	168,110	4,957,484

(1)    On July 24, 2012, the Board of Directors announced that it had authorized the repurchase of an additional 5.0 million shares of the Company’s common stock. The authorization for the repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 0.1 million shares authorized in the 2008 plan remained available to be repurchased by the Company at July 1, 2013.

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

ROLLINS, INC.
(Registrant)

Date: October 25, 2013	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2013	By:	/s/ Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

