Form 10-K
period 2013-12-31
ROLLINS INC
filed 2014-02-26
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file No. 1-4422

______________

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2170 Piedmont Road, N.E., Atlanta, Georgia	30324
(Address of principal executive offices)	(Zip Code)

_______________________

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2013 was $1,646,439,937 based on the reported last sale price of common stock on June 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 146,093,456 shares of Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.

Form 10-K

For the Year Ended December 31, 2013

PART I

Item 1. Business

General

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America and Australia with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

Western Pest Services (“Western”), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers focusing on the northeastern United States.

The Industrial Fumigant Company (“IFC”), a wholly-owned subsidiary of the Company founded in 1937, was acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

HomeTeam Pest Defense (“HomeTeam”), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014 subsequent to Rollins 2013 fiscal year end. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 27 and 28. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Common Stock Repurchase Program

At the July 2012 Board of Directors’ meeting, the Board authorized the purchase of 5.0 million shares of the Company’s common stock. The authorized share repurchases are in addition to the Company’s existing plan of which 298,183 shares remained available for repurchase as of July 24, 2012. During the years ended December 31, 2013 and 2012, the Company repurchased on the open market 0.3 million and 0.8 million shares at a weighted average price of $24.56 and $20.93, respectively. In total, there are 5.0 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

	(in thousands)
December 31,	2013	2012	2011
Backlog	$3,286	$2,876	$2,781

Orkin Franchises

The Company continues to expand its growth through Orkin’s franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin’s option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchise agreements also contain an optional buyback provision; however, the franchisee has the prior right of renewal of agreement. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

	At December 31,
Franchises	2013	2012	2011
United States Franchises	54	57	58
International Franchises	26	22	18
Total Franchises	80	79	76

Seasonality

The business of the Company is affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of the Company’s pest and termite control operations during such periods as evidenced by the following chart.

	Total Net Revenues
(in thousands)	2013	2012	2011
First Quarter	$299,714	$289,465	$271,643
Second Quarter	350,798	334,872	320,436
Third Quarter	362,155	340,179	323,929
Fourth Quarter	324,707	306,393	289,056
Year ended December 31,	$1,337,374	$1,270,909	$1,205,064

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services and TruTech competes favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab and Rentokil.

The principal methods of competition in the Company’s pest and termite control business are quality of service and guarantees, including service quality, and product availability, terms of guarantees, reputation for safety, technical proficiency and price.

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

The Company conducts tests of new products with the specific manufacturers of such products.  The Company also works closely with leading scientists, educators, industry consultants and suppliers to improve service protocols and materials.

Environmental and Regulatory Considerations

The Company’s pest control business is subject to various legislative and regulatory enactments that are designed to protect the environment, public health and consumers. Compliance with these requirements has not had a material negative impact on the Company’s financial position, results of operations or liquidity.

Federal Insecticide Fungicide and Rodentcide Act (“FIFRA”)

This federal law (as amended) grants to the states the responsibility to be the primary agent in enforcement and conditions under which pest control companies operate. Each state must meet certain guidelines of the Environmental Protection Agency in regulating the following: licensing, record keeping, contracts, standards of application, training and registration of products. This allows each state to institute certain features that set their regulatory programs in keeping with special interests of the citizens’ wishes in each state. The pest control industry is impacted by these federal and state regulations.

Food Quality Protection Act of 1996 (“FQPA”)

The FQPA governs the manufacture, labeling, handling and use of pesticides and does not have a direct impact on how the Company conducts its business.

Environmental Remediation

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as Superfund, is the primary Federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. Responsibilities governed by this statute include the management of hazardous substances, reporting releases of hazardous substances, and establishing the necessary contracts and agreements to conduct cleanup. Customarily, the parties involved will work with the EPA and under the direction of the responsible state agency to agree and implement a plan for site remediation. Consistent with the Company’s responsibilities under these regulations, the Company undertakes environmental assessments and remediation of hazardous substances from time to time as the Company determines its responsibilities for these purposes. As these situations arise, the Company accrues management’s best estimate of future costs for these activities. Based on management’s current estimates of these costs, management does not believe these costs are material to the Company’s financial condition or operating results.

Employees

The number of persons employed by the Company as of January 31, 2014 was approximately 10,650.

December 31,	2013	2012	2011
Employees	10,649	10,470	10,112

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our web site at www.rollins.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A. Risk Factors

We may not be able to maintain our competitive position in the pest control industry in the future.

We operate in a highly competitive industry. Our revenues and earnings may be affected by changes in competitors’ prices, and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are service quality, and product availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service is excellent, we cannot assure investors that we will be able to maintain our competitive position.

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

Acquisitions have been and may continue to be an important element of our business strategy. We cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We cannot assure investors that we will be able to integrate successfully the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

Our operations are affected by adverse weather conditions.

Our operations are directly impacted by the weather conditions across the United States and Canada. The business of the Company is affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company’s pest and termite control operations during such periods. The business of the Company is also affected by extreme weather such as drought which can greatly reduce the pest population for extended periods.

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

In the normal course of business, some of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged.  The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual year.

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

The Company’s Management Has a Substantial Ownership Interest; Public Stockholders May Have No Effective Voice In the Company’s Management

The Company has elected the “Controlled Company” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Company” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is the Vice Chairman and Chief Executive Officer, and a director of the Company and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Company,” the Company need not comply with certain NYSE rules.

Rollins, Inc.’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 57 percent of the Company’s outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

Item 1.B. Unresolved Staff Comments

None

Item 2. Properties.

The Company’s administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 500 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, the Rollins Customer Service Center located in Covington, Georgia, and the Pacific Division Administration and Training Center in Riverside, California. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

Item 3. Legal Proceedings.

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  In addition, the Company defends employment related cases from time to time. John Maciel v. Orkin, Inc., et al. is a wage and hour related matter in which the plaintiffs sought certification of a class.  The Maciel lawsuit was filed in the Superior Court of Los Angeles County, California, and has now been settled resulting in a dismissal of the suit with prejudice on January 28, 2014.

Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC was also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  This lawsuit has been settled resulting in a dismissal of the suit with prejudice on January 24, 2014. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4.A. Executive Officers of the Registrant.

Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next Annual Meeting of Stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Company and their ages, offices within the Company, and the dates from which they have continually served in their present offices with the Company.

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	82	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	69	Vice Chairman and Chief Executive Officer	7/24/2001
John Wilson (3)	56	President and Chief Operating Officer	1/23/2013
Harry J. Cynkus (4)	64	Senior Vice President, Chief Financial Officer and Treasurer	5/28/1998
Eugene Iarocci (5)	67	Vice President	2/22/2011
Bob Wanzer (6)	60	Vice President	2/22/2011
Tom Luczynski (7)	57	Secretary	5/4/2010

______________

(1)	R. Randall Rollins and Gary W. Rollins are brothers.
(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.
(4)	Harry J. Cynkus joined Rollins in 1998 as CFO and Corporate Treasurer, was named Vice President in 2009 and elevated to Senior Vice President in 2010. He began his career with Arthur Andersen & Co. in Boston and has held various financial and information technology positions with several companies throughout the U.S., including Tyco International, ARAMARK Services, Initial USA, Brach & Brock Confections and Mayer Electric Supply Co, Inc. His professional memberships include the American Institute of Certified Public Accountants and the Financial Executives Institute (FEI). He also previously served on FEI's National Committee on Finance and Information Technology.
(5)	Eugene Iarocci joined the Company in 2003 and has more than 20 years experience in multi-unit management with a number of service and manufacturing industries, including Union Carbide Corporation where he worked for 24 years. He has served as Region Manager in Louisiana, Division Vice President and President of Orkin's Atlantic Division. Mr. Iarocci was elevated to Vice President in 2011 and also serves as Orkin North America’s President.
(6)	Bob Wanzer joined the Company with the acquisition of HomeTeam Pest Defense in 2008. He joined HomeTeam Pest Defense as President in 1998, became Chief Operating Officer in 2003 and CEO in 2007. Prior to joining HomeTeam, Mr. Wanzer served as Regional Vice President and Regional Manager of Tru-Green / Chemlawn. Previously, Mr. Wanzer was employed as Regional General Manager for Emery Worldwide, a national provider of domestic and international airfreight delivery services. In addition, he has served on the Boards of Directors for both the Professional Pest Management Alliance and the National Pest Management Association. Mr. Wanzer was elevated to Vice President in 2011 and also serves as President of the Company’s Independent Brands and Corporate Administration.
(7)	Tom Luczynski assumed responsibilities as Corporate Secretary on May 4, 2010. Currently also serving as Vice President of Orkin international development, franchising and support services, Mr. Luczynski joined the Company in 1985 as manager of reporting and was promoted to Vice President of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various trade industry organization’s board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company’s common stock and dividends paid for each quarter in the years ended December 31, 2013 and 2012 were as follows:

STOCK PRICES AND DIVIDENDS

Rounded to the nearest $.01

			Dividends				Dividends
	Stock Price		Paid		Stock Price		Paid
2013	High	Low	Per Share	2012	High	Low	Per Share
First Quarter	$25.61	$22.34	$0.09	First Quarter	$23.04	$19.30	$0.08
Second Quarter	$26.09	$22.46	$0.09	Second Quarter	$22.48	$20.03	$0.08
Third Quarter	$27.99	$24.09	$0.09	Third Quarter	$24.41	$22.08	$0.08
Fourth Quarter	$30.63	$26.12	$0.18	Fourth Quarter	$23.80	$21.42	$0.20

As of January 31, 2014, there were 2,045 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 28, 2014 the Board of Directors approved a quarterly cash dividend per common share of $0.105 payable March 10, 2014 to stockholders of record at the close of business February 10, 2014. On October 22, 2013, the Board of Directors declared a special year-end dividend of $0.09 per share payable December 10, 2013 to stockholders of record at the close of business November 8, 2013. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the years ended December 31, 2013 and 2012, the Company repurchased on the open market 0.3 million and 0.8 million shares at a weighted average price of $24.56 and $20.93, respectively. In total, there remains 5.0 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2013	—	$—	—	4,957,484
November 1 to 30, 2013	—	$—	—	4,957,484
December 1 to 31, 2013	—	$—	—	4,957,484
Total	—	$—	—	4,957,484

There were no repurchases of the Company’s common stock during the fourth quarter ended December 31, 2013.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2008	2009	2010	2011	2012	2013
Rollins, Inc.	100.00	108.43	169.42	193.37	195.59	273.52
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Index	100.00	123.79	145.00	162.52	207.59	271.46

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6. Selected Financial Data.

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

All earnings per share and dividends per share have been adjusted for the 2010 three-for-two stock split effective December 10, 2010.

STATEMENT OF OPERATIONS DATA:

	(in thousands except per share data)
Years ended December 31,	2013	2012	2011	2010	2009
Revenues	$1,337,374	$1,270,909	$1,205,064	$1,136,890	$1,073,958
Income Before Income Taxes	191,606	176,642	161,096	143,545	126,291
Net Income	123,330	111,332	100,711	90,002	83,984
Earnings Per Share - Basic:	0.84	0.76	0.69	0.61	0.56
Earnings Per Share - Diluted:	0.84	0.76	0.69	0.61	0.56
Dividends paid per share	0.45	0.44	0.28	0.24	0.19
OTHER DATA:
Net cash provided by operating activities	$162,665	$141,919	$154,647	$124,053	$110,846
Net cash used in investing activities	(30,790)	(42,693)	(29,154)	(47,645)	(26,562)
Net cash used in financing activities	(75,653)	(80,989)	(99,427)	(65,497)	(89,753)
Depreciation	14,415	15,212	15,112	15,975	15,874
Amortization of intangible assets	25,156	23,443	22,391	20,433	21,295
Capital expenditures	$(18,632)	$(19,040)	$(18,652)	$(13,036)	$(15,740)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$272,442	$205,992	$175,822	$151,021	$120,530
Total assets	739,217	692,506	645,650	619,014	566,496
Line of credit	—	—	—	26,000	30,000
Stockholders' equity	$438,255	$354,956	$323,997	$297,970	$264,566
Number of shares outstanding at year-end	145,864	146,015	146,251	147,181	148,357

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

The Company

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America and Australia with international franchises in Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

				% better/(worse) as
	(in thousands)			compared to prior year
Years ended December 31,	2013	2012	2011	2013	2012
Revenues	$1,337,374	$1,270,909	$1,205,064	5.2%	5.5%
Cost of services provided	678,459	647,578	616,842	(4.8)	(5.0)
Depreciation and amortization	39,571	38,655	37,503	(2.4)	(3.1)
Sales, general and administrative	428,288	407,488	388,710	(5.1)	(4.8)
(Gain)/loss on sales/impairment of assets, net	(165)	(468)	405	(64.7)	215.6
Pension Settlement	—	1,000	—	N/M	N/M
Interest (income)/expense	(385)	14	508	N/M	97.2
Income before income taxes	191,606	176,642	161,096	8.5	9.7
Provision for income taxes	68,276	65,310	60,385	(4.5)	(8.2)
Net income	123,330	111,332	100,711	10.8%	10.5%

General Operating Comments

The year 2013 marked the Company’s 16th consecutive year of reporting improved results of revenue and profit. In 2013 the Company’s revenue grew 5.2%, with growth in all lines of service. The Company’s revenue from bed bug service offering grew over 20% for the year and HomeTeam’s TAEXX homebuilder installations rose almost 36%. We have also expanded Orkin’s international franchise portfolio to a total of 26 international franchises in 9 regions. Further in February 2014 we expanded our international footprint by acquiring Allpest WA located in Perth, Australia.

Management is pleased with the 2013 accomplishments and recognizes many opportunities to improve our business in the future. We feel we have a premium brand in Orkin® that is recognized around the world, as well as other brands that are well known in their respective markets. We will continue to look for better ways to do what we do in providing our customers with premiere service that addresses their pest control needs.

Results of Operations—2013 Versus 2012

Overview

The Company’s gross margin increased to 49.3% for 2013 from 49.0% in 2012. Sales, general and administrative expense decreased in 2013 to 32.0% of revenue versus 32.1% in 2012. The Company remained flat in its depreciation and amortization margin in 2013 at 3.0% in 2013 and 2012. The Company had net income of $123.3 million in 2013 compared to $111.3 million in 2012, a 10.8% increase. Net profit margin improved to 9.2% in 2013 from 8.8% in 2012.

Revenues

Revenues for the year ended December 31, 2013 were $1.337 billion, an increase of $66.4 million or 5.2% from 2012 revenues of $1.271 billion. Commercial pest control represented approximately 41% of the Company’s business in 2013 and grew 4.9% in 2013 due to increases in sales and bed bug revenues. Residential pest control represented approximately 41% of the Company’s business and increased 6.1% driven by increased leads, closure and pricing as well as increased capture of TAEXX homebuilder installations and bed bug revenues. The Company’s termite business, which represented approximately 17% of the Company’s revenue, grew 4.5% in 2013 due to increases in ancillary service sales as well as the Company’s expanded sales force and price improvement.

The Company implemented its traditional price increase program in June 2013 which had a positive impact on the year’s revenue. Less than 2.0% of the Company’s revenue increase came from pricing actions. Nearly 80% of the Company’s revenue was recurring in 2013 and 2012.

The Company’s foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2013 and 2012. The Company established new franchises in Guam, Iraq, Trinidad and Tobago and St. Lucia in 2013 for a total of 26 international franchises at December 31, 2013 with 22 at December 31, 2012. Orkin had 80 and 79 total domestic and international franchises at December 31, 2013 and 2012, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2013 cost of services provided increased $30.9 million or 4.8%, compared to the twelve months ended December 31, 2012. Gross margin for the year was 49.3% for 2013 and 49.0% for 2012. While most costs increased during the year due to the Company’s early 2013 and late 2012 acquisitions, service salaries, personnel related costs and materials and supplies increased due to increased sales, increased TAEXX installations and higher group medical insurance premiums. These costs were partially offset by lower insurance and claims costs.

Depreciation and Amortization

For the twelve months ended December 31, 2013, depreciation and amortization increased $0.9 million, or 2.4% compared to the twelve months ended December 31, 2012. The increase is due to amortization of intangible assets acquired in late 2012 and early 2013 partially offset by several fixed and intangible assets being fully depreciated or amortized.

Sales, General and Administrative

For the twelve months ended December 31, 2013, sales, general and administrative (SG&A) expenses increased $20.8 million, or 5.1% compared to the twelve months ended December 31, 2012 representing 32.0% of revenues compared to 32.1% of revenues in the prior year. As a percentage of revenues, SG&A decreased due to reduced salaries as a percentage of revenues as the Company continues to maximize efficiency in its workforce and bad debt expense as the Company continues its focus on collections. The reductions as a percentage of SG&A are partially offset by increases in professional services due to timing of various information technology projects and higher advertising expenses due to the Company’s new ad campaigns.

Interest (Income)/Expense, Net

Interest (income)/expense, net for the year ended December 31, 2013 was $0.4 million income, an increase of $0.4 million compared to $14 thousand expense in 2012. Interest income for the year is due to interest received on cash balances in the Company’s various cash accounts.

(Gain)/loss on Sales/Impairment of assets, Net

(Gain)/loss on sales/impairment of assets, net decreased to $0.2 million gain for the year ended December 31, 2013 compared to $0.5 million gain in 2012. The Company recognized gains from the sale of owned vehicles and property in 2013 and 2012.

Taxes

The Company’s effective tax rate was 35.6% in 2013 compared to 37.0% in 2012, due primarily to differences in state tax rates and foreign income taxes and the release of certain deferred tax liabilities.

Results of Operations—2012 Versus 2011

Overview

The Company’s gross margin increased slightly to 49.0% for 2012 from 48.8% in 2011. Sales, general and administrative expense decreased in 2012 to 32.1% of revenue versus 32.3% in 2011. The Company experienced a reduction in its depreciation and amortization margin to 3.0% in 2012 versus 3.1% in 2011 due to several assets being fully depreciated, partially offset by amortization of intangible assets acquired in 2011. The Company had net income of $111.3 million compared to $100.7 million in 2011, a 10.5% increase. Net profit margin improved to 8.8% in 2012 from 8.4% in 2011.

Revenues

Revenues for the year ended December 31, 2012 were $1.3 billion, an increase of $65.8 million or 5.5% from 2011 revenues of $1.2 billion. Commercial pest control represented approximately 41.0% of the Company’s business in 2012 and grew 3.7% in 2012 due to increases in sales, bed bug revenues and revenues from 2011 acquisitions. Residential pest control represented approximately 41.0% of the Company’s business and increased 8.0% driven by increased leads, closure and pricing. The Company’s termite business, which represented approximately 18.0% of the Company’s revenue, grew 4.0% in 2012 due to increases in ancillary services sales as well as the Company’s expanded sales force and price increases.

The Company’s foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2012 and 2011. The Company established new franchises in Mexico, China, Turks and Caicos Islands and Chile for a total of 22 and 18 international franchises at December 31, 2012 and 2011, respectively. Orkin had 79 and 76 total domestic and international franchises at December 31, 2012 and 2011, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2012 cost of services provided increased $30.8 million or 5.0%, compared to the twelve months ended December 31, 2011. Gross margin for the year was 49.0% for 2012 and 48.8% for 2011. While all costs increased during the year due to the Company’s early 2012 and late 2011 acquisitions, insurance and claims expense increased but was partially offset by lower termite provision claims and telephone costs were down marginally due to cost controls, partially offset by higher personnel related costs including payroll taxes and group premiums.

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

Interest Expense, Net

Interest expense, net for the year ended December 31, 2012 was $14 thousand, a decrease of $0.5 million compared to $0.5 million in 2011 due to the pay-off of the remainder of the Company’s outstanding borrowings in 2011.

Pension Settlement

Management terminated its wholly-owned subsidiary’s (Waltham Services, LLC) salaried pension plan and recorded a settlement loss, which resulted in an additional expense of $1.0 million for the year ended December 31, 2012.

(Gain)/loss on Sales/Impairment of assets, Net

(Gain)/Loss on Sales/Impairment of assets, net increased to $0.5 million gain for the year ended December 31, 2012 compared to $0.4 million loss in 2011. The Company recognized gains from the sale of owned vehicles and property in Canada in 2012 while recognizing impairment on software related to terminated projects for approximately $0.5 million in 2011.

Taxes

The Company’s effective tax rate was 37.0% in 2012 compared to 37.5% in 2011, due primarily to differences in state tax rates.

Liquidity and Capital Resources

Cash and Cash Flow

The Company’s cash and cash equivalents at December 31, 2013, 2012, and 2011 were $118.2 million, $65.1 million and $46.3 million, respectively.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2013	2012	2011
Net cash provided by operating activities	$162,665	$141,919	$154,647
Net cash used in investing activities	(30,790)	(42,693)	(29,154)
Net cash provided by (used in) financing activities	(75,653)	(80,989)	(99,427)
Effect of exchange rate changes on cash	(3,088)	570	(704)
Net increase in cash and cash equivalents	$53,134	$18,807	$25,362

Cash Provided by Operating Activities

The Company’s operations generated cash of $162.7 million for the year ended December 31, 2013 primarily from net income of $123.3 million, compared with cash provided by operating activities of $141.9 million in 2012 and $154.6 million in 2011. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $5.0 million to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2013 and $5.2 million and $4.9 million during the years ended December 31, 2012 and 2011, respectively, as a result of the Plans’ funding status. The Company is considering making contributions to its Plans of approximately $3.3 million during fiscal 2014. In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $30.8 million on investing activities for the year ended December 31, 2013 compared to $42.7 million and $29.2 million during 2012 and 2011, respectively, and of that, invested approximately $18.6 million in capital expenditures during 2013 compared to $19.0 million and $18.7 million during 2012 and 2011, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $15.0 million and $20.0 million in 2014 in capital expenditures. During 2013, the Company’s subsidiaries acquired several small companies totaling $12.6 million compared to $25.0 million in acquisitions during 2012 and $11.4 million in 2011. The expenditures for the Company’s acquisitions were funded with cash on hand. The Company continues to seek new acquisitions.

Cash Provided by Financing Activities

The Company used cash of $75.7 million on financing activities for the year ended December 31, 2013 compared to $81.0 million and $99.4 million during 2012 and 2011, respectively. A total of $65.7 million was paid in cash dividends ($0.45 per share) during the year ended December 31, 2013 including a special dividend paid in December 2013 of $0.09 per share, compared to $64.3 million ($0.44 per share) during the year ended December 31, 2012 including a special dividend paid in December 2012 of $0.12 per share and $41.1 million ($0.28 per share) in 2011.

The Company used $8.4 million to repurchase on the open market 0.3 million shares of its common stock at a weighted average price of $24.56 per share during 2013 compared to $16.4 million to purchase 0.8 million shares at an average price of $20.93 in 2012 and $27.2 million to purchase 1.5 million shares at a weighted average price of $18.68 in 2011. There remains 5.0 million shares authorized to be repurchased under prior Board approval. In addition to the shares purchased on the open market, the Company repurchased $5.3 million, $3.5 million and $3.0 million of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $118.2 million of total cash at December 31, 2013, is primarily cash held at various banking institutions. Approximately $51.0 million is held in cash accounts at international bank institutions and the remaining $67.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having little third-party debt to service. Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. As of December 31, 2013, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $30.1 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2017, subject to optional annual extensions on the next two anniversaries of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•

the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

•	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2013, the additional rate allocated was .75%.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed certain limits.

The Company remained in compliance with applicable debt covenants at December 31, 2013 and expects to maintain compliance throughout 2014.

Litigation

For discussion on the Company’s legal contingencies, see note 12 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	$6,496	$4,018	$2,291	$187	$—
Non-cancelable operating leases	75,195	27,550	26,916	12,194	8,535
Unrecognized Tax Positions (1)	515	—	515	—	—
Total (2)	$82,206	$31,568	$29,722	$12,381	$8,535

(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2013.
(2)	Minimum pension funding requirements are not included as funding will not be required. The Company is considering making contributions to its pension plans of approximately $3.3 million during 2014.

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

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company’s business practices. However, it is not possible to precisely predict future significant claims. Accruals for termite contracts are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

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

Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 “Contingencies,” Management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liabilities may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Defined benefit pension plans — In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through June 2005. The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum in December 2012. The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan to the Company’s financial statements. The Company accounts for these defined benefit plans in accordance with FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets is 7% which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 5.20% as of December 31, 2013 compared to 4.17% in 2012 and 5.01% in 2011. A lower discount rate increases the present value of benefit obligation.

As set forth in note 13 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2013, the defined benefit plans were over-funded and the recorded change within accumulated other comprehensive income increased stockholders’ equity by $45.7 million before tax and $28.1 million after tax.

New Accounting Standards

Recently adopted accounting standards

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This standard provides new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance was effective as of the beginning of our 2013 fiscal year. Adoption of this new guidance did not have an impact on the 2013 impairment test results.

Recently issued accounting standards to be adopted in 2014

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

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management’s belief that environmental remediation costs estimated to be incurred are not material to the Company’s financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company’s belief that such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity; the Company’s expectation to continue its payment of cash dividends; the adequacy of the Company’s resources and borrowings to fund operations and obligations; management’s belief that any additional pension plan contributions will not have a material effect on the Company’s financial position, results of operation or liquidity; the Company’s projected 2014 capital expenditures; the plans to expand Orkin’s franchise program and to grow in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions; the Company’s expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2014; the impact and amount of the Company’s contractual obligations; management’s expectations regarding termite claims and factors that impact future costs from those claims; the expected cost of termite renewals; the expected collectability of accounts receivable; expected tax consequences; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company’s financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $30.1 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations or financial position going forward.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2013, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 25.

/s/ Gary W. Rollins	/s/ Harry J. Cynkus
Gary W. Rollins Vice Chairman and Chief Executive Officer	Harry J. Cynkus Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Rollins, Inc.

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Shareholders

Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 26, 2014

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Rollins, Inc. and Subsidiaries (in thousands except share information)
December 31,	2013	2012
ASSETS
Cash and cash equivalents	$118,216	$65,082
Trade receivables, net of allowance for doubtful accounts of $9,078 and $8,211, respectively	72,849	68,920
Financed receivables, short-term, net of allowance for doubtful accounts of $1,777 and $1,842, respectively	12,220	11,823
Materials and supplies	12,251	11,847
Deferred income taxes	39,518	33,338
Other current assets	19,388	14,982
Total Current Assets	274,442	205,992
Equipment and property, net	87,215	82,263
Goodwill	211,847	212,477
Customer contracts, net	101,457	113,400
Other intangible assets, net	27,112	28,389
Deferred income taxes	4,544	26,841
Financed receivables, long-term, net of allowance for doubtful accounts of $1,423 and $1,408, respectively	11,608	11,681
Prepaid pension	7,113	—
Other assets	13,879	11,463
Total Assets	$739,217	$692,506
LIABILITIES
Accounts payable	23,194	24,854
Accrued insurance	25,631	24,164
Accrued compensation and related liabilities	66,175	60,042
Unearned revenue	91,014	87,753
Other current liabilities	29,778	31,603
Total current liabilities	235,792	228,416
Accrued insurance, less current portion	28,245	31,283
Accrued pension	691	43,271
Long-term accrued liabilities	36,234	34,580
Total Liabilities	300,962	337,550
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, respectively, 145,864,443 and 146,015,082 shares issued, respectively	145,864	146,015
Paid-in-capital	53,765	45,156
Accumulated other comprehensive loss	(31,771)	(56,967)
Retained earnings	270,397	220,752
Total Stockholders' Equity	438,255	354,956
Total Liabilities and Stockholders' Equity	$739,217	$692,506

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries (in thousands except per share data)
Years ended December 31,	2013	2012	2011
REVENUES
Customer services	$1,337,374	$1,270,909	$1,205,064

COSTS AND EXPENSES
Cost of services provided	678,459	647,578	616,842
Depreciation and amortization	39,571	38,655	37,503
Sales, general and administrative	428,288	407,488	388,710
(Gain)/loss on sales/impairment of assets, net	(165)	(468)	405
Pension settlement loss	—	1,000	—
Interest (income)/expense	(385)	14	508
	1,145,768	1,094,267	1,043,968
INCOME BEFORE INCOME TAXES	191,606	176,642	161,096
PROVISION FOR INCOME TAXES
Current	67,920	67,180	59,601
Deferred	356	(1,870)	784
	68,276	65,310	60,385
NET INCOME	$123,330	$111,332	$100,711
INCOME PER SHARE - BASIC	$0.84	$0.76	$0.69
INCOME PER SHARE - DILUTED	$0.84	$0.76	$0.69
Weighted average shares outstanding - basic	146,081	146,299	146,882
Weighted average shares outstanding - diluted	146,081	146,306	146,946
DIVIDENDS PAID PER SHARE	$0.45	$0.44	$0.28

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Rollins, Inc. and Subsidiaries (in thousands)
Years ended December 31,	2013	2012	2011

NET INCOME	$123,330	$111,332	$100,711
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(2,906)	656	(708)
Pension and other postretirement benefit plans	28,102	(9,533)	(14,892)
Other comprehensive loss	25,196	(8,877)	(15,600)
Comprehensive earnings	$148,526	$102,455	$85,111

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Rollins, Inc. and Subsidiaries
(In thousands)
				Accumulated
				Other
	Common Stock		Paid-	Comprehensive	Retained
	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2010	147,181	$147,181	$27,816	$(32,490)	$155,463	$297,970
Net Income					100,711	100,711
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(14,892)		(14,892)
Foreign Currency Translation Adjustments				(708)		(708)
Cash Dividends					(41,110)	(41,110)
Common Stock Purchased (1)	(1,458)	(1,458)			(25,782)	(27,240)
Stock Compensation	595	595	6,960			7,555
Employee Stock Buybacks and Common Stock Options Exercised	(67)	(67)	(2,838)			(2,905)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			4,616			4,616
Balance at December 31, 2011	146,251	$146,251	$36,554	$(48,090)	$189,282	$323,997
Net Income					111,332	111,332
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				(9,533)		(9,533)
Foreign Currency Translation Adjustments				656		656
Cash Dividends					(64,282)	(64,282)
Common Stock Purchased (1)	(782)	(782)			(15,580)	(16,362)
Stock Compensation	684	684	8,810			9,494
Employee Stock Buybacks and Common Stock Options Exercised	(138)	(138)	(3,439)			(3,577)
Excess Tax Benefit on Restricted Stock, Dividend Compensation and Non-Qualified Stock Options			3,231			3,231
Balance at December 31, 2012	146,015	$146,015	$45,156	$(56,967)	$220,752	$354,956
Net Income					123,330	123,330
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment				28,102		28,102
Foreign Currency Translation Adjustments				(2,906)		(2,906)
Cash Dividends					(65,658)	(65,658)
Common Stock Purchased (1)	(341)	(341)			(8,027)	(8,368)
Stock Compensation	407	407	10,020			10,427
Employee Stock Buybacks and Common Stock Options Exercised	(217)	(217)	(5,133)			(5,350)
Excess Tax Benefit on Restricted Stock, Dividend Compensation			3,722			3,722
Balance at December 31, 2013	145,864	$145,864	$53,765	$(31,771)	$270,397	$438,255

(1) Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rollins, Inc. and Subsidiaries (in thousands)
Years ended December 31,	2013	2012	2011
OPERATING ACTIVITIES
Net Income	$123,330	$111,332	$100,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,571	38,655	37,503
Pension Settlement	—	1,000	—
Provision for deferred income taxes	356	(1,870)	784
Stock based compensation expense	10,427	9,494	7,555
(Gain)/loss on sales/impairments of assets, net	(165)	(468)	405
Excess tax benefits from share-based payments	(3,722)	(3,231)	(2,367)
Provision for bad debts	10,388	11,095	8,879
Other, net	(102)	(113)	(762)
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(13,617)	(16,438)	(10,663)
Financed receivables	(950)	(1,453)	(1,855)
Materials and supplies	(118)	(655)	837
Other current assets	(4,613)	(1,469)	5,457
Other non-current assets	(1,343)	286	1,894
Accounts payable and accrued expenses	4,918	(2,175)	5,695
Unearned revenue	3,561	1,935	(59)
Accrued insurance	(1,572)	6,087	3,487
Pension funding	(5,000)	(5,203)	(4,900)
Long-term accrued liabilities	1,316	(4,890)	2,046
Net cash provided by operating activities	162,665	141,919	154,647
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(12,632)	(25,030)	(11,410)
Purchase of equipment and property	(18,632)	(19,040)	(18,652)
Cash from sales of franchises	102	322	149
Proceeds from sales of assets	372	1,055	759
Net cash used in investing activities	(30,790)	(42,693)	(29,154)
FINANCING ACTIVITIES
Payments on line of credit borrowings	—	—	(26,000)
Cash paid for common stock purchased	(13,723)	(19,938)	(30,215)
Dividends paid	(65,658)	(64,282)	(41,110)
Book overdrafts in bank accounts	—	—	(4,500)
Proceeds received upon exercise of stock options	6	—	69
Principal payments on capital lease obligations	—	—	(38)
Excess tax benefits from share-based payments	3,722	3,231	2,367
Net cash used in financing activities	(75,653)	(80,989)	(99,427)
Effect of exchange rate changes on cash	(3,088)	570	(704)
Net increase in cash and cash equivalents	53,134	18,807	25,362
Cash and cash equivalents at beginning of year	65,082	46,275	20,913
Cash and cash equivalents at end of year	$118,216	$65,082	$46,275
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$123
Cash paid for income taxes, net	$69,354	$62,998	$51,983

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were $45.7 million, $(15.4) million, and $(24.5) million in 2013, 2012, and 2011, respectively.

Business Combinations —There were $3.3 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2013, $3.0 million in 2012 and $0.8 million for 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012, and 2011, Rollins, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico. Services are performed through a contract that specifies service frequency and the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers, either directly or indirectly through franchises, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada's largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

Western Pest Services (“Western”), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers focusing on the northeastern United States.

The Industrial Fumigant Company (“IFC”), a wholly-owned subsidiary of the Company founded in 1937, was acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

HomeTeam Pest Defense (“HomeTeam”), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. The Company’s results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

Principles of Consolidation— The Company’s Consolidated Financial Statements include the accounts of Rollins, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company does not consolidate the financial statements of any company in which it has an ownership interest of 50% or less. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity. The Company reclassified certain prior period amounts, none of which were material, to conform to the current period presentation. All material intercompany accounts and transactions have been eliminated.

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 26, 2014, there were no subsequent events that would affect the Company’s financial statements.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014 subsequent to Rollins 2013 fiscal year end. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional residential, commercial and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

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

Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

The Company’s foreign operations accounted for approximately 8% of revenues for each of the years ended December 31, 2013, 2012 and 2011.

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

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2013, 2012 and 2011.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2013	2012	2011
(in thousands)
Advertising	$55,282	$48,909	$46,081

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value. At times, cash and cash equivalents may exceed federally insured amounts.

The Company’s $118.2 million of total cash at December 31, 2013, is primarily cash held at various banking institutions. Approximately $51.0 million is held in cash accounts at international bank institutions and the remaining $67.2 million is primarily held in non-interest-bearing accounts at various domestic banks.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having little third-party debt to service. Rollins maintains adequate liquidity and capital resources without regard to its foreign deposits that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future.

At December 31,	2013	2012
(in thousands)
Cash held in foreign bank accounts	$51,012	$40,933

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2013 and 2012. See note 13 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes-The Company provides for income taxes based on FASB ASC topic 740 "Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

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

	Years ended December 31,
(in thousands)	2013	2012	2011
Depreciation	$14,415	$15,212	$15,112

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

Impairment of Long-Lived Assets - In accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including customer contracts and assets that may be subject to a management plan for disposition.

Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events.

Accrual for Termite Contracts—The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future costs include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company’s business practices. However, it is not possible to precisely predict future significant claims. An accrual for termite contracts is included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with FASB ASC Topic 450 “Contingencies,” management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Earnings Per Share - FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See note 14 for further information on restricted stock granted to employees.

The basic and diluted calculations differ as a result of the dilutive effect of stock options included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data):

Years Ended December 31,	2013	2012	2011
Net income	$123,330	$111,332	$100,711
Less: Dividends paid
Common Stock	(64,571)	(63,120)	(40,383)
Restricted shares of common stock	(1,087)	(1,162)	(727)
Undistributed earnings for the period	$57,672	$47,050	$59,601

Allocation of undistributed earnings:
Common stock	$56,663	$46,150	$58,497
Restricted shares of common stock	1,009	900	1,104

Diluted allocation of undistributed earnings:
Common stock	$56,663	$46,150	$58,498
Restricted shares of common stock	1,009	900	1,103

Basic shares outstanding:
Common stock	143,526	143,499	144,162
Restricted shares of common stock	2,555	2,800	2,720
	146,081	146,299	146,882
Diluted shares outstanding:
Common stock	143,526	143,499	144,162
Dilutive effect of stock options		7	64
	143,526	143,506	144,226
Restricted shares of common stock	2,555	2,800	2,720
	146,081	146,306	146,946

Basic earnings per share
Common stock:
Distributed earnings	$0.45	$0.44	$0.28
Undistributed earnings	0.39	0.32	0.41
	$0.84	$0.76	$0.69
Restricted shares of common stock
Distributed earnings	$0.43	$0.42	$0.27
Undistributed earnings	0.39	0.32	0.41
	$0.82	$0.74	$0.68
Total shares of common stock
Distributed earnings	$0.45	$0.44	$0.28
Undistributed earnings	0.39	0.32	0.41
	$0.84	$0.76	$0.69
Diluted earning per share:
Common stock:
Distributed earnings	$0.45	$0.44	$0.28
Undistributed earnings	0.39	0.32	0.41
	$0.84	$0.76	$0.69
Restricted shares of common stock
Distributed earnings	$0.43	$0.42	$0.27
Undistributed earnings	0.39	0.32	0.41
	$0.82	$0.74	$0.68
Total shares of common stock
Distributed earnings	$0.45	$0.44	$0.28
Undistributed earnings	0.39	0.32	0.41
	$0.84	$0.76	$0.69

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

Stock-Based Compensation— The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.” Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan. The Company’s stock options generally vest over a five-year period and expire ten years from the issuance date.

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

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 54, 57 and 58 domestic franchises as of December 31, 2013, 2012 and 2011, respectively. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises were $4.1 million at December 31, 2013 and $5.1 million at December 31, 2012. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized net gains of $0.2 million, $0.5 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively for the sale of customer contracts. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees were $2.9 million, $3.0 million and $2.9 million at December 31, 2013, 2012 and 2011, respectively.

Royalties from franchises are accrued and recognized in accordance with FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis. Revenue from franchises was $3.9 million for the year ended December 31, 2013 and $3.7 million and 3.4 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2013, 2012 and 2011, Orkin had 26, 22 and 18 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises was $1.2 million, $2.1 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

New Accounting Standards

Recently adopted accounting standards

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This standard provides new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance was effective as of the beginning of our 2013 fiscal year. Adoption of this new guidance did not have an impact on the 2013 impairment test results.

Recently issued accounting standards to be adopted in 2014 or later

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

The Company has made several acquisitions that are not material individually or in total to the Company’s consolidated financial statements during the years ended December 31, 2013, 2012 and 2011.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014 subsequent to Rollins 2013 fiscal year end. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

3.	DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. As of December 31, 2013, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $30.1 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2017, subject to optional annual extensions on the next two anniversaries of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

•	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2013, the additional rate allocated was .75%.

The Revolving Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting the Company’s ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Revolving Credit Agreement contains financial covenants restricting the Company’s ability to permit the ratio of the Company’s consolidated debt to EBITDA to exceed certain limits.

The Company remained in compliance with applicable debt covenants at December 31, 2013 and expects to maintain compliance throughout 2014.

4.	TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2013	2012
(in thousands)
Gross Trade Receivables, short-term	$81,927	$77,131
Allowance for Doubtful Accounts	(9,078)	(8,211)
Net Trade Receivables	$72,849	$68,920

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.	FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s beacon/credit bureau score. Rollins requires potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score the Company may accept with 100% financing or require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

At December 31,	2013	2012
(in thousands)
Gross Financing Receivables, short-term	$13,997	$13,665
Gross Financing Receivables, long-term	13,031	13,089
Allowance for Doubtful Accounts	(3,200)	(3,250)
Net Financing Receivables	$23,828	$23,504

Total financing receivables, net were $23.8 million and $23.5 million at December 31, 2013 and December 31, 2012, respectively. Financing receivables are charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 2.7% and 2.6% for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2013, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

Included in financing receivables are notes receivable from franchise owners. These notes are low risk as the repurchase of these franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin, Inc., and the repurchase price of the franchise is currently estimated and have historically been well above the receivable due from the franchise owner.

The carrying amount of financing receivables approximates fair value as the interest rates approximate market rates for these types of contracts. Long-term financing receivables, net were $11.6 million and $11.7 million at December 31, 2013 and 2012, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows:

At December 31,	2013	2012
(in thousands)
Balance, beginning of period	$3,250	$3,000
Additions to allowance	626	906
Deductions, net of recoveries	(676)	(656)
Balance, end of period	$3,200	$3,250

The following is a summary of the past due financing receivables:

December 31,	2013	2012
(in thousands)
30-59 days past due	$1,185	$563
60-89 days past due	251	190
90 days or more past due	355	331
Total	$1,791	$1,084

The following is a summary of percentage of gross financing receivables:

December 31,	2013	2012
Current	93.4%	95.9%
30-59 days past due	4.4%	2.1%
60-89 days past due	0.8%	0.7%
90 days or more past due	1.4%	1.3%
Total	100.0%	100.0%

6.	EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2013	2012
(in thousands)
Buildings	$46,574	$45,527
Operating Equipment	90,793	79,411
Furniture and Fixtures	13,477	12,479
Computer Equipment and Systems	56,564	54,501
	207,408	191,918
Less—Accumulated Depreciation	(144,877)	(134,368)
	62,531	57,550
Land	24,684	24,713
Net equipment and property	$87,215	$82,263

Included in equipment and property, net at December 31, 2013 and 2012, are fixed assets held in foreign countries of $1.9 million, and $2.3 million, respectively.

Total depreciation expense was approximately $14.4 million in 2013, $15.2 million in 2012 and $15.1 million in 2011.

7.	FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable, and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in note 13.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2013.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$480	$480	$—	$—
Total	$480	$480	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2012.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$50	$50	$—	$—
Total	$50	$50	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

At December 31, 2013 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $37.2 million. The cash surrender value of these life insurance policies had a net realizable value of $11.5 million and $11.2 million at December 31, 2013 and 2012, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $13.7 million and $11.3 million at December 31, 2013 and 2012, respectively.

8.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $211.8 million as of December 31, 2013 and $212.5 million as of December 31, 2012. Goodwill decreased for the year ended December 31, 2013 due primarily to currency conversion of Canadian goodwill partially offset by acquisitions. The carrying amount of goodwill in foreign countries was $9.2 million as of December 31, 2013 $9.8 million as of December 31, 2012. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2013 and 2012 are as follows:

(in thousands)
Goodwill at December 31, 2011	$211,019
Goodwill acquired	1,237
Goodwill adjustments due to currency translation	221
Goodwill at December 31, 2012	$212,477
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	40
Goodwill adjustments due to currency translation	(670)
Goodwill at December 31, 2013	$211,847

9.	CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with FASB ASC Topic 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 8 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2013	2012
(in thousands)
Customer contracts	$226,717	$217,384
Less: Accumulated amortization	(125,260)	(103,984)
Customer contracts, net	$101,457	$113,400

The carrying amount of customer contracts in foreign countries was $6.3 million as of December 31, 2013 and $5.4 million as of December 31, 2012.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2013	2012
(in thousands)
Other intangible assets	$36,352	$35,515
Less: Accumulated amortization	(9,240)	(7,126)
Other intangible assets, net	$27,112	$28,389

The carrying amount of other intangible assets in foreign countries was $0.4 million as of December 31, 2013 and $0.1 million as of December 31, 2012.

Included in the table above are trademarks and tradenames of $14.8 million and $15.3 million at December 31, 2013 and 2012, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets of $12.6 million at December 31, 2013 and 2012, respectively.

December 31,	2013	2012
(in thousands)
Customer contracts, net	$101,457	$113,400
Other intangible assets, net	27,112	28,389
Customer contracts and other intangible assets, net	$128,569	$141,789

Total amortization expense was approximately $25.2 million in 2013, $23.4 million in 2012 and $22.4 million in 2011.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)

2014	$22,630
2015	19,978
2016	17,211
2017	15,582
2018	12,094

10.	INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2013	2012	2011
(in thousands)
Current:
Federal	$54,778	$54,815	$48,505
State	9,259	8,717	7,723
Foreign	3,883	3,648	3,373
Deferred:
Federal	(468)	(2,326)	191
State	730	484	528
Foreign	94	(28)	65
Total income tax provision	$68,276	$65,310	$60,385

The primary factors causing income tax expense to be different than the federal statutory rate for 2013, 2012 and 2011 are as follows:

For the years ended December 31,	2013	2012	2011
(in thousands)
Income tax at statutory rate	$67,063	$61,825	$56,384
State income tax expense (net of federal benefit)	6,498	5,835	5,477
Foreign tax benefit	(2,661)	(2,560)	(2,109)
Other	(2,624)	210	633
Total income tax provision	$68,276	$65,310	$60,385

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

The Provision for Income Taxes resulted in an effective tax rate of 35.6% on Income Before Income Taxes for the year ended December 31, 2013. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and the release of certain deferred tax liabilities.

For 2012 and 2011 the effective tax rate was 37.0% and 37.5%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes.

During 2013, 2012, and 2011, the Company paid income taxes of $69.4 million, $63.0 million and $52.0 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2013	2012
(in thousands)
Deferred tax assets:
Termite accrual	$2,738	$2,288
Insurance and contingencies	26,171	25,841
Unearned revenues	14,692	14,413
Compensation and benefits	14,100	11,984
Pension liability	—	16,703
State and foreign operating loss carryforwards	9,637	9,838
Bad debt reserve	4,032	3,703
Other	1,275	1,384
Valuation allowance	(2,245)	(2,096)
Total deferred tax assets	70,400	84,058
Deferred tax liabilities:
Depreciation and amortization	(4,605)	(6,554)
Foreign currency translation	(1,792)	(3,606)
Prepaid pension	(2,485)	—
Intangibles and other	(17,456)	(13,719)
Total deferred tax liabilities	(26,338)	(23,879)
Net deferred tax assets	$44,062	$60,179

Analysis of the valuation allowance:

December 31,	2013	2012
(in thousands)
Valuation allowance at beginning of year	$2,096	$1,646
Increase in valuation allowance	149	450
Valuation allowance at end of year	$2,245	$2,096

As of December 31, 2013, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $199.0 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2014 and 2028. Management believes that it is unlikely to be able to utilize approximately $10.0 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.2 million due to the foreign net operating losses.

Earnings from continuing operations before income tax includes foreign income of $15.0 million in 2013, $13.0 million in 2012 and $11 million in 2011. The Company's international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company's foreign subsidiaries is not part of the Company's current business plan.

There were no unrecognized tax benefits at December 31, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2013	2012
(in thousands)
Balance at Beginning of Year	$1,581	$2,009
Additions based on tax positions related to current year	0	45
Additions for tax positions of prior years	387	332
Reductions for tax positions of prior years	—	(344)
Settlements	(1,968)	(322)
Expiration of statute of limitation	—	(139)
Balance at End of Year	$0	$1,581

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The federal tax audit for 2002 and 2003 was completed in 2011. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2006 through 2012. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2007.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of settlement of ongoing audits. None of the reductions in the liability for unrecognized tax benefits discussed above will affect the effective tax rate.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.5 million and $0.9 million as of December 31, 2013 and December 31, 2012, respectively. During 2013, 2012, and 2011 the Company recognized interest and penalties of $0.9 million, $0.1 million and $0.3 million, respectively.

11.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with FASB ASC Topic 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2013	2012
(in thousands)
Beginning balance	$8,300	$10,300
Current year provision	2,128	2,856
Settlements, claims, and expenditures	(3,353)	(4,856)
Ending balance	$7,075	$8,300

The accrual for termite contracts is included in other current liabilities, $2.5 million and $3.3 million at December 31, 2013 and 2012, respectively and long-term accrued liabilities, $4.6 million and $5.0 million at December 31, 2013 and 2012, respectively on the Company’s consolidated statements of financial position.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expires at various dates through 2028:

For the years ended December 31,	2013	2012	2011
(in thousands)
Rental Expense	$51,605	$48,511	$45,958

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2014	$27,550
2015	16,039
2016	10,877
2017	7,496
2018	4,698
Thereafter	8,535
Total minimum obligation	$75,195

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits or arbitrations which allege that plaintiffs have been damaged as a result of the rendering of services by the defendant subsidiary.  The subsidiaries are actively contesting these actions.  In addition, the Company defends employment related cases from time to time. John Maciel v. Orkin, Inc., et al. is a wage and hour related matter in which the plaintiffs sought certification of a class.  The Maciel lawsuit was filed in the Superior Court of Los Angeles County, California, and has now been settled resulting in a dismissal of the suit with prejudice on January 28, 2014.

Additionally, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the Northern Division of the United States District Court for the Eastern District of North Carolina.  The plaintiffs are seeking damages for breach of contract and negligence.  The Industrial Fumigant Company, LLC was also a named defendant in Insurance Company of the State of Pennsylvania as Subrogee of Archer-Daniels-Midland Company, Agrinational Insurance Company, Inc. as Subrogee of Archer-Daniels-Midland Company, and Archer-Daniels-Midland Company v. The Industrial Fumigant Co., The Industrial Fumigant Company, LLC, and James Miller.  This lawsuit has been settled resulting in a dismissal of the suit with prejudice on January 24, 2014. Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Orkin, LLC is involved in certain environmental matters primarily arising in the normal course of business. In the opinion of management, the Company’s liability under any of these matters would not and did not materially affect its financial condition, results of operations or liquidity.

13.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million, $5.2 million and $4.9 million to the Plans during the years ended December 31, 2013, 2012 and 2011, respectively.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In 2012 the Plan was amended to allow certain vested terminated participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $13,500, or an annuity starting date of December 1, 2012.  In total $4.7 million was paid by the Plan during the year ended December 31, 2012 under this program. The Plan did not offer this option for the year ended December 31, 2013.

The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum in December 2012.  The total payout by the plan was either in the form of lump sum payments (including rollovers) or annuities.  Active employees were eligible to roll their balances into the Rollins 401(k) Plan.   The Annuities were purchased through an unaffiliated insurance company.  The total amount disbursed to terminate the plan totaled $4.0 million.

The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company’s financial statements. The Company accounts for these defined benefit plans in accordance with FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2013	2012
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$210,815	$196,911
Service cost	112	100
Interest cost	8,551	9,622
Actuarial (gain) loss	(24,724)	21,541
Benefits paid	(8,807)	(17,359)
Accumulated Benefit obligation at end of year	185,947	210,815
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	167,544	165,044
Actual return on plan assets	28,632	14,656
Employer contribution	5,000	5,203
Benefits paid	(8,807)	(17,359)
Fair value of plan assets at end of year	192,369	167,544
Funded status	$6,422	$(43,271)

Amounts Recognized in the Statement of Financial Position consist of:
December 31,	2013	2012
(in thousands)
Noncurrent assets/(liabilities)	$6,422	$(43,271)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:
December 31,	2013	2012
(in thousands)
Net actuarial loss	$56,742	$102,419

The accumulated benefit obligation for the defined benefit pension plans were $185.9 million and $210.8 million at December 31, 2013 and 2012, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax increases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $45.7 million, $(15.4) million and $(24.5) million in 2013, 2012 and 2011, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2013	2012	2011
ACCUMULATED BENEFIT OBLIGATION
Discount rate	5.20%	4.17%	5.01%
Rate of compensation increase	N/A	N/A	N/A

NET BENEFIT COST
Discount rate	4.17%	5.01%	5.51%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, for fiscal year’s 2013, 2012 and 2011 the Company utilized a yield curve analysis.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2013	2012	2011
(in thousands)
Service cost	$112	$100	$158
Interest cost	8,551	9,622	9,879
Expected return on plan assets	(11,589)	(12,106)	(12,080)
Amortization of net loss	3,910	3,606	1,800
Net periodic loss/(benefit)	$984	$1,222	$(243)

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(in thousands)	2013	2012	2011
Pretax (income)/loss	$(41,767)	$18,991	$26,297
Amortization of net loss	(3,910)	(3,606)	(1,800)
Total recognized in other comprehensive income	(45,677)	15,385	24,497
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$(44,693)	$16,607	$24,254

The Company expects to amortize a net loss of $2.4 million in 2014. At December 31, 2013 and 2012, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $37.1 million and $26.6 million at December 31, 2013 and 2012, respectively.

The Plans’ weighted average asset allocation at December 31, 2013 and 2012 by asset category, along with the target allocation for 2014, are as follows:

	Target	Percentage of plan assets as of
	allocations for	December 31,
Asset category	2014	2013	2012
Cash and cash equivalents	0% - 5%	0.6%	0.2%
Equity securities - Rollins stock	0% - 30%	19.3%	15.9%
Domestic equity - all other	0% - 30%	21.5%	13.0%
Global equity	0.0%	0.0%	12.5%
International equity	10% - 30%	25.3%	13.6%
Debt securities - core fixed income	15% - 50%	20.4%	17.1%
Tactical composite	0.0%	0.0%	12.5%
Real estate	0% - 20%	6.7%	7.7%
Real return	0% - 20%	6.2%	7.5%
Other	0% - 20%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $3.3 million during fiscal 2014.

Some of our assets, primarily our private equity and real estate, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2013 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

Fair Value Measurements

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally.  Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries.  Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2013 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2013. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$1,067	$1,067	$—	$—
(2)	Fixed Income Securities	39,273	—	39,273	—
	Domestic Equity Securities
	Rollins, Inc. Stock	37,067	37,067	—	—
	Other Securities	41,357	41,357	—	—
(3)	International Equity Securities	48,780	—	48,780	—
(4)	Real Estate	12,831	—	—	12,831
(5)	Real Return	11,994	—	11,994	—
	Total	$192,369	$79,491	$100,047	$12,831

The following table presents our plan assets using the fair value hierarchy as of December 31, 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$289	$289	$—	$—
(2)	Fixed Income Securities	28,624	—	28,624	—
	Domestic Equity Securities		—	—	—
	Rollins, Inc. Stock	26,644	26,644	—	—
	Other Securities	21,779	21,779	—	—
	Global Equity Securities	20,990	20,990	—	—
(3)	International Equity Securities	22,758	10,805	11,953	—
(6)	Tactical Composite	21,026	—	21,026	—
(4)	Real Estate	12,890	—	—	12,890
(5)	Real Return	12,544	—	12,544	—
	Total	$167,544	$80,507	$74,147	$12,890

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Real Return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.
(6)	Tactical Composite funds invest in stocks, bonds and cash, both domestic and international. These assets are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2012	Gains/(Losses)	Settlements	Level 3	2013
Real Estate	$12,890	$1,061	$(1,120)	$—	$12,831
Total	$12,890	$1,061	$(1,120)	$—	$12,831

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2011	Gains/(Losses)	Settlements	Level 3	2012
Real Estate	$7,092	$997	$4,801	$—	$12,890
Total	$7,092	$997	$4,801	$—	$12,890

The estimated future benefit payments over the next ten years are as follows:

(in thousands)
2014	$9,877
2015	10,364
2016	10,794
2017	11,251
2018	11,724
Thereafter	63,089
Total	$117,099

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan that is available to a majority of the Company’s full-time employees the first of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $8.2 million for the year ended December 31, 2013 and $7.7 million and $7.0 million for the years ended December 31, 2012 and 2011. At December 31, 2013, 2012 and 2011 approximately, 34.9%, 32.5% and 35.5%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $54 thousand in 2013, $53 thousand in 2012 and $42 thousand in 2011.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2 thousand per plan year minimum. The Company may make discretionary contributions to participant accounts. The Company credited accounts of participants of long service to the Company with certain discretionary amounts (“Pension Plan Benefit Restoration Contributions”) in lieu of benefits that previously accrued under the Company's Retirement Income Plan up to a maximum of $245 thousand. The Company made Pension Plan Benefit Restoration Contributions under the Deferred Compensation Plan for five years. The first contribution was made in January 2007 for those participants who were employed for all of the 2006 plan year. Only employees with five full years of vested service on June 30, 2005 qualified for Pension Plan Benefit Restoration Contributions. Under the Deferred Compensation Plan, salary and bonus deferrals and Pension Plan Benefit Restoration Contributions are fully vested. Any discretionary contributions are subject to vesting in accordance with the matching contribution vesting schedule set forth in the Rollins 401(k) Plan in which a participant participates. The Company made its last contributions associated with this plan during the first quarter of 2011.

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

At December 31, 2013 the Deferred Compensation Plan had 41 life insurance policies with a net face value of $37.2 million. The cash surrender value of these life insurance policies were worth $11.5 million and $11.2 million at December 31, 2013 and 2012, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2014	$121
2015	467
2016	1,693
2017	1,500
2018	1,661
Total	$5,442

Total expense/(income) related to deferred compensation was $159 thousand, $338 thousand and $218 thousand in 2013, 2012, and 2011, respectively. The Company had $13.7 million and $11.3 million in deferred compensation assets as of December 31, 2013 and 2012, respectively, included within other assets on the Company’s consolidated statements of financial position and $12.8 million and $11.1 million in deferred compensation liability as of December 31, 2013 and 2012, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

14.	STOCK-BASED COMPENSATION

Stock Compensation Plans

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

Stock Options

The Company’s stock options generally vest over a five-year period and expire ten years from the issuance date. For the year ended December 31, 2013, the Company issued approximately 1 thousand shares of common stock upon exercise of stock options by employees and issued 32 thousand shares in 2012.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

Option activity under the Company’s stock option plan as of December 31, 2013, 2012 and 2011 and changes during the year ended December 31, 2013 were as follows:

(in thousands except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	136	$4.66	1.59	$2,056
Exercised	(103)	4.48
Outstanding at December 31, 2011	33	5.26	0.93	553
Exercised	(32)	5.25
Outstanding at December 31, 2012	1	$5.52	0.08	$17
Exercised	(1)	5.52
Outstanding at December 31, 2013	—	$—	—	$—
Exercisable at December 31, 2013	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was less than $0.1 million, $0.5 million and $1.7 million, respectively. Exercise of options during the years ended December 31, 2013, 2012 and 2011 resulted in cash receipts of less than $10 thousand, less than $1 thousand, and $0.1 million, respectively.

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

The Company issued time lapse restricted shares of 0.5 million, 0.8 million and 0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2013, approximately 4.0 million shares of the Company’s common stock were reserved for issuance. In accordance with FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2013	2012	2011
Time Lapse Restricted Stock:
Pre-tax compensation expense	$10,427	$9,494	$7,555
Tax benefit	(4,014)	(3,655)	(2,909)
Restricted stock expense, net of tax	$6,413	$5,839	$4,636

As of December 31, 2013 and 2012, $30.7 million and $30.9 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares is expected to be recognized over a weighted average period of approximately 3.8 years at December 31, 2013 and approximately 4.1 years at 2012 and 2011, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2013, 2012 and 2011:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2010	2,664	$11.09
Forfeited	(74)	12.90
Vested	(574)	10.08
Granted	670	19.30
Unvested as of December 31, 2011	2,686	13.30
Forfeited	(92)	16.41
Vested	(627)	10.87
Granted	776	22.69
Unvested as of December 31, 2012	2,743	16.41
Forfeited	(56)	17.52
Vested	(697)	13.34
Granted	463	24.29
Unvested as of December 31, 2013	2,454	$18.75

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2011	$(52,969)	$4,879	$(48,090)
Change during 2012:
Before-tax amount	(15,385)	1,062	(14,323)
Tax benefit	5,852	(406)	5,446
	(9,533)	656	(8,877)
Balance at December 31, 2012	(62,502)	5,535	(56,967)
Change during 2013
Before-tax amount	45,677	(4,720)	40,957
Tax benefit	(17,575)	1,814	(15,761)
	28,102	(2,906)	25,196
Balance at December 31, 2013	$(34,400)	$2,629	$(31,771)

16.	RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for the years ended December 31, 2013, 2012 and 2011.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.1 million, $1.1 and $1.0 for the years ended December 31, 2013, 2012 and 2011, respectively.

All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

17.	UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2013
Revenues	$299,714	$350,798	$362,155	$324,707
Gross profit (Revenues less cost of services provided)	$144,108	$176,437	$181,020	$157,350
Net income	$23,179	$35,994	$36,200	$27,957
Income per share:
Income per share—Basic	$0.16	$0.25	$0.25	$0.19
Income per share—Diluted	$0.16	$0.25	$0.25	$0.19

2012
Revenues	$289,465	$334,872	$340,179	$306,393
Gross profit (Revenues less cost of services provided)	$141,383	$168,879	$169,701	$143,368
Net income	$23,080	$33,127	$32,211	$22,914
Income per share:
Income per share—Basic	$0.16	$0.23	$0.22	$0.16
Income per share—Diluted	$0.16	$0.23	$0.22	$0.16

18.	CASH DIVIDEND

On October 22, 2013, the Board of Directors declared a special year-end dividend of $0.09 per share payable December 10, 2013 to stockholders of record at the close of business November 08, 2013. The Board of Directors, at its quarterly meeting on January 28, 2014, approved a 16.7% increase in the Company’s quarterly dividend. The increased regular quarterly dividend of $0.105 per share will be payable March 10, 2014 to stockholders of record at the close of business February 10, 2014. 2014 marked the twelfth consecutive year Rollins, Inc.’s board of directors has increased the Company’s dividend a minimum of 12% or greater.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2013, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 24.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that materially affected or are reasonably likely to materially affect these controls.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 11 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officer and Related Party Transaction Policy. Both of these documents are available on the Company’s website at www.rollins.com and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2014 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2014 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C )
Equity compensation plans approved
by security holders	2,453,551	$—	4,088,068
Equity compensation plans not approved
by security holders	—	$—	—
Total	2,453,551	$—	4,088,068	(1)

(1)	Includes 4,088,068 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Party Transactions” included in the Proxy Statement is incorporated herein by reference. Information concerning director independence is included in the Proxy Statement, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under “Independent Public Accountants” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements, Financial Statement Schedule and Exhibits.
1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10) (b)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (d)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (e)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (f)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (g)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (h)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (i)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (j)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibits (10)(n) as filed with its Form 10-K for the year ended December 31, 2012.

(b)	Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant’s 10-Q filed October 31, 2006
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit (3)(i)(E) as filed with the Registrant’s 10-Q filed October 28, 2011.
(ii)	Revised By-laws of Rollins, Inc. dated January 22, 2013, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 8-K dated January 25, 2013.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10) (b)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (d)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (e)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (f)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (g)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (h)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (i)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (j)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibits (10)(n) as filed with its Form 10-K for the year ended December 31, 2012.
(10) (k)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Date:	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer) February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Harry J. Cynkus
Date:	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer) February 26, 2014	Date:	Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) February 26, 2014

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Henry B. Tippie, Director
James B. Williams, Director
Bill J. Dismuke, Director

Thomas J. Lawley, MD, Director

Larry L. Prince, Director

John F. Wilson, Director

/s/ Gary W. Rollins
Gary W. Rollins As Attorney-in-Fact & Director February 26, 2014

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

 The following documents are filed as part of this report.

Financial statements and reports	Page Number From This Form 10-K
Management’s Report on Internal Control Over Financial Reporting	24
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	25
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	26
Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2013 and 2012	27
Consolidated Statements of Income for each of the three years in the period ended December 31, 2013	28
Consolidated Statements of Comprehensive Earnings for each of the three years in the period ended December 31, 2013	29
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013	30
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	31
Notes to Consolidated Financial Statements	32-53

Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	60
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2013, 2012 and 2011
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$11,461	$10,388	$(9,571)	$12,278

Year ended December 31, 2012
Allowance for doubtful accounts	$9,738	$11,095	$(9,372)	$11,461

Year ended December 31, 2011
Allowance for doubtful accounts	$9,394	$8,879	$(8,535)	$9,738

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant’s 10-Q filed October 31, 2006
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit (3)(i)(E) as filed with the Registrant’s 10-Q filed October 28, 2011.
(ii)	Revised By-laws of Rollins, Inc. dated January 22, 2013, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 8-K dated January 25, 2013.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Form of Restricted Stock Agreement incorporated herein by reference to Exhibit (10)(c) as filed with its Form 10-K for the year ended December 31, 2004.
(10) (b)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (d)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (e)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (f)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (g)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (h)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (i)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (j)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibits (10)(n) as filed with its Form 10-K for the year ended December 31, 2012.
(10) (k)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

