Form 10-Q
period 2014-03-31
ROLLINS INC
filed 2014-04-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Rollins, Inc. had 146,023,560 shares of its $1 par value Common Stock outstanding as of April 15, 2014.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(in thousands except share data)

	March	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$83,129	$118,216
Trade receivables, short-term, net of allowance for doubtful accounts of $8,602 and $9,078, respectively	75,307	72,849
Financed receivables, short-term, net of allowance for doubtful accounts of $1,710 and $1,777, respectively	11,230	12,220
Materials and supplies	12,688	12,251
Deferred income taxes, net	39,563	39,518
Other current assets	19,087	19,388
Total Current Assets	241,004	274,442
Equipment and property, net	92,026	87,215
Goodwill	235,257	211,847
Customer contracts and other intangible assets, net	157,014	128,569
Deferred income taxes, net	4,750	4,544
Financed receivables, long-term, net of allowance for doubtful accounts of $1,440 and $1,423, respectively	11,246	11,608
Prepaid Pension	10,253	7,113
Other assets	14,111	13,879
Total Assets	$765,661	$739,217
LIABILITIES
Accounts payable	$26,581	$23,194
Accrued insurance	26,654	25,631
Accrued compensation and related liabilities	56,544	66,175
Unearned revenues	98,461	91,014
Other current liabilities	42,262	29,778
Total current liabilities	250,502	235,792
Accrued insurance, less current portion	28,625	28,245
Accrued pension	458	691
Long-term accrued liabilities	36,310	36,234
Total Liabilities	315,895	300,962
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 146,023,560 and 145,864,443 shares issued and outstanding, respectively	146,024	145,864
Paid in capital	53,993	53,765
Accumulated other comprehensive loss	(30,237)	(31,771)
Retained earnings	279,986	270,397
Total Stockholders’ Equity	449,766	438,255
Total Liabilities and Stockholders’ Equity	$765,661	$739,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(in thousands except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Customer services	$313,388	$299,714
COSTS AND EXPENSES
Cost of services provided	161,308	155,606
Depreciation and amortization	10,214	9,894
Sales, general and administrative	100,584	99,134
Interest income, net	(76)	(45)
INCOME BEFORE INCOME TAXES	41,358	35,125
PROVISION FOR INCOME TAXES	15,592	11,946
NET INCOME	$25,766	$23,179
NET INCOME PER SHARE - BASIC AND DILUTED	$0.18	$0.16
DIVIDENDS PAID PER SHARE	$0.105	$0.090

Weighted average participating shares outstanding - basic and diluted	145,991	146,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$25,766	$23,179
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	1,534	(777)
Other comprehensive earnings (loss)	1,534	(777)
Comprehensive earnings	$27,300	$22,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net Income	$25,766	$23,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,214	9,894
Provision for deferred income taxes	1,542	1,247
Provision for bad debts	1,301	(94)
Stock based compensation expense	2,765	2,546
Excess tax benefits from share-based payments	(3,386)	(2,680)
Other, net	(590)	(29)
Changes in operating assets and liabilities	3,570	4,723
Net cash provided by operating activities	41,182	38,786
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(53,575)	(929)
Purchases of equipment and property	(5,156)	(4,739)
Cash from sales of franchises	90	—
Other	446	56
Net cash used in investing activities	(58,195)	(5,612)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(6,640)	(4,478)
Dividends paid	(15,301)	(13,146)
Proceeds received upon exercise of stock options	—	6
Excess tax benefits from share-based payments	3,386	2,680
Net cash used in financing activities	(18,555)	(14,938)
Effect of exchange rate changes on cash	481	(839)
Net increase/(decrease) in cash and cash equivalents	(35,087)	17,397
Cash and cash equivalents at beginning of period	118,216	65,082
Cash and cash equivalents at end of period	$83,129	$82,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.     BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2013. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2013 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently adopted accounting standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) to Comprehensive Income. The guidance requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This standard did not have a material impact on the Company’s reported results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This standard did not have a material impact on the Company’s reported results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. This standard did not have a material impact on the Company’s reported results of operations or financial position.

NOTE 3.     EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none are excluded at March 31, 2014 and March 31, 2013.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share
Common stock	$0.18	$0.16
Restricted shares of common stock	$0.17	$0.15
Total shares of common stock	$0.18	$0.16
Diluted earnings per share
Common stock	$0.18	$0.16
Restricted shares of common stock	$0.17	$0.15
Total shares of common stock	$0.18	$0.16

NOTE 4.     CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Presently, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the United States District Court for the Eastern District of North Carolina.  The court dismissed plaintiffs’ claim for breach of contract on March 15, 2014; plaintiffs’ pending claim for damages is for negligence.

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

NOTE 5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivables, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2014 and December 31, 2013.

NOTE 6.     STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014 the Company paid $15.3 million or $0.105 per share in cash dividends compared to $13.1 million or $0.09 per share during the same period in 2013. During the first quarter ended March 31, 2014, the Company repurchased 33,429 shares from the open market of its $1 par value common stock at a weighted average price of $27.23 per share compared to no shares purchased during the same period in 2013. The Company repurchased $5.7 million of common stock for the three months ended March 31, 2014 and $4.5 million for the same period in 2013 from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2013 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2014, approximately 3.6 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date. For the three months ended March 31, 2014, the Company did not issue any shares of common stock under exercise of stock options by employees with 1 thousand shares issued for the same period in 2013.

The Company had no options activity outstanding under the Company’s stock option plan as of March 31, 2014 or December 31, 2013.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was zero and $20 thousand, respectively. Exercise of options for the first quarter ended March 31, 2014 and 2013 resulted in cash receipts of zero and less than $10 thousand, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Time lapse restricted stock:
Pre-tax compensation expense	$2,765	$2,546
Tax benefit	(1,065)	(980)
Restricted stock expense, net of tax	$1,700	$1,566

The Company recognized a tax benefit of approximately $3.4 million and $2.7 million during the first quarters ended March 31, 2014 and 2013, respectively related to the amortization of restricted shares which has been recorded as an increase to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2013	2,454	$18.75
Forfeited	(22)	20.72
Vested	(616)	15.79
Granted	411	28.74
Unvested Restricted Stock Units at March 31, 2014	2,227	$21.40

At March 31, 2014 and December 31, 2013, the Company had $39.3 million and $30.7 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.2 years and 3.8 years, respectively.

NOTE 7.     PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Interest and service cost	$2,375	$2,166
Expected return on plan assets	(3,108)	(2,897)
Amortization of net loss	610	977
Net periodic benefit gain/(loss)	$(123)	$246

During the three months ended March 31, 2014 and 2013, the Company made contributions of $3.3 million and $0.5 million, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.0 million in contributions for the year ended December 31, 2013. and the Company is not planning on making further contributions to the Plans during the fiscal year ending December 31, 2014.

NOTE 8.     BUSINESS COMBINATIONS

The Company made 7 acquisitions during the three month period ended March 31, 2014.

Business combinations completed in fiscal 2014

Acquisition of Allpest WA “(Allpest”) – The Company completed the acquisition of Allpest on February 17, 2014. This is the Company’s first acquisition outside of North America and places the Company as the number one pest control provided in Western Australia. A valuation of the acquired assets is currently being performed and an estimate of the valuation has been recorded in the Company’s financial statements. The effect of any adjustments to these estimates for Allpest will have an immaterial effect on the Company’s financial statements as the net total adjustment will effect a combination of Goodwill, Customer Contracts, Other Intangible Assets at the end of the measurement period. The Company plans to complete the valuation of Allpest’s assets prior to its year-end 2014.

Preliminary Purchase Price Allocation

The total cash purchase price for the Company’s seven acquisitions in 2014 was $53.6 million.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded at the date of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable, net	$2,687
Materials and supplies	314
Prepaid expenses	91
Equipment and property	3,199
Goodwill	22,803
Customer contracts	28,819
Other intangible assets	5,939
Current liabilities	(5,361)
Other assets and liabilities, net	31
Total consideration paid	$58,522
Less: Contingent consideration liability	(4,947)
Total cash purchase price	$53,575

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $235.3 million and $211.8 million at March 31, 2014 and December 31, 2013, respectively. Goodwill generally changes due to acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $32.6 million at March 31, 2014 and $9.2 million at December 31, 2013. The change in carrying amount is due to acquisitions and foreign currency translation.

The Company completed its most recent annual impairment analyses as of September 30, 2013. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $124.6 million and $32.4 million, respectively at March 31, 2014 and $101.5 million and $27.1 million, respectively at December 31, 2013. The carrying amount of customer contracts and other intangible assets in foreign countries was $29.6 million and $5.8 million, respectively at March 31, 2014 and $6.3 million and $0.4 million, respectively at December 31, 2013.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2014 (in thousands):

		Useful Life
Intangible Asset	Fair Value	in Years
Customer contracts	$124,594	3 - 12.5
Non-compete agreements	7,892	3 - 20
Trademarks and tradenames	18,341	0 - 20
Patents	3,960	15
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$157,014

NOTE 9.  SUBSEQUENT EVENTS

On April 22, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable June 10, 2014 to stockholders of record at the close of business May 9, 2014.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 22, 2014, the Company reported its 32nd consecutive quarter of improved revenue and earnings with net income of $25.8 million for the quarter ended March 31, 2014, as compared to $23.2 million for the prior year quarter, an 11.2% improvement.  Revenues increased by 4.6% to $313.4 million for the first quarter 2014 as compared to $299.7 million for the prior year first quarter.  Earnings for the quarter ended March 31, 2014 increased to $0.18 per diluted share, as compared to $0.16 per diluted share for the same period in 2013.

The Company continued its solid financial performance generating $41.2 million in cash from operations year to date.

For the second consecutive year, North America has suffered from a bitter winter and parts of the country have seen a delayed spring as March 2014 was the coldest it had been in over a decade. The Company still managed growth in revenues and profit as a result of many initiatives launched in 2013 and the fact that almost 80% of our business is recurring in nature.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenue

Revenues for the quarter ended March 31, 2014 increased $13.7 million to $313.4 million or 4.6% compared to $299.7 million for the quarter ended March 31, 2013.  The increase was due to an increase in leads and closure in most categories as well as revenue from acquisitions. Less than 2% of the company’s revenue growth for the quarter came from acquisitions. The higher sales resulted in growth across all service lines. The Company implemented its traditional price increase program in June 2013 which had a positive impact this quarter. For the quarter ended March 31, 2014, less than 2% of the Company’s revenue increase came from these pricing actions.

The Company’s three primary service offerings: commercial pest control, residential pest control and termite and ancillary services were positive. During the quarter ended March 31, 2014, the Company’s revenues consisted of commercial pest control which approximated 43%, residential pest control, approximated 40% and termite and ancillary service, made up approximately 17%. Comparing first quarter 2014 to first quarter 2013, the Company’s commercial pest control revenue grew 6.6%, residential pest control revenue grew 3.9% and termite and ancillary services revenue was flat.

Foreign operations accounted for approximately 8% and 7% of total revenues during each of the first quarters of 2014 and 2013, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2014	2013	2012
First Quarter	$313,388	$299,714	$289,465
Second Quarter	—	350,798	334,872
Third Quarter	—	362,155	340,179
Fourth Quarter	—	324,707	306,393
Year ended December 31,	$313,388	$1,337,374	$1,270,909

Cost of Services provided

Cost of services provided for the quarter ended March 31, 2014 increased $5.7 million or 3.7%, compared to the quarter ended March 31, 2013. Gross margin for the first quarter increased to 48.5% compared to 48.1% for the prior year first quarter. The quarter benefited from lower fleet cost due to gains on disposal of vehicles and good cost control across most expense lines which more than offset some productivity losses as we geared up our termite technician staffing for a spring that was delayed.

Depreciation and Amortization

Depreciation and amortization expenses for the first quarter ended March 31, 2014 increased $0.3 million, an increase of 3.2% from the prior year first quarter, and remaining flat at 3.3% of revenues compared to the prior year. The dollar increase for the quarter was primarily due to amortization of recent acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the quarter ended March 31, 2014 increased $1.5 million or 1.5%, to 32.1% of revenues, decreasing from 33.1% of revenues for the first quarter ended March 31, 2013. The decrease in margin percent is due to reductions made in administrative salaries reflecting realignment of some of our operations and cost containment programs initiated at the corporate offices late last year.

Interest income

Interest income for the quarter ended March 31, 2014 increased to $76 thousand income compared to $45 thousand of income for the quarter ended March 31, 2013. The increase in interest income was due to increased cash balances in banks.

Income Taxes

Income taxes for the quarter ended March 31, 2014 increased $3.6 million or 30.5% to $15.6 million from $11.9 million reported for the quarter ended March 31, 2013. This was due to increased pretax earnings. The effective tax rate was 37.7% for the quarter ended March 31, 2014 versus 34.0% for the quarter ended March 31, 2013, primarily due to favorable adjustments made in 2013 and differences in state tax rates.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $41.2 million and $38.8 million for the three months ended March 31, 2014, and 2013, respectively.

The Company made contributions of $3.3 million and $0.5 million to its defined benefit retirement plans (the “Plans”) during the three months ended March 31, 2014 and 2013, respectively.  The Company is not planning on making further contributions to the Plans in 2014. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2014.

The Company invested approximately $5.2 million in capital expenditures during the three months ended March 31, 2014 compared to $4.7 million during the same period in 2013, and expects to invest approximately $13.0 million for the remainder of 2014. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the three months ended March 31, 2014, the Company made expenditures for acquisitions totaling $53.6 million, compared to $0.9 million during the same period in 2013. A total of $15.3 million was paid in cash dividends ($0.105 per share) during the first three months of 2014, compared to $13.1 million or ($0.09 per share) during the same period in 2013.

On April 22, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable June 10, 2014 to stockholders of record at the close of business May 9, 2014 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased 33 thousand shares at a weighted average price of $27.23 from the open market during the first three months of 2014 compared to no repurchases during the first three months of 2013. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of the Company’s common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. The remaining authorization under the existing share repurchase authorization as of March 31, 2014 is 4.9 million shares. The Company repurchased $5.7 million and $4.5 million of common stock for the three months ended March 31, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheets as of March 31, 2014 and December 31, 2013, include short-term unearned revenues of $98.5 million and $91.0 million, respectively, representing approximately 8% and 7% respectively of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $83.1 million of total cash and cash equivalents at March 31, 2014, is held at various banking institutions. Approximately $27.1 million is held in cash accounts at Canadian bank institutions and the remaining $56.0 million is primarily held in non-interest-bearing accounts at various domestic banks.

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

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2014. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2014.

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Presently, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the United States District Court for the Eastern District of North Carolina.  The court dismissed plaintiffs’ claim for breach of contract on March 15, 2014; plaintiffs’ pending claim for damages is for negligence.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2013.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending legal actions on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our statement that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2014 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2013.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2014 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.  Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2014 were as follows:

Period	Total Number of shares Purchased	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (1)	Maximum number of shares that may yet be purchased under the repurchase plans (1)
January 1 to 31, 2014	—	$—	—	4,957,484
February 1 to 28, 2014	33,429	27.23	33,429	4,924,055
March 1 to 31, 2014	—	—	—	4,924,055
Total	33,429	$27.23	33,429	4,924,055

Item 6.	Exhibits.

	(a)	Exhibits
		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.
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

ROLLINS, INC.
(Registrant)

Date: April 25, 2014	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2014	By:	/s/ Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

