Form 10-Q
period 2014-06-30
ROLLINS INC
filed 2014-07-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Rollins, Inc. had 145,749,359 shares of its $1 par value Common Stock outstanding as of July 15, 2014.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(in thousands except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$101,519	$118,216
Trade receivables, short-term, net of allowance for doubtful accounts of $7,893 and $9,078, respectively	86,156	72,849
Financed receivables, short-term, net of allowance for doubtful accounts of $1,731 and $1,777, respectively	12,821	12,220
Materials and supplies	13,136	12,251
Deferred income taxes, net	40,781	39,518
Other current assets	19,052	19,388
Total Current Assets	273,465	274,442
Equipment and property, net	94,678	87,215
Goodwill	255,515	211,847
Customer contracts and other intangible assets, net	139,231	128,569
Deferred income taxes, net	4,564	4,544
Financed receivables, long-term, net of allowance for doubtful accounts of $1,469 and $1,423, respectively	12,955	11,608
Prepaid Pension	10,393	7,113
Other assets	13,788	13,879
Total Assets	$804,589	$739,217
LIABILITIES
Accounts payable	$27,972	$23,194
Accrued insurance	24,212	25,631
Accrued compensation and related liabilities	63,408	66,175
Unearned revenues	105,455	91,014
Other current liabilities	38,384	29,778
Total current liabilities	259,431	235,792
Accrued insurance, less current portion	31,340	28,245
Accrued pension	475	691
Long-term accrued liabilities	37,801	36,234
Total Liabilities	329,047	300,962
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 145,952,711 and 145,864,443 shares issued and outstanding, respectively	145,953	145,864
Treasury Stock, par value $1 per share; 192,583 and 0 shares, respectively	(193)	—
Paid in capital	57,338	53,765
Accumulated other comprehensive loss	(27,531)	(31,771)
Retained earnings	299,975	270,397
Total Stockholders’ Equity	475,542	438,255
Total Liabilities and Stockholders’ Equity	$804,589	$739,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Customer services	$369,357	$350,798	$682,745	$650,512
COSTS AND EXPENSES
Cost of services provided	182,642	174,361	343,950	329,967
Depreciation and amortization	10,608	9,768	20,822	19,662
Sales, general and administrative	110,522	109,518	211,106	208,652
Interest income, net	(86)	(127)	(162)	(172)
INCOME BEFORE INCOME TAXES	65,671	57,278	107,029	92,403
PROVISION FOR INCOME TAXES	24,811	21,284	40,403	33,230
NET INCOME	$40,860	$35,994	$66,626	$59,173
NET INCOME PER SHARE - BASIC AND DILUTED	$0.28	$0.25	$0.46	$0.40
DIVIDENDS PAID PER SHARE	$0.105	$0.09	$0.21	$0.18
Weighted average participating shares outstanding - basic and diluted	145,875	146,210	145,933	146,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$40,860	$35,994	$66,626	$59,173
Other comprehensive earnings (loss)
Foreign currency translation adjustments	2,706	(1,335)	4,240	(2,112)
Other comprehensive earnings (loss)	2,706	(1,335)	4,240	(2,112)
Comprehensive earnings	$43,566	$34,659	$70,866	$57,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$66,626	$59,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,822	19,662
Provision for deferred income taxes	509	963
Provision for bad debts	2,813	2,438
Stock based compensation expense	5,367	5,092
Excess tax benefits from share-based payments	(4,455)	(3,132)
Other, net	(899)	(63)
Changes in operating assets and liabilities	(772)	(10,992)
Net cash provided by operating activities	90,011	73,141
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(59,660)	(2,617)
Purchases of equipment and property	(11,471)	(9,614)
Other	1,108	233
Net cash used in investing activities	(70,023)	(11,998)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(12,789)	(9,145)
Dividends paid	(30,612)	(26,296)
Proceeds received upon exercise of stock options	—	6
Excess tax benefits from share-based payments	4,455	3,132
Net cash used in financing activities	(38,946)	(32,303)
Effect of exchange rate changes on cash	2,261	(2,325)
Net increase / (decrease) in cash and cash equivalents	(16,697)	26,515
Cash and cash equivalents at beginning of period	118,216	65,082
Cash and cash equivalents at end of period	$101,519	$91,597

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.            RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently adopted accounting standards

In February 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) to Comprehensive Income. The guidance requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

In July 2013, FASB issued ASU No 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

ROLLINS, INC. AND SUBSIDIARIES

Recently issued accounting standards to be adopted

In April 2014, FASB issued ASU 2014-08, (Topic 205 and 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The company is currently evaluating the impact of this standard on its consolidated financial statements.

NOTE 3.            EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none, are excluded at June 30, 2014 and June 30, 2013.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share
Common stock	$0.28	$0.25	$0.46	$0.40
Restricted shares of common stock	$0.27	$0.24	$0.44	$0.40
Total shares of common stock	$0.28	$0.25	$0.46	$0.40
Diluted earnings per share
Common stock	$0.28	$0.25	$0.46	$0.40
Restricted shares of common stock	$0.27	$0.24	$0.44	$0.40
Total shares of common stock	$0.28	$0.25	$0.46	$0.40

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

ROLLINS, INC. AND SUBSIDIARIES

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California.  Foster Farms is seeking damages related to pest control services performed at its chicken processing facility during a six month period. The Company intends to defend this matter vigorously.

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

NOTE 5.            FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at June 30, 2014 and December 31, 2013.

NOTE 6.            STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014 the Company paid $30.6 million or $0.21 per share in cash dividends compared to $26.3 million or $0.18 per share during the same period in 2013.

During the second quarter ended June 30, 2014, the Company repurchased 0.2 million shares from the open market of its $1 par value common stock at a weighted average price of $29.86 per share compared to 0.2 million shares purchased at a weighted average price of $24.41 during the same period in 2013. For the six month period ended June 30, 2014, the Company repurchased 0.2 million shares from the open market of its $1 par value common stock at a weighted average price of $29.47 per share compared to 0.2 million shares purchased at a weighted average price of $24.41 during the same period in 2013.

The Company repurchased $0.4 million of common stock for each of the second quarters ended June 30, 2014 and 2013, respectively, and repurchased $6.1 million and $4.9 million of common stock for the six months ended June 30, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2013 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2014, approximately 3.6 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date. For the six months ended June 30, 2014, the Company did not issue any shares of common stock under exercise of stock options by employees with one thousand shares issued for the same period in 2013.

The Company had no options outstanding under the Company’s stock option plan as of June 30, 2014 or December 31, 2013.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was zero and $20 thousand, respectively. There were no options exercised for the second quarters ended June 30, 2014 and 2013, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Time lapse restricted stock:
Pre-tax compensation expense	$2,602	$2,546	$5,367	$5,092
Tax benefit	(1,001)	(980)	(2,066)	(1,960)
Restricted stock expense, net of tax	$1,601	$1,566	$3,301	$3,132

ROLLINS, INC. AND SUBSIDIARIES

The Company recognized a tax benefit of approximately $1.1 million and $0.4 million during the second quarters ended June 30, 2014 and 2013, respectively, and approximately $4.5 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2013	2,454	$18.75
Forfeited	(79)	21.60
Vested	(674)	15.42
Granted	411	28.74
Unvested Restricted Stock Units at June 30, 2014	2,112	$21.64

At June 30, 2014 and December 31, 2013, the Company had $35.5 million and $30.7 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years and 3.8 years, respectively.

NOTE 7.            PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Interest and service cost	$2,375	$2,166	$4,750	$4,332
Expected return on plan assets	(3,108)	(2,897)	(6,216)	(5,794)
Amortization of net loss	610	977	1,220	1,954
Net periodic loss/(benefit)	$(123)	$246	$(246)	$492

During the six months ended June 30, 2014 and 2013 the Company made $3.3 million and $1.5 million in contributions, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.0 million in contributions for the year ended December 31, 2013. The company is planning on making no further contribution to the Plans during the fiscal year ending December 31, 2014.

NOTE 8.            BUSINESS COMBINATIONS

The Company made nine acquisitions during the six month period ended June 30, 2014.

Business combinations completed in fiscal 2014

Acquisition of Allpest WA “(Allpest”) – The Company completed the acquisition of Allpest on February 17, 2014. This is the Company’s first acquisition outside of North America and places the Company as the number one pest control provider in Western Australia. A valuation of the acquired assets is currently being performed and an estimate of the valuation has been recorded in the Company’s financial statements. The effect of any adjustments to these estimates for Allpest is not expected to have a material effect on the Company’s financial statements as the net total adjustment will effect a combination of goodwill, customer contracts, and other intangible assets at the end of the measurement period. The Company plans to complete the valuation of Allpest’s intangible assets prior to its year-end 2014.

ROLLINS, INC. AND SUBSIDIARIES

Preliminary Purchase Price Allocation

The total cash purchase price for the Company’s nine acquisitions in 2014 was $59.7 million.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded at the date of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable, net	$2,692
Materials and supplies	404
Prepaid expenses	91
Equipment and property	3,555
Goodwill	42,248
Customer contracts	17,896
Other intangible assets	5,061
Current liabilities	(5,875)
Other assets and liabilities, net	31
Total consideration paid	$66,103
Less: Contingent consideration liability	(6,443)
Total cash purchase price	$59,660

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $255.5 million and $211.8 million at June 30, 2014 and December 31, 2013, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $52.9 million at June 30, 2014 and $9.2 million at December 31, 2013.

The Company completed its most recent annual impairment analyses as of September 30, 2013. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $108.9 million and $30.3 million, respectively, at June 30, 2014 and $101.5 million and $27.1 million, respectively at December 31, 2013. The carrying amount of customer contracts and other intangible assets in foreign countries was $19.0 million and $4.9 million, respectively, at June 30, 2014 and $6.3 million and $0.4 million, respectively, at December 31, 2013.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2014 (in thousands):

		Usefull Life
Intangible Asset	Fair Value	in Years
Customer contracts	$108,905	3 - 12.5
Non-compete agreements	8,900	3 - 20
Trademarks and tradenames	15,075	0 - 20
Patents	3,850	15
Internet domains	2,227	n/a
Know How	274	10
Total customer contracts and other intangible assets	$139,231

NOTE 9.            SUBSEQUENT EVENTS

On July 22, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable September 10, 2014 to shareholders of record as of August 8, 2014.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 23, 2014, the Company reported its 33rd consecutive quarter of improved revenue and earnings with net income of $40.9 million for the quarter ended June 30, 2014, as compared to $36.0 million for the prior year quarter, a 13.5% improvement.  Revenues increased by 5.3% to $369.4 million for the second quarter 2014 as compared to $350.8 million for the prior year second quarter.  Earnings for the quarter ended June 30, 2014 increased to $0.28 per diluted share, as compared to $0.25 per diluted share for the same period in 2013.

Rollins continues its solid financial performance generating $90.0 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenue

Revenues for the second quarter ended June 30, 2014 increased $18.6 million or 5.3% to $369.4 million compared to $350.8 million for the quarter ended June 30, 2013.    Most of the change was due to an increase in lead closure in most service line categories and due to acquisitions. The higher sales resulted in growth across all service lines. The Company implemented its traditional price increase program in June 2013 and 2014 which impacted revenue by less than 2% for the quarter. Additional pricing action may occur in the third quarter. Nearly 80% of the Company’s revenue is recurring.

The Company has three primary service offerings. Commercial pest control revenue approximated 40% of the Company’s revenues during the second quarter ended June 30, 2014, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenue made up approximately 19% of the Company’s revenues. Comparing second quarter 2014 to second quarter 2013, the Company’s commercial pest control revenue grew 7.3%, residential pest control revenue grew 3.9%, and termite and ancillary services revenue grew 4.2%.

Foreign operations accounted for approximately 9% and 7% of total revenues during the second quarter of 2014 and 2013, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2014		2013	2012
First Quarter		$313,388	$299,714	$289,465
Second Quarter		369,357	350,798	334,872
Third Quarter		N/A	362,155	340,179
Fourth Quarter		N/A	324,707	306,393
Year ended December 31,	$	N/A	$1,337,374	$1,270,909

Cost of Services provided

Cost of services provided for the quarter ended June 30, 2014 increased $8.3 million or 4.7% to $182.6 million, compared to $174.4 million for the quarter ended June 30, 2013. Gross margin for the second quarter increased to 50.6% versus 50.3 % in the prior year primarily due to favorable termite and casualty claim development and good cost controls across most spending categories which more than offset a decrease in overall productivity as the Company was staffed in advance of what turned out to be a very late spring.

Depreciation and Amortization

Depreciation and amortization expenses for the second quarter ended June 30, 2014 increased $0.8 million to $10.6 million, an increase of 8.6% from $9.8 million for the prior year, increasing 0.1% to 2.9% of revenue. The dollar increase was due to amortization related to acquisitions that occurred over the previous twelve months.

Sales, General and Administrative

Sales, general and administrative expenses for the second quarter ended June 30, 2014 increased $1.0 million or 0.9% to $110.5 million compared to $109.5 million for the prior year, to 29.9% of revenues, decreasing from 31.2% of revenue for the second quarter ended June 30, 2013. The decrease in percent of revenue is due to reductions made in administrative salaries reflecting realignment of some of our operations and cost containment programs initiated at the corporate offices late last year, along with reductions in bad debt expense. Last year additional expenses were incurred which did not reoccur for professional services related to our commercial pricing initiative and advertising related to our new advertising campaign.

ROLLINS, INC. AND SUBSIDIARIES

Interest income, net

Interest income, net for the second quarter ended June 30, 2014 decreased to $86 thousand compared to $127 thousand for the second quarter ended June 30, 2013. The decrease in interest income was due to decreased average balances in cash in banks.

Income Taxes

Income taxes for the second quarter ended June 30, 2014 increased $3.5 million or 16.6% to $24.8 million from $21.3 million reported for second quarter ended June 30, 2013. This is due to increased pretax earnings. The effective tax rate was 37.8% for the second quarter ended June 30, 2014 versus 37.2% for the second quarter ended June 30, 2013, primarily due to differences in state tax rates.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenue

Revenues for the six months ended June 30, 2014 increased $32.2 million or 5.0% to $682.7 million compared to $650.5 million for the six months ended June 30, 2013.    The Company saw an increase in closure and average price in most categories. The higher sales resulted in growth across all service lines.

Commercial pest control revenue approximated 41% of the Company’s revenues during the six months ended June 30, 2014, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue grew 6.9%, residential pest control revenue grew 3.9%, and termite and ancillary services revenue grew 2.4%.

Foreign operations accounted for approximately 8% and 7% of total revenues for the first six months of 2014 and 2013, respectively.

Cost of Services provided

Cost of services provided increased $14.0 million or 4.2% to $344.0 million compared to $330.0 million the six months ended June 30, 2013. Gross margin year-to-date increased to 49.6% from the prior year-to-date gross margin of 49.3% due to favorable termite and casualty claim development, lower fleet cost and good cost controls across most spending categories which more than offset a decrease in overall productivity as the Company was staffed in advance of what turned out to be a very late spring.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2014 increased $1.2 million to $20.8 million, an increase of 5.9%, remaining flat to last year at 3.0% of revenue. The dollar increase was due to amortization related to acquisitions that occurred over the previous twelve months.

Sales, General and Administrative

Sales, general and administrative expenses for the six months ended June 30, 2014 increased $2.5 million or 1.2% to $211.1 million or 30.9% of revenues, decreasing from $208.7 million or 32.1% of revenue in the prior year period due to the Company being able to leverage our administrative and sales salaries, along with expense for non-recurring professional services expense in the prior year.

Interest income, net

Interest income, net for the period ended June 30, 2014 was $162 thousand, a decrease of $10 thousand from $172 thousand for the period ended June 30, 2013.

Income Taxes

Income taxes for the six months ended June 30, 2014 increased to $40.4 million, a 21.6% increase from $33.2 million reported for the same period in 2013, and reflect increased pre-tax income over the prior year period. The effective tax rate was 37.8% for the six months ended June 30, 2014 versus 36.0% for the six months ended June 30, 2013 primarily due to favorable adjustments made in 2013 and differences in state tax rates.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $90.0 million and $73.1 million for the six months ended June 30, 2014, and 2013, respectively.

The Company made contributions of $3.3 million and $1.5 million to its defined benefit retirement plans (the “Plans”) during the six months ended June 30, 2014 and June 30, 2013, respectively. The Company is not considering making further contributions to the Plans during the fiscal year ending December 31, 2014. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2014.

The Company invested approximately $11.5 million in capital expenditures during the six months ended June 30, 2014, compared to $9.6 million during the same period in 2013, and expects to invest approximately $7.0 million for the remainder of 2014. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the six months ended June 30, 2014, the Company made expenditures for acquisitions totaling $59.7 million, compared to $2.6 million during the same period in 2013. A total of $30.6 million was paid in cash dividends ($0.21 per share) during the first six months of 2014, compared to $26.3 million or ($0.18 per share) during the same period in 2013. On July 22, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable September 10, 2014 to stockholders of record at the close of business August 8, 2014 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased 0.2 million shares at a weighted average price of $29.47 from the open market during the first six months of 2014 compared to the repurchase of 0.2 million shares at a weighted average price of $24.41 during the first six months of 2013. Rollins, Inc. has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Rollins, Inc. common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 4.7 million additional shares may be purchased under the share repurchase program. The Company repurchased $6.1 million and $4.9 million of common stock for the six months ended June 30, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheets as of June 30, 2014 and December 31, 2013 includes short-term unearned revenues of $105.5 million and $91.0 million, respectively, representing approximately 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $101.5 million of total cash at June 30, 2014, is held at various banking institutions. Approximately $29.7 million is held in cash accounts at international bank institutions and the remaining $71.8 million is primarily held in non-interest-bearing accounts at various domestic banks.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having little third-party debt to service. Rollins maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of June 30, 2014.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2014.

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

ROLLINS, INC. AND SUBSIDIARIES

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California.  Foster Farms is seeking damages related to pest control services performed at its chicken processing facility during a six month period. The Company intends to defend this matter vigorously.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; management’s belief that future costs of the Company for environmental matters will not be material to the Company’s financial condition, operating results, and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation of future price increases, our expectation that the Company will continue to pay dividends; our expectation that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2014 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The Company does not undertake to update its forward looking statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2013.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level such that the material information relating to Rollins, Inc., including our consolidated subsidiaries, and required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2014 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2014 were as follows:

Period	Total Number of shares Purchased	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases	Maximum number of shares that may yet be purchased under the repurchase plans
April 1 to 30, 2014	29,863	$29.86	29,863	4,894,192
May 1 to 31, 2014	162,720	29.86	162,720	4,731,472
June 1 to 30, 2014	—	—	—	4,731,472
Total	192,583	$29.86	192,583	4,731,472

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3)	(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

			(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 as filed with the registrant’s Form 8-K dated January 22, 2013.

		(4)		Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 25, 2014	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2014	By:	/s/ Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

