Form 10-Q
period 2014-09-30
ROLLINS INC
filed 2014-10-29
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Rollins, Inc. had 145,525,975 shares of its $1 par value Common Stock outstanding as of October 15, 2014.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(in thousands except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$114,216	$118,216
Trade receivables, net of allowance for doubtful accounts of $10,071 and $9,078, respectively	87,755	72,849
Financed receivables, short-term, net of allowance for doubtful accounts of $1,774 and $1,777, respectively	12,867	12,220
Materials and supplies	12,526	12,251
Deferred income taxes, net	42,280	39,518
Other current assets	17,701	19,388
Total Current Assets	287,345	274,442
Equipment and property, net	101,986	87,215
Goodwill	250,540	211,847
Customer contracts and other intangible assets, net	150,286	128,569
Deferred income taxes, net	0	4,544
Financed receivables, long-term, net of allowance for doubtful accounts of $1,426 and $1,423, respectively	12,276	11,608
Prepaid Pension	10,533	7,113
Other assets	13,668	13,879
Total Assets	$826,634	$739,217
LIABILITIES
Accounts payable	$26,293	$23,194
Accrued insurance	25,024	25,631
Accrued compensation and related liabilities	72,074	66,175
Unearned revenues	104,296	91,014
Other current liabilities	40,170	29,778
Total current liabilities	267,857	235,792
Accrued insurance, less current portion	30,472	28,245
Accrued pension	493	691
Deferred income taxes, net	397	—
Long-term accrued liabilities	36,402	36,234
Total Liabilities	335,621	300,962
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 145,725,975 and 145,864,443 shares issued and outstanding, respectively	145,726	145,864
Treasury Stock, par value $1 per share; 200,000 and 0 shares, respectively	(200)	—
Paid in capital	60,016	53,765
Accumulated other comprehensive loss	(34,220)	(31,771)
Retained earnings	319,691	270,397
Total Stockholders’ Equity	491,013	438,255
Total Liabilities and Stockholders’ Equity	$826,634	$739,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(in thousands per except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Customer services	$384,870	$362,155	$1,067,615	$1,012,667
COSTS AND EXPENSES
Cost of services provided	188,810	181,135	532,760	511,102
Depreciation and amortization	11,437	10,076	32,259	29,738
Sales, general and administrative	118,679	113,028	329,785	321,680
Interest expense/(income), net	24	(101)	(138)	(273)
INCOME BEFORE INCOME TAXES	65,920	58,017	172,949	150,420
PROVISION FOR INCOME TAXES	24,799	21,817	65,202	55,047
NET INCOME	$41,121	$36,200	$107,747	$95,373
NET INCOME PER SHARE - BASIC AND DILUTED	$0.28	$0.25	$0.74	$0.65
DIVIDENDS PAID PER SHARE	$0.105	$0.09	$0.315	$0.27
Weighted average participating shares outstanding - basic and diluted	145,800	146,007	145,888	146,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$41,121	$36,200	$107,747	$95,373
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(6,689)	861	(2,449)	(1,251)
Other comprehensive earnings (loss)	(6,689)	861	(2,449)	(1,251)
Comprehensive earnings	$34,432	$37,061	$105,298	$94,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$107,747	$95,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,259	29,738
Provision for deferred income taxes	(1,132)	397
Provision for bad debts	7,300	6,656
Stock based compensation expense	7,954	7,809
Excess tax benefits from share-based payments	(4,533)	(3,535)
Other, net	(694)	(323)
Changes in operating assets and liabilities	8,526	(8,596)
Net cash provided by operating activities	157,427	127,519
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(59,660)	(12,143)
Purchases of equipment and property	(22,694)	(13,294)
Other	1,333	428
Net cash used in investing activities	(81,021)	(25,009)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(35,497)	(13,705)
Dividends paid	(45,945)	(39,432)
Proceeds received upon exercise of stock options	—	6
Excess tax benefits from share-based payments	4,533	3,535
Net cash used in financing activities	(76,909)	(49,596)
Effect of exchange rate changes on cash	(3,497)	(1,262)
Net increase / (decrease) in cash and cash equivalents	(4,000)	51,652
Cash and cash equivalents at beginning of period	118,216	65,082
Cash and cash equivalents at end of period	$114,216	$116,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.      BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2013. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2013 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results for the entire year.

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

NOTE 3.      EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share, of which there were none at September 30, 2014 and September 30, 2013, are excluded.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share
Common stock	$0.28	$0.25	$0.74	$0.65
Restricted shares of common stock	$0.28	$0.24	$0.72	$0.64
Total shares of common stock	$0.28	$0.25	$0.74	$0.65
Diluted earnings per share
Common stock	$0.28	$0.25	$0.74	$0.65
Restricted shares of common stock	$0.28	$0.24	$0.72	$0.64
Total shares of common stock	$0.28	$0.25	$0.74	$0.65

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California.  Foster Farms is seeking damages related to pest control services performed at its chicken processing facility during a nine month period. The Company intends to defend this matter vigorously.

ROLLINS, INC. AND SUBSIDIARIES

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

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2014 and December 31, 2013.

NOTE 6.      STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014 the Company paid $45.9 million or $0.315 per share in cash dividends compared to $39.4 million or $0.27 per share during the same period in 2013.

During the third quarter ended September 30, 2014, the Company repurchased from the open market 0.8 million shares of its $1 par value common stock at a weighted average price of $29.11 per share compared to 0.2 million shares purchased at a weighted average price of $24.72 during the same period in 2013. For the nine month period ended September 30, 2014, the Company repurchased 1.0 million shares from the open market of its $1 par value common stock at a weighted average price of $29.19 per share compared to 0.3 million shares purchased at a weighted average price of $24.56 during the same period in 2013.

The Company repurchased $0.1 million and $0.4 million of common stock for the third quarters ended September 30, 2014 and 2013, respectively, and repurchased $6.2 million and $5.3 million of common stock for the nine months ended September 30, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2013 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2014, approximately 3.8 million shares of the Company’s common stock were reserved for issuance.

Stock Options

Stock options generally vest over a five-year period and expire ten years from the issuance date. For the nine months ended September 30, 2014, the Company did not issue any shares of common stock under exercise of stock options by employees with one thousand shares issued for the same period in 2013.

There were no options outstanding under the Company’s stock option plan as of September 30, 2014 or December 31, 2013.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was zero and $20 thousand, respectively. There were no options exercised for the third quarters ended September 30, 2014 and 2013, respectively.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Time lapse restricted stock:
Pre-tax compensation expense	$2,587	$2,717	$7,954	$7,809
Tax benefit	(996)	(1,046)	(3,062)	(3,006)
Restricted stock expense, net of tax	$1,591	$1,671	$4,892	$4,803

ROLLINS, INC. AND SUBSIDIARIES

The Company recognized a tax benefit of approximately $0.1 million and $0.4 million during the third quarters ended September 30, 2014 and 2013, respectively, and approximately $4.5 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2013	2,454	$18.75
Forfeited	(115)	21.43
Vested	(677)	15.45
Granted	411	28.74
Unvested Restricted Stock Units at September 30, 2014	2,072	$21.67

At September 30, 2014 and December 31, 2013, the Company had $32.1 million and $30.7 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 3.8 years, each.

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Interest and service cost	$2,375	$2,166	$7,125	$6,498
Expected return on plan assets	(3,108)	(2,897)	(9,324)	(8,691)
Amortization of net loss	610	977	1,830	2,931
Net periodic benefit loss/(benefit)	$(123)	$246	$(369)	$738

During the nine months ended September 30, 2014 and 2013 the Company made $3.3 million and $2.5 million in contributions, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.0 million in contributions for the year ended December 31, 2013. The Company is planning on making no further contribution to the Plans during the fiscal year ending December 31, 2014.

NOTE 8.      BUSINESS COMBINATIONS

The Company made ten acquisitions during the nine month period ended September 30, 2014.

Acquisition of Allpest WA (“Allpest”) – The Company completed the acquisition of Allpest on February 17, 2014. This is the Company’s first acquisition outside of North America and places the Company as the number one pest control provider in Western Australia. A valuation of the acquired assets of Allpest is currently being performed and an estimate has been recorded in the Company’s financial statements. The effect of any adjustments to these estimates for Allpest is not expected to have a material effect on the Company’s financial statements as the net total adjustment will effect a combination of goodwill, customer contracts, and other intangible assets at the end of the measurement period.

Acquisition of Wilco Enterprises, Inc. (sole holder of PermaTreat Exterminating Company, Inc. d/b/a PermaTreat Pest Control, Inc.) (“PermaTreat”) – The Company completed the acquisition of PermaTreat effective August 1, 2014. PermaTreat is a leading pest control company located in Central and Northern Virginia and was founded in 1967. The Company issued 582,233 shares of its $1 par value common stock valued at $28.19 per share to Joseph R. Wilson and Jack Broome. A valuation of the acquired assets is currently being performed and an estimate has been recorded in the Company’s financial statements. The effect of any adjustments to these estimates for PermaTreat is not expected to have a material effect on the Company’s financial statements as the net total adjustment will affect a combination of goodwill, customer contracts, and other intangible assets at the end of the measurement period.

ROLLINS, INC. AND SUBSIDIARIES

Total cash purchase price for the Company’s ten acquisitions in 2014 was $59.7 million, and the Company issued common stock as purchase price in acquisition having a total value of $16.4 million.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded at the date of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable, net	$2,360
Materials and supplies	477
Prepaid expenses	167
Equipment and property	4,370
Goodwill	40,521
Customer contracts	35,089
Other intangible assets	8,403
Current liabilities	(6,784)
Other assets and liabilities, net	(5,074)
Total consideration paid	$79,529
Less: Common Stock Payment	(16,413)
Less: Contingent consideration liability	(3,456)
Total cash purchase price	$59,660

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $250.5 million and $211.8 million at September 30, 2014 and December 31, 2013, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $42.8 million at September 30, 2014 and $9.2 million at December 31, 2013.

The Company completed its most recent annual impairment analyses as of September 30, 2014. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $118.5 million and $31.8 million, respectively, at September 30, 2014 and $101.5 million and $27.1 million, respectively at December 31, 2013. The carrying amount of customer contracts and other intangible assets in foreign countries was $20.3 million and $5.2 million, respectively, at September 30, 2014 and $6.3 million and $0.4 million, respectively, at December 31, 2013.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2014 (in thousands):

		Usefull Life
Intangible Asset	Fair Value	in Years
Customer contracts	$118,500	3 - 12.5
Non-compete agreements	6,740	3 - 20
Trademarks and tradenames	18,914	0 - 20
Patents	3,740	15
Internet domains	2,227	n/a
Know How	165	10
Total customer contracts and other intangible assets	$150,286

NOTE 9.      SUBSEQUENT EVENTS

On October 28, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable December 10, 2014 to shareholders of record as of November 10, 2014.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 29, 2014, the Company reported its 34th consecutive quarter of improved revenue and earnings with net income of $41.1 million for the third quarter ended September 30, 2014, as compared to $36.2 million for the prior year quarter, a 13.6% improvement.  Revenues increased by 6.3% to $384.9 million for the third quarter 2014 as compared to $362.2 million for the prior year third quarter.  Earnings for the third quarter ended September 30, 2014 increased to $0.28 per diluted share, as compared to $0.25 per diluted share for the same period in 2013.

Rollins continues its solid financial performance generating $157.4 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Revenues for the third quarter ended September 30, 2014 increased $22.7 million or 6.3% to $384.9 million compared to $362.2 million for the third quarter ended September 30, 2013.  Growth occurred across all service lines and brands. Acquisitions, pricing and organic growth roughly equally accounted for the growth.

The Company has three primary service offerings. During the third quarter ended September 30, 2014, commercial pest control revenue approximated 41.1% of the Company’s revenues, residential pest control approximated 42.5% of the Company’s revenues, and termite and ancillary service revenue approximated 16.4% of the Company’s revenues. Comparing third quarter 2014 to third quarter 2013, the Company’s commercial pest control revenue grew 7.0%, residential pest control revenue grew 4.9%, and termite and ancillary services revenue grew 8.2%.

Foreign operations accounted for approximately 9% and 8% of total revenues during the third quarter of 2014 and 2013, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2014		2013	2012
First Quarter		$313,388	$299,714	$289,465
Second Quarter		369,357	350,798	334,872
Third Quarter		384,870	362,155	340,179
Fourth Quarter		N/A	324,707	306,393
Year ended December 31,	$	N/A	$1,337,374	$1,270,909

Cost of Services provided

Cost of Services provided for the third quarter ended September 30, 2014 increased $7.7 million or 4.2%, compared to the quarter ended September 30, 2013. Gross margin for the quarter increased to 50.9% for the third quarter versus 50.0 % in the prior year due to primarily favorable termite and casualty claim development, improvement in service salaries and good cost controls across most spending categories.

ROLLINS, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and Amortization expenses for the third quarter ended September 30, 2014 increased $1.4 million to $11.4 million, an increase of 13.5%, increasing 0.2 percentage points to 3.0% of revenue primarily reflecting an increase in depreciation and amortization related to acquisitions that occurred over the previous twelve months.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2014 increased $5.7 million or 5.0%, to 30.8% of revenues, decreasing from 31.2% for the third quarter ended September 30, 2013.  The decrease in margin percent is due to reductions made in administrative salaries reflecting realignment of some of our operations and cost containment programs initiated at the corporate offices late last year. Last year additional expenses were incurred which did not reoccur for advertising related to our commercial pricing initiative.

Interest expense/ (income), net

Interest expense/ (income), net for the third quarter ended September 30, 2014 increased to $24 thousand expense compared to $101 thousand income for the third quarter ended September 30, 2013. The increase in interest expense was due to increased interest on contingent considerations.

Income Taxes

Income taxes for the third quarter ended September 30, 2014 increased $3.0 million or 13.7% to $24.8 million from $21.8 million reported for third quarter ended September 30, 2013. This is due to increased pretax earnings. The effective tax rate was 37.6% for the third quarter ended September 30, 2014 and the third quarter ended September 30, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Revenues for the nine months ended September 30, 2014 increased $54.9 million or 5.4% to $1.1 billion compared to $1.0 billion for the nine months ended September 30, 2013.  Most of the increase was due to an increase in lead closure and average price in most categories and acquisitions. The higher sales resulted in growth across all services lines.

During the nine months ended September 30, 2014, commercial pest control revenue approximated 41.2% of the Company’s revenues, residential pest control revenue approximated 41.4% of the Company’s revenues, and termite and ancillary service revenue made up approximated 17.4% of the Company’s revenues.  The Company’s commercial pest control revenue grew 7.0%, residential pest control revenue grew 4.2%, and termite and ancillary services revenue grew 4.3%.

Foreign operations accounted for approximately 8% of total revenues for each of the first nine months of 2014 and 2013, respectively.

Cost of Services provided

Cost of Services provided for the nine months ended September 30, 2014, increased $21.7, or 4.2% compared to the nine months ended September 30, 2013. Gross margins year-to-date increased to 50.1% from the prior year gross margin of 49.5% due to favorable termite and casualty claim development, reduced fleet costs and good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization for the nine months ended September 30, 2014 increased $2.5 million to $32.3 million, an increase of 8.5%, increasing 0.1 percentage points to 3.0% of revenue. The dollar increase was due to amortization related to acquisitions that occurred over the previous 12 months.

Sales, General and Administrative

Sales, general and administrative expenses for the nine months ended September 30, 2014 increased $8.1 million or 2.5% to $329.8 million or 30.9% of revenues, decreasing from $321.7 million or 31.8% of revenues in the prior year period due to the Company being able to leverage our administrative and sales salaries, along with a lower advertising run rate than last year.

Interest expense/ (income), net

Interest expense/ (income), net for the period ended September 30, 2014 was $138 thousand income, a decrease of $135 thousand from $273 thousand income for the period ended September 30, 2013.

Income Taxes

Income taxes for the nine months ended September 30, 2014 increased to $65.2 million, a 18.4% increase from $55.0 million reported for the same period in 2013, and reflect increased pre-tax income over the prior year period. The effective tax rate was 37.7% for the nine months ended September 30, 2014 versus 36.6% for the nine months ended September 30, 2013 primarily due to favorable adjustments made in 2013 and differences in state tax rates.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $157.4 million and $127.5 million for the nine months ended September 30, 2014, and 2013, respectively.

The Company made contributions of $3.3 million and $2.5 million to its defined benefit retirement plans (the “Plans”) during the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company is planning on making no further contributions to the Plans during the fiscal year ending December 31, 2014. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2014.

The Company invested approximately $22.7 million in capital expenditures during the nine months ended September 30, 2014, compared to $13.3 million during the same period in 2013, and expects to invest approximately $7.0 million for the remainder of 2014. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the nine months ended September 30, 2014, the Company made expenditures for acquisitions totaling $59.7 million, compared to $12.1 million during the same period in 2013. A total of $45.9 million was paid in cash dividends ($0.315 per share) during the first nine months of 2014, compared to $39.4 million or ($0.27 per share) during the same period in 2013. On October 28, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable December 10, 2014 to stockholders of record at the close of business November 10, 2014 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased 1.0 million shares at a weighted average price of $29.19 from the open market during the first nine months of 2014 compared to the repurchase of 0.3 million shares at a weighted average price of $24.56 during the first nine months of 2013. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 5.0 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 4.0 million additional shares may be purchased under the share repurchase program. The Company repurchased $6.2 million and $5.3 million of common stock for the nine months ended September 30, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheets as of September 30, 2014 and December 31, 2013 includes short-term unearned revenues of $104.3 million and $91.0 million, respectively, representing approximately 8% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $114.2 million of total cash at September 30, 2014, is held at various banking institutions. Approximately $32.7 million is held in cash accounts at foreign bank institutions and the remaining $81.5 million is primarily held in non-interest-bearing accounts at various domestic banks.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of September 30, 2014.   The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2014.

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California.  Foster Farms is seeking damages related to pest control services performed at its chicken processing facility during a nine month period. The Company intends to defend this matter vigorously.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2013.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2014 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2014 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Common Stock in Permatreat Transaction

During the quarter ended September 30, 2014, the Company issued the following securities that were not registered under the Securities Act of 1933 (the “Securities Act”):

On August 1, 2014, the Company issued 582,233 shares of common stock (389,650 new shares, 192,583 shares from treasury) as consideration for the acquisition of Wilco Enterprises, Inc. (sole holder of PermaTreat Exterminating Company, Inc. d/b/a Permatreat Pest Control, Inc.) from Joseph R. Wilson and Jack Broome effective August 1, 2014 as disclosed elsewhere in this Quarterly Report on Form 10-Q.

The issuance of common stock was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering. The recipients of the shares represented that they were accredited investors and that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates.

ROLLINS, INC. AND SUBSIDIARIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2014 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
July 1 to 31, 2014	43,819	$28.41	43,000	4,688,472
August 1 to 31, 2014	530,053	29.02	530,053	4,158,419
September 1 to 30, 2014	206,214	29.48	206,214	3,952,205
Total	780,086	$29.11	779,267	3,952,205

(1)	Includes repurchases from employee for the payment of taxes on vesting of restricted shares in the following amounts:
July 2014: 819; August 2014: 0; and September 2014: 0.

(2)	These shares were repurchased under the 2008 plan, as amended in 2012, to repurchase up to 12.5 million shares of the Company’s common stock. The plan has no expiration date.

Item 5.      Other Information

On October 28, 2014, the Board of Directors of the Company amended the Company’s Restated By-laws (the “By-laws”) in several respects, including changes meant to modernize the By-laws, to provide clarity and consistency with Delaware corporate law and to align the By-laws with the Board’s view of best practices and the interests of the Company’s stockholders as a whole. The primary substantive changes were as follows: (i) updated processes were included for stockholders to present business or director nominees at an annual meeting of the stockholders of the Company, (ii) the provisions addressing officer and director indemnification were updated, and (iii) provisions were added addressing exclusive forum and payment of costs for specified stockholder actions including a stockholder’s breach of the By-laws or specified intracorporate proceedings in which such stockholder is not the prevailing party.

The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on and effective as of October 28, 2014, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Stockholders desiring to present business at the 2015 annual meeting of stockholders outside of the stockholder proposal rules of Rule 14a-8 of the Securities Exchange Act of 1934 and instead pursuant to Article 27 of the Company’s By-laws must prepare a written notice regarding such proposal addressed to Secretary, Rollins, Inc., 2170 Piedmont Road, NE, Atlanta, Georgia 30324 and delivered to or mailed and received no later than January 22, 2015 and no earlier than December 13, 2014. Stockholders should consult the By-laws for other specific requirements related to such notice and proposed business.

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

		(ii)	Amended and Restated By-laws of Rollins, Inc., as in effect as of October 28, 2014.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 29, 2014	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2014	By:	/s/ Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

