Form 10-K
period 2014-12-31
ROLLINS INC
filed 2015-02-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2014 was $1,896,575,939 based on the reported last sale price of common stock on June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 145,783,052 shares of Common Stock outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.	Business

General

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America and Australia with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers, directly or franchises operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada’s largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

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

HomeTeam Pest Defense (“HomeTeam”), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx® tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 26 and 27. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Common Stock Repurchase Program

Unless stated otherwise, all share and per share data are presented prior to the three-for-two stock split effective March 10, 2015. At the July 2012 Board of Directors’ meeting, the Board authorized the purchase of 5.0 million shares of the Company’s common stock. During the years ended December 31, 2014 and 2013, the Company repurchased on the open market 1.0 million and 0.3 million shares at a weighted average price of $29.19 and $24.56, respectively. In total, there are 4.0 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

	(in thousands)
December 31,	2014	2013	2012
Backlog	$3,676	$3,286	$2,876

Orkin Franchises

The Company continues to expand its growth through Orkin’s franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin’s option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchise agreements also contain an optional buyback provision; however, the franchisee has the prior right of renewal of agreement. The Company through its wholly-owned Orkin subsidiary began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico.

	At December 31,
Franchises	2014	2013	2012
United States Franchises	55	54	57
International Franchises	37	26	22
Total Franchises	92	80	79

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

	Total Net Revenues
(in thousands)	2014	2013	2012
First Quarter	$313,388	$299,714	$289,465
Second Quarter	369,357	350,798	334,872
Third Quarter	384,870	362,155	340,179
Fourth Quarter	343,951	324,707	306,393
Years ended December 31,	$1,411,566	$1,337,374	$1,270,909

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, TruTech, Permatreat, and Rollins Australia competes favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab and Rentokil.

The principal methods of competition in the Company’s pest and termite control business are quality of service and guarantees, including service quality, and product availability, terms of guarantees, reputation for safety, technical proficiency, and price.

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

Employees

The number of persons employed by the Company as of January 31, 2015 was approximately 11,000.

December 31,	2014	2013	2012
Employees	10,936	10,649	10,470
8

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

Economic conditions may adversely affect our business

Pest and termite services represent discretionary expenditures to many of our residential customers. As consumers restrict their discretionary expenditures, we may suffer a decline in revenues from our residential service lines. Economic downturns can also adversely affect our commercial customers, including food service, hospitality and food processing industries whose business levels are particularly sensitive to adverse economies. For example, we may lose commercial customers and related revenues because of consolidation or cessation of commercial businesses or because these businesses switch to a lower cost provider.

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

Presently, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the United States District Court for the Eastern District of North Carolina.  The court dismissed plaintiffs’ claim for breach of contract on March 15, 2014, and it dismissed plaintiffs’ only remaining claim (negligence) on December 15, 2014. Plaintiffs have appealed the rulings.

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc., its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc., its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	83	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	70	Vice Chairman and Chief Executive Officer	7/24/2001
John Wilson (3)	57	President and Chief Operating Officer	1/23/2013
Harry J. Cynkus (4)	65	Senior Vice President, Chief Financial Officer and Treasurer	5/28/1998
Eugene Iarocci (5)	68	Vice President	2/22/2011
Bob Wanzer (6)	61	Vice President	2/22/2011
Tom Luczynski (7)	58	Secretary	5/4/2010

(1)	R. Randall Rollins and Gary W. Rollins are brothers.

(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.

(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.

(4)	Harry J. Cynkus joined Rollins in 1998 as CFO and Corporate Treasurer, was named Vice President in 2009 and elevated to Senior Vice President in 2010. He began his career with Arthur Andersen & Co. in Boston and has held various financial and information technology positions with several companies throughout the U.S., including Tyco International, ARAMARK Services, Initial USA, Brach & Brock Confections and Mayer Electric Supply Co, Inc. His professional memberships include the American Institute of Certified Public Accountants and the Financial Executives Institute (FEI). He also previously served on FEI’s National Committee on Finance and Information Technology.

(5)	Eugene Iarocci joined the Company in 2003 and has more than 20 years experience in multi-unit management with a number of service and manufacturing industries, including Union Carbide Corporation where he worked for 24 years. He has served as Region Manager in Louisiana, Division Vice President and President of Orkin’s Atlantic Division. Mr. Iarocci was elevated to Vice President in 2011 and also serves as Orkin North America’s President.

(6)	Bob Wanzer joined the Company with the acquisition of HomeTeam Pest Defense in 2008. He joined HomeTeam Pest Defense as President in 1998, became Chief Operating Officer in 2003 and CEO in 2007. Prior to joining HomeTeam, Mr. Wanzer served as Regional Vice President and Regional Manager of Tru-Green / Chemlawn. Previously, Mr. Wanzer was employed as Regional General Manager for Emery Worldwide, a national provider of domestic and international airfreight delivery services. In addition, he has served on the Boards of Directors for both the Professional Pest Management Alliance and the National Pest Management Association. Mr. Wanzer was elevated to Vice President in 2011 and also serves as President of the Company’s Independent Brands and Corporate Administration.

(7)	Tom Luczynski assumed responsibilities as Corporate Secretary on May 4, 2010. Currently also serving as Group Vice President of Orkin international development and franchising including Rollins Australia, Mr. Luczynski joined the Company in 1985 as manager of reporting and was promoted to Vice President of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various trade industry organization’s board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company’s common stock and dividends paid for each quarter in the years ended December 31, 2014 and 2013 were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

			Dividends				Dividends
	Stock Price		Paid		Stock Price		Paid
2014	High	Low	Per Share	2013	High	Low	Per Share
First Quarter	$30.70	$27.01	$0.11	First Quarter	$25.61	$22.34	$0.09
Second Quarter	$31.49	$29.32	$0.11	Second Quarter	$26.09	$22.46	$0.09
Third Quarter	$30.61	$27.98	$0.11	Third Quarter	$27.99	$24.09	$0.09
Fourth Quarter	$33.93	$27.62	$0.21	Fourth Quarter	$30.63	$26.12	$0.18

As of January 31, 2015, there were 2,135 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split will increase the Company’s outstanding shares from approximately 145,783,052 to 218,674,578 shares. Our historical outstanding shares will be recast upon distribution.

On January 27, 2015 the Board of Directors approved a quarterly cash dividend per common share of $0.12 payable March 10, 2015 to stockholders of record at the close of business February 10, 2015. On October 28, 2014, the Board of Directors declared a special year-end dividend of $0.10 per share payable December 10, 2014 to stockholders of record at the close of business November 10, 2014. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the years ended December 31, 2014 and 2013, the Company repurchased on the open market 1.0 million and 0.3 million shares at a weighted average price of $29.19 and $24.56, respectively. In total, there remain 4.0 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2014	—	$—	—	3,952,205
November 1 to 30, 2014	537	27.68	—	3,952,205
December 1 to 31, 2014	—	—	—	3,952,205
Total	537	$27.68	—	3,952,205

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2014: 0; November 2014: 537; and December 2014: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 5.0 million shares of the Company’s common stock. The plan has no expiration date.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2009	2010	2011	2012	2013	2014
Rollins, Inc.	100.00	156.24	178.33	180.38	252.24	280.61
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Index	100.00	117.14	131.28	167.69	219.29	245.61

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.	Selected Financial Data.

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

STATEMENT OF OPERATIONS DATA:

	(in thousands except per share data)
Years ended December 31,	2014	2013	2012	2011	2010
Revenues	$1,411,566	$1,337,374	$1,270,909	$1,205,064	$1,136,890
Income Before Income Taxes	219,484	191,606	176,642	161,096	143,545
Net Income	137,664	123,330	111,332	100,711	90,002
Earnings Per Share - Basic:	0.94	0.84	0.76	0.69	0.61
Earnings Per Share - Diluted:	0.94	0.84	0.76	0.69	0.61
Dividends paid per share	0.52	0.45	0.44	0.28	0.24
OTHER DATA:
Net cash provided by operating activities	$194,146	$162,665	$141,919	$154,647	$124,053
Net cash used in investing activities	(89,471)	(30,790)	(42,693)	(29,154)	(47,645)
Net cash used in financing activities	(106,518)	(75,653)	(80,989)	(99,427)	(65,497)
Depreciation	16,627	14,415	15,212	15,112	15,975
Amortization of intangible assets	26,882	25,156	23,443	22,391	20,433
Capital expenditures	$(28,739)	$(18,632)	$(19,040)	$(18,652)	$(13,036)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$283,958	$272,442	$205,992	$175,822	$151,021
Total assets	808,162	739,217	692,506	645,650	619,014
Line of credit	—	—	—	—	26,000
Stockholders’ equity	$462,676	$438,255	$354,956	$323,997	$297,970
Number of shares outstanding at year-end	145,522	145,864	146,015	146,251	147,181

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America and Australia with international franchises in Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

RESULTS OF OPERATIONS

				% better/(worse) as
	(in thousands)			compared to prior year
Years ended December 31,	2014	2013	2012	2014	2013
Revenues	$1,411,566	$1,337,374	$1,270,909	5.5%	5.2%
Cost of services provided	707,739	678,459	647,578	(4.3)	(4.8)
Depreciation and amortization	43,509	39,571	38,655	(10.0)	(2.4)
Sales, general and administrative	441,706	428,288	407,488	(3.1)	(5.1)
Gain on sales of assets, net	(618)	(165)	(468)	274.5	(64.7)
Pension Settlement	—	—	1,000	N/M	100.0
Interest (income)/expense	(254)	(385)	14	(34.0)	N/M
Income before income taxes	219,484	191,606	176,642	14.5	8.5
Provision for income taxes	81,820	68,276	65,310	(19.8)	(4.5)
Net income	$137,664	$123,330	$111,332	11.6%	10.8%

General Operating Comments

The year 2014 marked the Company’s 17th consecutive year of reporting improved revenue and profit. In 2014 the Company’s revenue grew 5.5%, with growth in all lines of service. The Company’s revenue from its bed bug service offering grew over 18% for the year and HomeTeam’s TAEXX® homebuilder installations rose almost 5.5%. We have also expanded Orkin’s international franchise portfolio to a total of 37 international franchises

Management is pleased with the 2014 accomplishments and recognizes many opportunities to improve our business in the future. We feel we have a premium brand in Orkin® that is recognized around the world, as well as other pest control brands that are well known in their respective markets. We will continue to look for better ways to do what we do to provide our customers with premiere service that facilitates their pest control needs.

Results of Operations—2014 Versus 2013

Overview

The Company’s gross margin increased to 49.9% for 2014 from 49.3% in 2013. Sales, general and administrative expense decreased in 2014 to 31.3% of revenue versus 32.0% in 2013. The Company’s depreciation and amortization margin increased 0.1 point to 3.1 % in 2014 compared to 3.0% in 2013. The Company had net income of $137.7 million in 2014 compared to $123.3 million in 2013, an 11.6% increase. Net profit margin improved to 9.8% in 2014 from 9.2% in 2013.

Revenues

Revenues for the year ended December 31, 2014 were $1.412 billion, an increase of $74.2 million or 5.5% from 2013 revenues of $1.337 billion. Commercial pest control represented approximately 41% of the Company’s business in 2014 and grew 6.7% in 2014 due to increases in sales and bed bug revenues and acquisitions. Residential pest control represented approximately 41% of the Company’s business and increased 4.5% driven by increased leads, closure and pricing as well as increased capture of TAEXX® homebuilder installations, bed bug revenues and acquisitions. The Company’s termite business, which represented approximately 17% of the Company’s revenue, grew 5.0% in 2014 due to increases in ancillary service sales as well as increases in customers from cross-selling campaigns, and acquisitions.

The Company implemented its traditional price increase program in June 2014. Less than 2.0% of the Company’s revenue increase came from pricing actions. The Company’s acquisitions accounted for less than 2% of the revenue increase. Nearly 80.0% of the Company’s revenue was recurring in 2014 and 2013.

The Company’s foreign operations accounted for approximately 8% of total revenues for the years ended December 31, 2014 and 2013. The Company established new franchises in Brazil, China, Ecuador, Egypt, Guatemala, Honduras, Paraguay, Puerto Rico Saudi Arabia, Uruguay, and the US Virgin Islands in 2014 for a total of 37 international franchises at December 31, 2014 with 26 at December 31, 2013. Orkin had 92 and 80 total domestic and international franchises at December 31, 2014 and 2013, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2014 cost of services provided increased $29.3 million or 4.3%, compared to the twelve months ended December 31, 2013. Gross margin for the year was 49.9% for 2014 and 49.3% for 2013 due to favorable termite and casualty claim development, reduced fleet costs and good cost controls across most spending categories.

Depreciation and Amortization

For the twelve months ended December 31, 2014, depreciation and amortization increased $3.9 million, or 10.0% compared to the twelve months ended December 31, 2013. The dollar increase was due primarily to amortization related to acquisitions that occurred over the previous 12 months. The increase is due to amortization of intangible assets acquired in late 2013 and early 2014 partially offset by several fixed and intangible assets being fully depreciated or amortized.

Sales, General and Administrative

For the twelve months ended December 31, 2014, sales, general and administrative (SG&A) expenses increased $13.4 million, or 3.1% compared to the twelve months ended December 31, 2013 representing 31.3% of revenues compared to 32.0% of revenues in the prior year. As a percentage of revenues, SG&A decreased due to the Company being able to leverage our administrative and sales salaries against higher revenues, along with a lower advertising run rate than the prior year.

Gain on Sales of assets, Net

Gain on sales of assets, net increased to $0.6 million for the year ended December 31, 2014 compared to $0.2 million gain in 2013. The Company recognized gains from the sale of owned vehicles and property in 2014 and 2013.

Interest (Income)/Expense, Net

Interest (income)/expense, net for the year ended December 31, 2014 was $0.3 million income, a decrease of $0.1 million compared to $0.4 million in 2013. Interest income for the year is due to interest received on cash balances in the Company’s various cash accounts.

Taxes

The Company’s effective tax rate was 37.3% in 2014 compared to 35.6% in 2013, due primarily to state and foreign income taxes, and the release of certain deferred tax liabilities in 2013.

Results of Operations—2013 Versus 2012

Overview

The Company’s gross margin increased to 49.3% for 2013 from 49.0% in 2012. Sales, general and administrative expense decreased in 2013 to 32.0% of revenue versus 32.1% in 2012. The Company remained flat in its depreciation and amortization margin at 3.0% in 2013 and 2012. The Company had net income of $123.3 million in 2013 compared to $111.3 million in 2012, a 10.8% increase. Net profit margin improved to 9.2% in 2013 from 8.8% in 2012.

Revenues

Revenues for the year ended December 31, 2013 were $1.337 billion, an increase of $66.4 million or 5.2% from 2012 revenues of $1.271 billion. Commercial pest control represented approximately 41% of the Company’s business in 2013 and grew 4.9% in 2013 due to increases in sales and bed bug revenues. Residential pest control represented approximately 41% of the Company’s business and increased 6.1% driven by increased leads, closure and pricing as well as increased capture of TAEXX® homebuilder installations. The Company’s termite business, which represented approximately 17% of the Company’s revenue, grew 4.5% in 2013 due to increases in ancillary service sales as well as the Company’s expanded sales force and price improvement.

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

Cost of Services Provided

For the twelve months ended December 31, 2013 cost of services provided increased $30.9 million or 4.8%, compared to the twelve months ended December 31, 2012. Gross margin for the year was 49.3% for 2013 and 49.0% for 2012. While most costs increased during the year due to the Company’s early 2013 and late 2012 acquisitions, service salaries, personnel related costs and materials and supplies increased due to increased sales, increased TAEXX® installations and higher group medical insurance premiums. These costs were partially offset by lower insurance and claims costs.

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

Gain on Sales of assets, Net

Gain on sales of assets, net decreased to $0.2 million gain for the year ended December 31, 2013 compared to $0.5 million gain in 2012. The Company recognized gains from the sale of owned vehicles and property in 2013 and 2012.

Taxes

The Company’s effective tax rate was 35.6% in 2013 compared to 37.0% in 2012, due primarily to differences in state tax rates and foreign income taxes and the release of certain deferred tax liabilities.

Liquidity and Capital Resources

Cash and Cash Flow

The Company’s cash and cash equivalents at December 31, 2014, 2013, and 2012 were $108.4 million, $118.2 million, and $65.1 million, respectively.

The following table sets forth the historical cash flows for the years ended December 31:

	2014	2013	2012
Net cash provided by operating activities	$194,146	$162,665	$141,919
Net cash used in investing activities	(89,471)	(30,790)	(42,693)
Net cash used in financing activities	(106,519)	(75,653)	(80,989)
Effect of exchange rate changes on cash	(8,000)	(3,088)	570
Net (decrease) increase in cash and cash equivalents	$(9,844)	$53,134	$18,807

Cash Provided by Operating Activities

The Company’s operations generated cash of $194.1 million for the year ended December 31, 2014 primarily from net income of $137.7 million, compared with cash provided by operating activities of $162.7 million in 2013 and $141.9 million in 2012. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $5.3 million to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2014 and $5.0 million and $5.2 million during the years ended December 31, 2013 and 2012, respectively, as a result of the Plans’ funding status. The Company is considering making contributions to its Plans of approximately $3.3 million during fiscal 2015. In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $89.5 million on investing activities for the year ended December 31, 2014 compared to $30.8 million and $42.7 million during 2013 and 2012, respectively, and of that, invested approximately $28.7 million in capital expenditures during 2014 compared to $18.6 million and $19.0 million during 2013 and 2012, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $20.0 million and $25.0 million in 2015 in capital expenditures. During 2014, the Company’s subsidiaries acquired several small companies totaling $63.3 million compared to $12.6 million in acquisitions during 2013 and $25.0 million in 2012. The expenditures for the Company’s acquisitions were funded with cash on hand and stock in one instance. The Company continues to seek new acquisitions.

Cash Provided by Financing Activities

The Company used cash of $106.5 million on financing activities for the year ended December 31, 2014 compared to $75.7 million and $81.0 million during 2013 and 2012, respectively. A total of $75.8 million was paid in cash dividends ($0.52 per share) during the year ended December 31, 2014 including a special dividend paid in December 2014 of $0.10 per share compared to $65.7 million paid in cash dividends ($0.45 per share) during the year ended December 31, 2013 including a special dividend paid in December 2013 of $0.09 per share, compared to $64.3 million ($0.44 per share) during the year ended December 31, 2012 including a special dividend paid in December 2012 of $0.12 per share.

The Company used $29.3 million to repurchase on the open market 1.0 million shares of its common stock at a weighted average price of $29.19 per share during 2014 compared to $8.4 million to purchase 0.3 million shares at an average price of $24.56 in 2013 and $16.4 million to purchase 0.8 million shares at a weighted average price of $20.93 in 2012. There remain 4.0 million shares authorized to be repurchased under prior Board approval. In addition to the shares purchased on the open market, the Company repurchased $6.2 million, $5.3 million and $3.5 million of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $108.4 million of total cash at December 31, 2014, is primarily cash held at various banking institutions. Approximately $35.0 million is held in cash accounts at international bank institutions and the remaining $73.3 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

The Company maintains a large cash position in the United States while having no third-party debt to service. Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. As of December 31, 2014, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $35.5 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2018, subject to up to three optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

●	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2014, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2014 and expects to maintain compliance throughout 2015.

Litigation

For discussion on the Company’s legal contingencies, see note 12 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2014 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	$4,578	$2,458	$2,120	$—	$—
Non-cancelable operating leases	81,898	25,512	27,511	15,030	13,845
Unrecognized Tax Positions (1)	515	—	515	—	—
Total (2)	$86,991	$27,970	$30,146	$15,030	$13,845

(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2014.

(2)	Minimum pension funding requirements are not included as funding will not be required. The company is considering making contributions to its pension plans of approximately $3.3 million during 2015.

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

Accrual for Termite Contracts — The Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation. It is significant that the actual number of claims has decreased in recent years due to changes in the Company’s business practices. However, it is not possible to precisely predict future significant claims. Accruals for termite contracts are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Accrued Insurance — The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, and pre-hire, random and post-accident drug testing. The Company has improved the time required to report a claim by utilizing a “Red Alert” program that provides serious accident assessment twenty four hours a day and seven days a week and has instituted a modified duty program that enables employees to go back to work on a limited-duty basis.

Revenue Recognition — The Company’s revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues.

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

Contingency Accruals — The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Contingencies,” Management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liabilities may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Defined benefit pension plans — In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through June 2005. The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum distribution in December 2012. The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan to the Company’s financial statements. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains or losses ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets is 7.0% which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.15% as of December 31, 2014 compared to 5.20% in 2013 and 4.17% in 2012. A lower discount rate increases the present value of benefit obligation.

As set forth in note 13 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with Accounting Standards Update (“ASU”) No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2014, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income decreased stockholders’ equity by $41.7 million before tax and $25.6 million after tax.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

In July 2013, the FASB issued ASU No 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

Recently issued accounting standards to be adopted in 2015 or later

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205 and 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. ASU 2014-09 is effective retrospectively for the annual or interim reporting periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of ASU 2014-09 on its financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225): Income Statement-Extraordinary and Unusual Items (ASU 2015-01) eliminate the GAAP concept of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management’s belief that environmental remediation costs estimated to be incurred are not material to the Company’s financial condition or operating results; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company’s belief that such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity; the Company’s expectation to continue its payment of cash dividends; management’s belief that it has identified many opportunities to improve its business in the future; the adequacy of the Company’s resources and borrowings to fund operations and obligations; management’s belief that any additional pension plan contributions will not have a material effect on the Company’s financial position, results of operation or liquidity; the Company’s projected 2015 capital expenditures; the plans to expand Orkin’s franchise program and to grow in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions; the Company’s expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2015; the impact and amount of the Company’s contractual obligations; management’s expectations regarding termite claims and factors that impact future costs from those claims; the expected cost of termite renewals; the expected collectability of accounts receivable; expected tax consequences; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company’s financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $35.5 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2014 based on criteria established in the 2013 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2014.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2014, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 24.

/s/ Gary W. Rollins	/s/ Harry J. Cynkus
Gary W. Rollins Vice Chairman and Chief Executive Officer	Harry J. Cynkus Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the, 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, GA

February 25, 2015

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)
December 31,	2014	2013
ASSETS
Cash and cash equivalents	$108,372	$118,216
Trade receivables, net of allowance for doubtful accounts of $10,944 and $9,078, respectively	77,854	72,849
Financed receivables, short-term, net of allowance for doubtful accounts of $1,748 and $1,777, respectively	12,234	12,220
Materials and supplies	14,078	12,251
Deferred income taxes	42,764	39,518
Other current assets	28,656	19,388
Total Current Assets	283,958	274,442
Equipment and property, net	101,669	87,215
Goodwill	255,563	211,847
Customer contracts, net	104,657	101,457
Other intangible assets, net	28,815	27,112
Deferred income taxes	7,881	4,544
Financed receivables, long-term, net of allowance for doubtful accounts of $1,402 and $1,423, respectively	11,787	11,608
Prepaid pension	—	7,113
Other assets	13,832	13,879
Total Assets	$808,162	$739,217
LIABILITIES
Accounts payable	22,878	23,194
Accrued insurance	24,204	25,631
Accrued compensation and related liabilities	74,090	66,175
Unearned revenue	94,056	91,014
Other current liabilities	37,451	29,778
Total current liabilities	252,679	235,792
Accrued insurance, less current portion	30,946	28,245
Accrued pension	29,558	691
Long-term accrued liabilities	32,303	36,234
Total Liabilities	345,486	300,962
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, respectively, 145,721,938 and 145,864,443 shares issued, respectively	145,722	145,864
Treasury Stock, par value $1 per share ; 200,000 and 0 shares, respectively	(200)	—
Paid-in-capital	62,839	53,765
Accumulated other comprehensive loss	(65,488)	(31,771)
Retained earnings	319,803	270,397
Total Stockholders’ Equity	462,676	438,255
Total Liabilities and Stockholders’ Equity	$808,162	$739,217

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except per share data)
Years ended December 31,	2014	2013	2012
REVENUES
Customer services	$1,411,566	$1,337,374	$1,270,909

COSTS AND EXPENSES
Cost of services provided	707,739	678,459	647,578
Depreciation and amortization	43,509	39,571	38,655
Sales, general and administrative	441,706	428,288	407,488
Gain on sales of assets, net	(618)	(165)	(468)
Pension settlement loss	—	—	1,000
Interest (income)/expense	(254)	(385)	14
	1,192,082	1,145,768	1,094,267
INCOME BEFORE INCOME TAXES	219,484	191,606	176,642
PROVISION FOR INCOME TAXES
Current	73,380	67,920	67,180
Deferred	8,440	356	(1,870)
	81,820	68,276	65,310
NET INCOME	$137,664	$123,330	$111,332
INCOME PER SHARE - BASIC	$0.94	$0.84	$0.76
INCOME PER SHARE - DILUTED	$0.94	$0.84	$0.76
Weighted average shares outstanding - basic	145,796	146,081	146,299
Weighted average shares outstanding - diluted	145,796	146,081	146,306
DIVIDENDS PAID PER SHARE	$0.52	$0.45	$0.44

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2014	2013	2012

NET INCOME	$137,664	$123,330	$111,332
Other comprehensive earnings/(loss), net of tax
Pension and other postretirement benefit plans	(25,575)	28,102	(9,533)
Foreign currency translation adjustments	(8,142)	(2,906)	656
Other comprehensive earnings/(loss)	(33,717)	25,196	(8,877)
Comprehensive earnings	$103,947	$148,526	$102,455

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(In thousands)
						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2011	146,251	$146,251	—	$—	$36,554	$(48,090)	$189,282	$323,997
Net Income							111,332	111,332

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(9,533)	—	(9,533)
Foreign Currency Translation Adjustments	—	—	—	—	—	656	—	656
Cash Dividends							(64,282)	(64,282)
Common Stock Purchased (1)	(782)	(782)	—	—	—	—	(15,580)	(16,362)
Stock Compensation	684	684	—	—	8,810	—	—	9,494
Employee Stock Buybacks and Common Stock Options Exercised	(138)	(138)	—	—	(3,439)	—	—	(3,577)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,231	—	—	3,231
Balance at December 31, 2012	146,015	$146,015	—	$—	$45,156	$(56,967)	$220,752	$354,956
Net Income							123,330	123,330

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	28,102	—	28,102
Foreign Currency Translation Adjustments	—	—	—	—	—	(2,906)	—	(2,906)
Cash Dividends	—	—	—	—	—	—	(65,658)	(65,658)
Common Stock Purchased (1)	(341)	(341)	—	—	—	—	(8,027)	(8,368)
Stock Compensation	407	407	—	—	10,020	—	—	10,427
Employee Stock Buybacks and Common Stock Options Exercised	(217)	(217)	—	—	(5,133)	—	—	(5,350)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,722	—	—	3,722
Balance at December 31, 2013	145,864	$145,864	—	$—	$53,765	$(31,771)	$270,397	$438,255
Net Income							137,664	137,664

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)		(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)		(8,142)
Cash Dividends	—	—	—	—	—	—	(75,750)	(75,750)
Common Stock Issued for Acquisitions	390	390	193	193	15,831	—	—	16,414
Common Stock Purchased (1)	(613)	(613)	(393)	(393)	(15,831)	—	(12,508)	(29,345)
Stock Compensation	293	293	—	—	10,286	—	—	10,579
Employee Stock Buybacks and Common Stock Options Exercised	(212)	(212)	—	—	(5,956)	—	—	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744
Balance at December 31, 2014	145,722	$145,722	(200)	$(200)	$62,839	$(65,488)	$319,803	$462,676

(1)	Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$137,664	$123,330	$111,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	42,277	39,304	38,074
Pension Settlement	—	—	1,000
Provision for deferred income taxes	8,440	356	(1,870)
Stock based compensation expense	10,579	10,427	9,494
Excess tax benefits from share-based payments	(4,744)	(3,722)	(3,231)
Provision for bad debts	11,197	10,388	11,095
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(13,369)	(13,617)	(16,438)
Financed receivables	(941)	(950)	(1,453)
Materials and supplies	(1,525)	(118)	(655)
Other current assets	(10,678)	(4,613)	(1,469)
Other non-current assets	7,200	(1,343)	286
Accounts payable and accrued expenses	15,273	4,918	(2,175)
Unearned revenue	2,497	3,561	1,935
Accrued insurance	1,274	(1,572)	6,087
Pension funding	(5,250)	(5,000)	(5,203)
Long-term accrued liabilities	(5,748)	1,316	(4,890)
Net cash provided by operating activities	194,146	162,665	141,919
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(63,335)	(12,632)	(25,030)
Capital expenditures	(28,739)	(18,632)	(19,040)
Cash from sale of franchises	565	102	322
Proceeds from sale of assets	2,038	372	1,055
Net cash used in investing activities	(89,471)	(30,790)	(42,693)
FINANCING ACTIVITIES
Payment of Dividends	(75,750)	(65,658)	(64,282)
Cash paid for common stock purchased	(35,513)	(13,723)	(19,938)
Excess tax benefits from share-based payments	4,744	3,722	3,231
Proceeds received upon exercise of stock options	—	6	—
Net cash used in financing activities	(106,519)	(75,653)	(80,989)
Effect of exchange rate changes on cash	(8,000)	(3,088)	570
Net(decrease) increase in cash and cash equivalents	(9,844)	53,134	18,807
Cash and cash equivalents at beginning of year	118,216	65,082	46,275
Cash and cash equivalents at end of year	108,372	118,216	65,082
Supplemental disclosure of cash flow information
Cash paid for interest	—	—	—
Cash paid for income taxes, net	74,454	69,354	62,998

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/(loss) were ($41.7) million, $45.7 million, and $(15.4) million in 2014, 2013, and 2012, respectively.

Business Combinations —There were $24.2 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2014, $3.3 million in 2013 and $3.0 million for 2012. The Company used 582,233 shares of Company stock at a price of $28.19 per share or $16.4 million in acquisitions of companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013, and 2012, Rollins, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. Services are performed through a contract that specifies service frequency and the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers, either directly, or franchise operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada’s largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

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

HomeTeam Pest Defense (“HomeTeam”), a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx® tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders nationally.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional residential, commercial and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. On February 2, 2015 we announced that Harry J. Cynkus, CFO of Rollins, Inc. would retire in 2015. Eddie Northen is expected to succeed Harry Cynkus as CFO effective May 1, 2015.

Three-for-two stock split—The Board of Directors at its quarterly meeting on January 27, 2015, authorized a three-for-two stock split by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. Unless otherwise stated all share and per share data appearing in the consolidated financial statements and related notes are presented prior to this stock split.

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

The Company’s foreign operations accounted for approximately 8% of revenues for each of the years ended December 31, 2014, 2013, and 2012.

Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Recognition of initial franchise fee revenues occurs when all material services or conditions relating to a new agreement have been substantially performed or satisfied by the Company, initial franchise fees are treated as unearned revenue in the Statement of Financial Position until such time. Royalties from Orkin franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2014, 2013, and 2012.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2014	2013	2012
(in thousands)
Advertising	$54,909	$55,282	$48,909

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

The Company’s $108.4 million of total cash at December 31, 2014, is primarily cash held at various banking institutions. Approximately $35.0 million is held in cash accounts at international bank institutions and the remaining $73.3 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

At December 31,	2014	2013
(in thousands)
Cash held in foreign bank accounts	$35,065	$51,012

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

The Company had no marketable securities other than those held in the defined pension benefit plan and the nonqualified deferred compensation plan at December 31, 2014 and 2013. See note 13 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)topic 740 “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.

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

Years ended December 31,	2014	2013	2012
(in thousands)
Depreciation	$16,627	$14,415	$15,212
33

Goodwill and Other Intangible Assets—In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is lower than its carrying value, then the Company will compare the implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2014. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated.

Impairment of Long-Lived Assets—In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including customer contracts and assets that may be subject to a management plan for disposition.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with the FASB ASC Topic 450 “Contingencies,” management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.

Three-for-two stock split—The Board of Directors at its quarterly meeting on January 27, 2015, authorized a three-for-two stock split by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. Unless otherwise stated all share and per share data appearing in the consolidated financial statements and related notes are presented prior to this stock split.

Earnings Per Share—the FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are stated prior to the stock split effective March 10, 2015:

Years Ended December 31,	2014	2013	2012
Net income available to stockholders	$137,664	$123,330	$111,332
Less: Dividends paid
Common Stock	(74,704)	(64,571)	(63,120)
Restricted shares of common stock	(1,046)	(1,087)	(1,162)
Undistributed earnings for the period	$61,914	$57,672	$47,050

Allocation of undistributed earnings:
Common stock	$61,001	$56,663	$46,150
Restricted shares of common stock	913	1,009	900

Diluted allocation of undistributed earnings:
Common stock	$61,001	$56,663	$46,150
Restricted shares of common stock	913	1,009	900

Basic shares outstanding:
Common stock	143,646	143,526	143,499
Restricted shares of common stock	2,150	2,555	2,800
	145,796	146,081	146,299
Diluted shares outstanding:
Common stock	143,646	143,526	143,499
Dilutive effect of stock options	—	—	7
	143,646	143,526	143,506
Restricted shares of common stock	2,150	2,555	2,800
	145,796	146,081	146,306

Basic earnings per share
Common stock:
Distributed earnings	$0.52	$0.45	$0.44
Undistributed earnings	0.42	0.39	0.32
	$0.94	$0.84	$0.76
Restricted shares of common stock
Distributed earnings	$0.49	$0.43	$0.42
Undistributed earnings	0.42	0.39	0.32
	$0.91	$0.82	$0.74
Diluted earning per share:
Common stock:
Distributed earnings	$0.52	$0.45	$0.44
Undistributed earnings	0.42	0.39	0.32
	$0.94	$0.84	$0.76
35

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

Stock-Based Compensation— The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan. The Company’s stock options generally vest over a five-year period and expire ten years from the issuance date.

TLRSs provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Outstanding TLRSs vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The fair value of these awards is recognized as compensation expense, net of forfeitures, on a straight-line basis over six years.

The Company has not granted stock options since 2003.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations and minimum pension liability adjustments.

Franchising Program—Rollins’ wholly-owned subsidiary, Orkin, had 55, 54 and 57 domestic franchises as of December 31, 2014, 2013 and 2012, respectively. Transactions with domestic franchises involve sales of customer contracts to establish new franchises, initial franchise fees and royalties. The customer contracts and initial franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from franchises were $4.2 million at December 31, 2014 and $4.1 million at December 31, 2013. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

The Company recognizes gains from the sale of customer contracts at the time they are sold to franchises and collection on the notes is reasonably assured. The Company recognized net gains of $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively for the sale of customer contracts. These amounts are included as revenues in the accompanying Consolidated Statements of Income.

All domestic franchises have a guaranteed repurchase clause that the franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial domestic franchise fees are deferred in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred franchise fees were $3.0 million, $2.9 million, and $3.0 million at December 31, 2014, 2013, and 2012, respectively.

Royalties from franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis. Revenue from franchises was $4.5 million for the year ended December 31, 2014 and $3.9 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2014, 2013 and 2012, Orkin had 37, 26, and 22 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the franchises was $1.2 million, $1.2 million, and $2.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

In July 2013, the FASB issued ASU No 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. The provision of the new guidance was effective as of the beginning of our 2014 fiscal year. Adoption of this new guidance did not have a material impact on the Company’s reported results of operations or financial position.

Recently issued accounting standards to be adopted in 2015 or later

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205 and 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. ASU 2014-09 is effective retrospectively for the annual or interim reporting periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of ASU 2014-09 on its financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225): Income Statement-Extraordinary and Unusual Items (ASU 2015-01) eliminate the GAAP concept of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

2.	ACQUISITIONS

The Company has made several acquisitions that are not material individually or in total to the Company’s consolidated financial statements during the years ended December 31, 2014, 2013, and 2012.

Rollins Australia (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

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

Total cash purchase price for the Company’s acquisitions in 2014 was $63.3 million, and the Company issued common stock as purchase price in acquisition having a total value of $16.4 million.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded at the date of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable, net	$2,594
Materials and supplies	481
Prepaid expenses	175
Equipment and property	4,516
Goodwill	48,477
Customer contracts	28,237
Other intangible assets	6,471
Current liabilities	(6,733)
Other assets and liabilities, net	(2,900)
Total consideration paid	81,318
Less: Common Stock Payment	(16,413)
Less: Contingent consideration liability	(1,570)
Total cash purchase price	$63,335

3.	DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. As of December 31, 2014, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $35.5 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2018, subject to up to three optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

●	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2014, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2014 and expects to maintain compliance throughout 2015.

4.	TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2014	2013
(in thousands)
Gross Trade Receivables, short-term	$88,798	$81,927
Allowance for Doubtful Accounts	(10,944)	(9,078)
Net Trade Receivables	$77,854	$72,849
39

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.	FINANCING RECEIVABLES

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

At December 31,	2014	2013
(in thousands)
Gross Financing Receivables, short-term	$13,982	$13,997
Gross Financing Receivables, long-term	13,189	13,031
Allowance for Doubtful Accounts	(3,150)	(3,200)
Net Financing Receivables	$24,021	$23,828

Total financing receivables, net were $24.0 million and $23.8 million at December 31, 2014 and December 31, 2013, respectively. Financing receivables are charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 3.1% and 2.7% for the twelve months ended December 31, 2014 and December 31, 2013, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2014, there were no accounts on a non-accrual status, and no financing receivables greater than 180 days past due.

Included in financing receivables are notes receivable from franchise owners. These notes are low risk as the repurchase of these franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin, Inc., and the repurchase price of the franchise is currently estimated and has historically been well above the receivable due from the franchise owner.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $11.8 million and $11.6 million at December 31, 2014 and 2013, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows:

At December 31,	2014	2013
(in thousands)
Balance, beginning of period	$3,200	$3,250
Additions to allowance	748	626
Deductions, net of recoveries	(798)	(676)
Balance, end of period	$3,150	$3,200
40

The following is a summary of the past due financing receivables:

December 31,	2014	2013
(in thousands)
30-59 days past due	$626	$1,185
60-89 days past due	201	251
90 days or more past due	352	355
Total	$1,179	$1,791

The following is a summary of percentage of gross financing receivables:

December 31,	2014	2013
Current	95.7%	93.4%
30-59 days past due	2.3%	4.4%
60-89 days past due	0.8%	0.8%
90 days or more past due	1.2%	1.4%
Total	100.0%	100.0%

6.	EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2014	2013
(in thousands)
Buildings	$48,440	$46,574
Operating Equipment	79,235	90,793
Furniture and Fixtures	14,303	13,477
Computer Equipment and Systems	92,064	56,564
	234,042	207,408
Less—Accumulated Depreciation	(156,940)	(144,877)
	77,102	62,531
Land	24,567	24,684
Net equipment and property	$101,669	$87,215

Included in equipment and property, net at December 31, 2014 and 2013, are fixed assets held in foreign countries of $3.8 million, and $1.9 million, respectively.

Total depreciation expense was approximately $16.6 million in 2014, $14.4 million in 2013 and $15.2 million in 2012.

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

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2014.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$62	$62	$—	$—
Total	$62	$62	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2013.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$480	$480	$—	$—
Total	$480	$480	$—	$—
41

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

At December 31, 2014 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.4 million. The cash surrender value of these life insurance policies had a net realizable value of $12.7 million and $11.5 million at December 31, 2014 and 2013, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $13.7 million at December 31, 2014 and 2013, respectively.

8.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $255.6 million as of December 31, 2014 and $211.8 million as of December 31, 2013. Goodwill increased for the year ended December 31, 2014 due primarily to acquisitions and currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $42.7 million as of December 31, 2014 and $9.2 million as of December 31, 2013. The changes in the carrying amount of goodwill for the twelve months ended December 30, 2014 and 2013 are as follows:

(in thousands)
Goodwill at December 31, 2012	$212,477
Goodwill acquired	40
Goodwill adjustments due to currency translation	(670)
Goodwill at December 31, 2013	$211,847
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	48,477
Goodwill adjustments due to currency translation	(4,761)
Goodwill at December 31, 2014	$255,563

9.	CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with the FASB ASC Topic 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were reviewed, and it was determined that customer contracts should be amortized over a life of 7 to 20 years dependent upon customer type. The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2014	2013
(in thousands)
Customer contracts	$214,125	$226,717
Less: Accumulated amortization	(109,468)	(125,260)
Customer contracts, net	$104,657	$101,457

The carrying amount of customer contracts in foreign countries was $16.8 million as of December 31, 2014 and $6.3 million as of December 31, 2013.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2014	2013
(in thousands)
Other intangible assets	$41,327	$36,352
Less: Accumulated amortization	(12,512)	(9,240)
Other intangible assets, net	$28,815	$27,112

The carrying amount of other intangible assets in foreign countries was $4.1 million as of December 31, 2014 and $0.4 million as of December 31, 2013.

Included in the table above are trademarks and trade names of $16.6 million and $14.8 million at December 31, 2014 and 2013, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets of $ 11.3 million and $12.6 million at December 31, 2014 and 2013, respectively.

The carrying amount of customer contracts and other intangible assets, net were as follows:

December 31,	2014	2013
(in thousands)
Customer contracts, net	$104,657	$101,457
Other intangible assets, net	28,815	27,112
Customer contracts and other intangible assets, net	$133,472	$128,569

Total amortization expense was approximately $26.9 million in 2014, $25.2 million in 2013 and $23.4 million in 2012.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)

2015	$23,377
2016	20,621
2017	18,744
2018	15,276
2019	12,480

10.	INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2014	2013	2012
(in thousands)
Current:
Federal	$59,053	$54,778	$54,815
State	9,936	9,259	8,717
Foreign	4,391	3,883	3,648
Deferred:
Federal	6,123	(468)	(2,326)
State	2,159	730	484
Foreign	158	94	(28)
Total income tax provision	$81,820	$68,276	$65,310

The primary factors causing income tax expense to be different than the federal statutory rate for 2014, 2013, and 2012 are as follows:

For the years ended December 31,	2014	2013	2012
(in thousands)
Income tax at statutory rate	$76,820	$67,063	$61,825
State income tax expense (net of federal benefit)	7,429	6,498	5,835
Foreign tax benefit	(1,760)	(2,661)	(2,560)
Other	(669)	(2,624)	210
Total income tax provision	$81,820	$68,276	$65,310

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

The Provision for Income Taxes resulted in an effective tax rate of 37.3% on Income Before Income Taxes for the year ended December 31, 2014. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes.

For 2013 and 2012 the effective tax rate was 35.6% and 37.0%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes and the release of certain deferred tax liabilities.

During 2014, 2013, and 2012, the Company paid income taxes of $74.5 million, $69.4 million and $63.0 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follow:

December 31,	2014	2013
(in thousands)
Deferred tax assets:
Termite accrual	$1,887	$2,738
Insurance and contingencies	26,316	26,171
Unearned revenues	15,086	14,692
Compensation and benefits	15,641	14,100
State and foreign operating loss carryforwards	10,454	9,637
Bad debt reserve	4,520	4,032
Other	1,217	1,275
Valuation allowance	(3,415)	(2,245)
Total deferred tax assets	71,706	70,400
Deferred tax liabilities:
Depreciation and amortization	(9,035)	(4,605)
Foreign currency translation	—	(1,792)
Pension	11,439	(2,485)
Intangibles and other	(23,465)	(17,456)
Total deferred tax liabilities	(21,061)	(26,338)
Net deferred tax assets	$50,645	$44,062

Analysis of the valuation allowance:

December 31,	2014	2013
(in thousands)
Valuation allowance at beginning of year	$2,245	$2,096
Increase in valuation allowance	1,170	149
Valuation allowance at end of year	$3,415	$2,245

As of December 31, 2014, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $195.5 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2028. Management believes that it is unlikely to be able to utilize approximately $15.5 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $1.2 million due to the foreign net operating losses.

Earnings from continuing operations before income tax includes foreign income of $16.2 million, $17.0 million, and $15.6 million in 2014, 2013, and 2013, respectively. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

There were no unrecognized tax benefits at December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2014	2013
(in thousands)
Balance at Beginning of Year	$—	$1,581
Additions for tax positions of prior years	—	387
Settlements	—	(1,968)
Balance at End of Year	—	—

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2007 through 2013. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2010.

It is reasonably possible that the amount of unrecognized tax benefits will increase in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.5 million and $0.5 million as of December 31, 2014 and December 31, 2013, respectively. During 2014 the Company recognized interest and penalties of $0.1 million.

11.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with the FASB ASC Topic 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2014	2013
(in thousands)
Beginning balance	$7,075	$8,300
Current year provision	1,286	2,128
Settlements, claims, and expenditures	(3,486)	(3,353)
Ending balance	$4,875	$7,075

The accrual for termite contracts is included in other current liabilities, $1.9 million and $2.5 million at December 31, 2014 and 2013, respectively and long-term accrued liabilities, $3.0 million and $4.6 million at December 31, 2014 and 2013, respectively on the Company’s consolidated statements of financial position.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expires at various dates through 2028:

For the years ended December 31,	2014	2013	2012
(in thousands)
Rental Expense	$54,487	$51,605	$48,511

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2015	$25,512
2016	15,587
2017	11,924
2018	8,809
2019	6,221
Thereafter	13,845
Total minimum obligation	$81,898

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

Presently, the Company and a subsidiary, The Industrial Fumigant Company, LLC, are named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, has been filed in the United States District Court for the Eastern District of North Carolina.  The court dismissed plaintiffs’ claim for breach of contract on March 15, 2014, and it dismissed plaintiffs’ only remaining claim (negligence) on December 15, 2014. Plaintiffs have appealed the rulings.

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc., its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the reasonably possible loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc., its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the reasonably possible loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provides benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $5.3 million, $5.0 million and $5.2 million to the Plans during the years ended December 31, 2014, 2013 and 2012 respectively.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In 2012 and again in 2014, the Plan was amended to allow certain vested participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $22,000 in 2014 or $13,500 in 2012, or an annuity starting date of December 1, 2014 for the 2014 amendment, or an annuity starting date of December 1, 2012 for the 2012 amendment.  In total $6.3 million and $4.7 million was paid by the Plan during the years ended December 31, 2014 and 2012, respectively, under this program.  The Plan did not offer any options for the year ended December 31, 2013.

The Company terminated the Waltham Services, LLC Salaried Pension Plan and all benefits have been settled via an annuity purchase or lump sum in December 2012.  The total payout by the plan was either in the form of lump sum payments (including rollovers) or annuities.  Active employees were eligible to roll their balances into the Rollins 401(k) Savings Plan. The Annuities were purchased through an unaffiliated insurance company.  The total amount disbursed to terminate the plan totaled $4.0 million.

The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company’s financial statements. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2014	2013
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$185,947	$210,815
Service cost	74	112
Interest cost	9,427	8,551
Actuarial (gain) loss	42,056	(24,724)
Benefits paid	(15,783)	(8,807)
Accumulated Benefit obligation at end of year	221,721	185,947
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	192,368	167,544
Actual return on plan assets	10,328	28,632
Employer contribution	5,250	5,000
Benefits paid	(15,783)	(8,807)
Fair value of plan assets at end of year	192,163	192,369
Funded status	$(29,558)	$6,422

Amounts Recognized in the Statement of Financial Position consist of:

December 31,	2014	2013
(in thousands)
Noncurrent assets/(liabilities)	$(29,558)	$6,422

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

December 31,	2014	2013
(in thousands)
Net actuarial loss	$98,462	$56,742

The accumulated benefit obligation for the defined benefit pension plans were $221.7 million and $185.9 million at December 31, 2014 and 2013, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax increases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were $(41.7) million, $45.7 million, and $(15.4) million in 2014, 2013, and 2012, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2014	2013	2012
ACCUMULATED BENEFIT OBLIGATION
Discount rate	4.15%	5.20%	4.17%
Rate of compensation increase	N/A	N/A	N/A

NET BENEFIT COST
Discount rate	5.20%	4.17%	5.01%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, for fiscal year’s 2014, 2013, and 2012 the Company utilized a yield curve analysis.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2014	2013	2012
(in thousands)
Service cost	$74	$112	$100
Interest cost	9,427	8,551	9,622
Expected return on plan assets	(12,431)	(11,589)	(12,106)
Amortization of net loss	2,439	3,910	3,606
Net periodic loss/(benefit)	$(491)	$984	$1,222

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

(in thousands)	2014	2013	2012
Pretax (income)/loss	$44,159	$(41,767)	$18,991
Amortization of net loss	(2,439)	(3,910)	(3,606)
Total recognized in other comprehensive income	41,720	(45,677)	15,385
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$41,229	$(44,693)	$16,607

The Company expects to amortize a net loss of $3.7 million in 2015. At December 31, 2014 and 2013, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $37.3 million and $37.1 million at December 31, 2014 and 2013, respectively.

The Plans’ weighted average asset allocation at December 31, 2014 and 2013 by asset category, along with the target allocation for 2014, are as follows:

	Target	Percentage of plan assets as of
	allocations for	December 31,
Asset category	2015	2014	2013
Cash and cash equivalents	0% - 5%	0.5%	0.6%
Equity securities - Rollins stock	0% - 40%	19.4%	19.3%
Domestic equity - all other	0% - 40%	20.3%	21.5%
International equity	0% - 30%	23.2%	25.3%
Debt securities - core fixed income	15% - 20%	23.8%	20.4%
Real estate	0% - 20%	8.9%	6.7%
Real return	0% - 20%	1.6%	6.2%
Alternative/Opportunistic/Special	0% - 20%	2.3%	0.0%
Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $3.3 million during fiscal 2015.

Some of our assets, primarily our private equity and real estate, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2014 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

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

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2014 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2014. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$1,016	$1,016	$—	$—
(2)	Fixed Income Securities	45,768	18,322	27,446	—
	Domestic Equity Securities
	Rollins, Inc. Stock	37,271	37,271	—	—
	Other Securities	38,982	12,066	26,916	—
(3)	International Equity Securities	44,559	—	44,559	—
(4)	Real Estate	17,067	—	—	17,067
(5)	Real Return	3,119	—	3,119	—
(6)	Alternative/Opportunistic/Special	4,381	—	—	4,381
	Total	$192,163	$68,675	$102,040	$21,448

The following table presents our plan assets using the fair value hierarchy as of December 31, 2013. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$1,067	$1,067	$—	$—
(2)	Fixed Income Securities	39,273	15,515	23,758	—
	Domestic Equity Securities
	Rollins, Inc. Stock	37,067	37,067	—	—
	Other Securities	41,357	12,443	28,914	—
(3)	International Equity Securities	48,780	—	48,780	—
(4)	Real Estate	12,831	—	—	12,831
(5)	Real Return	11,994	—	11,994	—
	Total	$192,369	$66,092	$113,446	$12,831

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.

(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(3)	Some International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(5)	Real Return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

(6)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.
49

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2013	Gains/(Losses)	Settlements	Level 3	2014
Real Estate
UBS Trumbull Property Income	$12,831	$1,360	$(1,200)	$—	$12,991
Garrison Real Estate Fund	—	—	4,076	—	4,076
Marathon European Credit Opp Fund	—	101	4,280	—	4,381
Total	$12,831	$1,461	$7,156	$—	$21,448

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2012	Gains/(Losses)	Settlements	Level 3	2013
Real Estate	$12,890	$1,061	$(1,120)	$—	$12,831
Total	$12,890	$1,061	$(1,120)	$—	$12,831

The estimated future benefit payments over the next ten years are as follows:

(in thousands)
2015	$10,441
2016	10,884
2017	11,371
2018	11,890
2019	12,267
Thereafter	66,279
Total	$123,132

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $8.5 million for the year ended December 31, 2014 and $8.2 million and $7.7 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2014, 2013, and 2012 approximately, 29.3%, 34.9%, and 32.5%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were approximately $51 thousand in 2014, $54 thousand in 2013 and $53 thousand in 2012.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2 thousand per plan year minimum. The Company may make discretionary contributions to participant accounts. The Company credited accounts of participants of long service to the Company with certain discretionary amounts (“Pension Plan Benefit Restoration Contributions”) in lieu of benefits that previously accrued under the Company’s Retirement Income Plan up to a maximum of $245 thousand. The Company made Pension Plan Benefit Restoration Contributions under the Deferred Compensation Plan for five years. The first contribution was made in January 2007 for those participants who were employed for all of the 2006 plan year. Only employees with five full years of vested service on June 30, 2005 qualified for Pension Plan Benefit Restoration Contributions. Under the Deferred Compensation Plan, salary and bonus deferrals and Pension Plan Benefit Restoration Contributions are fully vested. Any discretionary contributions are subject to vesting in accordance with the matching contribution vesting schedule set forth in the Rollins 401(k) Savings Plan in which a participant participates. The Company made its last contributions associated with this plan during the first quarter of 2011.

Accounts will be credited with hypothetical earnings, and/or debited with hypothetical losses, based on the performance of certain “Measurement Funds.” Account values are calculated as if the funds from deferrals and Company credits had been converted into shares or other ownership units of selected Measurement Funds by purchasing (or selling, where relevant) such shares or units at the current purchase price of the relevant Measurement Fund at the time of the participant’s selection. Deferred Compensation Plan benefits are unsecured general obligations of the Company to the participants, and these obligations rank in parity with the Company’s other unsecured and unsubordinated indebtedness. The Company has established a “rabbi trust,” which it uses to voluntarily set aside amounts to indirectly fund any obligations under the Deferred Compensation Plan. To the extent that the Company’s obligations under the Deferred Compensation Plan exceed assets available under the trust, the Company would be required to seek additional funding sources to fund its liability under the Deferred Compensation Plan.

Generally, the Deferred Compensation Plan provides for distributions of any deferred amounts upon the earliest to occur of a participant’s death, disability, retirement or other termination of employment (a “Termination Event”). However, for any deferrals of salary and bonus (but not Company contributions), participants would be entitled to designate a distribution date which is prior to a Termination Event. Generally, the Deferred Compensation Plan allows a participant to elect to receive distributions under the Deferred Compensation Plan in installments or lump-sum payments.

At December 31, 2014 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.4 million. The cash surrender value of these life insurance policies were worth $12.7 million and $11.5 million at December 31, 2014 and 2013, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2015	$227
2016	1,294
2017	1,680
2018	1,644
2019	1,739
Total	$6,584

Total expense/ (income) related to deferred compensation was $207 thousand, $159 thousand and $338 thousand in 2014, 2013, and 2012, respectively. The Company had $13.7 million in deferred compensation assets as of December 31, 2014 and 2013, respectively, included within other assets on the Company’s consolidated statements of financial position and $13.7 million and $12.8 million in deferred compensation liability as of December 31, 2014 and 2013, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

14.	STOCK-BASED COMPENSATION

Stock Compensation Plans

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

Stock Options

The Company’s stock options generally vest over a five-year period and expire ten years from the issuance date. For the year ended December 31, 2014, the Company did not issue any shares of common stock upon exercise of stock options by employees. The Company issued 1 thousand shares in 2013.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

Option activity under the Company’s stock option plan as of December 31, 2014, 2013 and 2012 and changes during the year ended December 31, 2014 were as follows:

(in thousands except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	33	$5.26	0.93	$553
Exercised	(32)	5.25
Outstanding at December 31, 2012	1	5.52	0.08	17
Exercised	(1)	5.52
Outstanding at December 31, 2013	—	$—	—	$—
Exercised	—	—	—	—
Outstanding at December 31, 2014	—	$—	—	$—
Exercisable at December 31, 2014	—	$—	—	$—

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

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was zero, less than $0.1 million, and, $0.5 million, respectively. Exercise of options during the years ended December 31, 2014, 2013, and 2012 resulted in cash receipts of zero, less than $10 thousand, and less than $1 thousand, respectively.

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

The Company issued time lapse restricted shares of 0.4 million, 0.5 million, and 0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2014, approximately 5.7 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2014	2013	2012
Time Lapse Restricted Stock:
Pre-tax compensation expense	$10,579	$10,427	$9,494
Tax benefit	(4,094)	(4,014)	(3,655)
Restricted stock expense, net of tax	$6,485	$6,413	$5,839

As of December 31, 2014 and 2013, $29.4 million and $30.7 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.7 years at December 31, 2014 and approximately 3.8 years at December 31, 2013.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2014, 2013 and 2012:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2011	2,686	$13.30
Forfeited	(92)	16.41
Vested	(627)	10.87
Granted	776	22.69
Unvested as of December 31, 2012	2,743	16.41
Forfeited	(56)	17.52
Vested	(696)	13.34
Granted	463	24.29
Unvested as of December 31, 2013	2,454	18.75
Forfeited	(119)	21.40
Vested	(679)	15.47
Granted	411	28.74
Unvested as of December 31, 2014	2,067	$21.67

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2012	$(62,502)	$5,535	$(56,967)
Change during 2013:
Before-tax amount	45,677	(4,720)	40,957
Tax benefit	(17,575)	1,814	(15,761)
	28,102	(2,906)	25,196
Balance at December 31, 2013	(34,400)	2,629	(31,771)
Change during 2014
Before-tax amount	(41,721)	(9,934)	(51,655)
Tax benefit	16,146	1,792	17,938
	(25,575)	(8,142)	(33,717)
Balance at December 31, 2014	$(59,975)	$(5,513)	$(65,488)

16.	RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2014, 2013, and 2012.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days notice. The Company pays $100.00 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During 2014, the Company paid approximately $0.1 million in rent and operating costs for the aircraft. During 2014, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

17.	UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2014
Revenues	$313,388	$369,357	$384,870	$343,951
Gross profit (Revenues less cost of services provided)	$152,080	$186,715	$196,060	$168,972
Net income	$25,766	$40,860	$41,121	$29,917
Income per share:
Income per share—Basic	$0.18	$0.28	$0.28	$0.21
Income per share—Diluted	$0.18	$0.28	$0.28	$0.21

2013
Revenues	$299,714	$350,798	$362,155	$324,707
Gross profit (Revenues less cost of services provided)	$144,108	$176,437	$181,020	$157,350
Net income	$23,179	$35,994	$36,200	$27,957
Income per share:
Income per share—Basic	$0.16	$0.25	$0.25	$0.19
Income per share—Diluted	$0.16	$0.25	$0.25	$0.19

18.	CASH DIVIDEND

On October 28, 2014, the Board of Directors declared a special year-end dividend of $0.10 per share payable December 10, 2014 to stockholders of record at the close of business November 10, 2014. The Board of Directors, at its quarterly meeting on January 27, 2015, approved a 14.3% increase in the Company’s quarterly dividend. The increased regular quarterly dividend of $0.12 per share will be payable March 10, 2015 to stockholders of record at the close of business February 10, 2015. 2015 marked the thirteenth consecutive year Rollins, Inc.’s board of directors has increased the Company’s dividend a minimum of 12% or greater.

19.	THREE-FOR-TWO STOCK SPLIT

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split will increase the Company’s outstanding shares from approximately 145,783,052 to 218,674,578 shares. Our historical outstanding shares will be recast upon distribution.

Below is an estimate of the pro forma effects of the stock split on the Company’s Stockholders’ equity:

			December 31, 2014
	December 31, 2014	Adjustment	(Pro forma)
(in thousands)	(Audited)	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	$—	$—	$—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,482,907 shares issued(1)	$145,722	$72,761	$218,483
Treasury Stock, par value $1 per share ; 200,000 and 0 shares, respectively	(200)	—	(200)
Paid-in-capital	62,839	—	62,839
Accumulated other comprehensive loss	(65,488)	—	(65,488)
Retained earnings	319,803	(72,761)	247,042
Total stockholders’ equity	$462,676	$—	$462,676

(1) Shares issued increased as follows: 2014 - 72,760,969; 2013 - 72,932,222

Below is an estimate of the pro forma effects of the stock split on the Company’s earnings per share:

			December 31, 2014
	December 31, 2014	Adjustment	(Pro forma)
(in thousands, except per share amounts)	(Audited)	(Unaudited)	(Unaudited)
Net Income	$137,664	$—	$137,664

Basic Earnings Per Share	$0.94	$(0.31)	$0.63
Diluted Earnings Per Share	$0.94	$(0.31)	$0.63

Shares used for computation:
Basic	145,796	72,899	218,695
Diluted	145,796	72,899	218,695

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2014, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 23

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 11 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2015 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2015 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C )
Equity compensation plans approved by security holders	2,066,505	$—	3,795,913
Equity compensation plans not approved by security holders	—	$—	—
Total	2,066,505	$—	3,795,913	(1)

(1)	Includes 3,795,913 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.
56

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

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

Information regarding principal accounting fees and services is set forth under “Independent Public Accountants” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors.

(b)	Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011.
(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
58

(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	EX-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ Gary W. Rollins
Date:	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer) February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Harry J. Cynkus
Date:	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer) February 25, 2015	Date:	Harry J. Cynkus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) February 25, 2015

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Henry B. Tippie, Director
James B. Williams, Director
Bill J. Dismuke, Director

Thomas J. Lawley, MD, Director

Larry L. Prince, Director

John F. Wilson, Director

Pamela R. Rollins, Director

/s/ Gary W. Rollins
Gary W. Rollins As Attorney-in-Fact & Director February 25, 2015
60

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2014, 2014 and 2012
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$12,278	$11,197	$(9,381)	$14,094

Year ended December 31, 2013
Allowance for doubtful accounts	$11,461	$10,388	$(9,571)	$12,278

Year ended December 31, 2012
Allowance for doubtful accounts	$9,738	$11,095	$(9,372)	$11,461

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011.
(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	EX-101 Definition Linkbase Document
64