Form 10-Q
period 2015-03-31
ROLLINS INC
filed 2015-04-30
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Rollins, Inc. had 218,640,608 shares of its $1 par value Common Stock outstanding as of April 15, 2015.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(in thousands except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$93,389	$108,372
Trade receivables, net of allowance for doubtful accounts of $10,049 and $10,944, respectively	76,523	77,854
Financed receivables, short-term, net of allowance for doubtful accounts of $1,716 and $1,748, respectively	11,964	12,234
Materials and supplies	13,766	14,078
Deferred income taxes, net	40,749	42,764
Other current assets	18,840	28,656
Total Current Assets	255,231	283,958
Equipment and property, net	105,448	101,669
Goodwill	269,375	255,563
Customer contracts and other intangible assets, net	136,635	133,472
Deferred income taxes, net	8,912	7,881
Financed receivables, long-term, net of allowance for doubtful accounts of $1,434 and $1,402, respectively	11,650	11,787
Other assets	14,011	13,832
Total Assets	$801,262	$808,162
LIABILITIES
Accounts payable	$21,426	$22,878
Accrued insurance	24,888	24,204
Accrued compensation and related liabilities	60,217	74,090
Unearned revenues	100,104	94,056
Other current liabilities	37,822	37,451
Total current liabilities	244,457	252,679
Accrued insurance, less current portion	31,231	30,946
Accrued pension	26,051	29,558
Long-term accrued liabilities	32,543	32,303
Total Liabilities	334,282	345,486
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,840,608 and 218,482,907 shares issued and outstanding, respectively	218,841	218,483
Treasury Stock, par value $1 per share; 200,000 and 200,000 shares, respectively	(200)	(200)
Paid in capital	61,681	62,839
Accumulated other comprehensive loss	(72,637)	(65,488)
Retained earnings	259,295	247,042
Total Stockholders’ Equity	466,980	462,676
Total Liabilities and Stockholders’ Equity	$801,262	$808,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(in thousands per except share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Customer services	$330,909	$313,388
COSTS AND EXPENSES
Cost of services provided	168,043	161,308
Depreciation and amortization	10,781	10,214
Sales, general and administrative	105,575	100,832
Gain on sale of assets, net	(55)	(248)
Interest income, net	(47)	(76)
INCOME BEFORE INCOME TAXES	46,612	41,358
PROVISION FOR INCOME TAXES	16,331	15,592
NET INCOME	$30,281	$25,766
NET INCOME PER SHARE - BASIC AND DILUTED	$0.14	$0.12
DIVIDENDS PAID PER SHARE	$0.08	$0.07
Weighted average participating shares outstanding - basic and diluted	218,541	218,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
NET INCOME	$30,281	$25,766
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(7,149)	1,534
Other comprehensive earnings (loss)	(7,149)	1,534
Comprehensive earnings	$23,132	$27,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	218,797	$218,797	$—	$—	$53,765	$(31,771)	$197,464	$438,255
Net Income							137,664	137,664
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)	—	(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)	—	(8,142)
Cash Dividends							(75,750)	(75,750)
Common Stock Issued for Acquisitions	585	585	290	290	15,831	—	(292)	16,414
Common Stock Purchased (1)	(920)	(920)	(590)	(590)	(15,831)	—	(12,004)	(29,345)
Three-For-Two Stock Split	(100)	(100)	100	100
Stock Compensation	439	439	—	—	10,286	—	(146)	10,579
Employee Stock Buybacks	(318)	(318)	—	—	(5,956)	—	106	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744
Balance at December 31, 2014	218,483	$218,483	$(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							30,281	30,281
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	(7,149)	—	(7,149)
Cash Dividends	—	—	—	—	—	—	(17,483)	(17,483)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	648	648	—	—	2,436	—	(219)	2,865
Employee Stock Buybacks	(271)	(271)	—	—	(5,875)	—	90	(6,056)
Excess Tax Benefit on Share-based payments	—	—	—	—	2,281	—	—	2,281
Balance at March 31, 2015	218,841	$218,841	$(200)	$(200)	$61,681	$(72,637)	$259,295	$466,980

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$30,281	$25,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,781	10,214
Provision for deferred income taxes	1,479	1,542
Provision for bad debts	1,502	1,301
Stock based compensation expense	2,865	2,765
Excess tax benefits from share-based payments	(2,281)	(3,386)
Other, net	(136)	(590)
Changes in operating assets and liabilities	(437)	3,570
Net cash provided by operating activities	44,054	41,182
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(28,245)	(53,575)
Purchases of equipment and property	(8,311)	(5,156)
Cash from sales of franchises	120	90
Other	269	446
Net cash used in investing activities	(36,167)	(58,195)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(6,491)	(6,640)
Dividends paid	(17,483)	(15,301)
Excess tax benefits from share-based payments	2,281	3,386
Net cash used in financing activities	(21,693)	(18,555)
Effect of exchange rate changes on cash	(1,177)	481
Net decrease in cash and cash equivalents	(14,983)	(35,087)
Cash and cash equivalents at beginning of period	108,372	118,216
Cash and cash equivalents at end of period	$93,389	$83,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.      BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2014. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2014 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

Three-for-two stock split-The Board of Directors at its quarterly meeting on January 27, 2015, authorized a three-for-two stock split by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015.

All share and per share information has been restated for the three-for-two stock split effective March 10, 2015 for shareholders of record February 10, 2015.

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

Recently issued accounting standards to be adopted 2015 or later

In April 2014, the FASB issued ASU 2014-08, (Topic 205 and 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2015, the FASB issued Accounting Standards Update ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225): Income Statement-Extraordinary and Unusual Items ASU 2015-01 eliminate the GAAP concept of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per share
Common stock	$0.14	$0.12
Restricted shares of common stock	$0.14	$0.11

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc., and its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the reasonably possible loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2015 and December 31, 2014.

NOTE 6.      STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015 the Company paid $17.5 million or $0.08 per share in cash dividends compared to $15.3 million or $0.07 per share during the same period in 2014.

During the first quarter ended March 31, 2015, the Company repurchased from the open market approximately 19 thousand shares of its $1 par value common stock at a weighted average price of $22.42 per share compared to approximately 50 thousand shares purchased at a weighted average price of $18.15 during the same period in 2014.

The Company repurchased $6.1 million of common stock for the three months ended March 31, 2015 and $5.7 million for the same period in 2014, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2015, approximately 5.0 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Time lapse restricted stock:
Pre-tax compensation expense	$2,865	$2,765
Tax benefit	(1,109)	(1,065)
Restricted stock expense, net of tax	$1,756	$1,700

The Company recognized a deferred tax benefit of approximately $2.3 million, $3.4 million and $4.7 million during the first quarters ended March 31, 2015 and 2014 and the year ended December 31, 2014, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2014	3,100	$14.44
Forfeited	(35)	14.84
Vested	(856)	11.77
Granted	682	22.43
Unvested Restricted Stock Units at March 31, 2015	2,891	$17.11

ROLLINS, INC. AND SUBSIDIARIES

At March 31, 2015 and December 31, 2014, the Company had $41.3 million and $29.4 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.3 years and 3.7 years, respectively.

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Interest and service cost	$2,250	$2,375
Expected return on plan assets	(3,197)	(3,108)
Amortization of net loss	940	610
Net periodic benefit loss/(benefit)	$(7)	$(123)

During the three months ended March 31, 2015 and 2014 the Company made $3.5 million and $3.3 million in contributions, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.3 million in contributions for the year ended December 31, 2014. The Company is not planning on making further contributions to the Plans during the fiscal year ending December 31, 2015.

NOTE 8.      BUSINESS COMBINATIONS

The Company made seven acquisitions during the three month periods ended March 31, 2015 and 2014, respectively.

Acquisition of Critter Control – The Company completed the acquisition of Critter Control on February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is 100% franchised with 115 franchises operating in 40 states and two Canadian provinces. It is the largest wildlife control company in the United States.

Acquisition of Allpest WA (“Allpest”) – The Company completed the acquisition of Allpest on February 17, 2014. This was the Company’s first acquisition outside of North America and placed the Company as the number one pest control provider in Western Australia.

Acquisition of Wilco Enterprises, Inc. (sole holder of PermaTreat Exterminating Company, Inc. d/b/a PermaTreat Pest Control, Inc.) (“PermaTreat”) – The Company completed the acquisition of PermaTreat effective August 1, 2014. PermaTreat is a leading pest control company located in Central and Northern Virginia and was founded in 1967. The Company issued 873,349 shares of its $1 par value common stock valued at $18.79 per share to Joseph R. Wilson and Jack Broome.

ROLLINS, INC. AND SUBSIDIARIES

Total cash purchase price for the Company’s acquisitions for the three months ended March 31, 2015 was $28.2 million.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, which will be adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable, net	$1,281
Materials and supplies	57
Prepaid expenses	(40)
Equipment and property	512
Goodwill	17,858
Customer contracts	4,223
Other intangible assets	5,219
Current liabilities	(948)
Other assets and liabilities, net	83
Total cash purchase price	$28,245

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $269.4 million and $255.6 million at March 31, 2015 and December 31, 2014, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $39.2 million at March 31, 2015 and $42.7 million at December 31, 2014.

The Company completed its most recent annual impairment analyses as of September 30, 2014. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $102.8 million and $33.8 million, respectively, at March 31, 2015 and $104.7 million and $28.8 million, respectively at December 31, 2014. The carrying amount of customer contracts and other intangible assets in foreign countries was $17.5 million and $4.7 million, respectively, at March 31, 2015 and $16.8 million and $4.1 million, respectively, at December 31, 2014.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2015 (in thousands):

	Carrying	Usefull Life
Intangible Asset	Value	in Years
Customer contracts	$102,804	3 - 12.5
Trademarks and tradenames	18,431	0 - 20
Non-compete agreements	7,103	3 - 20
Patents	3,555	15
Other assets	2,354	10
Internet domains	2,227	n/a
Know how	161	10
Total customer contracts and other intangible assets	$136,635

NOTE 9.      SUBSEQUENT EVENTS

On April 28, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable June 10, 2015 to shareholders of record as of May 8, 2015.

On April 28, 2015, the Company also announced that the Board of Directors elected Eddie Northen as the Company’s Chief Financial Officer and Treasurer, effective May 1, 2015. Mr. Northen will replace Harry Cynkus, Senior Vice President, Chief Financial Officer and Treasurer, who previously announced his plans to retire after 17 years with the Company.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 29, 2015, the Company reported its 36th consecutive quarter of improved revenue and earnings with net income of $30.3 million for the first quarter ended March 31, 2015, as compared to $25.8 million for the prior year quarter, a 17.5% improvement.  Revenues increased by 5.6% to $330.9 million for the first quarter 2015 as compared to $313.4 million for the prior year first quarter.  Earnings for the first quarter ended March 31, 2015 increased to $0.14 per diluted share, as compared to $0.12 per diluted share for the same period in 2014.

Rollins continued its solid financial performance generating $44.1 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenue

Revenues for the first quarter ended March 31, 2015 increased $17.5 million or 5.6% to $330.9 million compared to $313.4 million for the first quarter ended March 31, 2014.  Growth occurred across all service lines and brands. Acquisitions, pricing and organic growth roughly equally accounted for the growth.

The Company has three primary service offerings. During the first quarter ended March 31, 2015, commercial pest control revenue approximated 42% of the Company’s revenues, residential pest control approximated 40% of the Company’s revenues, and termite and ancillary service revenue approximated 17 % of the Company’s revenues. Comparing first quarter 2015 to first quarter 2014, the Company’s commercial pest control revenue grew 4.2%, residential pest control revenue grew 6.2%, and termite and ancillary services revenue grew 8.0%.

Foreign operations accounted for approximately 8% of total revenues during each of the first quarters of 2015 and 2014, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)

	2015		2014	2013
First Quarter		$330,909	$313,388	$299,714
Second Quarter		—	369,357	350,798
Third Quarter		—	384,870	362,155
Fourth Quarter		—	343,951	324,707
Year ended December 31,	$	N/A	$1,411,566	$1,337,374

Cost of Services provided

Cost of Services provided for the first quarter ended March 31, 2015 increased $6.7 million or 4.2%, compared to the quarter ended March 31, 2014. Gross margin for the quarter increased to 49.2% for the first quarter versus 48.5% in the prior year. The quarter benefited from improved service and administrative salaries and lower fleet cost due to a decrease in fuel prices, while maintaining good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the first quarter ended March 31, 2015 increased $0.6 million to $10.8 million, an increase of 5.6%. Depreciation increased $1.0 million due to expenditures associated with the rollout of our new CRM system.

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2015 increased $4.7 million or 4.7%, to 31.9% of revenues, decreasing from 32.2% for the first quarter ended March 31, 2014.  The decrease in margin percent is driven by our ability to leverage our administrative salaries and other costs, keeping them relatively flat to last year despite the increase in revenues. The margin improvement was partially offset by Australia and Canada currency headwind, and the $1.2 million in this year’s higher cost related to our CRM system implementation, higher sales salaries as well as professional fees related to procurement and acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income taxes for the first quarter ended March 31, 2015 increased $0.7 million or 4.7% to $16.3 million from $15.6 million reported for first quarter ended March 31, 2014. This is due to increased pretax earnings. The effective tax rate was 35.0% for the first quarter ended March 31, 2015 and 37.7% for the first quarter ended March 31, 2014 primarily due to favorable adjustments made in 2015 and differences in state tax rates.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $44.1 million and $41.2 million for the three months ended March 31, 2015, and 2014, respectively.

The Company made contributions of $3.5 million and $3.3 million to its defined benefit retirement plans (the “Plans”) during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company is not considering making further contributions to the Plans during the fiscal year ending December 31, 2015. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2015.

The Company invested approximately $8.3 million in capital expenditures during the three months ended March 31, 2015, compared to $5.2 million during the same period in 2014, and expects to invest approximately $15 million for the remainder of 2015. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the three months ended March 31, 2015, the Company made expenditures for acquisitions totaling $28.2 million, compared to $53.6 million during the same period in 2014. A total of $17.5 million was paid in cash dividends ($0.08 per share) during the first three months of 2015, compared to $15.3 million or ($0.07 per share) during the same period in 2014. On April 28, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable June 10, 2015 to stockholders of record at the close of business May 8, 2015 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 19 thousand shares at a weighted average price of $22.42 from the open market during the first three months of 2015 compared to the repurchase of approximately 50 thousand shares at a weighted average price of $18.15 during the first three months of 2014. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.9 million additional shares may be purchased under the share repurchase program. The Company repurchased $6.1 million and $5.7 million of common stock for the three months ended March 31, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheets as of March 31, 2015 and December 31, 2014 includes short-term unearned revenues of $100.1 million and $94.1 million, respectively, representing approximately 7 % of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $93.4 million of total cash at March 31, 2015, is held at various banking institutions. Approximately $29.2 million is held in cash accounts at foreign bank institutions and the remaining $64.2 million is primarily held in non-interest-bearing accounts at various domestic banks.

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

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2015.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2015.

ROLLINS, INC. AND SUBSIDIARIES

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc., and its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the reasonably possible loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2014.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that possible adjustments to the valuation of acquired assets will not have a material effect on the Company’s financial statements; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our expectation that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; estimated 2015 capital expenditures; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The Company does not undertake to update its forward looking statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2014.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2015 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2015 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II  OTHER INFORMATION

Item 1.        Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.     Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2015 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
January 1 to 31, 2015	270,615	$22.38	—	5,928,307
February 1 to 28, 2015	—	—	—	5,928,307
March 1 to 31, 2015	19,137	22.42	19,137	5,909,170
Total	289,752	$22.38	19,137	5,909,170

(1)	Includes repurchases from employee for the payment of taxes on vesting of restricted shares in the following amounts: January 2015: 270,615; February 2015: 0; and March 2015: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 26, 2011, incorporated herein by reference to Exhibit 3(i)(E) filed with the Registrant’s 10-K filed February 25, 2015.

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 filed with the Registrants 10-Q filed October 29, 2014

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 30, 2015	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Harry J. Cynkus
Harry J. Cynkus
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

