Form 10-Q
period 2015-06-30
ROLLINS INC
filed 2015-07-29
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Rollins, Inc. had 218,595,370 shares of its $1 par value Common Stock outstanding as of July 15, 2015.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(in thousands except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$109,684	$108,372
Trade receivables, net of allowance for doubtful accounts of $9,969 and $10,944, respectively	88,267	77,854
Financed receivables, short-term, net of allowance for doubtful accounts of $1,704 and $1,748 respectively	14,059	12,234
Materials and supplies	14,034	14,078
Deferred income taxes, net	40,636	42,764
Other current assets	32,377	28,656
Total Current Assets	299,057	283,958
Equipment and property, net	110,375	101,669
Goodwill	269,867	255,563
Customer contracts and other intangible assets, net	132,395	133,472
Deferred income taxes, net	8,614	7,881
Financed receivables, long-term, net of allowance for doubtful accounts of $1,496 and $1,402, respectively	14,370	11,787
Other assets	14,083	13,832
Total Assets	$848,761	$808,162

LIABILITIES
Accounts payable	$28,550	$22,878
Accrued insurance	27,347	24,204
Accrued compensation and related liabilities	69,295	74,090
Unearned revenues	107,327	94,056
Other current liabilities	31,416	37,451
Total current liabilities	263,935	252,679
Accrued insurance, less current portion	28,210	30,946
Accrued pension	26,045	29,558
Long-term accrued liabilities	33,328	32,303
Total Liabilities	351,518	345,486
Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,795,370 and 218,482,907 shares issued and outstanding, respectively	218,795	218,483
Treasury Stock, par value $1 per share; 200,000 and 200,000 shares, respectively	(200)	(200)
Paid in capital	63,465	62,839
Accumulated other comprehensive loss	(71,709)	(65,488)
Retained earnings	286,892	247,042
Total Stockholders’ Equity	497,243	462,676
Total Liabilities and Stockholders’ Equity	$848,761	$808,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Customer services	$392,150	$369,357	$723,059	$682,745
COSTS AND EXPENSES
Cost of services provided	190,209	182,642	358,252	343,950
Depreciation and amortization	11,245	10,608	22,026	20,822
Sales, general and administrative	118,622	110,752	224,197	211,584
Gain on sale of assets, net	(194)	(230)	(249)	(478)
Interest income, net	(66)	(86)	(113)	(162)
INCOME BEFORE INCOME TAXES	72,334	65,671	118,946	107,029
PROVISION FOR INCOME TAXES	27,261	24,811	43,592	40,403
NET INCOME	$45,073	$40,860	$75,354	$66,626
NET INCOME PER SHARE - BASIC AND DILUTED	$0.21	$0.19	$0.34	$0.30
DIVIDENDS PAID PER SHARE	$0.08	$0.07	$0.16	$0.14
Weighted average participating shares outstanding - basic and diluted	218,613	218,813	218,577	218,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$45,073	$40,860	$75,354	$66,626
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	928	2,706	(6,221)	4,240
Other comprehensive earnings (loss)	928	2,706	(6,221)	4,240
Comprehensive earnings	$46,001	$43,566	$69,133	$70,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	218,797	$218,797	—	$—	$53,765	$(31,771)	$197,464	$438,255
Net Income							137,664	137,664

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)	—	(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)	—	(8,142)
Cash Dividends							(75,750)	(75,750)
Common Stock Issued for Acquisitions	585	585	290	290	15,831	—	(292)	16,414
Common Stock Purchased (1)	(920)	(920)	(590)	(590)	(15,831)	—	(12,004)	(29,345)
Three-For-Two Stock Split	(100)	(100)	100	100
Stock Compensation	439	439	—	—	10,286	—	(146)	10,579
Employee Stock Buybacks	(318)	(318)	—	—	(5,956)	—	106	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							75,354	75,354

Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	(6,221)	—	(6,221)
Cash Dividends	—	—	—	—	—	—	(34,959)	(34,959)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	639	639	—	—	5,699	—	(219)	6,119
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,681	—	—	1,681
Balance at June 30, 2015	218,795	$218,795	(200)	$(200)	$63,465	$(71,709)	$286,892	$497,243

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net Income	$75,354	$66,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,026	20,822
Provision for deferred income taxes	1,889	509
Provision for bad debts	3,551	2,813
Stock based compensation expense	6,119	5,367
Excess tax benefits from share-based payments	(1,681)	(4,455)
Other, net	(407)	(899)
Changes in operating assets and liabilities	(17,596)	(772)
Net cash provided by operating activities	89,255	90,011
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(30,837)	(59,660)
Purchases of equipment and property	(17,730)	(11,471)
Other	867	1,108
Net cash used in investing activities	(47,700)	(70,023)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(7,407)	(12,789)
Dividends paid	(34,959)	(30,612)
Excess tax benefits from share-based payments	1,681	4,455
Net cash used in financing activities	(40,685)	(38,946)
Effect of exchange rate changes on cash	442	2,261
Net increase/(decrease) in cash and cash equivalents	1,312	(16,697)
Cash and cash equivalents at beginning of period	108,372	118,216
Cash and cash equivalents at end of period	$109,684	$101,519

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month period ended June 30, 2015 are not necessarily indicative of results for the entire year.

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

All share and per share information has been retroactively adjusted for the three-for-two stock split effective March 10, 2015 for shareholders of record February 10, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2015, the FASB issued ASU No. 2015-01, (Topic 225): Income Statement-Extraordinary and Unusual Items ASU 2015-01 eliminates the GAAP concept of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

ROLLINS, INC. AND SUBSIDIARIES

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 makes minor adjustments to the FASB Accounting Standard Codification. The technical corrections are divided into four main categories: Amendments to align codification wording with that in pre-Codification standards, corrections to references and clarification of guidance to avoid misapplication and misinterpretation, minor edits to simplify the codification and thereby improve its usefulness and minor enhancements to codification guidance that are not expected to have a significant effect on current practice. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position

NOTE 3.      EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share
Common stock	$0.21	$0.19	$0.34	$0.30
Restricted shares of common stock	$0.21	$0.19	$0.34	$0.30

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California. The parties have settled the lawsuit, and we expect the court to dismiss it with prejudice within the next two months.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at June 30, 2015 and December 31, 2014.

NOTE 6.      STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2015 the Company paid $35.0 million or $0.08 per share in cash dividends compared to $30.6 million or $0.14 per share during the same period in 2014.

During the second quarter ended June 30, 2015, the Company did not repurchase from the open market any of its $1 par value common stock compared to 0.3 million shares purchased at a weighted average price of $19.91 during the same period in 2014. For the six month period ended June 30, 2015, the Company repurchased from the open market approximately 19 thousand shares of its $1 par value common stock at a weighted average price of $22.42 per share compared to 289 thousand shares purchased at a weighted average price of $19.65 during the same period in 2014.

The Company repurchased $0.9 million and $0.4 million of common stock for each of the second quarters ended June 30, 2015 and 2014, respectively, and repurchased $7.0 million and $6.1 million of common stock for the six months ended June 30, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2015, approximately 5.0 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Time lapse restricted stock:
Pre-tax compensation expense	$3,255	$2,602	$6,119	$5,367
Tax benefit	(1,259)	(1,001)	(2,368)	(2,066)
Restricted stock expense, net of tax	$1,996	$1,601	$3,751	$3,301

The Company recognized a deferred tax loss of approximately $0.6 million and a deferred tax benefit of approximately $1.1 million during the second quarters ended June 30, 2015 and 2014 respectively, and a deferred tax benefit approximately $1.7 million, $4.5 million and $4.7 million for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2014	3,100	$14.44
Forfeited	(43)	14.71
Vested	(946)	12.04
Granted	682	22.43
Unvested Restricted Stock Units at June 30, 2015	2,793	$17.20

At June 30, 2015 and December 31, 2014, the Company had $38.0 million and $29.4 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 3.7 years, respectively.

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Interest and service cost	$2,250	$2,375	$4,500	$4,750
Expected return on plan assets	(3,197)	(3,108)	(6,394)	(6,216)
Amortization of net loss	940	610	1,880	1,220
Net periodic benefit	$(7)	$(123)	$(14)	$(246)

During the six months ended June 30, 2015 and 2014 the Company made $3.5 million and $3.3 million in contributions, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.3 million in contributions for the year ended December 31, 2014. The Company is not planning on making further contributions to the Plans during the fiscal year ending December 31, 2015.

NOTE 8.      BUSINESS COMBINATIONS

The Company made 11 acquisitions during the six month period ended June 30, 2015.

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

Total cash purchase price for the Company’s acquisitions for the six months ended June 30, 2015 was $30.8 million.

ROLLINS, INC. AND SUBSIDIARIES

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, which will be adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable	$1,470
Materials and supplies	57
Equipment and property	845
Goodwill	17,868
Customer contracts	6,592
Other intangible assets	5,239
Current liabilities	(1,305)
Other assets and liabilities, net	71
Total cash purchase price	$30,837

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $269.9 million and $255.6 million at June 30, 2015 and December 31, 2014, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $39.2 million at June 30, 2015 and $42.7 million at December 31, 2014.

The Company completed its most recent annual impairment analyses as of September 30, 2014. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $99.3 million and $33.0 million, respectively, at June 30, 2015, and $104.7 million and $28.8 million, respectively at December 31, 2014. The carrying amount of customer contracts and other intangible assets in foreign countries was $16.9 million and $4.7 million, respectively, at June 30, 2015, and $16.8 million and $4.1 million, respectively, at December 31, 2014.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2015 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$99,347	3 - 12.5
Trademarks and tradenames	18,429	0 - 20
Non-compete agreements	6,514	3 - 20
Patents	3,447	15
Other assets	2,276	10
Internet domains	2,227	n/a
Know how	155	10
Total customer contracts and other intangible assets	$132,395

NOTE 9.      SUBSEQUENT EVENTS

On July 28, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable September 10, 2015 to shareholders of record as of August 10, 2015.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 29, 2015, the Company reported its 37th consecutive quarter of improved revenue and earnings with net income of $45.1 million for the second quarter ended June 30, 2015, as compared to $40.9 million for the prior year quarter, a 10.3% improvement.  Revenues increased by 6.2% to $392.2 million for the second quarter 2015 as compared to $369.4 million for the prior year second quarter.  Earnings for the second quarter ended June 30, 2015 increased to $0.21 per diluted share, as compared to $0.19 per diluted share for the same period in 2014.

ROLLINS, INC. AND SUBSIDIARIES

Rollins continued its solid financial performance generating $89.3 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Revenue

Revenues for the second quarter ended June 30, 2015 increased $22.8 million or 6.2% to $392.2 million compared to $369.4 million for the second quarter ended June 30, 2014.  Growth occurred across all service lines and brands. Organic growth, acquisitions, and pricing roughly equally accounted for the growth.

The Company has three primary service offerings. During the second quarter ended June 30, 2015, commercial pest control revenue approximated 39% of the Company’s revenues, residential pest control approximated 42% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing second quarter 2015 to second quarter 2014, the Company’s commercial pest control revenue grew 4.6%, residential pest control revenue grew 7.8%, and termite and ancillary services revenue grew 3.9%.

Foreign operations accounted for approximately 8% and 9% of total revenues during each of the second quarters of 2015 and 2014, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

	2015		2014	2013
First Quarter		$330,909	$313,388	$299,714
Second Quarter		392,150	369,357	350,798
Third Quarter		—	384,870	362,155
Fourth Quarter		—	343,951	324,707
Year ended December 31,	$	N/A	$1,411,566	$1,337,374

Cost of Services provided

Cost of Services provided for the second quarter ended June 30, 2015 increased $7.6 million or 4.1%, compared to the quarter ended June 30, 2014. Gross margin for the quarter increased to 51.5% for the second quarter versus 50.6% in the prior year. The quarter benefited from improved service salaries with continued emphasis on routing and scheduling and lower fleet cost due to a decrease in fuel prices, while maintaining good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the second quarter ended June 30, 2015 increased $0.6 million to $11.2 million, an increase of 6.0%. Depreciation increased $1.0 million due to expenditures associated with the rollout of our new CRM system, while amortization of intangible assets decreased as assets became fully amortized.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2015 increased $7.9 million or 7.1%, to 30.2% of revenues, increasing from 30.0 % for the second quarter ended June 30, 2014.  The increase is due to higher sales salaries and related payroll expenses due to acquisitions and call center costs as well as currency exchange rates on Canadian and Australian dollars and cost related to our CRM system implementation, professional fees related to procurement and acquisitions.

Gain on Sales of assets, Net

Gain on sales of assets, net were $0.2 million for the second quarters ended June 30, 2015 and June 30, 2014, respectively. The Company recognized gains from the sale of company owned vehicles and property in 2015 and 2014.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the second quarter ended June 30, 2015 increased $2.5 million or 9.9% to $27.3 million from $24.8 million reported for second quarter ended June 30, 2014. This is due to increased pretax earnings. The effective tax rate was 37.7 % for the second quarter ended June 30, 2015 and 37.8% for the second quarter ended June 30, 2014 primarily due to differences in state tax rates.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Revenue

Revenues for the six months ended June 30, 2015 increased $40.3 million or 5.9% to $723.1 million compared to $682.7 million for the six months ended June 30, 2014. The Company saw an increase in closure and average price in most categories. The higher sales resulted in growth across all service lines.

Commercial pest control revenue approximated 41% of the Company’s revenues during the six months ended June 30, 2015, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue grew 4.4%, residential pest control revenue grew 7.1%, and termite and ancillary services revenue grew 5.7%.

Foreign operations accounted for approximately 8% of total revenues for the first six months of 2015 and 2014.

Cost of Services provided

Cost of Services provided for the six months ended June 30, 2015 increased $14.3 million or 4.2% to $358.3 million compared to $344.0 million for the six months ended June 30, 2014. Gross margin year-to-date increased to 50.5% from the prior year-to-date gross margin of 49.6% as productivity increased with spring’s arrival, lower fleet cost and good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended June 30, 2015 increased $1.2 million to $22.0 million, an increase of 5.8%, remaining flat to last year at 3.0% of revenue. The dollar increase was due to amortization related to acquisitions that occurred over the previous twelve months.

Sales, General and Administrative

Sales, General and Administrative expenses for the six months ended June 30, 2015 increased $12.6 million or 6.0% to $224.2 million remaining flat at 31.0% of revenues, from $211.6 million in the prior year period due to the Company being able to leverage our administrative and sales salaries, along with non-recurring professional services expense in the prior year.

Gain on Sales of assets, Net

Gain on sales of assets, net for the six months ended June 30, 2015 decreased to $0.2 million or 47.9% to $0.2 million compared to $0.4 million for the quarter ended June 30, 2014. The Company recognized gains from the sale of owned vehicles and property in 2015 and 2014.

Interest income, net

Interest income, net for the period ended June 30, 2015 was $113 thousand, a decrease of $49 thousand from $162 thousand for the period ended June 30, 2014.

Income Taxes

Income taxes for the six months ended June 30, 2015 increased to $43.6 million, a 7.9 % increase from $40.4 million reported for the same period in 2014, and reflect increased pre-tax income over the prior year period. The effective tax rate was 36.6% for the six months ended June 30, 2015 versus 37.9% for the six months ended June 30, 2014 primarily due to certain discrete items within each period.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $89.3 million and $90.0 million for the six months ended June 30, 2015, and 2014, respectively.

The Company made contributions of $3.5 million and $3.3 million to its defined benefit retirement plans (the “Plans”) during the six months ended June 30, 2015 and June 30, 2014, respectively. The Company is not considering making further contributions to the Plans during the fiscal year ending December 31, 2015. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2015.

ROLLINS, INC. AND SUBSIDIARIES

The Company invested approximately $17.7 million in capital expenditures during the six months ended June 30, 2015, compared to $11.5 million during the same period in 2014, and expects to invest approximately $12 million for the remainder of 2015. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the six months ended June 30, 2015, the Company made expenditures for acquisitions totaling $30.8 million, compared to $59.7 million during the same period in 2014. A total of $35.0 million was paid in cash dividends ($0.16 per share) during the first six months of 2015, compared to $30.6 million or ($0.14 per share) during the same period in 2014. On July 28, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable September 10, 2015 to stockholders of record at the close of business August 10, 2015 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 19 thousand shares at a weighted average price of $22.42 from the open market during the first six months of 2015 compared to the repurchase of approximately 0.3 million shares at a weighted average price of $16.27 during the first six months of 2014. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.9 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.0 million and $6.1 million of common stock for the six months ended June 30, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of June 30, 2015 and December 31, 2014 includes short-term unearned revenues of $107.3 million and $94.1 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months.

The Company’s $109.7 million of total cash at June 30, 2015, is held at various banking institutions. Approximately $29.3 million is held in cash accounts at foreign bank institutions and the remaining $80.4 million is primarily held in non-interest-bearing accounts at various domestic banks.

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

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of June 30, 2015.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2015.

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit is pending in the United States District Court for the Northern District of California.  The parties have settled the lawsuit, and we expect the court to dismiss it with prejudice within the next two months.

ROLLINS, INC. AND SUBSIDIARIES

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2014.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2015 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2015, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.         Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.      Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2015 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
April 1 to 30, 2015	—	$—	—	5,928,307
May 1 to 31, 2015	36,913	24.82	36,913	5,891,394
June 1 to 30, 2015	—	—	—	5,891,394
Total	36,913	$24.82	36,913	5,891,394

(1)	Includes repurchases from employee for the payment of taxes on vesting of restricted shares in the following amounts:
April 2015: 0; May 2015: 36,913; and June 2015: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

(F) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 28, 2015.

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

ROLLINS, INC. (Registrant)

Date: July 29, 2015	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2015	By:	/s/ Paul E. Northen
Paul E. Northen
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

