Form 10-Q
period 2015-09-30
ROLLINS INC
filed 2015-10-29
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Rollins, Inc. had 218,590,333 shares of its $1 par value Common Stock outstanding as of October 15, 2015.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$134,310	$108,372
Trade receivables, net of allowance for doubtful accounts of $10,470 and $10,944, respectively	90,782	77,854
Financed receivables, short-term, net of allowance for doubtful accounts of $1,677 and $1,748 respectively	14,211	12,234
Materials and supplies	12,964	14,078
Deferred income taxes, net	42,141	42,764
Other current assets	24,695	28,656
Total Current Assets	319,103	283,958
Equipment and property, net	115,731	101,669
Goodwill	248,792	255,563
Customer contracts and other intangible assets, net	142,640	133,472
Deferred income taxes, net	8,308	7,881
Financed receivables, long-term, net of allowance for doubtful accounts of $1,523 and $1,402, respectively	14,217	11,787
Other assets	13,548	13,832
Total Assets	$862,339	$808,162

LIABILITIES
Accounts payable	$21,092	$22,878
Accrued insurance	31,192	24,204
Accrued compensation and related liabilities	74,138	74,090
Unearned revenues	105,725	94,056
Other current liabilities	32,727	37,451
Total current liabilities	264,874	252,679
Accrued insurance, less current portion	21,866	30,946
Accrued pension	24,538	29,558
Long-term accrued liabilities	31,631	32,303
Total Liabilities	342,909	345,486
Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,790,533 and 218,482,907 shares issued and outstanding, respectively	218,791	218,483
Treasury Stock, par value $1 per share; 200,000 and 200,000 shares, respectively	(200)	(200)
Paid in capital	66,806	62,839
Accumulated other comprehensive loss	(80,428)	(65,488)
Retained earnings	314,461	247,042
Total Stockholders’ Equity	519,430	462,676
Total Liabilities and Stockholders’ Equity	$862,339	$808,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(in thousands per except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Customer services	$399,746	$384,870	$1,122,805	$1,067,615
COSTS AND EXPENSES
Cost of services provided	195,489	188,810	553,741	532,760
Depreciation and amortization	11,156	11,437	33,182	32,259
Sales, general and administrative	121,944	118,765	346,141	330,349
Gain on sale of assets, net	(1,255)	(86)	(1,504)	(564)
Interest (income)/expense, net	(21)	24	(134)	(138)
INCOME BEFORE INCOME TAXES	72,433	65,920	191,379	172,949
PROVISION FOR INCOME TAXES	27,387	24,799	70,979	65,202
NET INCOME	$45,046	$41,121	$120,400	$107,747
NET INCOME PER SHARE - BASIC AND DILUTED	$0.21	$0.19	$0.55	$0.49
DIVIDENDS PAID PER SHARE	$0.08	$0.07	$0.24	$0.21
Weighted average participating shares outstanding - basic and diluted	218,594	218,700	218,583	218,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$45,046	$41,121	$120,400	$107,747
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(8,719)	(6,689)	(14,940)	(2,449)
Other comprehensive loss	(8,719)	(6,689)	(14,940)	(2,449)
Comprehensive earnings	$36,327	$34,432	$105,460	$105,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Loss	Earnings	Total
Balance at December 31, 2013	218,797	$218,797		$—	$53,765	$(31,771)	$197,464	$438,255
Net Income							137,664	137,664

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)	—	(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)	—	(8,142)
Cash Dividends							(75,750)	(75,750)
Common Stock Issued for Acquisitions	585	585	290	290	15,831	—	(292)	16,414
Common Stock Purchased (1)	(920)	(920)	(590)	(590)	(15,831)	—	(12,004)	(29,345)
Three-For-Two Stock Split	(100)	(100)	100	100
Stock Compensation	439	439	—	—	10,286	—	(146)	10,579
Employee Stock Buybacks	(318)	(318)	—	—	(5,956)	—	106	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							120,400	120,400

Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,940)	—	(14,940)
Cash Dividends	—	—	—	—	—	—	(52,436)	(52,436)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	635	635	—	—	8,958	—	(219)	9,374
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,763	—	—	1,763
Balance at September 30, 2015	218,791	$218,791	(200)	$(200)	$66,806	$(80,428)	$314,461	$519,430

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net Income	$120,400	$107,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,182	32,259
Provision for deferred income taxes	690	(1,132)
Provision for bad debts	6,966	7,300
Gain on sale disposal of assets	(1,504)	(564)
Stock based compensation expense	9,374	7,954
Excess tax benefits from share-based payments	(1,763)	(4,533)
Other, net	(188)	(694)
Changes in operating assets and liabilities	(23,333)	9,090
Net cash provided by operating activities	143,824	157,427
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(31,391)	(59,660)
Purchases of equipment and property	(28,613)	(22,694)
Proceeds from sales of franchises	365	271
Other	2,055	1,062
Net cash used in investing activities	(57,584)	(81,021)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(7,407)	(35,497)
Dividends paid	(52,436)	(45,945)
Excess tax benefits from share-based payments	1,763	4,533
Net cash used in financing activities	(58,080)	(76,909)
Effect of exchange rate changes on cash	(2,222)	(3,497)
Net increase/(decrease) in cash and cash equivalents	25,938	(4,000)
Cash and cash equivalents at beginning of period	108,372	118,216
Cash and cash equivalents at end of period	$134,310	$114,216

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results for the entire year.

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

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers. (ASU 2014-09) supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, is effective retrospectively for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 with early application permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2015, the FASB issued ASU No. 2015-01, (Topic 225): Income Statement-Extraordinary and Unusual Items. ASU 2015-01 eliminates the GAAP concept of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

In August 2015, the FASB issued ASU No. 2015-14 (Topic 606): Revenue from Contracts with Customers. ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and 2 interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16 (Topic 805): Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3.      EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted earnings per share
Common stock	$0.21	$0.19	$0.55	$0.49
Restricted shares of common stock	$0.21	$0.19	$0.55	$0.49

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit was filed in the United States District Court for the Northern District of California. The parties have settled the lawsuit; and the court has dismissed it with prejudice on October 14, 2015.

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

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2015 and December 31, 2014.

NOTE 6.      STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2015 the Company paid $52.4 million or $0.24 per share in cash dividends compared to $45.9 million or $0.21 per share during the same period in 2014.

During the third quarter ended September 30, 2015, the Company did not repurchase from the open market any of its $1 par value common stock compared to 1.2 million shares purchased at a weighted average price of $19.41 during the same period in 2014. For the nine month period ended September 30, 2015, the Company repurchased from the open market approximately 19 thousand shares of its $1 par value common stock at a weighted average price of $22.42 per share compared to 1.5 million shares purchased at a weighted average price of $19.46 during the same period in 2014.

The Company did not repurchase any of its common stock for the third quarter ended September 30, 2015 compared to $0.1 million purchased during the same period in 2014 and repurchased $7.0 million and $6.2 million of common stock for the nine months ended September 30, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2015, approximately 5.0 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Time lapse restricted stock:
Pre-tax compensation expense	$3,255	$2,587	$9,374	$7,954
Tax benefit	(1,260)	(996)	(3,628)	(3,062)
Restricted stock expense, net of tax	$1,995	$1,591	$5,746	$4,892

ROLLINS, INC. AND SUBSIDIARIES

The Company recognized a deferred tax benefit of approximately $0.1 million during the third quarters ended September 30, 2015 and 2014 respectively.  The Company recognized a deferred tax benefit of approximately $1.8 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively, and recognized a deferred tax benefit of approximately $4.7 million for the year ended December 31, 2014 related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2014	3,100	$14.44
Forfeited	(48)	14.85
Vested	(946)	12.04
Granted	682	22.43
Unvested Restricted Stock Units at September 30, 2015	2,788	$17.20

At September 30, 2015 and December 31, 2014, the Company had $34.6 million and $29.4 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years and 3.7 years, respectively.

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Interest and service cost	$2,250	$2,375	$6,750	$7,125
Expected return on plan assets	(3,197)	(3,108)	(9,591)	(9,324)
Amortization of net loss	940	610	2,820	1,830
Net periodic benefit	$(7)	$(123)	$(21)	$(369)

During the nine months ended September 30, 2015 and 2014 the Company made $5.0 million and $3.3 million in contributions, respectively, to its defined benefit retirement plans (the “Plans”). The Company made $5.3 million in contributions for the year ended December 31, 2014. The Company is not planning on making further contributions to the Plans during the fiscal year ending December 31, 2015.

NOTE 8.      BUSINESS COMBINATIONS

The Company made 12 acquisitions during the nine month period ended September 30, 2015, the largest of which was:

Critter Control – The Company completed the acquisition of Critter Control on February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is 100% franchised with 115 franchises operating in 40 states and two Canadian provinces. It is the largest wildlife control company in the United States.

The Company made 9 acquisitions during the nine month period ended September 30, 2014, the largest of which were:

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

Total cash purchase price for the Company’s acquisitions for the nine months ended September 30, 2015 was $31.4 million.

ROLLINS, INC. AND SUBSIDIARIES

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

Accounts receivable	$1,492
Materials and supplies	57
Equipment and property	840
Goodwill	196
Customer contracts	10,226
Other intangible assets	20,039
Current liabilities	(1,444)
Other assets and liabilities, net	80
Total consideration paid	$31,486
Less: Common Stock Payment	—
Less: Contingent consideration liability	(95)
Total cash purchase price	$31,391

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $248.8 million and $255.6 million at September 30, 2015 and December 31, 2014, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $35.8 million at September 30, 2015 and $42.7 million at December 31, 2014.

The Company completed its most recent annual impairment analyses as of September 30, 2015. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $96.0 million and $46.6 million, respectively, at September 30, 2015, and $104.7 million and $28.8 million, respectively at December 31, 2014. The carrying amount of customer contracts and other intangible assets in foreign countries was $15.0 million and $4.2 million, respectively, at September 30, 2015, and $16.8 million and $4.1 million, respectively, at December 31, 2014.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2015 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$96,018	3 - 12.5
Trademarks and tradenames	32,913	0 - 20
Non-compete agreements	5,565	3 - 20
Patents	3,768	15
Other assets	2,012	10
Internet domains	2,227	n/a
Know how	137	10
Total customer contracts and other intangible assets	$142,640

NOTE 9.      SUBSEQUENT EVENTS

On October 27, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.10 per share both payable December 10, 2015 to stockholders of record at the close of business November 10, 2015.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 28, 2015, the Company reported its 38th consecutive quarter of improved revenue and earnings with net income of $45.0 million for the third quarter ended September 30, 2015, as compared to $41.1 million for the prior year quarter, a 9.5% improvement.  Revenues increased by 3.9% to $399.7 million for the third quarter 2015 as compared to $384.9 million for the prior year third quarter.  The exchange rate of the Canadian and Australian dollars to U.S. dollars reduced revenues and earnings by $9.0 million and $2.0 million, respectively. Earnings for the third quarter ended September 30, 2015 increased to $0.21 per diluted share, as compared to $0.19 per diluted share for the same period in 2014.

Rollins continued its solid financial performance generating $143.8 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Revenues for the third quarter ended September 30, 2015 increased $14.9 million or 3.9% to $399.7 million compared to $384.9 million for the third quarter ended September 30, 2014.  Growth occurred across all service lines and brands. Organic growth and pricing accounted for approximately 4.8% and acquisitions contributed 0.7%.

The Company has three primary service offerings. During the third quarter ended September 30, 2015, commercial pest control revenue approximated 40% of the Company’s revenues, residential pest control approximated 44% of the Company’s revenues, and termite and ancillary service revenue approximated 16% of the Company’s revenues. Comparing third quarter 2015 to third quarter 2014, the Company’s commercial pest control revenue grew 1.5%, residential pest control revenue grew 7.2%, and termite and ancillary services revenue grew 1.1%.  Foreign operations accounted for approximately 7% and 9% of total revenues during each of the third quarters of 2015 and 2014, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2015		2014	2013
First Quarter		$330,909	$313,388	$299,714
Second Quarter		392,150	369,357	350,798
Third Quarter		399,746	384,870	362,155
Fourth Quarter		—	343,951	324,707
Year ended December 31,	$	N/A	$1,411,566	$1,337,374

Cost of Services provided

Cost of Services provided for the third quarter ended September 30, 2015 increased $6.7 million or 3.5%, compared to the quarter ended September 30, 2014. Gross margin for the quarter increased to 51.1% for the third quarter versus 50.9% in the prior year. The margin for the quarter benefited from lower fleet cost due to a decrease in fuel prices and lower materials and supply cost, while the dollar increase was due to increased service salaries for our busiest quarters and an increase in personnel related cost due to increased healthcare cost. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the third quarter ended September 30, 2015 decreased $0.3 million to $11.2 million, a decrease of 2.5%. Depreciation increased $0.7 million due to expenditures associated with the rollout of our new CRM system, while amortization of intangible assets decreased as assets became fully amortized.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2015 increased $3.2 million or 2.7%, to 30.5% of revenues, down 0.4 percentage points from 30.9 % for the third quarter ended September 30, 2014.  The decrease in the percent of revenue is due to a reduction in bad debt as we refocused our efforts in collecting on a timely basis, reduced gas costs, lower professional services as we finish projects, and lower administrative salaries as a percent of revenue. This is partially offset by higher sales salaries, personnel related expenses and insurance expenses as auto claims increased.

ROLLINS, INC. AND SUBSIDIARIES

Gain on Sale of assets, Net

Gain on sales of assets, net were a net gain of $1.3 million and $0.1 million for the third quarters ended September 30, 2015 and September 30, 2014, respectively. The Company recognized net gains from the sale of company owned vehicles and property in 2015 and 2014.

Income Taxes

Income Taxes for the third quarter ended September 30, 2015 increased $2.6 million or 10.4% to $27.4 million from $24.8 million reported for third quarter ended September 30, 2014. This is due to increased pretax earnings. The effective tax rate was 37.8 % for the third quarter ended September 30, 2015 and 37.6 % for the third quarter ended September 30, 2014 primarily due to differences in deferred tax and state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Revenues for the nine months ended September 30, 2015 increased $55.2 million or 5.2% to $1.12 billion compared to $1.07 billion for the nine months ended September 30, 2014.    The Company saw an increase in leads and closure while average price remained relatively flat in most categories. The higher sales resulted in growth across all service lines.

Commercial pest control revenue approximated 41% of the Company’s revenues during the nine months ended September 30, 2015, residential pest control revenue approximated 42% of revenues, and termite and ancillary service revenues, made up approximately 17% of the Company’s revenues. The Company’s commercial pest control revenue grew 3.4%, residential pest control revenue grew 7.4%, and termite and ancillary services revenue grew 4.1%. Foreign operations accounted for approximately 7% and 8% of total revenues for the first nine months of 2015 and 2014, respectively.

Cost of Services provided

Cost of Services provided for the nine months ended September 30, 2015 increased $21.0 million or 3.9% to $553.7 million compared to $532.8 million for the nine months ended September 30, 2014. Gross margin year-to-date increased to 50.7% from the prior year-to-date gross margin of 50.1% as productivity increased due to efforts in route scheduling, lower fleet cost with gasoline cost dropping, and good cost controls across most spending categories. The increased efficiencies and reduced expenses were partially offset by increases in healthcare costs and insurance as automobile claims increased year-over-year.

Depreciation and Amortization

Depreciation and Amortization expenses for the nine months ended September 30, 2015 increased $0.9 million to $33.2 million, an increase of 2.9%, remaining flat to last year at 3.0% of revenue. The dollar increase was due to expenditures associated with the rollout of our new CRM system, while amortization of intangible assets decreased as assets became fully amortized.

Sales, General and Administrative

Sales, General and Administrative expenses for the nine months ended September 30, 2015 increased $15.8 million or 4.8% to $346.1 million or 30.8% of revenues, from $330.3 million or 30.9% of revenues in the prior year period. The decrease in percentage of revenue was due to the Company’s leveraging our administrative salaries the prior year and lower gasoline cost. This was partially offset with increased sales salaries and personnel related costs due to our focus on sales and higher healthcare costs as well as higher insurance claims.

Gain on Sale of assets, Net

Gain on sales of assets, net for the nine months ended September 30, 2015 increased $0.9 million to a $1.5 million gain compared to $0.6 million gain for the same period in 2014. The Company recognized gains from the sale of owned vehicles and property in 2015 and 2014.

Income Taxes

Income taxes for the nine months ended September 30, 2015 increased to $71.0 million, an 8.9 % increase from $65.2 million reported for the same period in 2014, and reflect increased pre-tax income over the prior year period. The effective tax rate was 37.1% for the nine months ended September 30, 2015 versus 37.7% for the nine months ended September 30, 2014 primarily due certain discrete items within each period.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $143.8 million and $157.4 million for the nine months ended September 30, 2015, and 2014, respectively. The Company made contributions of $5.0 million and $3.3 million to its defined benefit retirement plans (the “Plans”) during the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company is not considering making further contributions to the Plans during the fiscal year ending December 31, 2015. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2015.

ROLLINS, INC. AND SUBSIDIARIES

The Company invested approximately $28.6 million in capital expenditures during the nine months ended September 30, 2015, compared to $22.7 million during the same period in 2014, and expects to invest approximately $5.0 million for the remainder of 2015. Capital expenditures for the first nine months consisted primarily of the purchase of equipment replacements and technology related projects. During the nine months ended September 30, 2015, the Company made expenditures for acquisitions totaling $31.4 million, compared to $59.7 million during the same period in 2014. A total of $52.4 million was paid in cash dividends ($0.24 per share) during the first nine months of 2015, compared to $45.9 million or ($0.21 per share) during the same period in 2014. On October 27, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.10 per share both payable December 10, 2015 to stockholders of record at the close of business November 10, 2015 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 19 thousand shares at a weighted average price of $22.42 from the open market during the first nine months of 2015 compared to the repurchase of approximately 1.5 million shares at a weighted average price of $19.46 during the first nine months of 2014. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.9 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.0 million and $6.2 million of common stock for the nine months ended September 30, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of September 30, 2015 and December 31, 2014 includes short-term unearned revenues of $105.7 million and $94.1 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $134.3 million of total cash at September 30, 2015, is held at various banking institutions. Approximately $31.1 million is held in cash accounts at foreign bank institutions and the remaining $103.2 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of September 30, 2015.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2015.

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

On April 29, 2014, Foster Poultry Farms sued Orkin, LLC and Orkin Services of California, Inc., for breach of contract, breach of covenant of good faith and fair dealing, and negligence.  The lawsuit was filed in the United States District Court for the Northern District of California.  The parties have settled the lawsuit, and the court has dismissed it with prejudice on October 14, 2015.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s expectation to invest $5 million in capital expenditure for the remainder of 2015; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The Company does not undertake to update its forward looking statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2014.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2015 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2015 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2015 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
July 1 to 31, 2015	—	$—	—	5,928,307
August 1 to 31, 2015	—	—	—	5,928,307
September 1 to 30, 2015	—	—	—	5,928,307
Total	—	$—	—	5,928,307

(1)	Includes repurchases from employee for the payment of taxes on vesting of restricted shares in the following amounts: July 2015: 0; August 2015: 0; and September 2015: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2006.

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

(F) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 28, 2015, incorporated herein by reference to Exhibit 3(i)(F) filed with the Registrant’s 10-Q filed on July 29, 2015.

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

ROLLINS, INC.
(Registrant)

Date: October 29, 2015	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:	/s/ Paul E. Northen
Paul E. Northen
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

