Form 10-K
period 2015-12-31
ROLLINS INC
filed 2016-02-24
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒       Accelerated filer ☐    Non-accelerated filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2015 was $2,708,382,648 based on the reported last sale price of common stock on June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 218,806,458 shares of Common Stock outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.

Form 10-K

For the Year Ended December 31, 2015

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

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers, directly or through franchises operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

Rollins Wildlife Services, a wholly-owned subsidiary of the Company, acquired Critter Control February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is currently 100% franchised with operations in 40 states and 2 Canadian provinces.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 27. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Common Stock Repurchase Program

All share and per share data presented have been adjusted to account for the three-for-two stock split effective March 10, 2015. At the July 2012 Board of Directors’ meeting, the Board authorized the purchase of 7.5 million shares of the Company’s common stock. During the years ended December 31, 2015 and 2014, the Company repurchased on the open market 19 thousand shares and 1.5 million shares at a weighted average price of $22.42 and $19.46, respectively. In total, there are 5.9 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

	(in thousands)
December 31,	2015	2014	2013
Backlog	$4,352	$3,676	$3,286

Franchising Programs

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

	At December 31,
Orkin Franchises	2015	2014	2013
Domestic Franchises	51	55	54
International Franchises	48	37	26
Total Franchises	99	92	80

Critter Control Franchises

The Company expands its animal control growth through Critter Control’s franchise program. Critter Control is currently 100% franchised. Critter Control had 108 franchises in the United States and Canada as of December 31, 2015. The Company purchased Critter Control in 2015.

At December 31,
Franchises	2015
Critter Control Franchises	108

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

	Total Net Revenues
(in thousands)	2015	2014	2013
First Quarter	$330,909	$313,388	$299,714
Second Quarter	392,150	369,357	350,798
Third Quarter	399,746	384,870	362,155
Fourth Quarter	362,500	343,951	324,707
Years ended December 31,	$1,485,305	$1,411,566	$1,337,374

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, Permatreat, Rollins Australia and Critter Control, competes favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab and Rentokil.

The principal methods of competition in the Company’s pest and termite control markets are quality of service, customer proximity and guarantee terms, reputation for safety, technical proficiency, and price.

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

Employees

The number of persons employed by the Company as of January 31, 2016 was approximately 11,000.

December 31,	2015	2014	2013
Employees	11,268	10,936	10,649

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

Our operations are directly impacted by the weather conditions across the United States, Canada, and Australia. The business of the Company is affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company’s pest and termite control operations during such periods. The business of the Company is also affected by extreme weather such as drought which can greatly reduce the pest population for extended periods.

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

Rollins, Inc.’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 56 percent of the Company’s outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

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

The Company and a subsidiary, The Industrial Fumigant Company, LLC, were named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, was filed in the United States District Court for the Eastern District of North Carolina.  The trial court dismissed all of Plaintiffs’ claims in 2014; and the court of appeals affirmed the rulings in December, 2015.

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

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	84	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	71	Vice Chairman and Chief Executive Officer	7/24/2001
John Wilson (3)	58	President and Chief Operating Officer	1/23/2013
Eugene Iarocci (4)	69	Vice President	2/22/2011
Paul E Northen (5)	51	Vice President, Chief Financial Officer and Treasurer	1/26/2016
Tom Luczynski (6)	59	Secretary	5/4/2010

(1)	R. Randall Rollins and Gary W. Rollins are brothers.
(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.
(4)	Eugene Iarocci joined the Company in 2003 and has more than 20 years experience in multi-unit management with a number of service and manufacturing industries, including Union Carbide Corporation where he worked for 24 years. He has served as Region Manager in Louisiana, Division Vice President and President of Orkin’s Atlantic Division. Mr. Iarocci was elevated to Vice President in 2011 and also serves as Orkin North America’s President.
(5)	Paul E. Northen joined Rollins in 2015 as CFO and Corporate Treasurer. He was promoted to Vice President of Rollins, Inc. in January 2016. He began his career with UPS in 1985 and brings a wealth of Tax, Risk Management and Audit experience as well as strong international exposure to Rollins. Prior to joining Rollins, Mr. Northen was Vice President of International Finance and Accounting-Global Business Services for UPS. Previously, he was CFO of UPS’ Asia Pacific Region based in Hong Kong, and he served as Vice President of Finance in UPS’ Pacific and Western Regions.
(6)	Tom Luczynski assumed responsibilities as Corporate Secretary in May 2010. Currently also serving as Group Vice President of Orkin international development and franchising including Rollins Australia, Mr. Luczynski joined the Company in 1985 as manager of reporting and was promoted to Vice President of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various trade industry organization’s board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company’s common stock and dividends paid for each quarter in the years ended December 31, 2015 and 2014, with all share and per share data adjusted for the Company’s three-for-two stock split effective March 10, 2015, were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

			Dividends				Dividends
	Stock Price		Paid		Stock Price		Paid
2015	High	Low	Per Share	2014	High	Low	Per Share
First Quarter	$25.00	$21.11	$0.08	First Quarter	$20.47	$18.01	$0.07
Second Quarter	$29.00	$23.88	$0.08	Second Quarter	$20.99	$19.55	$0.07
Third Quarter	$30.42	$25.76	$0.08	Third Quarter	$20.41	$18.65	$0.07
Fourth Quarter	$28.40	$25.51	$0.18	Fourth Quarter	$22.62	$18.41	$0.14

As of January 31, 2016, there were 2,322 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split increased the Company’s outstanding shares from 145,783,052 to 218,674,578 shares.

On January 26, 2016 the Board of Directors approved a quarterly cash dividend per common share of $0.10 payable March 10, 2016 to stockholders of record at the close of business February 10, 2016. On October 27, 2015, the Board of Directors declared its regular $0.08 per share as well as a special year-end dividend of $0.10 per share both payable December 10, 2015 to stockholders of record at the close of business November 10, 2015. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the years ended December 31, 2015 and 2014, the Company repurchased on the open market 19 thousand shares and 1.5 million shares at a weighted average price of $22.42 and $19.46, respectively. In total, there remain 5.9 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2015	—	$—	—	5,928,307
November 1 to 30, 2015	—	—	—	5,928,307
December 1 to 31, 2015	—	—	—	5,928,307
Total	—	$—	—	5,928,307

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2015: 0; November 2015: 0; and December 2015: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2010	2011	2012	2013	2014	2015
Rollins, Inc.	100.00	114.20	115.41	161.40	179.51	214.13
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Peer Index	100.00	112.08	143.16	187.21	209.68	228.61

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.       Selected Financial Data.

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

STATEMENT OF OPERATIONS DATA:
	(in thousands except per share data)
Years ended December 31,	2015	2014	2013	2012	2011
Revenues	$1,485,305	$1,411,566	$1,337,374	$1,270,909	$1,205,064
Income Before Income Taxes	243,178	219,484	191,606	176,642	161,096
Net Income	152,149	137,664	123,330	111,332	100,711
Earnings Per Share - Basic:	0.70	0.63	0.56	0.51	0.46
Earnings Per Share - Diluted:	0.70	0.63	0.56	0.51	0.46
Dividends paid per share	0.42	0.35	0.30	0.29	0.19
OTHER DATA:
Net cash provided by operating activities	$196,356	$194,146	$162,665	$141,919	$154,647
Net cash used in investing activities	(69,942)	(89,471)	(30,790)	(42,693)	(29,154)
Net cash used in financing activities	(97,216)	(106,519)	(75,653)	(80,989)	(99,427)
Depreciation	19,354	16,627	14,415	15,212	15,112
Amortization of intangible assets	25,168	26,882	25,156	23,443	22,391
Capital expenditures	$(39,495)	$(28,739)	$(18,632)	$(19,040)	$(18,652)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$313,879	$283,958	$272,442	$205,992	$175,822
Total assets	852,431	808,162	739,217	692,506	645,650
Stockholders’ equity	$524,029	$462,676	$438,255	$354,956	$323,997
Number of shares outstanding at year-end	218,553	218,283	218,797	219,023	219,376

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Presentation

This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

RESULTS OF OPERATIONS

				% better/(worse) as
	(in thousands)			compared to prior year
Years ended December 31,	2015	2014	2013	2015	2014
Revenues	$1,485,305	$1,411,566	$1,337,374	5.2%	5.5%
Cost of services provided	735,976	707,739	678,459	(4.0)	(4.3)
Depreciation and amortization	44,522	43,509	39,571	(2.3)	(10.0)
Sales, general and administrative	463,742	441,706	428,288	(5.0)	(3.1)
Gain on sales of assets, net	(1,953)	(618)	(165)	216.0	274.5
Interest income	(160)	(254)	(385)	(37.0)	34.0
Income before income taxes	243,178	219,484	191,606	10.8	14.5
Provision for income taxes	91,029	81,820	68,276	(11.3)	(19.8)
Net income	$152,149	$137,664	$123,330	10.5%	11.6%

General Operating Comments

2015 marked the Company’s 18th consecutive year of improved revenues and profits. Revenues for the year rose 5.2 percent to $1.485 billion compared to $1.412 billion for the prior year. Income before income taxes increased 10.8% to $243.2 million compared to $219.5 million the prior year. Net income increased 10.5% to $152.1 million, with earnings per diluted share of $0.70 compared to $137.7 million, or $0.63 per diluted share for the prior year.

All of our business lines experienced growth for the year, with residential pest control revenues up 6.6%, commercial pest control revenues up 3.3% and termite revenues up 4.6%.

We are pleased with the success we had with the rollout of our CRM system (BOSS) during the year. We ended 2015 with 50 percent of our Orkin branches on the system. We currently expect to have all Orkin locations on BOSS by the end of the third quarter of this year.

Orkin recently announced that we extended our presence in North America, South America, Europe, the Middle East and Asia, with the addition of nine new franchises. Our new franchises are located in Mexico, Colombia, Republic of Georgia, Qatar, China, and South Korea. As of December 31, 2015, Orkin has 48 international franchises. We look to expand our domestic and international franchise footprint, while continuing to work closely with our current franchise partners to help them grow their businesses.

Strategic acquisitions remain a priority for Rollins, and as in the past, we will continue to seek out companies that are a “fit” for us in both, the pest control and wildlife areas of our business.

Results of Operations—2015 Versus 2014

Overview

The Company’s gross margin increased to 50.4% for 2015 from 49.9% in 2014. Sales, general and administrative expense decreased in 2015 to 31.2% of revenue versus 31.3% in 2014. The Company’s depreciation and amortization margin decreased 0.1 point to 3.0 % in 2015 compared to 3.1% in 2014. Rollins’ net income of $152.1 million in 2015 was an increase of $14.5 million or 10.5% over $137.7 million in 2014. Net profit margin improved to 10.2% in 2015 from 9.8% in 2014.

Revenues

Revenues for the year ended December 31, 2015 were $1.485 billion, an increase of $73.7 million or 5.2% from 2014 revenues of $1.412 billion. Growth occurred across all service lines and brands with our foreign companies being hurt by unfavorable exchange rates. Organic growth and pricing accounted for approximately 4.2% of our increase and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 41% of the Company’s revenue in 2015 and grew 3.3% in 2015 due to increases in sales, improvements in cancellations, increased bed bug revenue, an increase in commercial fumigations, and acquisitions. Residential pest control which also represented approximately 41% of the Company’s revenue, increased 6.6% driven by increased leads, closures and pricing as well as increased TAEXX® homebuilder installations, bed bug revenues and acquisitions. The Company’s termite business, which represented approximately 17% of the Company’s revenue, grew 4.6% in 2015 due to increases in drywood fumigations and ancillary service sales, and acquisitions.

The Company implemented its traditional price increase program in June 2015. Less than 2% of the Company’s revenue increase came from pricing actions. Nearly 80% of the Company’s pest control revenue was recurring in 2015 and 2014.

The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the years ended December 31, 2015 and 2014, respectively. Currency exchange translation is the cause of the decreased percentage. The Company established new franchises in China, El Salvador, Mexico, Colombia, the Republic of Georgia, Bahrain, Qatar, Hong Kong, China, Macau, and South Korea in 2015 for a total of 48 international franchises at December 31, 2015 with 37 at December 31, 2014. Orkin had 99 and 92 franchises (domestic and international) at December 31, 2015 and 2014, respectively.

Cost of Services Provided

For the twelve months ended December 31, 2015 cost of services provided increased $28.2 million or 4.0%, compared to the twelve months ended December 31, 2014. Gross margin for the year increased to 50.4% for 2015 compared to 49.9% for 2014 due to reduced fleet costs due to the drop in gasoline prices, favorable service salaries as we continue to improve our routing and scheduling to maximize efficiencies and favorable administrative salary margins as we continue to focus on efficiency. The favorable margins were partially offset by our casualty claim development, increases in supplies as a result of increased sales and increases in personnel related costs as group premiums continue to increase. We experienced good cost controls across most spending categories.

Depreciation and Amortization

For the twelve months ended December 31, 2015, depreciation and amortization increased $1.0 million, or 2.3% compared to the twelve months ended December 31, 2014. The dollar increase was due primarily to depreciation increasing $2.7 million as we depreciate our customer relationship management software “BOSS”, while amortization of intangible assets decreased as we fully amortized several intangible assets during the 12 month period.

Sales, General and Administrative

For the twelve months ended December 31, 2015, sales, general and administrative (SG&A) expenses increased $22.0 million, or 5.0% compared to the twelve months ended December 31, 2014. SG&A decreased to 31.2% of revenues compared to 31.3% of revenues in the prior year. As a percentage of revenues, SG&A decreased due to the Company’s leveraging our SG&A expenses against higher revenues, reducing our bad debt expense with our collections efforts and experiencing lower gasoline costs, partially offset by higher sales salaries.

Gain on Sales of assets, Net

Gain on sales of assets, net increased to $2.0 million for the year ended December 31, 2015 compared to $0.6 million gain in 2014. The Company recognized gains from the sale of owned vehicles and property in 2015 and 2014. The increase was due to the Company selling two buildings in 2015.

Interest (Income)/Expense, Net

Interest income, net for the year ended December 31, 2015 was $0.2 million, a decrease of $0.1 million compared to $0.3 million in 2014. Interest income for the year is due to interest received on cash balances in the Company’s various cash accounts.

Taxes

The Company’s effective tax rate increased to 37.4% in 2015 compared to 37.3% in 2014, due primarily to differences in state and foreign income taxes.

Results of Operations—2014 Versus 2013

Overview

The Company’s gross margin increased to 49.9% for 2014 from 49.3% in 2013. Sales, general and administrative expense decreased in 2014 to 31.3% of revenue versus 32.0% in 2013. The Company’s depreciation and amortization margin increased 0.1 point to 3.1% in 2014 compared to 3.0% in 2013. The Company had net income of $137.7 million in 2014 compared to $123.3 million in 2013, an 11.6% increase. Net profit margin improved to 9.8% in 2014 from 9.2% in 2013.

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

Cost of Services Provided

For the twelve months ended December 31, 2014 cost of services provided increased $29.3 million or 4.3%, compared to the twelve months ended December 31, 2013. Gross margin for the year increased to 49.9% for 2014 compared to 49.3% for 2013 due to favorable termite and casualty claim development, reduced fleet costs and good cost controls across most spending categories.

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

Taxes

The Company’s effective tax rate increased to 37.3% in 2014 compared to 35.6% in 2013, due primarily to state and foreign income taxes, and the release of certain deferred tax liabilities in 2013.

Liquidity and Capital Resources

Cash and Cash Flow

Cash from operating activities is the principal source of cash generation for our businesses.

The most significant source of cash in Rollins’ cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.

The Company’s cash and cash equivalents at December 31, 2015, 2014, and 2013 were $134.6 million, $108.4 million, and $118.2 million, respectively.

	2015	2014	2013
Net cash provided by operating activities	$196,356	$194,146	$162,665
Net cash used in investing activities	(69,942)	(89,471)	(30,790)
Net cash used in financing activities	(97,216)	(106,519)	(75,653)
Effect of exchange rate changes on cash	(2,996)	(8,000)	(3,088)
Net increase (decrease) in cash and cash equivalents	$26,202	$(9,844)	$53,134

Cash Provided by Operating Activities

The Company’s operations generated cash of $196.4 million for the year ended December 31, 2015 primarily from net income of $152.1 million, compared with cash provided by operating activities of $194.1 million in 2014 and $162.7 million in 2013. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $5.0 million to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2015 and $5.3 million and $5.0 million during the years ended December 31, 2014 and 2013, respectively, as a result of the Plans’ funding status. The Company is considering making contributions to its Plans of approximately $3.3 million during fiscal year 2016. In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $69.9 million on investing activities for the year ended December 31, 2015 compared to $89.5 million and $30.8 million during 2014 and 2013, respectively, and of that, invested approximately $39.5 million in capital expenditures during 2015 compared to $28.7 million and $18.6 million during 2014 and 2013, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $20.0 million and $25.0 million in 2016 in capital expenditures. During 2015, the Company’s subsidiaries acquired several small companies totaling $33.5 million compared to $63.3 million in acquisitions during 2014 and $12.6 million in 2013. The expenditures for the Company’s acquisitions were funded with cash on hand and stock in one instance. The Company continues to seek new acquisitions.

Cash Used in Financing Activities

The Company used cash of $97.2 million on financing activities for the year ended December 31, 2015, compared to $106.5 million and $75.7 million during 2014 and 2013, respectively. A total of $91.8 million was paid in cash dividends ($0.42 per share) during the year ended December 31, 2015 including a special dividend paid in December 2015 of $0.10 per share, compared to $75.8 million paid in cash dividends ($0.35 per share) during the year ended December 31, 2014, including a special dividend paid in December 2014 of $0.07 per share and $65.7 million ($0.30 per share) during the year ended December 31, 2013, including a special dividend paid in December 2013 of $0.06 per share.

The Company used $0.4 million to repurchase on the open market 19 thousand shares of its common stock at a weighted average price of $22.42 per share during 2015 compared to $29.3 million to purchase 1.5 million shares at an average price of $19.46 in 2014 and $8.4 million to purchase 0.5 million shares at a weighted average price of $16.37 in 2013. There remain 5.9 million shares authorized to be repurchased under prior Board approval. In addition to the shares purchased on the open market, the Company repurchased $7.0 million, $6.2 million and $5.3 million of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $134.6 million of total cash at December 31, 2015, is primarily cash held at various banking institutions. Approximately $34.8 million is held in cash accounts at international bank institutions and the remaining $99.8 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2015, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $31.4 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2019, subject to up to two optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

•	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2015, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2015 and expects to maintain compliance throughout 2016.

Litigation

For discussion on the Company’s legal contingencies, see note 12 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2015 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	$3,416	$1,879	$1,535	$2	$—
Non-cancelable operating leases	85,158	23,441	28,116	17,009	16,592
Unrecognized Tax Positions (1)	3,413	2,898	515	—	—
Total (2)	$91,987	$28,218	$30,166	$17,011	$16,592

(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2015.
(2)	Minimum pension funding requirements are not included as funding will not be required. The company is considering making contributions to its pension plans of approximately $3.3 million during 2016.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, pre-hire, random and post-accident drug testing, increased driver training and a nurse triage program for employees.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.7% as of December 31, 2015 compared to 4.15% in 2014 and 5.2% in 2013. A lower discount rate increases the present value of benefit obligation.

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

As of December 31, 2015, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income increased stockholders’ equity by $14.8 million before tax and $9.1 million after tax.

New Accounting Standards

Recently adopted accounting standards

In May 2015, the FASB issued ASU No. 2015-07 (“ASU 2015-07”) regarding ASC Topic 820 “Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 makes minor adjustments to the FASB Accounting Standard Codification. The technical corrections are divided into four main categories: Amendments to align codification wording with that in pre-Codification standards, corrections to references and clarification of guidance to avoid misapplication and misinterpretation, minor edits to simplify the codification and thereby improve its usefulness and minor enhancements to codification guidance that are not expected to have a significant effect on current practice. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16 (Topic 805): Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

Recently issued accounting standards to be adopted in 2016 or later

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and continue to evaluate the effect of the standard on our ongoing financial reporting.

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

In November 2015, the FASB issued ASU No (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management’s belief that environmental remediation costs estimated to be incurred are not material to the Company’s financial condition or operating results; management’s belief in the adequacy of the Company’s facilities to meet its future needs; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company’s belief that such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity; the Company’s expectation to continue its payment of cash dividends; expectations regarding implementation and roll out of our CRM system; expectations regarding expansion of our domestic and international franchise footprint; plans regarding acquisitions; the adequacy of the Company’s resources and borrowings to fund operations and obligations; management’s belief that any additional pension plan contributions will not have a material effect on the Company’s financial position, results of operation or liquidity; the Company’s projected 2016 capital expenditures; the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies; the Company’s expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2016; the impact and amount of the Company’s contractual obligations; management’s expectations regarding termite claims and factors that impact future costs from those claims; the expected cost of termite renewals; the expected collectability of accounts receivable; expected tax consequences; expectations and plans regarding any losses from franchisees; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company’s financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7.A.       Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $31.4 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations or financial position going forward.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2015 based on criteria established in the 2013 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2015.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2015, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 25.

/s/ Gary W. Rollins	/s/ Paul E Northen
Gary W. Rollins Vice Chairman and Chief Executive Officer	Paul E. Northen Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, GA

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, GA

February 24, 2016

Item 8.       Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Rollins, Inc. and Subsidiaries

(in thousands except share information)

December 31,	2015	2014
ASSETS
Cash and cash equivalents	$134,574	$108,372
Trade receivables, net of allowance for doubtful accounts of $10,348 and $10,944, respectively	79,864	77,854
Financing receivables, short-term, net of allowance for doubtful accounts of $1,844 and $1,748, respectively	13,830	12,234
Materials and supplies	12,801	14,078
Deferred income taxes	44,445	42,764
Other current assets	28,365	28,656
Total Current Assets	313,879	283,958
Equipment and property, net	121,356	101,669
Goodwill	249,939	255,563
Customer contracts, net	92,815	104,657
Other intangible assets, net	46,116	28,815
Financing receivables, long-term, net of allowance for doubtful accounts of $1,444 and $1,402 respectively	13,636	11,787
Deferred income taxes	—	7,881
Other assets	14,690	13,832
Total Assets	852,431	808,162
LIABILITIES
Accounts payable	24,919	22,878
Accrued insurance	24,874	24,204
Accrued compensation and related liabilities	73,607	74,090
Unearned revenue	96,192	94,056
Other current liabilities	33,394	37,451
Total current liabilities	252,986	252,679
Accrued insurance, less current portion	30,402	30,946
Accrued pension	9,735	29,558
Deferred income taxes	3,780	—
Long-term accrued liabilities	31,499	32,303
Total Liabilities	328,402	345,486
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,753,011 and 218,482,907 shares issued, respectively	218,753	218,483
Treasury Stock, par value $1 per share ; 200,000 and 200,000 shares, respectively	(200)	(200)
Paid-in-capital	69,762	62,839
Accumulated other comprehensive loss	(71,178)	(65,488)
Retained earnings	306,892	247,042
Total Stockholders’ Equity	524,029	462,676
Total Liabilities and Stockholders’ Equity	$852,431	$808,162

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries

(in thousands except per share data)

Years ended December 31,	2015	2014	2013
REVENUES
Customer services	$1,485,305	$1,411,566	$1,337,374

COSTS AND EXPENSES
Cost of services provided	735,976	707,739	678,459
Depreciation and amortization	44,522	43,509	39,571
Sales, general and administrative	463,742	441,706	428,288
Gain on sales of assets, net	(1,953)	(618)	(165)
Interest income	(160)	(254)	(385)
	1,242,127	1,192,082	1,145,768
INCOME BEFORE INCOME TAXES	243,178	219,484	191,606
PROVISION FOR INCOME TAXES
Current	87,536	73,380	67,920
Deferred	3,493	8,440	356
	91,029	81,820	68,276
NET INCOME	$152,149	$137,664	$123,330
INCOME PER SHARE - BASIC	$0.70	$0.63	$0.56
INCOME PER SHARE - DILUTED	$0.70	$0.63	$0.56
Weighted average shares outstanding - basic	218,583	218,695	219,121
Weighted average shares outstanding - diluted	218,583	218,695	219,121
DIVIDENDS PAID PER SHARE	$0.42	$0.35	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Rollins, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2015	2014	2013

NET INCOME	$152,149	$137,664	$123,330
Other comprehensive earnings/(loss), net of tax
Pension and other postretirement benefit plans	9,070	(25,575)	28,102
Foreign currency translation adjustments	(14,760)	(8,142)	(2,906)
Other comprehensive earnings/(loss)	(5,690)	(33,717)	25,196
Comprehensive earnings	$146,459	$103,947	$148,526

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2012	219,023	$219,023	—	$—	$45,156	$(56,967)	$147,744	$354,956
Net Income							123,330	123,330
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	28,102	—	28,102
Foreign Currency Translation Adjustments	—	—	—	—	—	(2,906)	—	(2,906)
Cash Dividends							(65,658)	(65,658)
Common Stock Purchased (1)	(512)	(512)	—	—	—	—	(7,856)	(8,368)
Stock Compensation	612	612	—	—	10,020	—	(205)	10,427
Employee Stock Buybacks and Common Stock Options Exercised	(326)	(326)	—	—	(5,133)	—	109	(5,350)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,722	—	—	3,722
Balance at December 31, 2013	218,797	$218,797	—	$—	$53,765	$(31,771)	$197,464	$438,255
Net Income							137,664	137,664
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)	—	(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)	—	(8,142)
Cash Dividends	—	—	—	—	—	—	(75,750)	(75,750)
Common Stock Issued for Acquisitions	585	585	290	290	15,831	—	(292)	16,414
Common Stock Purchased (1)	(920)	(920)	(590)	(590)	(15,831)	—	(12,004)	(29,345)
Treasury Shares	(100)	(100)	100	100	—	—	—	—
Stock Compensation	439	439	—	—	10,286	—	(146)	10,579
Employee Stock Buybacks	(318)	(318)	—	—	(5,956)	—	106	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rollins, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$152,149	$137,664	$123,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	42,139	42,277	39,304
Provision for deferred income taxes	3,493	8,440	356
Stock based compensation expense	12,110	10,579	10,427
Excess tax benefits from share-based payments	(1,946)	(4,744)	(3,722)
Provision for bad debts	10,113	11,197	10,388
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(12,494)	(13,369)	(13,617)
Financing receivables	(3,630)	(941)	(950)
Materials and supplies	814	(1,525)	(118)
Other current assets	(2,144)	(10,678)	(4,613)
Other non-current assets	154	7,200	(1,343)
Accounts payable and accrued expenses	(2,039)	15,273	4,918
Unearned revenue	2,822	2,497	3,561
Accrued insurance	126	1,274	(1,572)
Pension funding	(5,000)	(5,250)	(5,000)
Long-term accrued liabilities	(311)	(5,748)	1,316
Net cash provided by operating activities	196,356	194,146	162,665
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(33,462)	(63,335)	(12,632)
Capital expenditures	(39,495)	(28,739)	(18,632)
Cash from sale of franchises	767	565	102
Proceeds from sale of assets	2,752	2,038	372
Investment Tax Credits	(504)	—	—
Net cash used in investing activities	(69,942)	(89,471)	(30,790)
FINANCING ACTIVITIES
Payment of Dividends	(91,755)	(75,750)	(65,658)
Cash paid for common stock purchased	(7,407)	(35,513)	(13,723)
Excess tax benefits from share-based payments	1,946	4,744	3,722
Proceeds received upon exercise of stock options	—	—	6
Net cash used in financing activities	(97,216)	(106,519)	(75,653)
Effect of exchange rate changes on cash	(2,996)	(8,000)	(3,088)
Net increase (decrease) in cash and cash equivalents	26,202	(9,844)	53,134
Cash and cash equivalents at beginning of year	108,372	118,216	65,082
Cash and cash equivalents at end of year	$134,574	$108,372	$118,216
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes, net	$82,690	$74,454	$69,354

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/ (loss) were $14.8 million, ($41.7) million, and $45.7 million in 2015, 2014, and 2013, respectively.

Business Combinations —There were $0.1 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2015, $24.2 million in 2014 and $3.3 million for 2013. In 2014, the Company used 873,349 shares of Company stock at a price of $18.79 per share or $16.4 million in acquisitions of companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014, and 2013, Rollins, Inc. and Subsidiaries

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

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin serves customers, directly or through franchise operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

Rollins Wildlife Services, a wholly-owned subsidiary of the Company, acquired Critter Control February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is currently 100% franchised with operations in 40 states and 2 Canadian provinces.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. The Company’s results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of filing date, February 24, 2016, there were no subsequent events that would affect the Company’s financial statements.

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

The Company’s foreign operations accounted for approximately 7% of revenues for the year ended December 31, 2015, and 8% for the years ended December 2014, and 2013. Currency exchange translation is the cause of the decreased percentage.

Interest income on installment receivables is accrued monthly based on actual loan balances and stated interest rates. Recognition of initial franchise fee revenues occurs when all material services or conditions relating to a new agreement have been substantially performed or satisfied by the Company, and initial franchise fees are treated as unearned revenue in the Statement of Financial Position until such time. Royalties from franchises are accrued and recognized as revenues as earned on a monthly basis. Gains on sales of pest control customer accounts to franchises are recognized at the time of sale and when collection is reasonably assured.

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2015, 2014, and 2013.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2015	2014	2013
(in thousands)
Advertising	$57,705	$54,909	$55,282

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

The Company’s $134.6 million of total cash at December 31, 2015, is primarily cash held at various banking institutions. Approximately $34.8 million is held in cash accounts at international bank institutions and the remaining $99.8 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

At December 31,	2015	2014
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$34,816	$35,065

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

The Company had no marketable securities other than those held in the defined benefit pension plan and the nonqualified deferred compensation plan at December 31, 2015 and 2014. See note 13 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes-The Company provides for income taxes based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic 740 “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company’s policy is to record interest and penalties related to income tax matters in income tax expense.

Equipment and Property—Equipment and Property are stated at cost, net of accumulated depreciation, and are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, ten to forty years; and furniture, fixtures, and operating equipment, two to ten years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. The annual provisions for depreciation, below, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization.

Years ended December 31,	2015	2014	2013
(in thousands)
Depreciation	$19,354	$16,627	$14,415

Goodwill and Other Intangible Assets - In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives and goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is lower than its carrying value, then the Company will compare the implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analyses as of September 30, 2015. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated.

Impairment of Long-Lived Assets - In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment”, the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including customer contracts and assets that may be subject to a management plan for disposition.

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

Three-for-two stock split-The Board of Directors at its quarterly meeting on January 27, 2015, authorized a three-for-two stock split by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. All share and per share data appearing in the consolidated financial statements and related notes are restated for the three-for-two stock split.

Earnings Per Share - the FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See note 14 for further information on restricted stock granted to employees.

The basic and diluted calculations are the same as there were no stock options included in diluted earnings per share as we have no stock options outstanding. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective March 10, 2015:

Years Ended December 31,	2015	2014	2013
Net income available to stockholders	$152,149	$137,664	$123,330
Less: Dividends paid
Common Stock	(90,631)	(74,704)	(64,571)
Restricted shares of common stock	(1,124)	(1,046)	(1,087)
Undistributed earnings for the period	$60,394	$61,914	$57,672

Allocation of undistributed earnings:
Common stock	$59,611	$61,001	$56,663
Restricted shares of common stock	783	913	1,009

Diluted allocation of undistributed earnings:
Common stock	$59,611	$61,001	$56,663
Restricted shares of common stock	783	913	1,009

Basic shares outstanding:
Common stock	215,749	215,470	215,289
Restricted shares of common stock	2,834	3,225	3,832
	218,583	218,695	219,121
Diluted shares outstanding:
Common stock	215,749	215,470	215,289
Dilutive effect of stock options	—	—	—
	215,749	215,470	215,289
Restricted shares of common stock	2,834	3,225	3,832
	218,583	218,695	219,121

Basic earnings per share
Common stock:
Distributed earnings	$0.42	$0.35	$0.30
Undistributed earnings	0.28	0.28	0.26
	$0.70	$0.63	$0.56
Restricted shares of common stock
Distributed earnings	$0.40	$0.32	$0.28
Undistributed earnings	0.28	0.28	0.26
	$0.68	$0.60	$0.54
Diluted earning per share:
Common stock:
Distributed earnings	$0.42	$0.35	$0.30
Undistributed earnings	0.28	0.28	0.26
	$0.70	$0.63	$0.56

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

Stock-Based Compensation— The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

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

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 51, 55 and 54 domestic franchises as of December 31, 2015, 2014 and 2013, respectively. Transactions with Orkin’s domestic franchises involve sales of customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin franchises were $4.8 million at December 31, 2015 and $4.2 million at December 31, 2014. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

All domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial Orkin domestic franchise fees are deferred in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred Orkin franchise fees were $2.9 million, $3.0 million, and $2.9 million at December 31, 2015, 2014, and 2013, respectively.

Royalties from Orkin franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis. Revenue from Orkin franchises was $4.9 million for the year ended December 31, 2015 and $4.5 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2015, 2014 and 2013, Orkin had 48, 37, and 26 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the Orkin franchises was $1.9 million, $1.2 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Rollins’ wholly-owned subsidiary, Rollins Wildlife Services, had 108 Critter Control franchises in the United States and Canada as of December 31, 2015. Transactions with Critter Control franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from franchises were $0.4 million at December 31, 2015. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Royalties from franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis.

New Accounting Standards

Recently adopted accounting standards

In May 2015, the FASB issued ASU No. 2015-07 (“ASU 2015-07”) regarding ASC Topic 820 “Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 makes minor adjustments to the FASB Accounting Standard Codification. The technical corrections are divided into four main categories: Amendments to align codification wording with that in pre-Codification standards, corrections to references and clarification of guidance to avoid misapplication and misinterpretation, minor edits to simplify the codification and thereby improve its usefulness and minor enhancements to codification guidance that are not expected to have a significant effect on current practice. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16 (Topic 805): Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a material impact on the Company’s reported results of operations or financial position.

Recently issued accounting standards to be adopted in 2016 or later

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and continue to evaluate the effect of the standard on our ongoing financial reporting. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

In November 2015, the FASB issued ASU No (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

2.	ACQUISITIONS

The Company has made 12, 12, and 21 acquisitions that are not material individually or in total to the Company’s consolidated financial statements during the years ended December 31, 2015, 2014, and 2013, respectively.  The largest acquisitions made during these periods are as follows:

The Company completed its acquisition of Critter Control on February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is currently 100% franchised, operating in 40 states and 2 Canadian provinces.

Rollins Australia, a wholly-owned subsidiary of the Company, acquired Allpest WA (“Allpest”), in February 2014. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

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

Total cash purchase price for the Company’s acquisitions in 2015 and 2014 were $33.5 million and $63.3 million, respectively.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2015	2014
Accounts receivable, net	$1,711	$2,594
Materials and supplies	71	481
Equipment and property	948	4,516
Goodwill	196	48,477
Customer contracts	12,398	28,237
Other intangible assets	20,092	6,471
Current liabilities	(2,329)	(6,733)
Other assets and liabilities, net	460	(2,725)
Total consideration paid	33,547	81,318
Less: Common Stock Payment	0	(16,413)
Less: Contingent consideration liability	(85)	(1,570)
Total cash purchase price	$33,462	$63,335

3.	DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2015, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $31.4 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2019, subject to up to two optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

•	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2015, the additional rate allocated was .75%.

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

The Company remained in compliance with applicable debt covenants at December 31, 2015 and expects to maintain compliance throughout 2016.

4.	TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2015	2014
(in thousands)
Gross Trade Receivables	$90,212	$88,798
Allowance for Doubtful Accounts	(10,348)	(10,944)
Net Trade Receivables	$79,864	$77,854

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.	FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score the Company may accept with 100% financing or require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

At December 31,	2015	2014
(in thousands)
Gross Financing Receivables, short-term	$15,674	$13,982
Gross Financing Receivables, long-term	15,080	13,189
Allowance for Doubtful Accounts	(3,288)	(3,150)
Net Financing Receivables	$27,466	$24,021

Total financing receivables, net were $27.5 million and $24.0 million at December 31, 2015 and December 31, 2014, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 3.0% and 3.1% for the twelve months ended December 31, 2015 and December 31, 2014, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

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

The repurchase of Orkin domestic franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin, Inc. Included in financing receivables are notes receivable from Orkin franchise owners. The majority of these notes are low risk as the repurchase price of the Orkin franchise is currently estimated and has historically been well above the receivable due from the Orkin franchise owner. Also included in notes receivables are franchise notes from other brands which are not guaranteed.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $13.6 million and $11.8 million at December 31, 2015 and 2014, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows:

At December 31,	2015	2014
(in thousands)
Balance, beginning of period	$3,150	$3,200
Additions to allowance	965	748
Deductions, net of recoveries	(827)	(798)
Balance, end of period	$3,288	$3,150

The following is a summary of the past due financing receivables:

December 31,	2015	2014
(in thousands)
30-59 days past due	$721	$626
60-89 days past due	531	201
90 days or more past due	757	352
Total	$2,009	$1,179

The following is a summary of percentage of gross financing receivables:

December 31,	2015	2014
Current	93.5%	95.7%
30-59 days past due	2.3%	2.3%
60-89 days past due	1.7%	0.8%
90 days or more past due	2.5%	1.2%
Total	100.0%	100.0%

Rollins’ wholly-owned subsidiary, Rollins Wildlife Services, had 108 Critter Control franchises in the United States and Canada as of December 31, 2015. Transactions with franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from franchises were $0.4 million at December 31, 2015. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Royalties from franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis.

6.	EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2015	2014
(in thousands)
Buildings	$49,282	$48,440
Operating Equipment	83,591	79,235
Furniture and Fixtures	15,168	14,303
Computer Equipment and Systems	116,823	92,064
	264,864	234,042
Less—Accumulated Depreciation	(167,998)	(156,940)
	96,866	77,102
Land	24,490	24,567
Net equipment and property	$121,356	$101,669

Included in equipment and property, net at December 31, 2015 and 2014, are fixed assets held in foreign countries of $3.4 million, and $3.8 million, respectively.

Total depreciation expense was approximately $19.4 million in 2015, $16.6 million in 2014 and $14.4 million in 2013.

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

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2015.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$140	$140	$—	$—
Total	$140	$140	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2014.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$62	$62	$—	$—
Total	$62	$62	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

At December 31, 2015 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.2 million. The cash surrender value of these life insurance policies had a net realizable value of $12.9 million and $12.7 million at December 31, 2015 and 2014, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $14.0 million and $13.7 million at December 31, 2015 and 2014, respectively.

8.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $249.9 million as of December 31, 2015 and $255.6 million as of December 31, 2014. Goodwill decreased for the year ended December 31, 2015 due primarily to currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $36.9 million as of December 31, 2015 and $42.7 million as of December 31, 2014. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2015 and 2014 are as follows:

(in thousands)
Goodwill at December 31, 2013	$211,847
Goodwill acquired	48,477
Goodwill adjustments due to currency translation	(4,761)
Goodwill at December 31, 2014	$255,563
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	196
Goodwill adjustments due to currency translation	(5,820)
Goodwill at December 31, 2015	$249,939

9.	CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

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

December 31,	2015	2014
(in thousands)
Customer contracts	$214,201	$214,125
Less: Accumulated amortization	(121,386)	(109,468)
Customer contracts, net	$92,815	$104,657

The carrying amount of customer contracts in foreign countries was $14.9 million as of December 31, 2015 and $16.8 million as of December 31, 2014.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2015	2014
(in thousands)
Other intangible assets	$56,491	$41,327
Less: Accumulated amortization	(10,375)	(12,512)
Other intangible assets, net	$46,116	$28,815

The carrying amount of other intangible assets in foreign countries was $4.2 million as of December 31, 2015 and $4.1 million as of December 31, 2014.

Included in the table above are trademarks and trade names of $32.8 million and $16.6 million at December 31, 2015 and 2014, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets of $29.7 million and $11.3 million at December 31, 2015 and 2014, respectively.

The carrying amount of customer contracts and other intangible assets, net were as follows:

December 31,	2015	2014
(in thousands)
Customer contracts, net	$92,815	$104,657
Other intangible assets, net	46,116	28,815
Customer contracts and other intangible assets, net	$138,931	$133,472

Total amortization expense was approximately $25.2 million in 2015, $26.9 million in 2014 and $25.2 million in 2013.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)

2016	$22,419
2017	20,563
2018	17,113
2019	14,183
2020	$9,748

10.	INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2015	2014	2013
(in thousands)
Current:
Federal	$68,667	$59,053	$54,778
State	11,335	9,936	9,259
Foreign	7,534	4,391	3,883
Total current tax	87,536	73,380	67,920
Deferred:
Federal	1,286	6,123	(468)
State	2,078	2,159	730
Foreign	129	158	94
Total deferred tax	3,493	8,440	356
Total income tax provision	$91,029	$81,820	$68,276

The primary factors causing income tax expense to be different than the federal statutory rate for 2015, 2014, and 2013 are as follows:

For the years ended December 31,	2015	2014	2013
(in thousands)
Income tax at statutory rate	$85,112	$76,820	$67,063
State income tax expense (net of federal benefit)	8,377	7,429	6,498
Foreign tax benefit	(1,729)	(1,760)	(2,661)
Other	(731)	(669)	(2,624)
Total income tax provision	$91,029	$81,820	$68,276

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

The Provision for Income Taxes resulted in an effective tax rate of 37.4% on Income Before Income Taxes for the year ended December 31, 2015. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes.

For 2014 and 2013 the effective tax rate was 37.3% and 35.6%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes and the release of certain deferred tax liabilities.

During 2015, 2014, and 2013, the Company paid income taxes of $82.7 million, $74.5 million and $69.4 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follow:

December 31,	2015	2014
(in thousands)
Deferred tax assets:
Termite accrual	$1,968	$1,887
Insurance and contingencies	24,991	26,316
Unearned revenues	15,026	15,086
Compensation and benefits	15,288	15,641
State and foreign operating loss carryforwards	10,629	10,454
Bad debt reserve	4,779	4,520
Other	4,133	1,217
Pension	3,768	11,439
Valuation allowance	(3,969)	(3,415)
Total deferred tax assets	76,613	83,145
Deferred tax liabilities:
Depreciation and amortization	(10,985)	(9,035)
Intangibles and other	(24,963)	(23,465)
Total deferred tax liabilities	(35,948)	(32,500)
Net deferred tax assets	$40,665	$50,645

Analysis of the valuation allowance:

December 31,	2015	2014
(in thousands)
Valuation allowance at beginning of year	$3,415	$2,245
Increase in valuation allowance	554	1,170
Valuation allowance at end of year	$3,969	$3,415

As of December 31, 2015, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $188.4 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2016 and 2029. Management believes that it is unlikely to be able to utilize approximately $18.0 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.6 million due to the foreign net operating losses.

Earnings from continuing operations before income tax includes foreign income of $17.0 million, $16.2 million, and $17.0 million in 2015, 2014, and 2013, respectively. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2015 that, if recognized, would affect the effective tax rate is $0.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2015	2014
(in thousands)
Balance at Beginning of Year	$—	$—
Additions for tax positions of prior years	2,554	—
Settlements	—	—
Balance at End of Year	$2,554	$—

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2007 through 2013. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2011.

It is reasonably possible that the amount of unrecognized tax benefits will increase in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.9 million and $0.5 million as of December 31, 2015 and December 31, 2014, respectively. The Company recognized interest and penalties of $0.2 million, $0.1 million, and $0.9 million in 2015, 2014, and 2013, respectively.

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

A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2015	2014
(in thousands)
Beginning balance	$4,875	$7,075
Current year provision	4,384	1,286
Settlements, claims, and expenditures	(4,174)	(3,486)
Ending balance	$5,085	$4,875

The accrual for termite contracts is included in other current liabilities, $2.3 million and $1.9 million at December 31, 2015 and 2014, respectively and long-term accrued liabilities, $2.8 million and $3.0 million at December 31, 2015 and 2014, respectively on the Company’s consolidated statements of financial position.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expire at various dates through 2028:

For the years ended December 31,	2015	2014	2013
(in thousands)
Rental Expense	$60,508	$54,487	$51,605

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2016	$23,441
2017	15,818
2018	12,298
2019	9,355
2020	7,654
Thereafter	16,592
Total minimum obligation	$85,158

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

The Company and a subsidiary, The Industrial Fumigant Company, LLC, were named defendants in Severn Peanut Co. and Meherrin Agriculture & Chemical Co. v. Industrial Fumigant Co., et al.  The Severn lawsuit, a matter related to a fumigation service, was filed in the United States District Court for the Eastern District of North Carolina.  The trial court dismissed all of Plaintiffs’ claims in 2014; and the court of appeals affirmed the rulings in December, 2015.

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

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provide benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $5.0 million, $5.3 million and $5.0 million to the Plans during the years ended December 31, 2015, 2014 and 2013 respectively.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In 2014, the Plan was amended to allow certain vested participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $22,000, or an annuity starting date of December 1, 2014.  In total $6.3 million was paid by the Plan during the year ended December 31, 2014, under this program.  The Plan did not offer any options for the years ended December 31, 2015 and 2013.

The Company includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company’s financial statements. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2015	2014
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$221,721	$185,947
Service cost	86	74
Interest cost	8,915	9,427
Actuarial (gain) loss	(20,283)	42,056
Benefits paid	(10,064)	(15,783)
Accumulated Benefit obligation at end of year	200,375	221,721
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	192,163	192,368
Actual return on plan assets	3,541	10,328
Employer contribution	5,000	5,250
Benefits paid	(10,064)	(15,783)
Fair value of plan assets at end of year	190,640	192,163
Funded status	$(9,735)	$(29,558)

Amounts Recognized in the Statement of Financial Position consist of:

December 31,	2015	2014
(in thousands)
Noncurrent liabilities	$(9,735)	$(29,558)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

December 31,	2015	2014
(in thousands)
Net actuarial loss	$83,667	$98,462

The accumulated benefit obligation for the defined benefit pension plans were $200.4 million and $221.7 million at December 31, 2015 and 2014, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax (increases)/decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income/ (loss) were $14.8 million, $(41.7) million, and $45.7 million in 2015, 2014, and 2013, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2015	2014	2013
ACCUMULATED BENEFIT OBLIGATION
Discount rate	4.70%	4.15%	5.20%
Rate of compensation increase	N/A	N/A	N/A

NET BENEFIT COST
Discount rate	4.15%	5.20%	4.17%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, for fiscal year’s 2015, 2014, and 2013 the Company utilized a yield curve analysis.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2015	2014	2013
(in thousands)
Service cost	$86	$74	$112
Interest cost	8,915	9,427	8,551
Expected return on plan assets	(12,788)	(12,431)	(11,589)
Amortization of net loss	3,761	2,439	3,910
Net periodic loss/(benefit)	$(26)	$(491)	$984

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2015, 2014, and 2013 are summarized as follows:

(in thousands)	2015	2014	2013
Pretax (income)/loss	$(11,035)	$44,159	$(41,767)
Amortization of net loss	(3,761)	(2,439)	(3,910)
Total recognized in other comprehensive income	(14,796)	41,720	(45,677)
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$(14,822)	$41,229	$(44,693)

The Company expects to amortize a net loss of $3.0 million in 2016. At December 31, 2015 and 2014, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $40.5 million and $37.3 million at December 31, 2015 and 2014, respectively.

The Plans’ weighted average asset allocation at December 31, 2015 and 2014 by asset category, along with the target allocation for 2016, are as follows:

	Target	Percentage of plan assets as of
	allocations for	December 31,
Asset category	2016	2015	2014
Cash and cash equivalents	0% -5%	1.9%	0.5%
Equity securities - Rollins stock	0% -40%	21.2%	19.4%
Domestic equity - all other	0% - 40%	20.5%	20.3%
International equity	0% - 30%	22.2%	23.2%
Debt securities - core fixed income	15% - 50%	24.0%	23.8%
Real estate	0% - 20%	6.6%	8.9%
Real return	0.0%	0.0%	1.6%
Alternative/Opportunistic/Special	0% -20%	3.6%	2.3%
Total	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $3.3 million during fiscal 2016.

Some of our assets, primarily our private equity, real estate, and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2015 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

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

The following table presents our plan assets using the fair value hierarchy as of December 31, 2015. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$3,543	$3,543	$—	$—
(2)	Fixed Income Securities	45,712	—	45,712	—
	Domestic Equity Securities
	Rollins, Inc. Stock	40,510	40,510	—	—
	Other Securities	39,070	12,008	27,062	—
(3)	International Equity Securities	42,373	—	42,373	—
(4)	Real Estate	12,565	—	—	12,565
(6)	Alternative/Opportunistic/Special	6,867	—	—	6,867
	Total	$190,640	$56,061	$115,147	$19,432

The following table presents our plan assets using the fair value hierarchy as of December 31, 2014. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)		Total	Level 1	Level 2	Level 3
(1)	Cash and Cash Equivalents	$1,016	$1,016	$—	$—
(2)	Fixed Income Securities	45,768	18,322	27,446	—
	Domestic Equity Securities
	Rollins, Inc. Stock	37,271	37,271	—	—
	Other Securities	38,982	12,066	26,916	—
(3)	International Equity Securities	44,559	—	44,559	—
(4)	Real Estate	17,067	—	—	17,067
(5)	Real Return	3,119	—	3,119	—
(6)	Alternative/Opportunistic/Special	4,381	—	—	4,381
	Total	$192,163	$68,675	$102,040	$21,448

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Real Return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.
(6)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2015.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2014	Gains/(Losses)	Settlements	Level 3	2015
Real Estate
UBS Trumbull Property Income	$12,991	$799	$(5,000)	$—	$8,790
Garrison Real Estate Fund	4,076	859	(1,160)	—	3,775
Alternative/Opportunistic/Special
Marathon European Credit Opp Fund	4,381	347	2,139	—	6,867
Total	$21,448	$2,005	$(4,021)	$—	$19,432

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014.

			Net	Net
	Balance at	Net Realized	Purchases,	Transfers	Balance at
	December 31,	and Unrealized	Issuances and	In to/(Out of)	December 31,
(in thousands)	2013	Gains/(Losses)	Settlements	Level 3	2014
Real Estate
UBS Trumbull Property Income	$12,831	$1,360	$(1,200)	$—	$12,991
Garrison Real Estate Fund	—	—	4,076	—	4,076
Alternative/Opportunistic/Special
Marathon European Credit Opp Fund	—	101	4,280	—	4,381
Total	$12,831	$1,461	$7,156	$—	$21,448

The estimated future benefit payments over the next ten years are as follows:

(in thousands)
2016	$10,588
2017	10,973
2018	11,467
2019	11,785
2020	12,143
Thereafter	64,521
Total	$121,477

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $10.2 million for the year ended December 31, 2015 and $8.5 million and $8.2 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2015, 2014, and 2013 approximately, 33.5%, 29.3%, and 34.9%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million each of the years ending December 31, 2015, 2014 and 2013, respectively.

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

At December 31, 2015 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.2 million. The cash surrender value of these life insurance policies were worth $12.9 million and $12.7 million at December 31, 2015 and 2014, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2016	$504
2017	1,097
2018	1,057
2019	952
2020	1,055
Total	$4,665

Total expense/ (income) related to deferred compensation was $231 thousand, $207 thousand and $159 thousand in 2015, 2014, and 2013, respectively. The Company had $14.0 million and $13.7 million in deferred compensation assets as of December 31, 2015 and 2014, respectively, included within other assets on the Company’s consolidated statements of financial position and $14.1 million and $13.7 million in deferred compensation liability as of December 31, 2015 and 2014, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

14.	STOCK-BASED COMPENSATION

Stock Compensation Plans

Stock options and time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

Stock Options

The Company’s stock options generally vest over a five-year period and expire ten years from the issuance date. For the years ended December 31, 2015 and 2014, respectively, the Company did not issue any shares of common stock upon exercise of stock options by employees.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

Option activity under the Company’s stock option plan as of December 31, 2015, 2014 and 2013 and changes during the year ended December 31, 2015 were as follows:

(in thousands except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1	$3.68	0.08	$17
Exercised	(1)	3.68
Outstanding at December 31, 2013	—	—	—	—
Exercised	—	—
Outstanding at December 31, 2014	—	$—	—	$—
Exercised	—	—
Outstanding at December 31, 2015	—	$—	—	$—
Exercisable at December 31, 2015	—	$—	—	$—

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

There were no options exercised during the years ended December 31, 2015 or 2014. The aggregate intrinsic value of options exercised during the year ended December 31, 2013 was $0.1 million. Exercise of options during the year ended December 31, 2013 resulted in cash receipts of less than $10 thousand.

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

The Company issued time lapse restricted shares of 0.7 million, 0.6 million, and 0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2015, approximately 5.1 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2015	2014	2013
Time Lapse Restricted Stock:
Pre-tax compensation expense	$12,110	$10,579	$10,427
Tax benefit	(4,687)	(4,094)	(4,014)
Restricted stock expense, net of tax	$7,423	$6,485	$6,413

As of December 31, 2015 and 2014, $31.3 million and $29.4 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.8 years at December 31, 2015 and approximately 3.7 years at December 31, 2014.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2015, 2014 and 2013:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2012	4,114	$10.94
Forfeited	(84)	11.68
Vested	(1,045)	8.89
Granted	695	16.19
Unvested as of December 31, 2013	3,680	12.50
Forfeited	(178)	14.27
Vested	(1,018)	10.31
Granted	616	19.16
Unvested as of December 31, 2014	3,100	14.45
Forfeited	(85)	15.71
Vested	(946)	12.04
Granted	682	22.43
Unvested as of December 31, 2015	2,751	$17.21

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2013	$(34,400)	$2,629	$(31,771)
Change during 2014:
Before-tax amount	(41,721)	(9,934)	(51,655)
Tax benefit	16,146	1,792	17,938
	(25,575)	(8,142)	(33,717)
Balance at December 31, 2014	(59,975)	(5,513)	(65,488)
Change during 2015
Before-tax amount	14,796	(14,760)	36
Tax benefit	(5,726)	—	(5,726)
	9,070	(14,760)	(5,690)
Balance at December 31, 2015	$(50,905)	$(20,273)	$(71,178)

16.	RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2015, 2014, and 2013.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days notice. The Company pays $100.00 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2015 and 2014, the Company paid approximately $0.7 million and $0.1 million in rent and operating costs for the aircraft respectively. During 2015, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

17.	UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2015
Revenues	$330,909	$392,150	$399,746	$362,500
Gross profit (Revenues less cost of services provided)	$162,866	$201,941	$204,257	$180,265
Net income	$30,281	$45,073	$45,046	$31,749
Income per share:
Income per share—Basic	$0.14	$0.21	$0.21	$0.15
Income per share—Diluted	$0.14	$0.21	$0.21	$0.15

2014
Revenues	$313,388	$369,357	$384,870	$343,951
Gross profit (Revenues less cost of services provided)	$152,080	$186,715	$196,060	$168,972
Net income	$25,766	$40,860	$41,121	$29,917
Income per share:
Income per share—Basic	$0.12	$0.19	$0.19	$0.14
Income per share—Diluted	$0.12	$0.19	$0.19	$0.14

18.	CASH DIVIDEND

On October 27, 2015, the Board of Directors declared a special year-end dividend of $0.10 per share payable December 10, 2015 to stockholders of record at the close of business November 10, 2015. The Board of Directors, at its quarterly meeting on January 26, 2016, approved a 25.0% increase in the Company’s quarterly dividend. The increased regular quarterly dividend of $0.10 per share will be payable March 10, 2016 to stockholders of record at the close of business February 10, 2016.

19.	THREE-FOR-TWO STOCK SPLIT

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split increased the Company’s outstanding shares from 145,783,052 to 218,674,578 shares.

Below are the effects of the stock split on the Company’s Stockholders’ equity:

(in thousands)	December 31, 2014 (pre-split)	Adjustment	December 31, 2014 (post-split)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	$—	$—	$—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,482,907 shares issued(1)	145,722	72,761	218,483
Treasury Stock, par value $1 per share; 200,000 and 0 shares, respectively	(200)	—	(200)
Paid-in-capital	62,839	—	62,839
Accumulated other comprehensive loss	(65,488)	—	(65,488)
Retained earnings	319,803	(72,761)	247,042
Total stockholders’ equity	$462,676	$—	$462,676

(1) Shares issued increased as follows: 2014 - 72,760,969; 2013 - 72,932,222

Below are the effects of the stock split on the Company’s earnings per share:

(in thousands, except per share amounts)	December 31, 2014 (pre-split)	Adjustment	December 31, 2014 (post-split)
Net Income	$137,664	$—	$137,664

Basic Earnings Per Share	$0.94	$(0.31)	$0.63
Diluted Earnings Per Share	$0.94	$(0.31)	$0.63

Shares used for computation:
Basic	145,796	72,899	218,695
Diluted	145,796	72,899	218,695

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

Based on management’s evaluation as of December 31, 2015, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 24.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.       Other Information

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 11 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.       Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2016 is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2016 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C )
Equity compensation plans approved by security holders	2,750,928	$—	5,096,815
Equity compensation plans not approved by security holders	—	$—	—
Total	2,750,928	$—	5,096,815	(1)

(1)	Includes 5,096,815 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.       Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under “Independent Public Accountants” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements, Financial Statement Schedule and Exhibits.
1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors., incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.

(b)         Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant’s 10-Q filed October 31, 2006
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit 3(i)(E) filed with the Registrant’s 10-K filed February 25, 2015.
(F) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 28, 2015, incorporated herein by reference to Exhibit 3(i)(F) filed with the Registrant’s 10-Q filed on July 29, 2015.
(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.

(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors., incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10(k) filed with the Registrant’s 10-K filed February 25, 2015.
(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.
By:	/s/ Gary W. Rollins
Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	February 24, 2016	Date:	February 24, 2016

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Henry B. Tippie, Director
James B. Williams, Director
Bill J. Dismuke, Director

Thomas J. Lawley, MD, Director

Larry L. Prince, Director

John F. Wilson, Director

Pam R. Rollins, Director

/s/ Gary W. Rollins
Gary W. Rollins As Attorney-in-Fact & Director February 24, 2016

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2015, 2014 and 2013
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$14,094	$10,113	$(10,571)	$13,636

Year ended December 31, 2014
Allowance for doubtful accounts	$12,278	$11,197	$(9,381)	$14,094

Year ended December 31, 2013
Allowance for doubtful accounts	$11,461	$10,388	$(9,571)	$12,278

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(D) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 25, 2006, incorporated herein by reference to Exhibit 3(i)(D) filed with the registrant’s 10-Q filed October 31, 2006
(E) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April, 26, 2011, incorporated herein by reference to Exhibit 3(i)(E) filed with the Registrant’s 10-K filed February 25, 2015.
(F) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 28, 2015, incorporated herein by reference to Exhibit 3(i)(F) filed with the Registrant’s 10-Q filed on July 29, 2015.
(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(b) of its Form 8-K dated April 22, 2008.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors., incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10(k) filed with the Registrant’s 10-K filed February 25, 2015.

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

