Form 10-Q
period 2016-03-31
ROLLINS INC
filed 2016-04-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Rollins, Inc. had 218,698,370 shares of its $1 par value Common Stock outstanding as of April 15, 2016.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(in thousands except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$131,238	$134,574
Trade receivables, net of allowance for doubtful accounts of $9,386 and $10,348, respectively	86,012	79,864
Financed receivables, short-term, net of allowance for doubtful accounts of $1,399 and $1,844, respectively	13,150	13,830
Materials and supplies	13,616	12,801
Other current assets	26,105	28,365
Total current assets	270,121	269,434
Equipment and property, net	127,427	121,356
Goodwill	252,618	249,939
Customer contracts	111,157	92,815
Other intangible assets	46,386	46,116
Financed receivables, long-term, net of allowance for doubtful accounts of $1,396 and $1,444, respectively	13,359	13,636
Deferred income taxes	36,829	40,665
Other assets	15,118	14,690
Total assets	$873,015	$848,651
LIABILITIES
Accounts payable	$21,657	$24,919
Accrued insurance	32,639	24,874
Accrued compensation and related liabilities	63,896	73,607
Unearned revenues	102,303	96,192
Other current liabilities	42,373	33,394
Total current liabilities	262,868	252,986
Accrued insurance, less current portion	24,993	30,402
Accrued pension	9,597	9,735
Long-term accrued liabilities	33,998	31,499
Total liabilities	331,456	324,622
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,698,370 and 218,753,011 shares issued and outstanding, respectively	218,698	218,753
Treasury stock, par value $1 per share; 0 and 200,000 shares, respectively	—	(200)
Paid in capital	68,471	69,762
Accumulated other comprehensive loss	(61,286)	(71,178)
Retained earnings	315,676	306,892
Total stockholders’ equity	541,559	524,029
Total liabilities and stockholders’ equity	$873,015	$848,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands per except share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Customer services	$352,736	$330,909
COSTS AND EXPENSES
Cost of services provided	177,802	168,043
Depreciation and amortization	11,640	10,781
Sales, general and administrative	112,255	105,575
Gain on sale of assets, net	(89)	(55)
Interest income, net	(50)	(47)
INCOME BEFORE INCOME TAXES	51,178	46,612
PROVISION FOR INCOME TAXES	19,250	16,331
NET INCOME	$31,928	$30,281
NET INCOME PER SHARE - BASIC AND DILUTED	$0.15	$0.14
DIVIDENDS PAID PER SHARE	$0.10	$0.08
Weighted average participating shares outstanding - basic and diluted	218,686	218,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$31,928	$30,281
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	9,892	(7,149)
Other comprehensive earnings (loss)	9,892	(7,149)
Comprehensive earnings	$41,820	$23,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							31,928	31,928
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	9,892	—	9,892
Cash Dividends	—	—	—	—	—	—	(21,855)	(21,855)
Common Stock Purchased (1)	(54)	(54)	—	—	—	—	(1,289)	(1,343)
Common Stock Retired	(200)	(200)	200	200				—
Stock Compensation	482	482	—	—	2,843	—	—	3,325
Employee Stock Buybacks	(283)	(283)	—	—	(7,153)	—	—	(7,436)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,019	—	—	3,019
Balance at March 31, 2016	218,698	$218,698	—	$—	$68,471	$(61,286)	$315,676	$541,559

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$31,928	$30,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,640	10,781
Provision for deferred income taxes	4,167	1,479
Provision for bad debts	610	1,502
Stock - based compensation expense	3,325	2,865
Excess tax benefits from share-based payments	(3,019)	(2,281)
Other, net	2	(136)
Changes in operating assets and liabilities	(7,309)	(437)
Net cash provided by operating activities	41,344	44,054
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(21,109)	(28,245)
Purchases of equipment and property	(8,956)	(8,311)
Proceeds from sales of franchises	37	120
Other	93	269
Net cash used in investing activities	(29,935)	(36,167)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(8,779)	(6,491)
Dividends paid	(21,855)	(17,483)
Excess tax benefits from share-based payments	3,019	2,281
Net cash used in financing activities	(27,615)	(21,693)
Effect of exchange rate changes on cash	12,870	(1,177)
Net decrease in cash and cash equivalents	(3,336)	(14,983)
Cash and cash equivalents at beginning of period	134,574	108,372
Cash and cash equivalents at end of period	$131,238	$93,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.      BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2015. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2015 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results for the entire year.

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

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In November 2015, the FASB issued ASU No. (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of March 31, 2016, and have reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no net impact on our results of operations as a result of the adoption of ASU 2015-17.

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

ROLLINS, INC. AND SUBSIDIARIES

In August 2015, the FASB issued ASU No. 2015-14 (Topic 606): Revenue from Contracts with Customers. ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and to interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In February 2016, FASB issued ASU No. 2016-02, Leases, which require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2016, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3.      EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted earnings per share
Common stock	$0.15	$0.14
Restricted shares of common stock	$0.15	$0.14

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

ROLLINS, INC. AND SUBSIDIARIES

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2016 and December 31, 2015.

NOTE 6.      STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016 the Company paid $21.9 million or $0.10 per share in cash dividends compared to $17.5 million or $0.08 per share during the same period in 2015.

During the three months ended March 31, 2016, the Company repurchased from the open market approximately 54 thousand shares of its $1 par value common stock at a weighted average price of $24.77 per share compared to approximately 19 thousand shares purchased at a weighted average price of $22.42 during the same period in 2015.

The Company repurchased $7.4 million of common stock for the three months ended March 31, 2016 and $6.1 million for the same period in 2015, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2016, approximately 4.6 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Time lapse restricted stock:
Pre-tax compensation expense	$3,325	$2,865
Tax benefit	(1,287)	(1,109)
Restricted stock expense, net of tax	$2,038	$1,756

The Company recognized a deferred tax benefit of approximately $3.0 million, $2.3 million and $1.9 million during the first quarters ended March 31, 2016 and 2015 and the year ended December 31, 2015, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2015	2,751	$17.21
Forfeited	(20)	17.76
Vested	(796)	14.12
Granted	502	26.45
Unvested Restricted Stock Units at March 31, 2016	2,437	$20.12

At March 31, 2016 and December 31, 2015, the Company had $40.9 million and $31.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.3 years and 3.8 years, respectively.

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Interest and service cost	$2,350	$2,250
Expected return on plan assets	(3,305)	(3,197)
Amortization of net loss	816	940
Net periodic benefit	$(139)	$(7)

During the three months ended March 31, 2016, the Company did not make any contribution to its defined benefit retirement plans (the “Plans”) compared to $3.5 million in contribution during the same period in 2015. The Company made $5.0 million in contributions for the year ended December 31, 2015. The Company is planning on making contributions to the Plans during the fiscal year ending December 31, 2016 of approximately $3.3 million.

NOTE 8. BUSINESS COMBINATIONS

The Company made eight and twelve acquisitions during the three month period ended March 31, 2016, and for the year ended December 31, 2015, respectively, as disclosed on various press releases and related Form 8-Ks.

Total cash purchase price for the Company’s acquisitions for the three months ended March 31, 2016 was $21.1 million net of cash acquired.

ROLLINS, INC. AND SUBSIDIARIES

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31,
2016
Accounts receivable	$764
Materials and supplies	95
Equipment and property	2,077
Customer contracts	21,203
Other intangible assets	375
Current liabilities	(2,149)
Other assets and liabilities, net	(1,256)
Total cash purchase price	$21,109

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $252.6 million and $249.9 million at March 31, 2016 and December 31, 2015, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $39.6 million at March 31, 2016 and $36.9 million at December 31, 2015.

The Company completed its most recent annual impairment analyses as of September 30, 2015. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $111.2 million and $46.4 million, respectively, at March 31, 2016, and $92.8 million and $46.1 million, respectively, at December 31, 2015. The carrying amount of customer contracts and other intangible assets in foreign countries was $24.4 million and $4.6 million, respectively, at March 31, 2016, and $14.9 million and $4.2 million, respectively, at December 31, 2015.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2016 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$111,157	3 - 12.5
Trademarks and tradenames	32,764	0 - 20
Non-compete agreements	5,716	3 - 20
Patents	3,495	3 - 15
Other assets	2,184	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$157,543

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. To manage this risk, the Company enters into derivative financial instruments from time to time. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments from time to time to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. The Company uses foreign currency derivatives, specifically vanilla foreign currency forwards, to manage its exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. Currency forward agreements involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date.

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $0.6 million for the quarter ended March 31, 2016. As of March 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands):

Non-Designated Derivative Summary

	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	3	$475	$334
Sell CAD/Buy USD Fwd Contract	3	$13,700	$10,109
Total	6		$10,443

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2016 and December 31, 2015 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	Fair Value as of:
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Sell AUD/Buy USD Fwd Contract	$0	$0	$(26)	$0
Sell CAD/Buy USD Fwd Contract	$0	$0	$(443)	$0

Total	$0	$0	$(469)	$0

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2016 and March 31, 2015 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated as Hedging Instruments for the Three Months Ended March 31, 2016 and 2015

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		2016	2015
For the three months ended March 31,
Sell AUD/Buy USD Fwd Contract	Other Inc/Exp	$(35)	$0
Sell CAD/Buy USD Fwd Contract	Other Inc/Exp	$(545)	$0
Total		$(580)	$0

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at March 31, 2016 (in thousands):

	Recurring Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015	2016	2015
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0
Liabilities
Derivative Financial Instruments	$0	$0	$(469)	$0	$0	$0

As of March 31, 2016, the fair value of derivatives in a net liability position was $0.5 million inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $0.5 million.

NOTE 10.      SUBSEQUENT EVENTS

On April 26, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable June 10, 2016 to shareholders of record as of May 10, 2016.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 27, 2016, the Company reported its 40th consecutive quarter of improved revenue and earnings with net income of $31.9 million for the first quarter ended March 31, 2016, as compared to $30.3 million for the prior year quarter, a 5.4% improvement.  Revenues increased by 6.6% to $352.7 million for the first quarter 2016 as compared to $330.9 million for the prior year first quarter.  The exchange rate of the Canadian and Australian dollars to U.S. dollars reduced revenues and earnings by $9.0 million and $1.5 million, respectively. Net income for 2016 did not include a favorable non- recurring tax adjustment present in 2015’s net income. Earnings for the quarter ended March 31, 2016 increased to $0.15 per diluted share, as compared to $0.14 per diluted share for the same period in 2015.

Rollins continued its solid financial performance generating $41.3 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenue

Revenues for the first quarter ended March 31, 2016 increased $21.8 million or 6.6% to $352.7 million compared to $330.9 million for the first quarter ended March 31, 2015.  Growth occurred across all service lines and brands. Organic growth and pricing accounted for approximately 6.2% and acquisitions contributed less than 1%.

The Company has three primary service offerings: commercial, residential and termite and ancillary services. During the first quarter ended March 31, 2016, commercial pest control revenue approximated 41% of the Company’s revenues, residential pest control approximated 40% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing first quarter 2016 to first quarter 2015, the Company’s commercial pest control revenue grew 4.7%, residential pest control revenue grew 7.6%, and termite and ancillary services revenue grew 7.6%.  Foreign operations accounted for approximately 7% and 8% of total revenues during each of the first quarters of 2016 and 2015, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues (in thousands)
	2016	2015	2014
First Quarter	$352,736	$330,909	$313,388
Second Quarter	—	392,150	369,357
Third Quarter	—	399,746	384,870
Fourth Quarter	—	362,500	343,951
Year ended December 31,	N/A	$1,485,305	$1,411,566

Cost of Services Provided

Cost of Services provided for the first quarter ended March 31, 2016 increased $9.8 million or 5.8%, compared to the quarter ended March 31, 2015. Gross margin for the quarter increased to 49.6% for the first quarter versus 49.2% for the prior year first quarter. The margin for the quarter benefited from lower personnel related expenses as group insurance premium claims are down year-over-year, lower fleet cost due to a decreases in fuel prices year-over-year and, although service salary expense increased, service salaries were down as a percentage of revenue as we better utilized employees. The margin decreases were partially offset by increased materials and supply usage as we enter our busy season and an increase in legal expenses. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the first quarter ended March 31, 2016 increased $0.9 million to $11.6 million, an increase of 8.0%. Depreciation increased $0.8 million due to expenditures associated with the rollout of our new CRM system “BOSS”, while amortization of intangible assets increased due to amortization associated with small acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2016 increased $6.7 million or 6.3%, to 31.8% of revenues, down 0.1 percentage points from 31.9% for the first quarter ended March 31, 2015.  The decrease in the percent of revenue is due to a reduction in bad debt as we continue to focus our efforts in collecting our accounts receivable on a timely basis, reduced gas costs, lower advertising costs as a percent of revenues, and personnel related costs as group premiums are down due to reduced claims.

Gain on Sale of assets, Net

Gain on sales of assets, net were a net gain of $0.1 million for each of the first quarters ended March 31, 2016 and March 31, 2015, respectively. The Company recognized net gains from the sale of company owned vehicles and property in 2016 and 2015.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the first quarter ended March 31, 2016 increased $2.9 million or 17.9% to $19.3 million from $16.3 million reported for first quarter ended March 31, 2015. This is due to increased pretax earnings. The effective tax rate was 37.6% for the first quarter ended March 31, 2016 and 35.0% for the first quarter ended March 31, 2015 primarily due to differences in deferred tax and state tax rates. Also, first quarter 2016 did not include a non-recurring tax adjustment present in first quarter 2015.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $41.3 million and $44.1 million for the three months ended March 31, 2016, and 2015, respectively. During the three months ended March 31, 2016, the Company did not make any contribution to its defined benefit retirement plans (the “Plans”) compared to $3.5 million in contribution during the same period in 2015. The Company is considering making further contributions of $3.3 million to the Plans during the fiscal year ending December 31, 2016. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2016.

The Company invested approximately $9.0 million in capital expenditures during the three months ended March 31, 2016, compared to $8.3 million during the same period in 2015, and expects to invest approximately $18 million for the remainder of 2016. Capital expenditures for the first three months consisted primarily of the purchase of equipment replacements and technology related projects. During the three months ended March 31, 2016, the Company made expenditures for acquisitions totaling $21.1 million, compared to $28.2 million during the same period in 2015. A total of $21.9 million was paid in cash dividends ($0.10 per share) during the first three months of 2016, compared to $17.5 million or ($0.08 per share) during the same period in 2015. On April 26, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable June 10, 2016 to stockholders of record at the close of business May 10, 2016 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 54 thousand shares at a weighted average price of $24.77 from the open market during the first three months of 2016 compared to the repurchase of approximately 19 thousand shares at a weighted average price of $22.42 during the first three months of 2015. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.9 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.4 million and $6.1 million of common stock for the three months ended March 31, 2016 and 2015, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of March 31, 2016 and December 31, 2015 includes short-term unearned revenues of $102.3 million and $96.2 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $131.2 million of total cash at March 31, 2016, is held at various banking institutions. Approximately $35.3 million is held in cash accounts at foreign bank institutions and the remaining $95.9 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2016.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2016.

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

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc., and its subsidiary HomeTeam Pest Defense, and alleged that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. The Company cannot currently estimate the loss, if any, because the lawsuit is at an early stage and involves unresolved issues of law and fact. The Company intends to defend this matter vigorously.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2015.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s expectation to invest $18 million in capital expenditure for the remainder of 2016; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The Company does not undertake to update its forward looking statements.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2016 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2016 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2016 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
January 1 to 31, 2016	249,203	$26.11	—	5,909,170
February 1 to 29, 2016	58,621	24.93	54,208	5,854,962
March 1 to 31, 2016	29,482	27.49	—	5,854,962
Total	337,306	$26.03	54,208	5,854,962

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts:

January 2016: 249,203; February 2016: 4,413; and March 2016: 29,482.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

ROLLINS, INC. (Registrant)

Date: April 28, 2016	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

