Form 10-Q
period 2016-06-30
ROLLINS INC
filed 2016-07-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Rollins, Inc. had 218,300,161 shares of its $1 par value Common Stock outstanding as of July 15, 2016.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(in thousands except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$126,465	$134,574
Trade receivables, net of allowance for doubtful accounts of $10,369 and $10,348, respectively	96,959	79,864
Financed receivables, short-term, net of allowance for doubtful accounts of $1,620 and $1,844, respectively	15,263	13,830
Materials and supplies	14,635	12,801
Other current assets	33,265	28,365
Total current assets	286,587	269,434
Equipment and property, net	133,519	121,356
Goodwill	254,001	249,939
Customer contracts	118,822	92,815
Other intangible assets	45,782	46,116
Financed receivables, long-term, net of allowance for doubtful accounts of $1,375 and $1,444, respectively	16,617	13,636
Deferred income taxes	34,403	40,665
Other assets	15,870	14,690
Total assets	$905,601	$848,651
LIABILITIES
Accounts payable	$27,628	$24,919
Accrued insurance	25,636	24,874
Accrued compensation and related liabilities	71,564	73,607
Unearned revenues	109,733	96,192
Other current liabilities	36,738	33,394
Total current liabilities	271,299	252,986
Accrued insurance, less current portion	31,333	30,402
Accrued pension	9,459	9,735
Long-term accrued liabilities	35,190	31,499
Total liabilities	347,281	324,622
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,300,161 and 218,753,011 shares issued and outstanding, respectively	218,300	218,753
Treasury stock, par value $1 per share; 0 and 200,000 shares, respectively	—	(200)
Paid in capital	71,643	69,762
Accumulated other comprehensive loss	(63,799)	(71,178)
Retained earnings	332,176	306,892
Total stockholders’ equity	558,320	524,029
Total liabilities and stockholders’ equity	$905,601	$848,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Customer services	$411,133	$392,150	$763,869	$723,059
COSTS AND EXPENSES
Cost of services provided	195,943	190,209	373,745	358,252
Depreciation and amortization	12,350	11,245	23,990	22,026
Sales, general and administrative	126,545	118,622	238,800	224,197
Gain on sale of assets, net	(579)	(194)	(668)	(249)
Interest income, net	(88)	(66)	(138)	(113)
INCOME BEFORE INCOME TAXES	76,962	72,334	128,140	118,946
PROVISION FOR INCOME TAXES	29,179	27,261	48,429	43,592
NET INCOME	$47,783	$45,073	$79,711	$75,354
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.21	$0.36	$0.34
DIVIDENDS PAID PER SHARE	$0.10	$0.08	$0.20	$0.16
Weighted average participating shares outstanding - basic and diluted	218,437	218,613	218,562	218,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$47,783	$45,073	$79,711	$75,354
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(2,513)	928	7,379	(6,221)
Other comprehensive earnings (loss)	(2,513)	928	7,379	(6,221)
Comprehensive earnings	$45,270	$46,001	$87,090	$69,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							79,711	79,711
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	7,379	—	7,379
Cash Dividends	—	—	—	—	—	—	(43,688)	(43,688)
Common Stock Purchased (1)	(419)	(419)	—	—	—	—	(10,739)	(11,158)
Common Stock Retired	(200)	(200)	200	200				—
Stock Compensation	450	450	—	—	5,930	—	—	6,380
Employee Stock Buybacks	(284)	(284)	—	—	(7,157)	—	—	(7,441)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,108	—	—	3,108
Balance at June 30, 2016	218,300	$218,300	—	$—	$71,643	$(63,799)	$332,176	$558,320

(1)      Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$79,711	$75,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,990	22,026
Provision for deferred income taxes	4,295	1,889
Provision for bad debts	3,554	3,551
Stock - based compensation expense	6,380	6,119
Excess tax benefits from share-based payments	(3,108)	(1,681)
Other, net	(587)	(407)
Changes in operating assets and liabilities	(17,713)	(17,596)
Net cash provided by operating activities	96,522	89,255
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(35,038)	(30,837)
Purchases of equipment and property	(19,989)	(17,730)
Proceeds from sales of franchises	102	327
Other	1,081	540
Net cash used in investing activities	(53,844)	(47,700)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(18,599)	(7,407)
Dividends paid	(43,688)	(34,959)
Excess tax benefits from share-based payments	3,108	1,681
Net cash used in financing activities	(59,179)	(40,685)
Effect of exchange rate changes on cash	8,392	442
Net decrease in cash and cash equivalents	(8,109)	1,312
Cash and cash equivalents at beginning of period	134,574	108,372
Cash and cash equivalents at end of period	$126,465	$109,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of results for the entire year.

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

Recently adopted accounting standards

In November 2015, the FASB issued ASU No. (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet, and have reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no net impact on our results of operations as a result of the adoption of ASU 2015-17.

Recently issued accounting standards to be adopted in 2016 or later

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to periods beginning after December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

ROLLINS, INC. AND SUBSIDIARIES

In February 2016, FASB issued ASU No. 2016-02, Leases, which require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The amendments in this update are effective for the company’s financial statements issued for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted earnings per share
Common stock	$0.22	$0.21	$0.36	$0.34
Restricted shares of common stock	$0.22	$0.21	$0.36	$0.34

NOTE 4.	CONTINGENCIES

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

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at June 30, 2016 and December 31, 2015.

NOTE 6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2016 the Company paid $43.7 million or $0.10 per share in cash dividends compared to $35.0 million or $0.08 per share during the same period in 2015.

During the second quarter ended June 30, 2016, the Company repurchased 0.4 million shares from the open market of its $1 par value common stock at a weighted average price of $26.88 per share. No shares were repurchased during the same period in 2015. During the six months ended June 30, 2016, the Company repurchased from the open market approximately 0.4 million shares of its $1 par value common stock at a weighted average price of $26.61 per share compared to approximately 19,000 shares that were repurchased at a weighted average price of $22.42 during the same period in 2015.

The Company repurchased $4,000 and $0.9 million of common stock for each of the second quarters ended June 30, 2016 and 2015, respectively, and repurchased $7.4 million and $7.0 million of common stock for the six months ended June 30, 2016 and 2015, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2016, approximately 4.6 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Time lapse restricted stock:
Pre-tax compensation expense	$3,055	$3,255	$6,380	$6,119
Tax benefit	(1,182)	(1,259)	(2,469)	(2,368)
Restricted stock expense, net of tax	$1,873	$1,996	$3,911	$3,751

The Company recognized a deferred tax benefit of approximately $0.1 million and a deferred tax loss of $0.6 million during the second quarters ended June 30, 2016 and 2015 respectively, and a deferred tax benefit approximately $3.1 million, $1.7 million and $1.9 million for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2015	2,751	$17.21
Forfeited	(53)	19.78
Vested	(798)	14.12
Granted	503	26.45
Unvested Restricted Stock Units at June 30, 2016	2,403	$20.11

At June 30, 2016 and December 31, 2015, the Company had $37.1 million and $31.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 3.8 years, respectively.

NOTE 7.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Interest and service cost	$2,350	$2,250	$4,700	$4,500
Expected return on plan assets	(3,305)	(3,197)	(6,610)	(6,394)
Amortization of net loss	816	940	1,632	1,880
Net periodic benefit	$(139)	$(7)	$(278)	$(14)

During the six months ended June 30, 2016, the Company did not make any contribution to its defined benefit retirement plans (the “Plans”) compared to $3.5 million in contribution during the same period in 2015. The Company made $5.0 million in contributions for the year ended December 31, 2015. The Company is planning on making contributions to the Plans during the fiscal year ending December 31, 2016 of approximately $3.3 million.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.	BUSINESS COMBINATIONS

The Company made twenty-one acquisitions during the six month period ended June 30, 2016, and twelve acquisitions for the year ended December 31, 2015, respectively, as disclosed on various press releases and related Form 8-Ks.

Total cash purchase price for the Company’s acquisitions for the six months ended June 30, 2016 was $35.0 million net of cash acquired.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30,
2016
Accounts receivable	$2,030
Materials and supplies	250
Equipment and property	3,393
Goodwill	2,304
Customer contracts	35,571
Other intangible assets	589
Current liabilities	(4,319)
Other assets and liabilities, net	(2,035)
Total consideration paid	$37,783
Less: Contingent consideration liability	(2,745)
Total cash purchase price	$35,038

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $254.0 million and $249.9 million at June 30, 2016 and December 31, 2015, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $41.0 million at June 30, 2016 and $36.9 million at December 31, 2015.

The Company completed its most recent annual impairment analyses as of September 30, 2015. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $118.8 million and $45.8 million, respectively, at June 30, 2016, and $92.8 million and $46.1 million, respectively, at December 31, 2015. The carrying amount of customer contracts and other intangible assets in foreign countries was $31.0 million and $4.5 million, respectively, at June 30, 2016, and $14.9 million and $4.2 million, respectively, at December 31, 2015.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2016 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$118,822	3 - 12.5
Trademarks and tradenames	32,574	0 - 20
Non-compete agreements	5,573	3 - 20
Patents	3,359	3 - 15
Other assets	2,049	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$164,604

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $26,000 for the quarter ended June 30, 2016 and $0.6 million for the six months ended June 30, 2016. As of June 30, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands):

Non-Designated Derivative Summary

	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	2	$400	$281
Sell CAD/Buy USD Fwd Contract	2	$9,300	$6,861
Total	4		$7,142

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2016 and December 31, 2015 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	Fair Value as of:
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Liabilities	Other Liabilities
Sell AUD/Buy USD Fwd Contract	$0	$0	$(16)	$0
Sell CAD/Buy USD Fwd Contract	$0	$0	$(335)	$0

Total	$0	$0	$(351)	$0

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of June 30, 2016 and June 30, 2015 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Three and Six Months Ended June 30, 2016 and 2015

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015

Sell AUD/Buy USD Fwd Contract	Other Inc/Exp	$8	$0	$(27)	$0
Sell CAD/Buy USD Fwd Contract	Other Inc/Exp	$(34)	$0	$(579)	$0
Total		$(26)	$0	$(606)	$0

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at June 30, 2016 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value at As of
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0
Liabilities
Derivative Financial Instruments	$0	$0	$(351)	$0	$0	$0	$(351)	$0

As of June 30, 2016, the fair value of derivatives in a net liability position was $0.4 million inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $0.4 million.

NOTE 10.	SUBSEQUENT EVENTS

On July 26, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable September 9, 2016 to shareholders of record as of August 10, 2016.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 27, 2016, the Company reported its 41st consecutive quarter of improved revenue and earnings. Net income was $47.8 million for the second quarter ended June 30, 2016, as compared to $45.1 million for the prior year quarter, a 6.0% improvement.  Revenues increased by 4.8% to $411.1 million for the second quarter 2016 as compared to $392.2 million for the prior year second quarter.  The exchange rate of the Canadian and Australian dollars to U.S. dollars reduced revenues and earnings by $9.0 million and $1.6 million, respectively. Net income for 2016 did not include a favorable non-recurring tax adjustment present in 2015’s net income. Earnings for the quarter ended June 30, 2016 increased to $0.22 per diluted share, as compared to $0.21 per diluted share for the same period in 2015.

The Company completed the conversion of its new CRM and operating system (BOSS), to over 95% of the Orkin branches.  Expenses were negatively impacted for the quarter and six months ended June 30, 2016 by the acceleration of this roll-out.

Rollins continued its solid financial performance generating $96.5 million in cash from operations year to date.

ROLLINS, INC. AND SUBSIDIARIES

On June 29, 2016, the Company announced that it has purchased the stock of Safeguard Pest Control and Environmental Services Limited, operating in greater London and Southeastern England. Established in 1991 and headquartered in Westersham Kent, United Kingdom, Safeguard is a long established pest control company in the UK, with a rich history of providing superior pest control, bird control, and specialist services to residential and commercial customers.  The Safeguard acquisition is an important milestone and expands our global presence.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Revenue

Revenues for the second quarter ended June 30, 2016 increased $19.0 million or 4.8% to $411.1 million compared to $392.2 million for the second quarter ended June 30, 2015.  Growth occurred across all service lines and brands. Substantially all of this increase in revenues was due to growth in customers and pricing while less than 1% of the increase was attributable to acquisitions.

The Company has three primary service offerings: commercial, residential and termite and ancillary services. During the second quarter ended June 30, 2016, commercial pest control revenue approximated 39% of the Company’s revenues, residential pest control approximated 42% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing second quarter 2016 to second quarter 2015, the Company’s commercial pest control revenue grew 2.6%, residential pest control revenue grew 6.7%, and termite and ancillary services revenue grew 5.2%.  Foreign operations accounted for approximately 7% and 8% of total revenues during each of the second quarters of 2016 and 2015, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

		2016	2015	2014
First Quarter		$352,736	$330,909	$313,388
Second Quarter		411,133	392,150	369,357
Third Quarter		—	399,746	384,870
Fourth Quarter		—	362,500	343,951
Year ended December 31,	$	N/A	$1,485,305	$1,411,566

Cost of Services Provided

Cost of Services provided for the second quarter ended June 30, 2016 increased $5.7 million or 3.0%, compared to the quarter ended June 30, 2015. Gross margin for the quarter increased to 52.3% for the second quarter versus 51.5% for the prior year second quarter. The margin for the quarter benefited from lower personnel related expenses as group insurance expense was down quarter-over-quarter as the Company leveraged its size to get reduced premiums. We reported lower insurance expense as worker’s compensation claims and auto liability expense were lower quarter-over-quarter. Although salary expenses increased, they were down as a percentage of revenue as we improve employee efficiency. Fleet expenses continued to decline as a percent of revenue as gasoline expense was down 11.9% quarter-over-quarter. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the second quarter ended June 30, 2016 increased $1.1 million to $12.4 million, an increase of 9.8%. Depreciation increased due to expenditures associated with the rollout of our new CRM system “BOSS”, while amortization of intangible assets decreased slightly.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2016 increased $7.9 million or 6.7%, to 30.8% of revenues, up 0.6 percentage points from 30.2% for the second quarter ended June 30, 2015.  The increase in the percent of revenue is due to increased sales salaries as the Company increased recurring revenues and increased advertising expense.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.6 million for the second quarter ended June 30, 2016, an increase of $0.4 million from for the quarter ended June 30, 2015 due to the 2016 sale of our wildlife service franchise supplier and the sale of a branch location. The Company recognized net gains from the sale of Company owned vehicles and property in 2016 and 2015.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the second quarter ended June 30, 2016 increased $1.9 million or 7.0% to $29.2 million from $27.3 million reported for second quarter ended June 30, 2015. This was due to increased pretax earnings. The effective tax rate was 37.9% for the second quarter ended June 30, 2016 and 37.7% for the second quarter ended June 30, 2015 primarily due to differences in deferred tax and state tax rates.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Revenue

Revenues for the six months ended June 30, 2016 increased $40.8 million or 5.6% to $763.9 million compared to $723.1 million for the six months ended June 30, 2015.    The Company saw an increase in leads and closure on sales to new customers while average price remained relatively flat in most categories. Acquisitions contributed less than 1.0% of revenues for the first six months. The higher sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 40% of the Company’s revenues during the six months ended June 30, 2016, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue grew 3.6%, residential pest control revenue grew 7.1%, and termite and ancillary services revenue grew 6.2%. Foreign operations accounted for approximately 7% and 8% of total revenues for the first six months of 2016 and 2015, respectively.

Cost of Services Provided

Cost of Services provided for the six months ended June 30, 2016 increased $15.5 million or 4.3% to $373.7 million compared to $358.3 million for the six months ended June 30, 2015. The year-to-date margin benefited from lower personnel related expenses as group insurance was down year-over-year as the Company recorded lower insurance expense as worker’s compensation claims and auto liability expense were down from 2015. Although salary expenses increased, they were down as a percentage of revenue. Fleet expenses continued to decline as a percent of revenue as gasoline expense was down 12.8%. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended June 30, 2016 increased $2.0 million to $24.0 million, an increase of 8.9%, increasing 0.1 percentage point as a percent of revenue to 3.1% of revenue compared to 3.0% of revenue the prior year. The dollar increase was due to expenditures associated with the rollout of our new CRM system, BOSS, while amortization of intangible assets remained flat as assets became fully amortized.

Sales, General and Administrative

Sales, General and Administrative expenses for the six months ended June 30, 2016 increased $14.6 million or 6.5% to $238.8 million or 31.3% of revenues, from $224.2 million or 31.0% of revenues in the prior year period. The increase in percentage of revenue was primarily due to the Company’s higher administrative and sales salaries.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.7 million for the six month period ended June 30, 2016 an increase of $0.5 million from $0.2 million for the six months ended June 30, 2015 due to the 2016 sale of our wildlife services franchise supplier and the sale of a branch location. The Company recognized net gains from the sale of Company owned vehicles and property in 2016 and 2015.

Income Taxes

Income taxes for the six months ended June 30, 2016 increased to $48.4 million, a 11.1% increase from $43.6 million reported for the same period in 2015, and reflect increased pre-tax income over the prior year period. The effective tax rate was 37.8% for the six months ended June 30, 2016 versus 36.6% for the six months ended June 30, 2015 primarily due certain discrete items within each period.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $96.5 million and $89.3 million for the six months ended June 30, 2016, and 2015, respectively. During the six months ended June 30, 2016, the Company did not make any contribution to its defined benefit retirement plans (the “Plans”) compared to $3.5 million in contributions during the same period in 2015. The Company is considering making further contributions of $3.3 million to the Plans during the fiscal year ending December 31, 2016. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2016.

ROLLINS, INC. AND SUBSIDIARIES

The Company invested approximately $20.0 million in capital expenditures during the six months ended June 30, 2016, compared to $17.7 million during the same period in 2015, and expects to invest approximately $10.0 million for the remainder of 2016. Capital expenditures for the first six months consisted primarily of the purchase of equipment replacements and technology related projects. During the six months ended June 30, 2016, the Company made expenditures for acquisitions totaling $35.0 million, compared to $30.8 million during the same period in 2015. A total of $43.7 million was paid in cash dividends ($0.20 per share) during the first six months of 2016, compared to $35.0 million or ($0.16 per share) during the same period in 2015. On July 26, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable September 9, 2016 to stockholders of record at the close of business August 10, 2016 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 0.4 million shares at a weighted average price of $26.61 from the open market during the first six months of 2016 compared to the repurchase of approximately 19,000 shares at a weighted average price of $22.42 during the first six months of 2015. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.5 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.4 million and $7.0 million of common stock for the six months ended June 30, 2016 and 2015, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of June 30, 2016 and December 31, 2015 includes short-term unearned revenues of $109.7 million and $96.2 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $126.5 million of total cash at June 30, 2016, is held at various banking institutions. Approximately $38.5 million is held in cash accounts at foreign bank institutions and the remaining $88.0 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of June 30, 2016.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2016.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s expectation regarding capital expenditure for the remainder of 2016; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The Company does not undertake to update its forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See note 9 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2015.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2016 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2016 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2016 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
April 1 to 30, 2016	185,127	$26.85	184,969	5,669,993
May 1 to 31, 2016	180,152	26.92	180,152	5,489,841
June 1 to 30, 2016	—	—	—	5,489,841
Total	365,279	$26.88	365,121	5,489,841

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts:
April 2016: 158; May 2016: 0; and June 2016: 0.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

ROLLINS, INC. (Registrant)

Date: July 28, 2016	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

