Form 10-Q
period 2016-09-30
ROLLINS INC
filed 2016-10-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Rollins, Inc. had 217,830,498 shares of its $1 par value Common Stock outstanding as of October 15, 2016.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$139,263	$134,574
Trade receivables, net of allowance for doubtful accounts of $11,779 and $10,348, respectively	99,113	79,864
Financed receivables, short-term, net of allowance for doubtful accounts of $1,765 and $1,844, respectively	15,984	13,830
Materials and supplies	13,787	12,801
Other current assets	31,759	28,365
Total current assets	299,906	269,434
Equipment and property, net	134,166	121,356
Goodwill	260,154	249,939
Customer contracts	116,642	92,815
Other intangible assets	45,243	46,116
Financed receivables, long-term, net of allowance for doubtful accounts of $1,402 and $1,444, respectively	16,282	13,636
Deferred income taxes	32,749	40,665
Other assets	16,373	14,690
Total assets	$921,515	$848,651
LIABILITIES
Accounts payable	$26,436	$24,919
Accrued insurance	26,544	24,874
Accrued compensation and related liabilities	72,569	73,607
Unearned revenues	110,848	96,192
Other current liabilities	35,249	33,394
Total current liabilities	271,646	252,986
Accrued insurance, less current portion	32,443	30,402
Accrued pension	6,320	9,735
Long-term accrued liabilities	36,877	31,499
Total liabilities	347,286	324,622
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 217,830,498 and 218,753,011 shares issued and outstanding, respectively	217,830	218,753
Treasury stock, par value $1 per share; 0 and 200,000 shares, respectively	—	(200)
Paid in capital	74,289	69,762
Accumulated other comprehensive loss	(66,756)	(71,178)
Retained earnings	348,866	306,892
Total stockholders’ equity	574,229	524,029
Total liabilities and stockholders’ equity	$921,515	$848,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands per except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Customer services	$423,994	$399,746	$1,187,863	$1,122,805
COSTS AND EXPENSES
Cost of services provided	205,608	195,489	579,353	553,741
Depreciation and amortization	13,083	11,156	37,073	33,182
Sales, general and administrative	125,407	121,944	364,207	346,141
Gain on sale of assets, net	(52)	(1,255)	(720)	(1,504)
Interest income, net	(18)	(21)	(156)	(134)
INCOME BEFORE INCOME TAXES	79,966	72,433	208,106	191,379
PROVISION FOR INCOME TAXES	30,315	27,387	78,744	70,979
NET INCOME	$49,651	$45,046	$129,362	$120,400
NET INCOME PER SHARE - BASIC AND DILUTED	$0.23	$0.21	$0.59	$0.55
DIVIDENDS PAID PER SHARE	$0.10	$0.08	$0.30	$0.24
Weighted average participating shares outstanding - basic and diluted	218,039	218,594	218,386	218,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$49,651	$45,046	$129,362	$120,400
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(2,957)	(8,719)	4,422	(14,940)
Other comprehensive earnings (loss)	(2,957)	(8,719)	4,422	(14,940)
Comprehensive earnings	$46,694	$36,327	$133,784	$105,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(In thousands)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							129,362	129,362

Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	4,422	—	4,422
Cash Dividends	—	—	—	—	—	—	(65,506)	(65,506)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,882)	(22,718)
Common Stock Retired	(200)	(200)	200	200	—
Stock Compensation	427	427	—	—	9,002	—	—	9,429
Employee Stock Buybacks	(314)	(314)	—	—	(8,011)	—	—	(8,325)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,536	—	—	3,536
Balance at September 30, 2016	217,830	$217,830	—	$—	$74,289	$(66,756)	$348,866	$574,229

(1)	Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$129,362	$120,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,073	33,182
Provision for deferred income taxes	4,954	690
Provision for bad debts	8,320	6,966
Stock - based compensation expense	9,429	9,374
Excess tax benefits from share-based payments	(3,536)	(1,763)
Other, net	(700)	(1,692)
Changes in operating assets and liabilities	(26,743)	(23,333)
Net cash provided by operating activities	158,159	143,824
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(40,824)	(31,391)
Purchases of equipment and property	(27,128)	(28,613)
Proceeds from sales of franchises	199	365
Other	1,133	2,055
Net cash used in investing activities	(66,620)	(57,584)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(31,043)	(7,407)
Dividends paid	(65,506)	(52,436)
Excess tax benefits from share-based payments	3,536	1,763
Net cash used in financing activities	(93,013)	(58,080)
Effect of exchange rate changes on cash	6,163	(2,222)
Net decrease in cash and cash equivalents	4,689	25,938
Cash and cash equivalents at beginning of period	134,574	108,372
Cash and cash equivalents at end of period	$139,263	$134,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2015. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2015 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month period ended September 30, 2016 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

Three-for-two stock split - The Board of Directors at its quarterly meeting on January 27, 2015, authorized a three-for-two stock split by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015.

All share and per share information has been retroactively adjusted for the three-for-two stock split effective March 10, 2015 for shareholders of record February 10, 2015.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In November 2015, the FASB issued ASU No. (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheets, and have reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no net impact on our results of operations as a result of the adoption of ASU 2015-17.

Recently issued accounting standards to be adopted in 2016 or later

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to periods beginning after December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the impact of this standard on its consolidated financial statements and the method of adoption. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flow Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted earnings per share
Common stock	$0.23	$0.21	$0.59	$0.55
Restricted shares of common stock	$0.23	$0.21	$0.59	$0.55

NOTE 4.	CONTINGENCIES

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

ROLLINS, INC. AND SUBSIDIARIES

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

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

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2016 and December 31, 2015.

NOTE 6.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2016 the Company paid $65.5 million or $0.30 per share in cash dividends compared to $52.4 million or $0.24 per share during the same period in 2015.

During the third quarter ended September 30, 2016, the Company repurchased 0.4 million shares from the open market of its $1 par value common stock at a weighted average price of $27.77 per share. No shares were repurchased during the same period in 2015. During the nine months ended September 30, 2016, the Company repurchased from the open market approximately 0.8 million shares of its $1 par value common stock at a weighted average price of $27.19 per share compared to approximately 19,000 shares that were repurchased at a weighted average price of $22.42 during the same period in 2015.

The Company also repurchases shares from employees for the payment of taxes on vesting restricted shares. For this purpose, the Company repurchased $0.9 million of common stock during the third quarter ended September 30, 2016 and the Company did not repurchase any of its common stock for the third quarter ended September 30, 2015, and repurchased $8.3 million and $7.0 million of common stock for the nine months ended September 30, 2016 and 2015, respectively.

As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2016, approximately 4.6 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Time lapse restricted stock:
Pre-tax compensation expense	$3,049	$3,255	$9,429	$9,374
Tax benefit	(1,180)	(1,260)	(3,649)	(3,628)
Restricted stock expense, net of tax	$1,869	$1,995	$5,780	$5,746

The Company recognized a deferred tax benefit of approximately $0.4 million and a deferred tax benefit of $0.1 million during the third quarters ended September 30, 2016 and 2015 respectively, and a deferred tax benefit of approximately $3.5 million, $1.8 million and $1.9 million for the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015, respectively, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested Restricted Stock Units at December 31, 2015	2,751	$17.21
Forfeited	(76)	19.56
Vested	(876)	14.48
Granted	503	26.45
Unvested Restricted Stock Units at September 30, 2016	2,301	$20.19

At September 30, 2016 and December 31, 2015, the Company had $33.7 million and $31.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 3.9 years and 3.8 years, respectively.

NOTE 7.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Interest and service cost	$2,350	$2,250	$7,050	$6,750
Expected return on plan assets	(3,305)	(3,197)	(9,915)	(9,591)
Amortization of net loss	816	940	2,448	2,820
Net periodic benefit	$(139)	$(7)	$(417)	$(21)

During the nine months ended September 30, 2016 and 2015, the Company made $3.0 million and $5.0 million in contributions, respectively to its defined benefit retirement plans (the “Plans”). The Company made $5.0 million in contributions for the year ended December 31, 2015. The Company is planning on making further contributions to the Plans during the fiscal year ending December 31, 2016 of approximately $0.3 million.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.	BUSINESS COMBINATIONS

The Company made twenty eight acquisitions during the nine month period ended September 30, 2016, and twelve acquisitions for the year ended December 31, 2015, respectively, as disclosed on various press releases and related Form 8-Ks.

Total cash purchase price for the Company’s acquisitions for the nine months ended September 30, 2016 was $40.8 million net of cash acquired.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30,
2016
Accounts receivable	$3,185
Materials and supplies	352
Equipment and property	4,039
Goodwill	8,613
Customer contracts	40,861
Other intangible assets	1,065
Current liabilities	(6,836)
Other assets and liabilities, net	(2,836)
Total consideration paid	$48,443
Less: Contingent consideration liability	(7,619)
Total cash purchase price	$40,824

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $260.2 million and $249.9 million at September 30, 2016 and December 31, 2015, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $47.2 million at September 30, 2016 and $36.9 million at December 31, 2015.

The Company completed its most recent annual impairment analyses as of September 30, 2016. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts and other intangible assets was $116.6 million and $45.2 million, respectively, at September 30, 2016, and $92.8 million and $46.1 million, respectively, at December 31, 2015. The carrying amount of customer contracts and other intangible assets in foreign countries was $32.1 million and $4.4 million, respectively, at September 30, 2016, and $14.9 million and $4.2 million, respectively, at December 31, 2015.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2016 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$116,642	3 - 12.5
Trademarks and tradenames	32,933	0 - 20
Non-compete agreements	4,830	3 - 20
Patents	3,221	3 - 15
Other assets	2,031	10
Internet domains	2,228	n/a
Total customer contracts and other intangible assets	$161,885

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $0.1 million for the quarter ended September 30, 2016 and a loss of $0.5 million for the nine months ended September 30, 2016. As of September 30, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	1	$300	$210
Sell CAD/Buy USD Fwd Contract	1	$4,200	$3,098
Total	2		$3,308

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2016 and December 31, 2015 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	Fair Value as of:
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$0	$0	$(19)	$0
Sell CAD/Buy USD Fwd Contract	$0	$0	$(103)	$0
Total	$0	$0	$(122)	$0

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of September 30, 2016 and September 30, 2015 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated as Hedging Instruments for the Three and Nine Months Ended September 30, 2016 and 2015
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income Three Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income Nine Months Ended September 30,
		2016	2015	2016	2015
Sell AUD/Buy USD Fwd Contract	Other Inc/Exp	$(9)	$0	$(36)	$0
Sell CAD/Buy USD Fwd Contract	Other Inc/Exp	103	0	(476)	0
Total		$94	$0	$(512)	$0

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at September 30, 2016 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at As of
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0
Liabilities
Derivative Financial Instruments	$0	$0	$(122)	$0	$0	$0	$(122)	$0

As of September 30, 2016, the fair value of derivatives in a net liability position was $0.1 million inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

NOTE 10.	SUBSEQUENT EVENTS

On October 25, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share plus a special year-end dividend of $0.10 per share both payable December 9, 2016 to shareholders of record as of November 10, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 26, 2016, the Company reported its 42nd consecutive quarter of improved revenue and earnings. Net income was $49.7 million for the third quarter ended September 30, 2016, as compared to $45.0 million for the prior year quarter, a 10.2% improvement.  Revenues increased by 6.1% to $424.0 million for the third quarter 2016 as compared to $399.7 million for the prior year third quarter.  The Company saw a negative impact on the exchange rate of the Canadian and Australian dollars and British pounds to U.S. dollars reducing revenues and pre-tax earnings by $9.0 million and $1.5 million, respectively. Earnings for the quarter ended September 30, 2016 increased to $0.23 per diluted share, as compared to $0.21 per diluted share for the same period in 2015.

During the quarter, the Company announced the retirement of the President of Orkin North America, Gene Iarocci who had completed 12 years with Rollins after an illustrious 48-year business career. Freeman Elliott was promoted to President of Orkin U.S., Jerry Gahlhoff has been elevated to oversee operations of Specialty Brands and Steve Leavitt has been given the responsibility of Emerging Markets which include our international companies as well as other initiatives.

ROLLINS, INC. AND SUBSIDIARIES

The Company also announced the acquisition of Scientific Pest Management, which provides pest control service all over Australia through owned, franchise and partner companies. Scientific Pest Management was founded in 1974 and operated by Chris Jones. With more than 50 employees, the company offers commercial pest control and termite services, specializing in large contracts.

Rollins continued its solid financial performance generating $158.2 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

Revenues for the third quarter ended September 30, 2016 increased $24.2 million or 6.1% to $424.0 million compared to $399.7 million for the third quarter ended September 30, 2015.  Growth occurred across all service lines. Substantially all of this increase in revenues was due to growth in customers and pricing while less than 1% of the increase was attributable to current year acquisitions.

The Company has three primary service offerings: commercial, residential and termite including ancillary services. During the third quarter ended September 30, 2016, commercial pest control revenue approximated 40% of the Company’s revenues, residential pest control approximated 43% of the Company’s revenues, and termite and ancillary service revenue approximated 16% of the Company’s revenues. Comparing third quarter 2016 to third quarter 2015, the Company’s commercial pest control revenue grew 4.9%, residential pest control revenue grew 7.0%, and termite and ancillary services revenue grew 7.2%.  Foreign operations accounted for approximately 8% and 7% of total revenues during the third quarters of 2016 and 2015, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2016		2015	2014
First Quarter		$352,736	$330,909	$313,388
Second Quarter		411,133	392,150	369,357
Third Quarter		423,994	399,746	384,870
Fourth Quarter		—	362,500	343,951
Year ended December 31,	$	N/A	$1,485,305	$1,411,566

Cost of Services Provided

Cost of Services provided for the third quarter ended September 30, 2016 increased $10.1 million or 5.2%, compared to the quarter ended September 30, 2015. Gross margin for the quarter increased to 51.5% for the third quarter versus 51.1% prior year third quarter. The margin for the quarter benefited from improved efficiencies in routing and scheduling technology which also helped to lower salaries as a percent of revenue. This also caused reductions in fleet expenses with gasoline expense down 11.9%. Personnel related expenses were down as a percent of revenue as group insurance expense was down quarter-over-quarter. We recorded lower insurance expense as auto liability expenses were lower quarter-over-quarter. We saw an expected increase in maintenance expense and software costs related to BOSS, our new CRM and operating system. The Company experienced good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the third quarter ended September 30, 2016 increased $1.9 million to $13.1 million, an increase of 17.3%. Depreciation increased due to expenditures associated with the rollout of BOSS as well as acquisitions and equipment purchases while amortization of intangible assets increased due to amortization of customer contracts included in acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2016 increased $3.5 million or 2.8%, to 29.6% of revenues, down 0.9 percentage points from 30.5% for the third quarter ended September 30, 2015.  The decrease in the percent of revenue is due to lower administrative salaries as percent of revenues as we maintain a quality support center staff while continuing to grow revenues. The Company experienced reduced personnel related expenses from lower group insurance expense, reduced telephone costs due to a change of data service providers. As planned, the Company experienced increased sales salaries and advertising expenses directed toward increased revenue production.

ROLLINS, INC. AND SUBSIDIARIES

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.1 million for the third quarter ended September 30, 2016, down from $1.3 million prior year. The Company sold a building in 2015.

Income Taxes

Income Taxes for the third quarter ended September 30, 2016 increased $2.9 million or 10.7% to $30.3 million from $27.4 million reported for third quarter ended September 30, 2015. This was due to increased pretax earnings. The effective tax rate was 37.9% for the third quarter ended September 30, 2016 and 37.8% for the third quarter ended September 30, 2015 primarily due to differences in investment credits, deferred taxes and state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

Revenues for the nine months ended September 30, 2016 increased $65.1 million or 5.8% to $1.188 billion compared to $1.123 billion for the nine months ended September 30, 2015.    The Company saw an increase in leads and closure on sales to new customers while average price remained relatively flat in most categories. Acquisitions contributed less than 1% of revenues for the first nine months. The higher sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 40% of the Company’s revenues during the nine months ended September 30, 2016, residential pest control revenue approximated 42% of revenues, and termite and ancillary service revenues, made up approximately 17% of the Company’s revenues. The Company’s commercial pest control revenue grew 4.0%, residential pest control revenue grew 7.1%, and termite and ancillary services revenue grew 6.5%. Foreign operations accounted for approximately 7% of total revenues for each of the first nine months of 2016 and 2015, respectively.

Cost of Services Provided

Cost of Services provided for the nine months ended September 30, 2016 increased $25.6 million or 4.6% to $579.4 million compared to $553.7 million for the nine months ended September 30, 2015. The year-to-date margin benefited from lower personnel related expense margins, the Company recording lower insurance and claims expense as auto liability expense was down from 2015. Although salary expenses increased, they were down as a percentage of revenue. Fleet expenses continued to decline as a percent of revenue as gasoline expense was down 12.5%. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the nine months ended September 30, 2016 increased $3.9 million to $37.1 million, an increase of 11.7%, increasing 0.1 percentage point as a percent of revenue to 3.1% of revenue compared to 3.0% of revenue the prior year. The dollar increase was due to expenditures associated with the rollout of our CRM system, BOSS, while amortization of intangible assets increased due to amortized customer contracts included in acquisitions.

Sales, General and Administrative

Sales, General and Administrative expenses for the nine months ended September 30, 2016 increased $18.1 million or 5.2% to $364.2 million while decreasing to 30.7% of revenues, from $346.1 million or 30.8% of revenues in the prior year period. The decrease in percentage of revenue was primarily due to the Company’s lower administrative and sales salaries, advertising, bad debt expense, and maintenance agreements as a percent of revenue. We continue to be cost conscious and maintain control of expenses.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.7 million for the nine month period ended September 30, 2016 a decrease of $0.8 million from $1.5 million for the nine months ended September 30, 2015. In 2016 the Company sold its wildlife service franchise supplier and a branch location while in 2015 we sold a building. The Company also recognized net gains from the sale of Company owned vehicles and property in 2016 and 2015.

Income Taxes

Income taxes for the nine months ended September 30, 2016 increased to $78.7 million, a 10.9% increase from $71.0 million reported for the same period in 2015, and reflect increased pre-tax income over the prior year period. The effective tax rate was 37.8% for the nine months ended September 30, 2016 versus 37.1% for the nine months ended September 30, 2015 primarily due to certain discrete items within each period.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $158.2 million and $143.8 million for the nine months ended September 30, 2016, and 2015, respectively. During the nine months ended September 30, 2016, the Company made contributions of $3.0 million to its defined benefit retirement plans (the “Plans”) compared to $5.0 million in contributions during the same period in 2015. The Company is considering making further contributions of $0.3 million to the Plans during the fiscal year ending December 31, 2016. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2016.

The Company invested approximately $27.1 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended September 30, 2016, compared to $28.6 million during the same period in 2015, and expects to invest approximately $6.0 million for the remainder of 2016. Capital expenditures for the first nine months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the nine months ended September 30, 2016, the Company made expenditures for acquisitions totaling $40.8 million, compared to $31.4 million during the same period in 2015. A total of $65.5 million was paid in cash dividends ($0.30 per share) during the first nine months of 2016, compared to $52.4 million or ($0.24 per share) during the same period in 2015. On October 25, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share plus a special year-end dividend of $0.10 per share both payable December 9, 2016 to stockholders of record at the close of business November 10, 2016 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company repurchased approximately 0.8 million shares at a weighted average price of $27.19 from the open market during the first nine months of 2016 compared to the repurchase of approximately 19,000 shares at a weighted average price of $22.42 during the first nine months of 2015. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $8.3 million and $7.0 million of common stock for the nine months ended September 30, 2016 and 2015, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of September 30, 2016 and December 31, 2015 includes short-term unearned revenues of $110.8 million and $96.2 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $139.3 million of total cash at September 30, 2016, is held at various banking institutions. Approximately $41.3 million is held in cash accounts at foreign bank institutions and the remaining $98.0 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of September 30, 2016.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2016.

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

ROLLINS, INC. AND SUBSIDIARIES

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. The Plaintiff seeks a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See note 9 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2015.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2016 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2016 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2016 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
July 1 to 31, 2016	—	$—		5,489,841
August 1 to 31, 2016	416,515	27.77	416,230	5,073,611
September 1 to 30, 2016	29,913	29.28	—	5,073,611
Total	446,428	$27.87	416,230	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2016: 0; August 2016: 285; and September 2016: 29,913

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

(a)	Exhibits

(3)	(i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s 10-Q filed October 29, 2014

(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 28, 2016	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)