Form 10-K
period 2016-12-31
ROLLINS INC
filed 2017-02-24
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒       Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2016 was $2,781,648,386 based on the reported last sale price of common stock on June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 218,032,223 shares of Common Stock outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.           Business

General

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America, Australia, and Europe with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, Canada, Australia, and Mexico. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers, directly or through franchise operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

Rollins Wildlife Services, a wholly-owned subsidiary of the Company, acquired Critter Control on February 27, 2015. Critter Control was established by 1983 and has operations in 40 states and 2 Canadian provinces.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”). Safeguard, which was acquired in June 2016, is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 25 and 26. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Common Stock Repurchase Program

All share and per share data presented have been adjusted to account for the three-for-two stock split effective March 10, 2015. At the July 24, 2012 Board of Directors’ meeting, the Board authorized the purchase of 7.5 million shares of the Company’s common stock. During the years ended December 31, 2016 and 2015, the Company repurchased on the open market 0.8 million shares and 19 thousand shares at a weighted average price of $27.19 and $22.42, respectively. In total, there are 5.1 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

December 31,	2016	2015	2014
Backlog	$5,303	$4,352	$3,676

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

	At December 31,
Orkin Franchises	2016	2015	2014
Domestic Franchises	50	51	55
International Franchises	70	48	37
Total Franchises	120	99	92

Critter Control Franchises

The Company expands its animal control growth through Critter Control’s franchise program. The Company has purchased several Critter Control locations from its franchise owners while renaming and converting several TruTech locations to Critter Control. The majority of Critter Control’s locations are franchised. Critter Control had 94 franchises and 108 franchises in the United States and Canada as of December 31, 2016 and 2015 respectively. The Company purchased Critter Control in 2015.

	At December 31,
Franchises	2016	2015
Critter Control Franchises	94	108

Murray Pest Control Franchises

The Company has Australian franchises through Rollins Australia’s wholly-owned subsidiary, Murray Pest Control. Murray Pest Control had four franchises as of December 31, 2016. The Company purchased Murray Pest Control in 2016.

At December 31,
Franchises	2016
Murray Pest Control Franchises	4

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

	Total Net Revenues
(in thousands)	2016	2015	2014
First Quarter	$352,736	$330,909	$313,388
Second Quarter	411,133	392,150	369,357
Third Quarter	423,994	399,746	384,870
Fourth Quarter	385,614	362,500	343,951
Years ended December 31,	$1,573,477	$1,485,305	$1,411,566

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, Permatreat, Rollins Australia, Critter Control and Safeguard Pest Control compete favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab and Rentokil.

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

Employees

The number of persons employed by the Company as of January 31, 2017 was approximately 12,000.

December 31,	2016	2015	2014
Employees	12,153	11,268	10,936

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

Our business depends on our strong brands, and failing to maintain and enhance our brands could hurt our ability to retain and expand our base of customers.

Our strong brands, Rollins, Orkin, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, Perma Treat, Critter Control, Allpest, and Safeguard Pest Control have significantly contributed to the success of our business.  Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers.  Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures.  Further, if our brands are significantly damaged, our business, operating results, and financial condition may be materially and adversely affected.  Maintaining and enhancing our brands will depend largely on our ability to remain a service leader and continue to provide high-quality, pest control products and services that are truly useful and play a meaningful role in people’s lives.

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

Our operations are directly impacted by the weather conditions worldwide. The business of the Company is affected by the seasonal nature of the Company’s pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of the Company’s pest and termite control operations during such periods. The business of the Company is also affected by extreme weather such as drought which can greatly reduce the pest population for extended periods.

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

Our operations could be affected if we fail to protect the security of personal information about our customers, employees and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available vendors, cyber protection systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, employees and third parties, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Also, a breach of credit card data security could expose us to customer litigation.

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

The Company’s management has a substantial ownership interest; public stockholders may have no effective voice in the Company’s management.

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

Our management has a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited.

The availability of Rollins’ common stock to the investing public would be limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact Rollins’ stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

Provisions in Rollins, Inc.’s certificate of incorporation and bylaws may inhibit a takeover of the Company.

Rollins, Inc.’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and staggered terms for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.

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

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. A second Plaintiff, Cora Potter, subsequently was added. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. On February 3, 2017, the Court issued an order denying Plaintiffs’ Motion for Class Certification. At a hearing on February 9, 2017, the Court granted Plaintiffs leave to seek certification of a class of customers limited to their own geographic market, the Bakersfield, California area. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

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

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	85	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	72	Vice Chairman and Chief Executive Officer	7/24/2001
John Wilson (3)	59	President and Chief Operating Officer	1/23/2013
Paul E Northen (4)	52	Vice President, Chief Financial Officer and Treasurer	1/26/2016
Tom Luczynski (5)	60	Corporate Secretary	5/4/2010

(1)	R. Randall Rollins and Gary W. Rollins are brothers.
(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.
(4)	Paul E. Northen joined Rollins in 2015 as CFO and Corporate Treasurer. He was promoted to Vice President of Rollins, Inc. in January 2016. He began his career with UPS in 1985 and brings a wealth of Tax, Risk Management and Audit experience as well as strong international exposure to Rollins. Prior to joining Rollins, Mr. Northen was Vice President of International Finance and Accounting-Global Business Services for UPS. He previously held the positions of CFO of UPS’ Asia Pacific Region based in Hong Kong, and as Vice President of Finance in UPS’ Pacific and Western Regions.
(5)	Tom Luczynski assumed responsibilities as Corporate Secretary in May 2010. Currently also serving as Group Vice President of Orkin international development and franchising, Mr. Luczynski joined the Company in 1985 as manager of reporting and was promoted to Vice President of Orkin finance in 1995. Prior to joining Rollins, Mr. Luczynski held financial positions with Revere Copper and Brass and Keytek-Elco Corporation. Mr. Luczynski is active in the pest control industry and has previously served on various trade industry organization’s board committees. In addition, he has served as president of the Atlanta chapter of FEI and president of the Atlanta chapter of the Institute of Management Accountants.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company’s common stock and dividends paid for each quarter in the years ended December 31, 2016 and 2015, with all share and per share data adjusted for the Company’s three-for-two stock split effective March 10, 2015, were as follows:

STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

			Dividends				Dividends
	Stock Price		Paid		Stock Price		Paid
2016	High	Low	Per Share	2015	High	Low	Per Share
First Quarter	$29.11	$23.69	$0.10	First Quarter	$25.00	$21.11	$0.08
Second Quarter	$29.27	$26.21	$0.10	Second Quarter	$29.00	$23.88	$0.08
Third Quarter	$29.71	$27.29	$0.10	Third Quarter	$30.42	$25.76	$0.08
Fourth Quarter	$34.24	$28.00	$0.20	Fourth Quarter	$28.40	$25.51	$0.18

As of January 31, 2017, there were 2,200 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split increased the Company’s outstanding shares from 145,783,052 to 218,674,578 shares.

On January 24, 2017 the Board of Directors approved a quarterly cash dividend per common share of $0.115 payable March 10, 2017 to stockholders of record at the close of business February 10, 2017. On October 25, 2016, the Board of Directors declared its regular $0.10 per share as well as a special year-end dividend of $0.10 per share both payable December 9, 2016 to stockholders of record at the close of business November 10, 2016. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

During the years ended December 31, 2016 and 2015, the Company repurchased on the open market 0.8 million shares and 19 thousand shares at a weighted average price of $27.19 and $22.42, respectively. In total, there remain 5.1 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2016	—	$—	—	5,073,611
November 1 to 30, 2016	—	—	—	5,073,611
December 1 to 31, 2016	—	—	—	5,073,611
Total	—	$—	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts:

October 2016: 0; November 2016: 0; and December 2016: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $
at Fiscal Year End	2011	2012	2013	2014	2015	2016
Rollins, Inc.	100.00	101.06	141.33	157.19	187.50	248.91
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Peer Index	100.00	127.73	167.03	187.08	203.97	236.79

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.	Selected Financial Data.

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

STATEMENT OF OPERATIONS DATA:

	(in thousands except per share data)
Years ended December 31,	2016	2015	2014	2013	2012
Revenues	$1,573,477	$1,485,305	$1,411,566	$1,337,374	$1,270,909
Income Before Income Taxes	260,636	243,178	219,484	191,606	176,642
Net Income	167,369	152,149	137,664	123,330	111,332
Earnings Per Share - Basic:	0.77	0.70	0.63	0.56	0.51
Earnings Per Share - Diluted:	0.77	0.70	0.63	0.56	0.51
Dividends paid per share	0.50	0.42	0.35	0.30	0.29
OTHER DATA:
Net cash provided by operating activities	$226,525	$196,356	$194,146	$162,665	$141,919
Net cash used in investing activities	(76,842)	(69,942)	(89,471)	(30,790)	(42,693)
Net cash used in financing activities	(136,371)	(97,216)	(106,519)	(75,653)	(80,989)
Depreciation	24,725	19,354	16,627	14,415	15,212
Amortization of intangible assets	26,177	25,168	26,882	25,156	23,443
Capital expenditures	$(33,081)	$(39,495)	$(28,739)	$(18,632)	$(19,040)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$290,171	$269,434	$241,194	$234,924	$172,654
Total assets	916,538	848,651	808,162	739,217	692,506
Stockholders’ equity	$568,545	$524,029	$462,676	$438,255	$354,956
Number of shares outstanding at year-end	217,792	218,553	218,283	218,797	219,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America, Australia, and Europe with international franchises in Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. Services are performed through a contract that specifies the treatment specifics and the pricing arrangement with the customer.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Overview

RESULTS OF OPERATIONS

				% better/(worse) as
	(in thousands)			compared to prior year
Years ended December 31,	2016	2015	2014	2016	2015
Revenues	$1,573,477	$1,485,305	$1,411,566	5.9%	5.2%
Cost of services provided	772,348	735,976	707,739	(4.9)	(4.0)
Depreciation and amortization	50,902	44,522	43,509	(14.3)	(2.3)
Sales, general and administrative	490,528	463,742	441,706	(5.8)	(5.0)
Gain on sales of assets, net	(777)	(1,953)	(618)	(60.2)	216.0
Interest income	(160)	(160)	(254)	—	37.0
Income before income taxes	260,636	243,178	219,484	7.2	10.8
Provision for income taxes	93,267	91,029	81,820	(2.5)	(11.3)
Net income	$167,369	$152,149	$137,664	10.0%	10.5%

General Operating Comments

2016 marked the Company’s 19th consecutive year of improved revenues and profits. Revenues for the year rose 5.9 percent to $1.573 billion compared to $1.485 billion for the prior year. Income before income taxes increased 7.2% to $260.6 million compared to $243.2 million the prior year. Net income increased 10.0% to $167.4 million, with earnings per diluted share of $0.77 compared to $152.1 million, or $0.70 per diluted share for the prior year.

All of our business lines experienced growth for the year, with residential pest control revenues up 7.3%, commercial pest control revenues up 4.4% and termite revenues up 6.3%.

The Company experienced growth in our Specialty Brands, Emerging Opportunity and Wildlife Brands all of which reported impressive growth numbers for the year. These results underscore the value that the Company is experiencing in selectively acquiring, market-leading specialty pest control, and wildlife companies.

Rollins continued to make inroads in expanding brand recognition through growing the Company’s international presence in 2016 both through expansion in Australia and entry into the United Kingdom. The Company also announced it established 23 new Orkin international franchises during the year. Twelve of these franchises are located in China, while the others are located in Brazil, Mongolia, Pakistan, Kazakhstan, Mexico, Ecuador, Bolivia, Malaysia and the Kingdom of Cambodia. All of these franchises will offer commercial and residential pest control as well as termite services where applicable. With the addition of these new franchises we have now established Orkin’s presence in 45 countries through 70 international franchises.

The Company is pleased with the successful Orkin rollout of the customer relationship management (CRM) system (BOSS), and is benefiting from the investments made updating this system to improve the customer experience.

Strategic acquisitions remain a priority for Rollins, and as in the past, we will continue to seek out companies that are a “fit” for us in both, the pest control and wildlife areas of our business.

Results of Operations—2016 Versus 2015

Overview

The Company’s revenues increased to $1.573 billion in 2016, a 5.9% increase compared to 2015. Gross margin increased to 50.9% for 2016 from 50.4% in 2015. Sales, general and administrative expense remained flat at 31.2% of revenues in 2016 compared to 2015. The Company’s depreciation and amortization margin increased 0.2 percentage points to 3.2% in 2016 compared to 3.0% in 2015. Rollins’ net income of $167.4 million in 2016 was an increase of $15.2 million or 10.0% over $152.1 million in 2015. Net profit margin improved to 10.6% in 2016 from 10.2% in 2015. Rollins continued to expand our global brand recognition with acquisitions in the United States, Australia, and the United Kingdom as well as expanding our Orkin international franchise program in numerous countries around the globe. The Company is now in 47 countries and continues to seek new opportunities.

Revenues

Revenues for the year ended December 31, 2016 were $1.573 billion, an increase of $88.2 million or 5.9% from 2015 revenues of $1.485 billion. Growth occurred across all service lines and brands with our Canadian and Australian companies being hindered by unfavorable foreign currency exchange rates. Organic growth and pricing accounted for approximately 5.2% of our increase and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 40% of the Company’s revenue in 2016 and grew 4.4% due to increases in sales, increased bed bug revenue, an increase in commercial fumigations, and acquisitions. Commercial pest control was negatively impacted by foreign currency exchange as Orkin Canada and Rollins Australia are heavily commercial. Residential pest control which represented approximately 42% of the Company’s revenue, increased 7.3% driven by increased leads, the improved closure and pricing as well as increased TAEXX® homebuilder installations, bed bug revenues and acquisitions. The Company’s termite business, which represented approximately 17% of the Company’s revenue, grew 6.3% in 2016 due to acquisitions, increases in drywood fumigations and ancillary service sales, (such as moisture control and insulation).

The Company implemented its traditional price increase program in June 2016. Less than 2% of the Company’s revenue increase came from pricing actions. Approximately 80% of the Company’s pest control revenue was recurring in 2016 as well as 2015.

The Company’s foreign operations accounted for approximately 7% of total revenues for each of the years ended December 31, 2016 and 2015, respectively. Foreign currency exchange translation and increased domestic revenues have reduced the percentage in both years. The Company established new franchises in several international countries around the globe in 2016 for a total of 70 Orkin international franchises, two Canadian Critter Control franchises, and four Australian franchises operated by Murray Pest Control at December 31, 2016, compared to 48 Orkin international franchises and two Canadian Critter Control franchises at December 31, 2015.

International and domestic franchising revenue was less than 1% of the Company’s revenues for 2016. Orkin had 120 and 99 franchises (domestic and international) at December 31, 2016 and 2015, respectively. The Company had 94 Critter Control franchises and 4 Murray Pest Control franchises at December 31, 2016, down 14 from 2015. Critter Control Operations, Inc., a wholly-owned subsidiary of the Company, has begun the process of purchasing Critter Control franchises. Revenue from franchises was up 8.4% in 2016 compared to 2015.

Cost of Services Provided

For the twelve months ended December 31, 2016 cost of services provided increased $36.4 million or 4.9%, compared to the twelve months ended December 31, 2015. Gross margin for the year increased to 50.9% for 2016 compared to 50.4% for 2015 due to favorable service salary cost as we finalized the roll-out of BOSS, our CRM and operating system, improving our routing and scheduling to maximize efficiencies, lower personnel related expenses as healthcare claims were lower than expected, and insurance and claims were lower as a percentage of revenues as we continue to focus on efficiency and safety. The favorable margins were partially offset by professional fees as we used outside sources to roll-out BOSS. We experienced good cost controls across most spending categories during 2016 compared to 2015.

Depreciation and Amortization

For the twelve months ended December 31, 2016, depreciation and amortization increased $6.4 million, or 14.3% compared to the twelve months ended December 31, 2015. The dollar increase was due primarily to depreciation increasing $5.4 million as we began to depreciate our CRM software BOSS, while amortization of intangible assets increased as we acquired 34 companies in 2016.

Sales, General and Administrative

For the twelve months ended December 31, 2016, sales, general and administrative (SG&A) expenses increased $26.8 million, or 5.8% compared to the twelve months ended December 31, 2015. SG&A remained flat at 31.2% of revenues for each of the years 2016 and 2015. The Company had a one-time tax event to dissolve its subsidiary, Kinro Investment Inc. This increased SG&A expense $9.1 million or 0.6 percentage points due to the one-time tax event that was offset as a credit in income tax expense. Sales salaries increased due to the increase in sales commissions and service contracts increased as a result of maintaining the BOSS system. The increases were offset by decreases as a percentage of revenue by administrative salaries as we continue to grow revenue with a static headcount, personnel related expense margin decreased due to lower than expected healthcare claims, and decreases in insurance claims as we continue to focus on efficiency and safety, and telephone costs we negotiate contracts for Internet service.

Gain on Sales of assets, Net

Gain on sales of assets, net decreased to $0.8 million for the year ended December 31, 2016 compared to $2.0 million gain in 2015. The Company recognized gains from the sale of owned vehicles and owned property in 2016 and 2015. The decrease was due to the Company selling two buildings in 2015.

Interest (Income)/Expense, Net

Interest income, net for each of the years ended December 31, 2016 and 2015 was $0.2 million. Interest income for each year is due to interest received on cash balances in the Company’s various cash accounts.

Taxes

The Company’s effective tax rate decreased to 35.8% in 2016 compared to 37.4% in 2015, due primarily to a one-time tax event in 2016 and differences in state and foreign income taxes.

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

The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the years ended December 31, 2015 and 2014, respectively. Currency exchange translation is the cause of the decreased percentage. The Company established new franchises in China, El Salvador, Mexico, Colombia, the Republic of Georgia, Bahrain, Qatar, Hong Kong, Macau, and South Korea in 2015 for a total of 48 international franchises at December 31, 2015 with 37 at December 31, 2014. Orkin had 99 and 92 franchises (domestic and international) at December 31, 2015 and 2014, respectively.

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

The Company’s cash and cash equivalents at December 31, 2016, 2015, and 2014 were $142.8 million, $134.6 million, and $108.4 million, respectively.

	2016	2015	2014
Net cash provided by operating activities	$226,525	$196,356	$194,146
Net cash used in investing activities	(76,842)	(69,942)	(89,471)
Net cash used in financing activities	(136,371)	(97,216)	(106,519)
Effect of exchange rate changes on cash	(5,101)	(2,996)	(8,000)
Net increase (decrease) in cash and cash equivalents	$8,211	$26,202	$(9,844)

Cash Provided by Operating Activities

The Company’s operations generated cash of $226.5 million for the year ended December 31, 2016 primarily from net income of $167.4 million, compared with cash provided by operating activities of $196.4 million in 2015 and $194.1 million in 2014. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company made contributions totaling $3.3 million to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2016 and $5.0 million and $5.3 million during the years ended December 31, 2015 and 2014, respectively, as a result of the Plans’ funding status. The Company is considering making contributions to its Plans of approximately $5.5 million during fiscal year 2017. In the opinion of management, additional Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $76.8 million on investing activities for the year ended December 31, 2016 compared to $69.9 million and $89.5 million during 2015 and 2014, respectively, and of that, invested approximately $33.1 million in capital expenditures during 2016 compared to $39.5 million and $28.7 million during 2015 and 2014, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $25.0 million and $28.0 million in 2017 in capital expenditures. During 2016, the Company’s subsidiaries acquired several small companies totaling $46.3 million compared to $33.5 million in acquisitions during 2015 and $63.3 million in 2014. The expenditures for the Company’s acquisitions were funded with cash on hand. The Company continues to seek new acquisitions.

Cash Used in Financing Activities

The Company used cash of $136.4 million on financing activities for the year ended December 31, 2016, compared to $97.2 million and $106.5 million during 2015 and 2014, respectively. A total of $109.0 million was paid in cash dividends ($0.50 per share) during the year ended December 31, 2016 including a special dividend paid in December 2016 of $0.10 per share, compared to $91.8 million paid in cash dividends ($0.42 per share) during the year ended December 31, 2015, including a special dividend paid in December 2015 of $0.10 per share and $75.8 million ($0.35 per share) during the year ended December 31, 2014, including a special dividend paid in December 2014 of $0.07 per share.

The Company used $22.7 million to repurchase on the open market 0.8 million shares of its common stock at a weighted average price of $27.19 per share during 2016 compared to $0.4 million to purchase 19 thousand shares at an weighted average price of $22.42 in 2015 and $29.3 million to purchase 1.5 million shares at a weighted average price of $19.46 in 2014. There remain 5.1 million shares authorized to be repurchased under prior Board approval. In addition to the shares purchased on the open market, the Company repurchased $8.4 million, $7.0 million and $6.2 million of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $142.8 million of total cash at December 31, 2016, is primarily cash held at various banking institutions. Approximately $54.4 million is held in cash accounts at international bank institutions and the remaining $88.4 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2016, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $35.0 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

The Company remained in compliance with applicable debt covenants at December 31, 2016 and expects to maintain compliance throughout 2017.

Litigation

For discussion on the Company’s legal contingencies, see note 13 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2016 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	$10,484	$8,520	$1,959	$5	$—
Non-cancelable operating leases	124,076	31,595	39,148	26,182	27,151
Unrecognized Tax Positions (1)	3,095	3,095	—	—	—
Total (2)	$137,655	$43,210	$41,107	$26,187	$27,151
(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2016.
(2)	Minimum pension funding requirements are not included as funding will not be required. The company is considering making contributions to its pension plans of approximately $5.5 million during 2017.

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

Accrued Insurance—The Company self-insures, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the self-insurance program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, pre-hire, random and post-accident drug testing, increased driver training and a post-injury nurse triage program for employees.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.45% as of December 31, 2016 compared to 4.7% in 2015 and 4.15% in 2014. A lower discount rate increases the present value of benefit obligation.

As set forth in note 14 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with Accounting Standards Update (“ASU”) No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2016, the defined benefit plans were under-funded and the recorded change within accumulated other comprehensive income increased stockholders’ equity by $3.0 million before tax and $1.7 million after tax.

New Accounting Standards

Recently adopted accounting standards

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2017, however early adoption is permitted. We have elected to early adopt ASU 2015-07 retrospectively for the investments eligible for the NAV practical expedient.

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

Recently issued accounting standards to be adopted in 2017 or later

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014 – 09 recognized at the date of adoption (which includes additional footnote disclosures). The new standard is effective for the Company in its fiscal year 2018 and permits the use of either the retrospective or a cumulative effect transition method. The Company is evaluating the new standard on its consolidated financial statements and related disclosures. The Company anticipates using the modified retrospective approach and intends to engage a consultant to assist the Company with implementation of this standard.

In August 2015, the FASB issued ASU No. 2015-14 (Topic 606): Revenue from Contracts with Customers. ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and 2 interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either the retrospective or a cumulative effect transition method. The Company is evaluating the new standard on its consolidated financial statements and related disclosures. The Company anticipates using the modified retrospective approach and intends to engage a consultant to assist the Company with implementation of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2016, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The amendments in the update are effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management’s belief that the Company maintains sufficient supplies to fulfill its immediate needs and to alleviate potential short-term shortages in such supplies; environmental remediation costs estimated to be incurred are not material to the Company’s financial condition or operating results; management’s belief in the adequacy of the Company’s facilities to meet its future needs; the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere, and the Company’s belief that such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity; the Company’s expectation to continue its payment of cash dividends; plans regarding acquisitions; the adequacy of the Company’s resources and borrowings to fund operations, obligations, and expansions; management’s belief that any additional pension plan contributions will not have a material effect on the Company’s financial position, results of operation or liquidity; the Company’s projected 2017 capital expenditures; the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies; the Company’s expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2017; the impact and amount of the Company’s contractual obligations; management’s expectations regarding termite claims and factors that impact future costs from those claims; the expected cost of termite renewals; the expected collectability of accounts receivable; expected tax consequences; expectations and plans regarding any losses from franchisees; the impact of recent accounting pronouncements; and interest rate risks and foreign exchange currency risk on the Company’s financial position, results of operations and liquidity. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process reforms and pest control selling and treatment methods; the Company’s ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $35.0 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations or financial position going forward. For a discussion of the Company’s activities to manage risks relative to fluctuations in foreign currency exchange rates, see note 10 to the accompanying financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2016 based on criteria established in the 2013 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2016.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2016, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 23.

/s/ Gary W. Rollins	/s/ Paul E Northen
Gary W. Rollins Vice Chairman and Chief Executive Officer	Paul E. Northen Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, GA

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, GA

February 24, 2017

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)
December 31,	2016	2015
ASSETS
Cash and cash equivalents	$142,785	$134,574
Trade receivables, net of allowance for doubtful accounts of $11,443 and $10,348, respectively	88,490	79,864
Financing receivables, short-term, net of allowance for doubtful accounts of $1,727 and $1,844, respectively	15,968	13,830
Materials and supplies	13,724	12,801
Other current assets	29,204	28,365
Total Current Assets	290,171	269,434
Equipment and property, net	133,477	121,356
Goodwill	255,665	249,939
Customer contracts, net	117,466	92,815
Other intangible assets, net	44,310	46,116
Financing receivables, long-term, net of allowance for doubtful accounts of $1,430 and $1,444 respectively	16,748	13,636
Deferred income taxes	41,877	40,665
Other assets	16,824	14,690
Total Assets	916,538	848,651
LIABILITIES
Accounts payable	30,284	24,919
Accrued insurance	26,201	24,874
Accrued compensation and related liabilities	75,839	73,607
Unearned revenue	99,820	96,192
Other current liabilities	44,847	33,394
Total current liabilities	276,991	252,986
Accrued insurance, less current portion	32,023	30,402
Accrued pension	2,880	9,735
Long-term accrued liabilities	36,099	31,499
Total Liabilities	347,993	324,622
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 217,791,511 and 218,753,011 shares issued, respectively	217,792	218,753
Treasury Stock, par value $1 per share ; 0 and 200,000 shares, respectively	—	(200)
Paid-in-capital	77,452	69,762
Accumulated other comprehensive loss	(70,075)	(71,178)
Retained earnings	343,376	306,892
Total Stockholders’ Equity	568,545	524,029
Total Liabilities and Stockholders’ Equity	$916,538	$848,651

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except per share data)
Years ended December 31,	2016	2015	2014
REVENUES
Customer services	$1,573,477	$1,485,305	$1,411,566

COSTS AND EXPENSES
Cost of services provided	772,348	735,976	707,739
Depreciation and amortization	50,902	44,522	43,509
Sales, general and administrative	490,528	463,742	441,706
Gain on sales of assets, net	(777)	(1,953)	(618)
Interest income	(160)	(160)	(254)
	1,312,841	1,242,127	1,192,082
INCOME BEFORE INCOME TAXES	260,636	243,178	219,484
PROVISION FOR INCOME TAXES
Current	96,515	87,536	73,380
Deferred	(3,248)	3,493	8,440
	93,267	91,029	81,820
NET INCOME	$167,369	$152,149	$137,664
INCOME PER SHARE - BASIC	$0.77	$0.70	$0.63
INCOME PER SHARE - DILUTED	$0.77	$0.70	$0.63
Weighted average shares outstanding - basic	218,244	218,583	218,695
Weighted average shares outstanding - diluted	218,244	218,583	218,695
DIVIDENDS PAID PER SHARE	$0.50	$0.42	$0.35

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2016	2015	2014

NET INCOME	$167,369	$152,149	$137,664
Other comprehensive earnings/(loss), net of tax
Pension and other postretirement benefit plans	1,705	9,070	(25,575)
Foreign currency translation adjustments	(602)	(14,760)	(8,142)
Other comprehensive earnings/(loss)	1,103	(5,690)	(33,717)
Comprehensive earnings	$168,472	$146,459	$103,947

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries
(In thousands)
						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	218,797	$218,797	—	$—	$53,765	$(31,771)	$197,464	$438,255
Net Income							137,664	137,664
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(25,575)	—	(25,575)
Foreign Currency Translation Adjustments	—	—	—	—	—	(8,142)	—	(8,142)
Cash Dividends	—	—	—	—	—	—	(75,750)	(75,750)
Common Stock Issued for Acquisitions	585	585	290	290	15,831	—	(292)	16,414
Common Stock Purchased (1)	(920)	(920)	(590)	(590)	(15,831)	—	(12,004)	(29,345)
Treasury Shares	(100)	(100)	100	100	—	—	—	—
Stock Compensation	439	439	—	—	10,286	—	(146)	10,579
Employee Stock Buybacks	(318)	(318)	—	—	(5,956)	—	106	(6,168)
Excess Tax Benefit on Share-based payments	—	—	—	—	4,744	—	—	4,744

Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							167,369	167,369
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,883)	(22,719)
Treasury Shares	(200)	(200)	200	200	—	—	—	—
Stock Compensation	388	388	—	—	12,027	—	—	12,415
Employee Stock Buybacks	(313)	(313)	—	—	(8,036)	—	—	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	217,792	$217,792	—	$—	$77,452	$(70,075)	$343,376	$568,545

(1)         Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$167,369	$152,149	$137,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	49,894	42,139	42,277
Provision for deferred income taxes	(3,248)	3,493	8,440
Stock based compensation expense	12,415	12,110	10,579
Excess tax benefits from share-based payments	(3,699)	(1,946)	(4,744)
Provision for bad debts	11,257	10,113	11,197
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(15,868)	(12,494)	(13,369)
Financing receivables	(6,133)	(3,630)	(941)
Materials and supplies	(671)	814	(1,525)
Other current assets	(1,464)	(2,144)	(10,678)
Other non-current assets	211	154	7,200
Accounts payable and accrued expenses	11,182	(2,039)	15,273
Unearned revenue	2,842	2,822	2,497
Accrued insurance	2,949	126	1,274
Pension funding	(3,256)	(5,000)	(5,250)
Long-term accrued liabilities	2,745	(311)	(5,748)
Net cash provided by operating activities	226,525	196,356	194,146
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(46,308)	(33,462)	(63,335)
Capital expenditures	(33,081)	(39,495)	(28,739)
Cash from sale of franchises	699	767	565
Proceeds from sale of assets	1,663	2,752	2,038
Investment tax credits	185	(504)	—
Net cash used in investing activities	(76,842)	(69,942)	(89,471)
FINANCING ACTIVITIES
Payment of dividends	(109,002)	(91,755)	(75,750)
Cash paid for common stock purchased	(31,068)	(7,407)	(35,513)
Excess tax benefits from share-based payments	3,699	1,946	4,744
Net cash used in financing activities	(136,371)	(97,216)	(106,519)
Effect of exchange rate changes on cash	(5,101)	(2,996)	(8,000)
Net increase (decrease) in cash and cash equivalents	8,211	26,202	(9,844)
Cash and cash equivalents at beginning of year	134,574	108,372	118,216
Cash and cash equivalents at end of year	$142,785	$134,574	$108,372
Supplemental disclosure of cash flow information
Cash paid for interest	$13	$—	$—
Cash paid for income taxes, net	$88,766	$82,690	$74,454

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases) decreases in the minimum pension liability which were (charged) credited to other comprehensive income/ (loss) were $3.0 million, $14.8 million, and ($41.7) million in 2016, 2015, and 2014, respectively.

Business Combinations —There were $11.4 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2016, $0.1 million in 2015 and $24.2 million for 2014. In 2015, the Company used 873,349 shares of Company stock at a price of $18.79 per share or $16.4 million in acquisitions of companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015, and 2014, Rollins, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America, Australia, and Europe with international franchises in Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, Canada, Australia, and Mexico. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers, directly or through franchise operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada’s largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions.

Western Pest Services (“Western”), a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers, focusing on the northeastern United States.

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

Rollins Wildlife Services, a wholly-owned subsidiary of the Company, acquired Critter Control on February 27, 2015. Critter Control was established by 1983 and has operations in 40 states and 2 Canadian provinces.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”). Safeguard, which was acquired in June 2016, is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 24, 2017, there were no subsequent events that would affect the Company’s financial statements.

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

Termite baiting revenues are recognized based on the delivery of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue in a pattern that approximates the timing of performing monitoring visits. The allocation of the purchase price to the two deliverables is based on the estimated relative selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that approximates the timing of performing the required monitoring visits.

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

The Company’s foreign operations accounted for approximately 7% of revenues for each of the years ended December 31, 2016 and 2015, and 8% for the year ended December 2014. Currency exchange translation and increases in $US revenues are the cause of the decreased percentage from 2014.

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

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2016, 2015, and 2014.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2016	2015	2014
(in thousands)
Advertising	$61,258	$57,705	$54,909

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

The Company’s $142.8 million of total cash at December 31, 2016, is primarily cash held at various banking institutions. Approximately $54.4 million is held in cash accounts at international bank institutions and the remaining $88.4 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

At December 31,	2016	2015
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$54,424	$34,816

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

The Company had no marketable securities other than those held in the defined benefit pension plan and the nonqualified deferred compensation plan at December 31, 2016 and 2015. See note 14 for further details.

Materials and Supplies—Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes-The Company provides for income taxes based on FASB ASC topic 740 “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it is determined that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company’s policy is to record interest and penalties related to income tax matters in income tax expense.

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

Years ended December 31,	2016	2015	2014
(in thousands)
Depreciation	$24,725	$19,354	$16,627

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

Earnings Per Share - the FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See note 15 for further information on restricted stock granted to employees.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective March 10, 2015:

Years Ended December 31,	2016	2015	2014
Net income available to stockholders	$167,369	$152,149	$137,664
Less: Dividends paid
Common Stock	(107,880)	(90,631)	(74,704)
Restricted shares of common stock	(1,122)	(1,124)	(1,046)
Undistributed earnings for the period	$58,367	$60,394	$61,914

Allocation of undistributed earnings:
Common stock	$57,722	$59,611	$61,001
Restricted shares of common stock	645	783	913
Basic and diluted shares outstanding:
Common stock	215,831	215,749	215,470
Restricted shares of common stock	2,413	2,834	3,225
	218,244	218,583	218,695
Basic and diluted earnings per share:
Common stock:
Distributed earnings	$0.50	$0.42	$0.35
Undistributed earnings	0.27	0.28	0.28
	$0.77	$0.70	$0.63
Restricted shares of common stock
Distributed earnings	$0.46	$0.40	$0.32
Undistributed earnings	0.27	0.28	0.28
	$0.73	$0.68	$0.60

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

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 50, 51 and 55 domestic franchises as of December 31, 2016, 2015 and 2014, respectively. Transactions with Orkin’s domestic franchises involve sales of customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin franchises were $5.0 million at December 31, 2016 and $4.4 million at December 31, 2015. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial Orkin domestic franchise fees are deferred in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred Orkin franchise fees were $3.0 million, $2.9 million, and $3.0 million at December 31, 2016, 2015, and 2014, respectively.

Royalties from Orkin franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis. Revenue from Orkin franchises was $5.1 million for the year ended December 31, 2016 and $4.9 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2016, 2015 and 2014, Orkin had 70, 48, and 37 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the Orkin franchises was $2.0 million, $1.5 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Rollins’ wholly-owned subsidiary, Rollins Wildlife Services, had 94 and 108 Critter Control franchises in the United States and Canada as of December 31, 2016 and 2015, respectively. Transactions with Critter Control franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from franchises were $0.3 million and $0.4 million at December 31, 2016 and 2015, respectively. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Royalties from franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis.

New Accounting Standards

Recently adopted accounting standards

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2017, however early adoption is permitted. We have elected to early adopt ASU 2015-07 retrospectively for the investments eligible for the NAV practical expedient.

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

Recently issued accounting standards to be adopted in 2017 or later

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014 – 09 recognized at the date of adoption (which includes additional footnote disclosures). The new standard is effective for the Company in its fiscal year 2018 and permits the use of either the retrospective or a cumulative effect transition method. The Company is evaluating the new standard on its consolidated financial statements and related disclosures. The Company anticipates using the modified retrospective approach and intends to engage a consultant to assist the Company with implementation of this standard.

In August 2015, the FASB issued ASU No. 2015-14 (Topic 606): Revenue from Contracts with Customers. ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and 2 interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either the retrospective or a cumulative effect transition method. The Company is evaluating the new standard on its consolidated financial statements and related disclosures. The Company anticipates using the modified retrospective approach and intends to engage a consultant to assist the Company with implementation of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2016, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The amendments in the update are effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

2.	ACQUISITIONS

The Company has made 34, 12, and 21 acquisitions that are not material individually or in the aggregate to the Company’s consolidated financial statements during the years ended December 31, 2016, 2015, and 2014, respectively.  The largest acquisitions made during these periods are as follows:

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

The Company completed its acquisition of Critter Control on February 27, 2015. Critter Control was established by Kevin Clark in 1983 and is headquartered in Traverse City, Michigan. The business is currently 100% franchised, operating in 40 states and two Canadian provinces.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”). Safeguard, which was acquired in June 2016, is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

Total cash purchase price for the Company’s acquisitions in 2016 and 2015 were $46.3 million and $33.5 million, respectively.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2016	2015
Accounts receivable, net	$3,334	$1,711
Materials and supplies	353	71
Equipment and property	4,525	948
Goodwill	8,613	196
Customer contracts	49,365	12,398
Other intangible assets	1,285	20,092
Current liabilities	(10,809)	(2,329)
Other assets and liabilities, net	(2,739)	460
Total consideration paid	53,927	33,547
Less: Contingent consideration liability	(7,619)	(85)
Total cash purchase price	$46,308	$33,462

3.	DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2016, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $35.0 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

The Company was in compliance with applicable debt covenants at December 31, 2016 and expects to maintain compliance throughout 2017.

4.	TRADE RECEIVABLES

The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2016	2015
(in thousands)
Gross Trade Receivables	$99,933	$90,212
Allowance for Doubtful Accounts	(11,443)	(10,348)
Net Trade Receivables	$88,490	$79,864

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

5.	FINANCING RECEIVABLES

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

At December 31,	2016	2015
(in thousands)
Gross Financing Receivables, short-term	$17,695	$15,674
Gross Financing Receivables, long-term	18,178	15,080
Allowance for Doubtful Accounts	(3,157)	(3,288)
Net Financing Receivables	$32,716	$27,466

Total financing receivables, net were $32.7 million and $27.5 million at December 31, 2016 and December 31, 2015, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 3.2% and 3.0% for the twelve months ended December 31, 2016 and December 31, 2015, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, Management considers the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2016 and 2015, there were ten and seven accounts that are greater than 180 days past due, respectively, which have been fully reserved.

Included in financing receivables are notes receivable from franchise owners. The majority of these notes are low risk as the repurchase of these franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin, Inc., and the repurchase price of the franchise is currently estimated and has historically been well above the receivable due from the franchise owner. Also included in notes receivables are franchise notes from other brands which are not guaranteed and do not have the same historical valuation.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-term installment receivables, net were $16.7 million and $13.6 million at December 31, 2016 and 2015, respectively.

Rollins’ wholly-owned subsidiary, Rollins Wildlife Services, had 94 and 108 Critter Control franchises in the United States and Canada as of December 31, 2016 and 2015, respectively. Transactions with franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from franchises were $0.3 million and $0.4 million at December 31, 2016 and 2015, respectively. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

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

The allowance for doubtful accounts related to financing receivables was as follows:

At December 31,	2016	2015
(in thousands)
Balance, beginning of period	$3,288	$3,150
Additions to allowance	890	965
Deductions, net of recoveries	(1,021)	(827)
Balance, end of period	$3,157	$3,288

The following is a summary of the past due financing receivables:

December 31,	2016	2015
(in thousands)
30-59 days past due	$1,384	$721
60-89 days past due	347	531
90 days or more past due	937	757
Total	$2,668	$2,009

The following is a summary of percentage of gross financing receivables:

December 31,	2016	2015
Current	92.5%	93.5%
30-59 days past due	3.9%	2.3%
60-89 days past due	1.0%	1.7%
90 days or more past due	2.6%	2.5%
Total	100.0%	100.0%

6.	EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2016	2015
(in thousands)
Buildings	$50,119	$49,282
Operating Equipment	82,196	83,591
Furniture and Fixtures	16,255	15,168
Computer Equipment and Systems	150,661	116,823
	299,231	264,864
Less—Accumulated Depreciation	(190,279)	(167,998)
	108,952	96,866
Land	24,525	24,490
Net equipment and property	$133,477	$121,356

Included in equipment and property, net at December 31, 2016 and 2015, are fixed assets held in foreign countries of $4.6 million, and $3.4 million, respectively.

Total depreciation expense was approximately $24.7 million in 2016, $19.4 million in 2015 and $16.6 million in 2014.

7.	FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable, and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in note 14.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2016.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$188	$188	$—	$—
Total	$188	$188	$—	$—

The following table presents our nonqualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2015.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$140	$140	$—	$—
Total	$140	$140	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

At December 31, 2016 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.4 million. The cash surrender value of these life insurance policies had a net realizable value of $15.7 million and $13.9 million at December 31, 2016 and 2015, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $15.9 million and $14.0 million at December 31, 2016 and 2015, respectively.

8.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $255.7 million as of December 31, 2016 and $249.9 million as of December 31, 2015. Goodwill increased for the year ended December 31, 2016 due primarily to acquisitions, partially offset by currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $42.7 million as of December 31, 2016 and $36.9 million as of December 31, 2015. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2016 and 2015 are as follows:

(in thousands)
Goodwill at December 31, 2014	$255,563
Goodwill acquired and finalization of allocation of purchase price on previous acquisitions	196
Goodwill adjustments due to currency translation	(5,820)
Goodwill at December 31, 2015	$249,939
Goodwill acquired	8,613
Goodwill adjustments due to currency translation	(2,887)
Goodwill at December 31, 2016	$255,665

9.	CUSTOMER CONTRACTS AND OTHER INTANGIBLE ASSETS

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

December 31,	2016	2015
(in thousands)
Customer contracts	$251,194	$214,201
Less: Accumulated amortization	(133,728)	(121,386)
Customer contracts, net	$117,466	$92,815

The carrying amount of customer contracts in foreign countries was $29.7 million as of December 31, 2016 and $14.9 million as of December 31, 2015.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2016	2015
(in thousands)
Other intangible assets	$56,937	$56,491
Less: Accumulated amortization	(12,627)	(10,375)
Other intangible assets, net	$44,310	$46,116

The carrying amount of other intangible assets in foreign countries was $3.8 million as of December 31, 2016 and $4.2 million as of December 31, 2015.

Included in the table above are trademarks and trade names of $32.7 million and $32.8 million at December 31, 2016 and 2015, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets of $29.7 million at December 31, 2016 and 2015, respectively.

The carrying amount of customer contracts and other intangible assets, net were as follows:

December 31,	2016	2015
(in thousands)
Customer contracts, net	$117,466	$92,815
Other intangible assets, net	44,310	46,116
Customer contracts and other intangible assets, net	$161,776	$138,931

Total amortization expense was approximately $26.2 million in 2016, $25.2 million in 2015 and $26.9 million in 2014.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2017	$26,630
2018	23,219
2019	20,339
2020	15,937
2021	$13,774

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $0.4 million for the twelve months ended December 31, 2016. As of December 31, 2016, the Company had no outstanding derivatives.

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2016 and December 31, 2015 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Twelve Months Ended December 31, 2016 and 2015

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income	Twelve Months Ended December 31,
		2016	2015
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$(24)	$—
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	(406)	—
Total		$(430)	$—

11.	INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2016	2015	2014
(in thousands)
Current:
Federal	$69,102	$68,667	$59,053
State	12,949	11,335	9,936
Foreign	14,464	7,534	4,391
Total current tax	96,515	87,536	73,380
Deferred:
Federal	(5,991)	1,286	6,123
State	2,892	2,078	2,159
Foreign	(149)	129	158
Total deferred tax	(3,248)	3,493	8,440
Total income tax provision	$93,267	$91,029	$81,820

The primary factors causing income tax expense to be different than the federal statutory rate for 2016, 2015, and 2014 are as follows:

For the years ended December 31,	2016	2015	2014
(in thousands)
Income tax at statutory rate	$91,222	$85,112	$76,820
State income tax expense (net of federal benefit)	8,876	8,377	7,429
Foreign tax expense/(benefit)	9,857	(1,729)	(1,760)
Foreign tax credit	(19,155)	(2,816)	(205)
Other	2,467	2,085	(464)
Total income tax provision	$93,267	$91,029	$81,820

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

The provision for income taxes resulted in an effective tax rate of 35.8% on income before income taxes for the year ended December 31, 2016. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and the increase of available foreign tax credit.

For 2015 and 2014 the effective tax rate was 37.4% and 37.3%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes and the release of certain deferred tax liabilities.

During 2016, 2015 and 2014, the Company paid income taxes of $88.8 million, $82.7 million and $74.5 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

December 31,	2016	2015
(in thousands)
Deferred tax assets:
Termite accrual	$1,848	$1,968
Insurance and contingencies	26,560	24,991
Unearned revenues	14,610	15,026
Compensation and benefits	15,798	15,288
State and foreign operating loss carryforwards	12,817	10,629
Bad debt reserve	4,842	4,779
Foreign Tax Credit	18,213	2,554
Other	1,804	1,579
Net Pension Liability	1,109	3,768
Valuation allowance	(6,507)	(3,969)
Total deferred tax assets	91,094	76,613
Deferred tax liabilities:
Depreciation and amortization	(21,217)	(10,985)
Intangibles and other	(28,000)	(24,963)
Total deferred tax liabilities	(49,217)	(35,948)
Net deferred tax assets	$41,877	$40,665

Analysis of the valuation allowance:

December 31,	2016	2015
(in thousands)
Valuation allowance at beginning of year	$3,969	$3,415
Increase in valuation allowance	2,538	554
Valuation allowance at end of year	$6,507	$3,969

As of December 31, 2016, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $191.3 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2017 and 2029. Management believes that it is unlikely to be able to utilize approximately $29.6 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $2.5 million due to the foreign net operating losses.

Earnings from continuing operations before income tax include foreign income of $6.4 million in 2016, $17.0 million in 2015 and $16.2 million in 2014. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2016 that, if recognized, would affect the effective tax rate is $0.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2016	2015
(in thousands)
Balance at Beginning of Year	$2,554	$—
Additions for tax positions of prior years	—	2,554
Balance at End of Year	$2,554	$2,554

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2010 through 2014. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2012.

It is reasonably possible that the amount of unrecognized tax benefits will increase in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.4 million and $0.9 million as of December 31, 2016 and December 31, 2015, respectively. The Company recognized interest and penalties of $0.1 million, $0.2 million, and $0.1 million in 2016, 2015, and 2014, respectively.

12.	ACCRUAL FOR TERMITE CONTRACTS

In accordance with the FASB ASC Topic 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2016	2015
(in thousands)
Beginning balance	$5,085	$4,875
Current year provision	3,190	4,384
Settlements, claims, and expenditures	(3,475)	(4,174)
Ending balance	$4,800	$5,085

The accrual for termite contracts is included in other current liabilities, $2.7 million and $2.3 million at December 31, 2016 and 2015, respectively and long-term accrued liabilities, $2.1 million and $2.8 million at December 31, 2016 and 2015, respectively on the Company’s consolidated statements of financial position.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expire at various dates through 2028:

For the years ended December 31,	2016	2015	2014
(in thousands)
Rental Expense	$66,774	$60,508	$54,487

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2017	$31,595
2018	21,627
2019	17,521
2020	14,738
2021	11,444
Thereafter	27,151
Total minimum obligation	$124,076

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

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act. A second Plaintiff, Cora Potter, subsequently was added. Plaintiffs seek a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages. On February 3, 2017, the Court issued an order denying Plaintiffs’ Motion for Class Certification. At a hearing on February 9, 2017, the Court granted Plaintiffs leave to seek certification of a class of customers limited to their own geographic market, the Bakersfield, California area. The lawsuit is pending in the United States District Court, Northern District of California. Because discovery remains open and there are unresolved questions of fact and law, the Company cannot currently estimate the loss, if any, and intends to defend this matter vigorously.

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

14.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provide benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made contributions of $3.3 million, $5.0 million and $5.3 million to the Plans during the years ended December 31, 2016, 2015 and 2014 respectively.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In 2014, the Plan was amended to allow certain vested participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $22,000, or an annuity starting date of December 1, 2014.  In total $6.3 million was paid by the Plan during the year ended December 31, 2014, under this program.  The Plan did not offer any options for the years ended December 31, 2016 and 2015.

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

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2016	2015
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit obligation at beginning of year	$200,375	$221,721
Service cost	71	86
Interest cost	9,331	8,915
Actuarial (gain) loss	6,079	(20,283)
Benefits paid	(18,634)	(10,064)
Accumulated Benefit obligation at end of year	197,222	200,375
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	190,640	192,163
Actual return on plan assets	19,080	3,541
Employer contribution	3,256	5,000
Benefits paid	(18,634)	(10,064)
Fair value of plan assets at end of year	194,342	190,640
Funded status	$(2,880)	$(9,735)

Amounts Recognized in the Statement of Financial Position consist of:
December 31,	2016	2015
(in thousands)
Noncurrent liabilities	$(2,880)	$(9,735)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:
December 31,	2016	2015
(in thousands)
Net actuarial loss	$80,622	$83,667

The accumulated benefit obligation for the defined benefit pension plans were $197.2 million and $200.4 million at December 31, 2016 and 2015, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax (increases)/decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income/ (loss) were $3.0 million, $14.8 million, and $(41.7) million in 2016, 2015, and 2014, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2016	2015	2014
ACCUMULATED BENEFIT OBLIGATION
Discount rate	4.45%	4.70%	4.15%
Rate of compensation increase	N/A	N/A	N/A

NET BENEFIT COST
Discount rate	4.70%	4.15%	5.20%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, for fiscal year’s 2016, 2015, and 2014 the Company utilized a yield curve analysis.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2016	2015	2014
(in thousands)
Service cost	$71	$86	$74
Interest cost	9,331	8,915	9,427
Expected return on plan assets	(13,219)	(12,788)	(12,431)
Amortization of net loss	3,263	3,761	2,439
Net periodic benefit	$(554)	$(26)	$(491)

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2016, 2015, and 2014 are summarized as follows:

(in thousands)	2016	2015	2014
Pretax loss/(income)	$218	$(11,035)	$44,159
Amortization of net loss	(3,263)	(3,761)	(2,439)
Total recognized in other comprehensive income	(3,045)	(14,796)	41,720
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$(3,599)	$(14,822)	$41,229

The Company expects to amortize a net loss of $3.2 million in 2017. At December 31, 2016 and 2015, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $42.1 million and $40.5 million at December 31, 2016 and 2015, respectively.

The Plans’ weighted average asset allocation at December 31, 2016 and 2015 by asset category, along with the target allocation for 2016, are as follows:

	Target allocations for			Percentage of plan assets as of December 31,
Asset category	2017			2016	2015
Cash and cash equivalents	0.0%	—	5.0%	3.5%	1.9%
Equity securities - Rollins stock	0.0%	—	40.0%	20.7%	20.5%
Domestic equity - all other	0.0%	—	40.0%	21.7%	21.2%
International equity	0.0%	—	30.0%	21.0%	22.2%
Debt securities - core fixed income	15.0%	—	50.0%	23.5%	24.0%
Real estate	0.0%	—	20.0%	6.4%	6.6%
Alternative/Opportunistic/Special	0.0%	—	20.0%	3.2%	3.6%
Total			100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are considering making contributions to the pension plans of approximately $5.5 million during fiscal 2017.

Some of our assets, primarily our private equity, real estate, and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2016 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as NAV investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

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

The following table presents our plan assets using the fair value hierarchy as of December 31, 2016. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

In 2016, we elected to early adopt the provisions of ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)”. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured at the net asset value per share practical expedient. In addition, it also limits disclosure investments for which the entity has elected to measure the fair value using the practical expedient. The guidance, which required retrospective application, resulted in the reclassification of $18.8 million and $19.4 million of Pension Plan Assets from Level 3 categorization as of December 31, 2016 and 2015, respectively.

(in thousands)	Total	Level 1	Level 2	NAV
(1) Cash and Cash Equivalents	$6,834	$6,834	$—	$—
(2) Fixed Income Securities	45,673	—	45,673	—
Domestic Equity Securities
Rollins, Inc. Stock	42,120	42,120	—	—
Other Securities	40,178	11,614	28,564	—
(3) International Equity Securities	40,767	—	40,767	—
(4) Real Estate	12,527	—	—	12,527
(5) Alternative/Opportunistic/Special	6,243	—	—	6,243
Total	$194,342	$60,568	$115,004	$18,770

The following table presents our plan assets using the fair value hierarchy as of December 31, 2015. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)	Total	Level 1	Level 2	NAV
(1) Cash and Cash Equivalents	$3,543	$3,543	$—	$—
(2) Fixed Income Securities	45,712	—	45,712	—
Domestic Equity Securities
Rollins, Inc. Stock	40,510	40,510	—	—
Other Securities	39,070	12,008	27,062	—
(3) International Equity Securities	42,373	—	42,373	—
(4) Real Estate	12,565	—	—	12,565
(5) Alternative/Opportunistic/Special	6,867	—	—	6,867
Total	$190,640	$56,061	$115,147	$19,432

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(3)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

There were no purchases, sales or transfers of assets classified as Level 3 in 2016 or 2015.

The estimated future benefit payments over the next ten years are as follows:

(in thousands)
2017	$11,181
2018	11,699
2019	12,048
2020	12,413
2021	12,692
Thereafter	66,417
Total	$126,450

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan provides for a matching contribution of fifty cents ($.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $11.0 million for the year ended December 31, 2016 and $10.2 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2016, 2015, and 2014 approximately, 36.4%, 33.5%, and 29.3%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2016, 2015 and 2014.

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

At December 31, 2016 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.4 million. The cash surrender value of these life insurance policies were worth $15.7 million and $13.9 million at December 31, 2016 and 2015, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2017	$567
2018	1,579
2019	1,390
2020	1,482
2021	1,466
Total	$6,484

Total expense related to deferred compensation was $230 thousand, $231 thousand and $207 thousand in 2016, 2015, and 2014, respectively. The Company had $15.9 million and $14.0 million in deferred compensation assets as of December 31, 2016 and 2015, respectively, included within other assets on the Company’s consolidated statements of financial position and $15.7 million and $14.1 million in deferred compensation liability as of December 31, 2016 and 2015, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

15.	STOCK-BASED COMPENSATION

Stock Compensation Plans

Time Lapse Restricted Shares and Restricted Stock Units

Time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan. The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their closing stock price at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as a financing activity in the accompanying consolidated statements of cash flows.

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

The Company issued time lapse restricted shares of 0.5 million, 0.7 million, and 0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2016, approximately 4.7 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2016	2015	2014
Time Lapse Restricted Stock:
Pre-tax compensation expense	$12,415	$12,110	$10,579
Tax benefit	(4,805)	(4,687)	(4,094)
Restricted stock expense, net of tax	$7,610	$7,423	$6,485

As of December 31, 2016 and 2015, $29.9 million and $31.3 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.8 years at December 31, 2016 and December 31, 2015, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2016, 2015 and 2014:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2013	3,680	$12.50
Forfeited	(178)	14.27
Vested	(1,018)	10.31
Granted	616	19.16
Unvested as of December 31, 2014	3,100	14.45
Forfeited	(85)	15.71
Vested	(946)	12.04
Granted	682	22.43
Unvested as of December 31, 2015	2,751	17.21
Forfeited	(114)	19.54
Vested	(879)	14.49
Granted	503	26.45
Unvested as of December 31, 2016	2,261	$20.21

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2014	$(59,975)	$(5,513)	$(65,488)
Change during 2015:
Before-tax amount	14,796	(14,760)	36
Tax benefit	(5,726)	—	(5,726)
	9,070	(14,760)	(5,690)
Balance at December 31, 2015	(50,905)	(20,273)	(71,178)
Change during 2016
Before-tax amount	3,045	(602)	2,443
Tax benefit	(1,340)	—	(1,340)
	1,705	(602)	1,103
Balance at December 31, 2016	$(49,200)	$(20,875)	$(70,075)

17.	RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2016, 2015, and 2014.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days’ notice. The Company pays $100.00 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2016 and 2015, the Company paid approximately $0.5 million and $0.7 million in rent and operating costs for the aircraft respectively. During 2016, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

18.	UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2016
Revenues	$352,736	$411,133	$423,994	$385,614
Gross profit (Revenues less cost of services provided)	$174,934	$215,190	$218,386	$192,619
Net income	$31,928	$47,783	$49,651	$38,007
Income per share:
Income per share—Basic	$0.15	$0.22	$0.23	$0.17
Income per share—Diluted	$0.15	$0.22	$0.23	$0.17

2015
Revenues	$330,909	$392,150	$399,746	$362,500
Gross profit (Revenues less cost of services provided)	$162,866	$201,941	$204,257	$180,265
Net income	$30,281	$45,073	$45,046	$31,749
Income per share:
Income per share—Basic	$0.14	$0.21	$0.21	$0.15
Income per share—Diluted	$0.14	$0.21	$0.21	$0.15

19.	CASH DIVIDEND

On October 25, 2016, the Board of Directors declared a special year-end dividend of $0.10 per share payable December 9, 2016 to stockholders of record at the close of business November 10, 2016. The Board of Directors, at its quarterly meeting on January 24, 2017, approved a 15.0% increase in the Company’s quarterly dividend. The increased regular quarterly dividend of $0.115 per share will be payable March 10, 2017 to stockholders of record at the close of business February 10, 2017.

20.	THREE-FOR-TWO STOCK SPLIT

On January 27, 2015, the Board of Directors at its quarterly meeting authorized a three-for-two stock split of the Company’s common shares by the issuance on March 10, 2015 of one additional common share for each two common shares held of record at February 10, 2015. The stock split increased the Company’s outstanding shares from 145,783,052 to 218,674,578 shares.

Below are the effects of the stock split on the Company’s Stockholders’ equity:

(in thousands)	December 31, 2014 (pre-split)	Adjustment	December 31, 2014 (post-split)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	$—	$—	$—
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,482,907 shares issued(1)	145,722	72,761	218,483
Treasury Stock, par value $1 per share; 200,000 and 0 shares, respectively	(200)	—	(200)
Paid-in-capital	62,839	—	62,839
Accumulated other comprehensive loss	(65,488)	—	(65,488)
Retained earnings	319,803	(72,761)	247,042
Total stockholders’ equity	$462,676	$—	$462,676

(1) Shares issued increased as follows: 2014 - 72,760,969; 2013 - 72,932,222

Below are the effects of the stock split on the Company’s earnings per share:

	December 31, 2014		December 31, 2014
(in thousands, except per share amounts)	(pre-split)	Adjustment	(post-split)
Net Income	$137,664	$—	$137,664

Basic Earnings Per Share	$0.94	$(0.31)	$0.63
Diluted Earnings Per Share	$0.94	$(0.31)	$0.63

Shares used for computation:
Basic	145,796	72,899	218,695
Diluted	145,796	72,899	218,695

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2016, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 22.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 9 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2017 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2017 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C )
Equity compensation plans approved by security holders	2,260,620	$—	4,708,460

Equity compensation plans not approved by security holders	—	$—	—
Total	2,260,620	$—	4,708,460	(1)

(1)	Includes 4,708,460 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

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

Information regarding principal accounting fees and services is set forth under “Independent Public Accountants” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Consolidated Financial Statements, Financial Statement Schedule and Exhibits.
1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.

(b)	Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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

(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10(k) filed with the Registrant’s 10-K filed February 25, 2015.

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	February 24, 2017	Date:	February 24, 2017

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Henry B. Tippie, Director
James B. Williams, Director
Bill J. Dismuke, Director
Thomas J. Lawley, MD, Director
Larry L. Prince, Director
John F. Wilson, Director
Pam R. Rollins, Director

/s/ Gary W. Rollins
Gary W. Rollins
As Attorney-in-Fact & Director
February 24, 2017

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

 The following documents are filed as part of this report.

Financial statements and reports	Page Number From This Form 10-K
Management’s Report on Internal Control Over Financial Reporting	22
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	23
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedule	24
Consolidated Financial Statements
Consolidated Statements of Financial Position as of December 31, 2016 and 2015	25
Consolidated Statements of Income for each of the three years in the period ended December 31, 2016	26
Consolidated Statements of Comprehensive Earnings for each of the three years in the period ended December 31, 2016	27
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016	28
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016	29
Notes to Consolidated Financial Statements	30-51

Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	60
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2016, 2015 and 2014
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2016 Allowance for doubtful accounts	$13,636	$11,257	$(10,293)	$14,600

Year ended December 31, 2015 Allowance for doubtful accounts	$14,094	$10,113	$(10,571)	$13,636

Year ended December 31, 2014 Allowance for doubtful accounts	$12,278	$11,197	$(9,381)	$14,094

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated October 28, 2014, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed October 29, 2014.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 1, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10(k) filed with the Registrant’s 10-K filed February 25, 2015.

(21)	Subsidiaries of Registrant.

(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

