Form 10-Q
period 2017-03-31
ROLLINS INC
filed 2017-04-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Rollins, Inc. had 218,008,975 shares of its $1 par value Common Stock outstanding as of April 15, 2017.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$162,478	$142,785
Trade receivables, net of allowance for doubtful accounts of $9,118 and $11,443, respectively	85,178	88,490
Financed receivables, short-term, net of allowance for doubtful accounts of $1,717 and $1,727, respectively	15,177	15,968
Materials and supplies	14,736	13,724
Other current assets	28,186	29,204
Total current assets	305,755	290,171
Equipment and property, net	132,101	133,477
Goodwill	257,612	255,665
Customer contracts	115,262	117,466
Other intangible assets	43,784	44,310
Financed receivables, long-term, net of allowance for doubtful accounts of $1,430 and $1,430, respectively	16,344	16,748
Deferred income taxes	36,414	41,877
Other assets	17,593	16,824
Total assets	$924,865	$916,538
LIABILITIES
Accounts payable	$31,946	$30,284
Accrued insurance	26,938	26,201
Accrued compensation and related liabilities	60,338	75,839
Unearned revenues	104,325	99,820
Other current liabilities	43,968	44,847
Total current liabilities	267,515	276,991
Accrued insurance, less current portion	32,327	32,023
Accrued pension	2,506	2,880
Long-term accrued liabilities	38,966	36,099
Total liabilities	341,314	347,993
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,008,975 and 217,791,511 shares issued and outstanding, respectively	218,009	217,792
Treasury stock, par value $1 per share; 0 and 0 shares, respectively	—	—
Paid in capital	73,022	77,452
Accumulated other comprehensive loss	(66,068)	(70,075)
Retained earnings	358,588	343,376
Total stockholders’ equity	583,551	568,545
Total liabilities and stockholders’ equity	$924,865	$916,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands per except share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Customer services	$375,247	$352,736
COSTS AND EXPENSES
Cost of services provided	189,163	177,802
Depreciation and amortization	13,771	11,640
Sales, general and administrative	115,154	112,255
Gain on sale of assets, net	(26)	(89)
Interest income, net	(73)	(50)
INCOME BEFORE INCOME TAXES	57,258	51,178
PROVISION FOR INCOME TAXES	16,988	19,250
NET INCOME	$40,270	$31,928
NET INCOME PER SHARE - BASIC AND DILUTED	$0.18	$0.15
DIVIDENDS PAID PER SHARE	$0.115	$0.10

Weighted average participating shares outstanding -basic and diluted	217,971	218,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$40,270	$31,928
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	4,007	9,892
Other comprehensive earnings (loss)	4,007	9,892
Comprehensive earnings	$44,277	$41,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands) (unaudited)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							167,369	167,369

Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,883)	(22,719)
Common Stock Retired	(200)	(200)	200	200				—
Stock Compensation	388	388	—	—	12,027	—	—	12,415
Employee Stock Buybacks	(313)	(313)	—	—	(8,036)	—	—	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	217,792	217,792	—	—	77,452	(70,075)	343,376	568,545
Net Income							40,270	40,270

Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	4,007	—	4,007
Cash Dividends	—	—	—	—	—	—	(25,058)	(25,058)
Stock Compensation	435	435	—	—	2,832	—	—	3,267
Employee Stock Buybacks	(218)	(218)	—	—	(7,262)	—	—	(7,480)
Balance at March 31, 2017	218,009	218,009	—	—	73,022	(66,068)	358,588	583,551

(1) Charges to Retained Earnings are from purchases of the Company’s Common Stock.

  The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$40,270	$31,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,771	11,640
Provision for deferred income taxes	5,462	4,167
Provision for bad debts	61	610
Stock - based compensation expense	3,267	3,325
Excess tax benefits from share-based payments	—	(3,019)
Other, net	(130)	2
Changes in operating assets and liabilities	(4,654)	(7,309)
Net cash provided by operating activities	58,047	41,344
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(3,020)	(21,109)
Purchases of equipment and property	(5,454)	(8,956)
Proceeds from sales of franchises	168	37
Other	61	93
Net cash used in investing activities	(8,245)	(29,935)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(7,480)	(8,779)
Dividends paid	(25,058)	(21,855)
Excess tax benefits from share-based payments	—	3,019
Net cash used in financing activities	(32,538)	(27,615)
Effect of exchange rate changes on cash	2,429	12,870
Net increase/(decrease) in cash and cash equivalents	19,693	(3,336)
Cash and cash equivalents at beginning of period	142,785	134,574
Cash and cash equivalents at end of period	$162,478	$131,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2016. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2016 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim condensed consolidated financial statements for the termite accrual which includes future costs including termiticide life expectancy and government regulations, the insurance accrual which includes self-insurance and worker’s compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2016, and interim periods within annual periods. The Company adopted this standard during the quarter ended March 31, 2017 and applied these provisions prospectively. See Management’s Discussion and Analysis for a summary of the impact of such adoption.

Recently issued accounting standards to be adopted in 2017 or later

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today’s revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14. Deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of ASUs 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
7

ROLLINS, INC. AND SUBSIDIARIES

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

Current Status of implementation:
The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The Company intends to engage a consultant to assist the Company with implementation of this standard.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting (“ASU 2017-06”). ASU 2017-06 relates primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments in ASU 2017-06 require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in ASU 2017-06 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.  An entity should apply the amendments in ASU 2017-06 retrospectively to each period for which financial statements are presented. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

ROLLINS, INC. AND SUBSIDIARIES

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3.              EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted earnings per share
Common stock	$0.18	$0.15
Restricted shares of common stock	$0.18	$0.15

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

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2017 and December 31, 2016.

NOTE 6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2017 the Company paid $25.0 million or $0.115 per share in cash dividends compared to $21.9 million or $0.10 per share during the same period in 2016.

The Company did not repurchase shares of its common stock from the open market during the first three months of 2017 compared to the repurchase of approximately 54,000 shares at a weighted average price of $24.77 during the first three months of 2016.

The Company repurchased $7.5 million and $7.4 million of common stock for the three months ended March 31, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2017, approximately 4.3 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Time lapse restricted stock:
Pre-tax compensation expense	$3,267	$3,325
Tax benefit	(1,264)	(1,287)
Restricted stock expense, net of tax	$2,003	$2,038

The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during its first quarter of 2017. Accordingly, the Company did not recognize a deferred tax benefit for the first quarter of 2017. A deferred tax benefit of $3.0 million was recognized during the 1st quarter ended March 31, 2016 and a deferred tax benefit of approximately $3.7 million was recognized for the year ended December 31, 2016, related to the vesting of restricted shares which have been recorded as increases to paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units at December 31, 2016	2,261	$20.21
Forfeited	(13)	22.03
Vested	(626)	16.87
Granted	448	33.80
Unvested Restricted Stock Units at March 31, 2017	2,070	$24.15

At March 31, 2017 and December 31, 2016, the Company had $41.6 million and $29.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 3.8 years, respectively.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.	PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain
	Three Months Ended
	March 31,
(in thousands)	2017	2016
Interest and service cost	$2,138	$2,350
Expected return on plan assets	(3,342)	(3,305)
Amortization of net loss	830	816
Net periodic benefit	$(374)	$(139)

During the three months ended March 31, 2017 and the same period in 2016 the Company made no contributions respectively to its defined benefit retirement plans (the “Plans”). The Company made $3.3 million in contributions for the year ended December 31, 2016. The Company is planning on making further contributions to the Plans during the fiscal year ending December 31, 2017 of approximately $5.5 million.

NOTE 8.	BUSINESS COMBINATIONS

The Company made five acquisitions during the three month period ended March 31, 2017, and 34 acquisitions for the year ended December 31, 2016, respectively, as disclosed on various press releases and related Form 8-Ks.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31,
2017
Accounts receivable	$136
Materials and supplies	78
Equipment and property	185
Customer contracts	3,291
Other intangible assets	9
Current liabilities	(700)
Other assets and liabilities, net	21
Total cash purchase price	$3,020

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $257.6 million and $255.7 million at March 31, 2017 and December 31, 2016, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $44.6 million at March 31, 2017 and $42.7 million at December 31, 2016.

The Company completed its most recent annual impairment analyses as of September 30, 2016. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $115.3 million and $117.5 million at March 31, 2017 and December 31, 2016, respectively, and the carrying amount of other intangible assets was $43.8 million and $44.3 million at March 31, 2017 and December 31, 2016, respectively. The carrying amount of customer contracts in foreign countries was $30.9 million and $29.7 million at March 31, 2017 and December 31, 2016, respectively and the carrying amount of other intangible assets in foreign countries was $3.8 million at both March 31, 2017 and December 31, 2016.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2017 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$115,262	3 - 12.5
Trademarks and tradenames	32,607	0 - 20
Non-compete agreements	4,383	3 - 20
Patents	2,950	15
Other assets	1,617	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$159,046

NOTE 9.              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. To manage this risk, the Company enters into derivative financial instruments from time to time. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments from time to time to protect the value or fix the amount of certain obligations in terms of its functional currency, the US dollar.

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $30,000 for the quarter ended March 31, 2017 and a loss of $469,000 for the three months ended March 31, 2016. As of March 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	6	$1,275	$960
Sell CAD/Buy USD Fwd Contract	8	$8,150	$6,179
Total	14		$7,139
12

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2017 and December 31, 2016 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	Fair Value as of:
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$0	$0	$8	$0
Sell CAD/Buy USD Fwd Contract	$36	$0	$13	$0
Total	$36	$0	$21	$0

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2017 and March 31, 2016 (in thousands):

	Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated as Hedging Instruments for the Three Months Ended March 31, 2017 and 2016
		Amount of Gain or (Loss)
	Location of Gain or	Recognized in Income
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Sell AUD/Buy USD Fwd Contract	Other Inc/Exp	$(8)	$(35)
Sell CAD/Buy USD Fwd Contract	Other Inc/Exp	38	(545)
Total		$30	$(580)

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at March 31, 2017 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant
	Assets and Liabilities		Observable Inputs		Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value at As of
	March 31,		March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Assets
Derivative Financial Instruments	$0	$0	$36	$0	$0	$0	$36	$0
Liabilities
Derivative Financial Instruments	$0	$0	$(21)	$(469)	$0	$0	$(21)	$(469)

As of March 31, 2017, the fair value of derivatives in a net asset position was $15,000 inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $15,000.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.            SUBSEQUENT EVENTS

On April 25, 2017: Rollins, Inc. (NYSE:ROL), a premier global consumer and commercial services company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share payable June 9, 2017 to stockholders of record at the close of business May 10, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 26, 2017, the Company reported its 44th consecutive quarter of improved revenue and earnings. Net income was $40.3 million for the first quarter ended March 31, 2017, as compared to $31.9 million for the prior year quarter, a 26.1% improvement.  Revenues increased by 6.4% to $375.2 million for the first quarter 2017 as compared to $352.7 million for the prior year first quarter.  The Company saw a negative impact on the exchange rate of the Canadian and Australian dollars and British pounds to U.S. dollars reducing revenues and pre-tax earnings by $1.4 million and $1.5 million, in 2017 and 2016, respectively. Earnings for the quarter ended March 31, 2017 increased to $0.18 per diluted share, as compared to $0.15 per diluted share for the same period in 2016.

A portion of the Company’s higher net income was due to a tax benefit of approximately $4.3 million as result of adoption of the Accounting Standards Update (ASU) 2016-09, which was recently issued by the Financial Accounting Standards Board, addressing the accounting of employee share-based payments in the first quarter 2017. Excluding this tax benefits in the first quarter, net income increased approximately 12.7% to $36.0 million or $0.17 per diluted share. See the reconciliation of this non-GAAP measure below.

Reconciliation of Non-GAAP Financial Measure:

Rollins has used the non-GAAP financial measure of earnings excluding the tax benefit of the adoption of ASU 2016-09 addressing the accounting of employee share-based payments. Earnings excluding the tax benefit of the adoption of ASU 2016-09 should not be considered in isolation or as a substitute for operating income, net income or other performance measures prepared in accordance with U.S. GAAP. Rollins uses Earnings excluding the tax benefit of the adoption of ASU 2016-09 as a measure of operating performance because it allows us to compare performance consistently over various periods without regard to changes in our capital structure. A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Set forth below is a reconciliation of Earnings excluding the tax benefit of the adoption of ASU 2016-09 with Net Income, the most comparable GAAP measure. This reconciliation also appears on Rollins’ investor website, which can be found on the Internet at www.rollins.com.

Periods ended, (Unaudited)	Three Months Ended,
(in thousands except per share data)	March 31, 2017	March 31, 2016	Increase	% Increase
Net Income (as reported)	$40,270	$31,928	$8,342	26.1%
Less:
Tax benefit of the adoption of ASU 2016-09	(4,292)	—	(4,292)	N/A
Earnings excluding the tax benefit of the adoption of ASU 2016-09	$35,978	$31,928	$4,050	12.7%

Earnings per share excluding the tax benefit of the adoption of ASU 2016-09 basic and diluted	$0.17	$0.15	$0.02	13.1%

Basic and diluted shares outstanding	217,971	218,686	(715)	-0.3%
14

ROLLINS, INC. AND SUBSIDIARIES

During the quarter, the Company announced that its wholly-owned subsidiary, HomeTeam Pest Defense had performed its one millionth TAEXX Tubes in the Wall® installation. TAEXX is installed while a home is being constructed. HomeTeam has relationships with more than 1,000 home builders nationwide, ranging from the top 10 national home builders to regional and local customer home builders. For most of our national home builder partners, TAEXX is included as a standard feature in their homes. We are proud of HomeTeam and proud to be a part of this accomplishment.

Rollins continued its solid financial performance generating $58.0 million in cash from operations year to date.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Revenue

Revenues for the first quarter ended March 31, 2017 increased $22.5 million or 6.4% to $375.2 million compared to $352.7 million for the first quarter ended March 31, 2016.  Growth occurred across all service lines. Substantially all of this increase in revenues was due to growth in customers and pricing while approximately 1% of the increase was attributable to acquisitions made within the last twelve months.

The Company has three primary service offerings: commercial, residential and termite including ancillary services. During the first quarter ended March 31, 2017, commercial pest control revenue approximated 41% of the Company’s revenues, residential pest control approximated 41% of the Company’s revenues, and termite and ancillary service revenue approximated 18% of the Company’s revenues. Comparing first quarter 2017 to first quarter 2016, the Company’s commercial pest control revenue grew 5.3%, residential pest control revenue grew 7.0%, and termite and ancillary services revenue grew 7.5%.  Foreign operations accounted for approximately 8% and 7% of total revenues during the first quarters of 2017 and 2016, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2017	2016	2015
First Quarter	$375,247	$352,736	$330,909
Second Quarter	—	411,133	392,150
Third Quarter	—	423,994	399,746
Fourth Quarter	—	385,614	362,500
Year ended December 31,	$375,247	$1,573,477	$1,485,305

Cost of Services Provided

Cost of Services provided for the first quarter ended March 31, 2017 increased $11.4 million or 6.4%, compared to the quarter ended March 31, 2016. Gross margin for the quarter remained flat at 49.6% for the first quarter compared to the prior year first quarter. The margin for the quarter benefited from improved efficiencies in routing and scheduling technology which also helped to lower salaries as a percent of revenue as there was a decrease in service salaries and administrative salaries as a percent of revenues from the prior year. Personnel related expenses were down as a percent of revenue as group insurance expense was down quarter-over-quarter marginally. Insurance and claims were flat to prior year as we emphasize safety in all areas. The gains the Company experienced were offset by higher gasoline expenses as the price per gallon rose, leased vehicle costs, and accrued expenses. The Company experienced good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the first quarter ended March 31, 2017 increased $2.1 million to $13.8 million, an increase of 18.3%. Depreciation increased due to expenditures associated with the 2016 rollout of BOSS as well as acquisitions and equipment purchases while amortization of intangible assets increased due to amortization of customer contracts included in various acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2017 increased $2.9 million or 2.6%, to 30.7% of revenues, down 1.1 percentage points from 31.8% for the first quarter ended March 31, 2016.  The decrease in the percent of revenue is due to lower administrative salaries as percent of revenues as we maintain a quality support center staff while continuing to grow revenues. The Company experienced reduced personnel related expenses from lower group insurance costs and reduced telephone costs due to a change of data service providers. As planned, the Company experienced increased sales salaries and advertising expenses directed toward increased revenue production and higher use of outside contractors to develop and maintain the BOSS system, the Company’s customer relationship management system.

ROLLINS, INC. AND SUBSIDIARIES

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $26,000 for the first quarter ended March 31, 2017, down from $89,000 prior year. The gains were for the sales of Company owned vehicles and equipment.

Income Taxes

Income Taxes for the first quarter ended March 31, 2017 decreased $2.3 million or 11.8% to $17.0 million from $19.3 million reported for first quarter ended March 31, 2016. The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. Accordingly, excess tax benefits of $4.3 million related to share based payment award transactions were recognized as a component of income tax expense rather than equity. The effective tax rate was 29.7% for the first quarter ended March 31, 2017 and 37.6% for the first quarter ended March 31, 2016 primarily due to differences in tax credits, state tax rates and the adoption of ASU 2016-09.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $58.0 million and $41.3 million for the three months ended March 31, 2017, and 2016, respectively. During the three months ended March 31, 2017 and 2016, the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company is planning on making further contributions of $5.5 million to the Plans during the fiscal year ending December 31, 2017. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2017.

The Company invested approximately $5.5 million in capital expenditures, exclusive of expenditures for business acquisitions, during the three months ended March 31, 2017, compared to $9.0 million during the same period in 2016, and expects to invest approximately $22.0 million for the remainder of 2017. Capital expenditures for the first three months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the three months ended March 31, 2017, the Company made expenditures for acquisitions totaling $3.0 million, compared to $21.1 million during the same period in 2016. A total of $25.1 million was paid in cash dividends ($0.115 per share) during the first three months of 2017, compared to $21.9 million or ($0.10 per share) during the same period in 2016. On April 25, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share payable June 9, 2017 to stockholders of record at the close of business May 10, 2017 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock from the open market during the first three months of 2017 compared to the repurchase of approximately 54,000 shares at a weighted average price of $24.77 during the first three months of 2016. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.5 million and $7.4 million of common stock for the three months ended March 31, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of March 31, 2017 and December 31, 2016 includes short-term unearned revenues of $104.3 million and $99.8 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $162.5 million of total cash at March 31, 2017, is held at various banking institutions. Approximately $53.2 million is held in cash accounts at foreign bank institutions and the remaining $109.3 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2017.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2017.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2016.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s expectation regarding capital expenditure for the remainder of 2017; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The Company does not undertake to update its forward looking statements.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See note 9 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2016.

ITEM 4.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2017 we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2017 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
January 1 to 31, 2017	203,443	$34.60	—	5,073,611
February 1 to 28, 2017	3,260	36.48	—	5,073,611
March 1 to 31, 2017	11,291	28.57	—	5,073,611
Total	217,994	$34.31	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: January 2017: 203,443; February 2017: 3,260; and March 2017: 11,291

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

Item 5.	Other Information

On April 25, 2017, the Board of Directors of the Company amended the Company’s Restated By-laws (the “By-laws”) to remove provision formerly providing for the payment of costs for specified stockholder actions including a stockholders’ breach of the By-laws or specified intracorporate proceedings in which such stockholder is not the prevailing party. The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on the effective April 25, 2017, a copy of which is attached hereto as Exhibit 3(ii).

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

ROLLINS, INC.
(Registrant)

Date: April 28, 2017	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)
21