Form 10-Q
period 2017-06-30
ROLLINS INC
filed 2017-07-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Rollins, Inc. had 217,991,142 shares of its $1 par value Common Stock outstanding as of July 14, 2017.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(in thousands except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$194,837	$142,785
Trade receivables, net of allowance for doubtful accounts of $9,073 and $11,443, respectively	101,229	88,490
Financed receivables, short-term, net of allowance for doubtful accounts of $1,586 and $1,727, respectively	16,834	15,968
Materials and supplies	15,507	13,724
Other current assets	33,219	29,204
Total current assets	361,626	290,171
Equipment and property, net	131,443	133,477
Goodwill	258,263	255,665
Customer contracts	113,826	117,466
Other intangible assets	43,171	44,310
Financed receivables, long-term, net of allowance for doubtful accounts of $1,406 and $1,430, respectively	19,467	16,748
Deferred income taxes	34,203	41,877
Other assets	18,527	16,824
Total assets	$980,526	$916,538
LIABILITIES
Accounts payable	$33,777	$30,284
Accrued insurance	27,118	26,201
Accrued compensation and related liabilities	72,013	75,839
Unearned revenues	112,973	99,820
Other current liabilities	41,216	44,847
Total current liabilities	287,097	276,991
Accrued insurance, less current portion	35,023	32,023
Accrued pension	2,132	2,880
Long-term accrued liabilities	38,812	36,099
Total liabilities	363,064	347,993
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 217,991,142 and 217,791,511 shares issued and outstanding, respectively	217,991	217,792
Paid in capital	75,939	77,452
Accumulated other comprehensive loss	(63,686)	(70,075)
Retained earnings	387,218	343,376
Total stockholders’ equity	617,462	568,545
Total liabilities and stockholders’ equity	$980,526	$916,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Customer services	$433,555	$411,133	$808,802	$763,869
COSTS AND EXPENSES
Cost of services provided	204,480	195,943	393,643	373,745
Depreciation and amortization	13,547	12,350	27,317	23,990
Sales, general and administrative	129,667	126,545	244,821	238,800
Gain on sale of assets, net	(88)	(579)	(113)	(668)
Interest income, net	(190)	(88)	(263)	(138)
INCOME BEFORE INCOME TAXES	86,139	76,962	143,397	128,140
PROVISION FOR INCOME TAXES	32,450	29,179	49,438	48,429
NET INCOME	$53,689	$47,783	$93,959	$79,711
NET INCOME PER SHARE - BASIC AND DILUTED	$0.25	$0.22	$0.43	$0.36
DIVIDENDS PAID PER SHARE	$0.115	$0.10	$0.23	$0.20
Weighted average participating shares outstanding - basic and diluted	218,002	218,437	217,987	218,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$53,689	$47,783	$93,959	$79,711
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	2,382	(2,513)	6,389	7,379
Other comprehensive earnings (loss)	2,382	(2,513)	6,389	7,379
Comprehensive earnings	$56,071	$45,270	$100,348	$87,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands) (unaudited)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							167,369	167,369
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,883)	(22,719)
Common Stock Retired	(200)	(200)	200	200				—
Stock Compensation	388	388	—	—	12,027	—	—	12,415
Employee Stock Buybacks	(313)	(313)	—	—	(8,036)	—	—	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	217,792	217,792	—	—	77,452	(70,075)	343,376	568,545
Net Income							93,959	93,959
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	6,389	—	6,389
Cash Dividends	—	—	—	—	—	—	(50,117)	(50,117)
Stock Compensation	422	422	—	—	5,953	—	—	6,375
Employee Stock Buybacks	(223)	(223)	—	—	(7,466)	—	—	(7,689)
Balance at June 30, 2017	217,991	217,991	—	—	75,939	(63,686)	387,218	617,462

(1)         Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$93,959	$79,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,317	23,990
Provision for deferred income taxes	7,674	4,295
Provision for bad debts	2,564	3,554
Stock - based compensation expense	6,375	6,380
Excess tax benefits from share-based payments	—	(3,108)
Other, net	(265)	(587)
Changes in operating assets and liabilities	(17,716)	(17,713)
Net cash provided by operating activities	119,908	96,522
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(6,165)	(35,038)
Purchases of equipment and property	(11,222)	(19,989)
Proceeds from sales of franchises	245	102
Other	295	1,081
Net cash used in investing activities	(16,847)	(53,844)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(7,689)	(18,599)
Dividends paid	(50,117)	(43,688)
Excess tax benefits from share-based payments	—	3,108
Net cash used in financing activities	(57,806)	(59,179)
Effect of exchange rate changes on cash	6,797	8,392
Net increase/(decrease) in cash and cash equivalents	52,052	(8,109)
Cash and cash equivalents at beginning of period	142,785	134,574
Cash and cash equivalents at end of period	$194,837	$126,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month period ended June 30, 2017 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards to be adopted in 2017 or later

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

ROLLINS, INC. AND SUBSIDIARIES

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The Company has engaged a consultant to assist the Company with implementation of this standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

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

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted earnings per share
Common stock	$0.25	$0.22	$0.43	$0.36
Restricted shares of common stock	$0.24	$0.22	$0.41	$0.36

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense in the United States District Court, Northern District of California, alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code.  Plaintiff sought a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages.  The case was dismissed with prejudice by the Court’s Order of  July 3, 2017 following the parties’ agreement to settle the matter with a payment by HomeTeam of $21,000.

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act.  A second Plaintiff, Cora Potter, subsequently was added.  Plaintiffs sought a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages.  On February 3, 2017, the Court issued an order denying Plaintiffs’ Motion for Class Certification.  At a hearing on February 9, 2017, the Court granted Plaintiffs’ leave to seek certification of a class of customers limited to their own geographic market, the Bakersfield, California area.  Plaintiffs then sought leave from the ninth Circuit Court of Appeals to appeal the ruling on class certification, but leave was denied.  On May 30, 2017 the Plaintiffs filed a request to dismiss the lawsuit with prejudice as to the named Plaintiffs and without prejudice as to the putative class members.  The case was dismissed by order of the Court on June 8, 2017.

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

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at June 30, 2017 and December 31, 2016.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 6.       STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2017, the Company paid $50.1 million or $0.23 per share in cash dividends compared to $43.7 million or $0.20 per share during the same period in 2016.

During the second quarter ended June 30, 2017, the Company did not repurchase shares on the open market. During the same period 2016, the Company repurchased 0.4 million shares on the open market of its $1 par value common stock at a weighted average price of $26.88 per share. The Company did not repurchase shares of its common stock on the open market during the first six months of 2017. During the first six months of 2016, the Company repurchased approximately 0.4 million shares at a weighted average price of $26.61.

The Company repurchased $159,000 and $4,000 of common stock for the quarter ended June 30, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares and $7.7 million and $7.4 million of common stock for the six months ended June 30, 2017 and 2016, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, stock options, time lapse restricted shares (TLRS’s) and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2017, approximately 4.3 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Time lapse restricted stock:
Pre-tax compensation expense	$3,107	$3,055	$6,375	6,380
Tax benefit	(1,202)	(1,182)	(2,467)	(2,469)
Restricted stock expense, net of tax	$1,905	$1,873	$3,908	$3,911

The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during its first quarter of 2017. Accordingly, the income tax provisions for the quarter ended June 30, 2017 and the six months ended June 30, 2017 include excess tax benefits of $0.3 million and $4.6 million, respectively. Under prior guidance, these excess tax benefits would have been recorded in additional paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock at December 31, 2016	2,261	$20.21
Forfeited	(26)	23.44
Vested	(642)	21.82
Granted	448	33.80
Unvested Restricted Stock at June 30, 2017	2,041	$24.19

At June 30, 2017 and December 31, 2016, the Company had $38.1 million and $29.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years and 3.8 years, respectively.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.      PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Interest and service cost	$2,138	$2,350	$4,276	$4,700
Expected return on plan assets	(3,342)	(3,305)	(6,684)	(6,610)
Amortization of net loss	830	816	1,660	1,632
Net periodic benefit	$(374)	$(139)	$(748)	$(278)

During the six months ended June 30, 2017 and the same period in 2016 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made $3.3 million in contributions for the year ended December 31, 2016. The Company is considering making further contributions to the Plans during the fiscal year ending December 31, 2017 of approximately $5.5 million.

NOTE 8.      BUSINESS COMBINATIONS

The Company made fourteen acquisitions during the six month period ended June 30, 2017, and 34 acquisitions for the year ended December 31, 2016, respectively, as disclosed on various press releases and related Form 8-Ks.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30,
2017
Accounts receivable	$155
Materials and supplies	93
Equipment and property	241
Customer contracts	6,654
Other intangible assets	128
Current liabilities	42
Other assets and liabilities, net	(1,148)
Total cash purchase price	$6,165

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $258.3 million and $255.7 million at June 30, 2017 and December 31, 2016, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $45.3 million at June 30, 2017 and $42.7 million at December 31, 2016.

The Company completed its most recent annual impairment analyses as of September 30, 2016. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $113.8 million and $117.5 million at June 30, 2017 and December 31, 2016, respectively, and the carrying amount of other intangible assets was $43.2 million and $44.3 million at June 30, 2017 and December 31, 2016, respectively. The carrying amount of customer contracts in foreign countries was $30.9 million and $29.7 million at June 30, 2017 and December 31, 2016, respectively and the carrying amount of other intangible assets in foreign countries was $3.7 million at both June 30, 2017 and December 31, 2016.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2017 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$113,826	3 - 12.5
Trademarks and tradenames	32,376	0 - 20
Non-compete agreements	4,248	3 - 20
Patents	2,812	15
Other assets	1,508	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$156,997

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $0.3 million for the quarter ended June 30, 2017 and a loss of $26,000 for the same quarter in the prior year. For the six month period ending June 30, 2017 and June 30, 2016, the Company recorded a loss of $0.2 million and $0.6 million, respectively. As of June 30, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary

	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	6	$650	$493
Sell CAD/Buy USD Fwd Contract	9	$7,100	$5,415
Total	15		$5,908

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2017 and December 31, 2016 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
	Fair Value as of:
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$—	$—	$5	$—
Sell CAD/Buy USD Fwd Contract	$—	$—	$72	$—

Total	$—	$—	$77	$—

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of June 30, 2017 and June 30, 2016 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Three and Six Months Ended June 30, 2017 and 2016

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$(15)	$8	$(23)	$(27)
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	(251)	(34)	(213)	(579)
Total		$(266)	$(26)	$(236)	$(606)

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at June 30, 2017 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at As of
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$(77)	$(351)	$—	$—	$(77)	$(351)

As of June 30, 2017, the fair value of derivatives in a net liability position was $77,000 inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $77,000.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.      SUBSEQUENT EVENTS

On July 25, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share payable September 11, 2017 to stockholders of record at the close of business Aug 10, 2017.

On July 25, 2017, the Company announced that it had entered into a definitive purchase agreement with Northwest Exterminating Co., Inc. to acquire its pest control business. The purchase price will be paid in cash. The closing of the transaction is expected in early August, subject to the satisfaction of customary conditions and regulatory approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 26, 2017, the Company reported its 45th consecutive quarter of improved revenue and earnings. Net income was $53.7 million for the second quarter ended June 30, 2017, as compared to $47.8 million for the prior year quarter, a 12.4% improvement.  Revenues increased by 5.5% to $433.6 million for the second quarter 2017 as compared to $411.1 million for the prior year second quarter.  The Company saw a negative impact on the exchange rate of the Canadian and Australian dollars and British pounds to U.S. dollars reducing revenues by $10.4 million and $9.0 for the second quarters ended June 30, 2017 and 2016, respectively and reduced pre-tax earnings by $2.0 million and $1.7 million, for the second quarters ended June 30, 2017 and 2016, respectively. Earnings for the quarter ended June 30, 2017 increased to $0.25 per diluted share, as compared to $0.22 per diluted share or 13.6% for the same period in 2016.

Rollins continued its solid financial performance generating $121.2 million in cash from operations year to date.

The Company announced on July 25, 2017 that we had entered into a definitive purchase agreement with Northwest Exterminating Co., Inc. Northwest has 23 offices in 5 southeastern states and is the nation’s 17th largest pest management company. Northwest performs services for approximately 120,000 customers and will continue to operate as a separate business, as one of Rollins’ Specialty Brands, along with HomeTeam, Western Pest Services and Waltham.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Revenue

Revenues for the second quarter ended June 30, 2017 increased $22.4 million or 5.5% to $433.6 million compared to $411.1 million for the second quarter ended June 30, 2016.  Growth occurred across all service lines. Substantially all of this increase in revenues was due to growth in customers and pricing while less than 1% of the increase was attributable to acquisitions made within the last twelve months.

The Company has three primary service offerings: commercial pest-control, residential pest-control and termite including ancillary services. During the second quarter ended June 30, 2017, commercial pest control revenue approximated 39% of the Company’s revenues, residential pest control approximated 42% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing second quarter 2017 to second quarter 2016, the Company’s commercial pest control revenue grew 5.1%, residential pest control revenue grew 5.9%, and termite and ancillary services revenue grew 6.1%.  Foreign operations accounted for approximately 7% of total revenues during the second quarters of both 2017 and 2016, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues

(in thousands)

	2017	2016	2015
First Quarter	$375,247	$352,736	$330,909
Second Quarter	433,555	411,133	392,150
Third Quarter	—	423,994	399,746
Fourth Quarter	—	385,614	362,500
Year ended December 31,	$808,802	$1,573,477	$1,485,305

ROLLINS, INC. AND SUBSIDIARIES

Cost of Services Provided

Cost of Services provided for the second quarter ended June 30, 2017 increased $8.5 million or 4.4%, compared to the quarter ended June 30, 2016. Gross margin for the second quarter was 52.8%, an increase of 0.5 percentage points compared to the prior year second quarter gross margin of 52.3%. The margin for the quarter benefited from improved efficiencies in routing and scheduling technology which also helped to lower salaries as a percent of revenue as there was a decrease in service salaries and administrative salaries as a percent of revenues from the prior year. Insurance and claims were lower than prior year as we emphasize safety in all areas. The gains the Company experienced were partially offset by higher gasoline expenses due to the increased cost of gasoline, leased vehicle costs, and higher maintenance fees. The Company experienced good cost control across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the second quarter ended June 30, 2017 increased $1.2 million to $13.5 million, an increase of 9.7%. Depreciation increased due to expenditures associated with the 2016 rollout of BOSS, the Company’s customer relationship management system, as well as acquisitions and equipment purchases while amortization of intangible assets increased due to amortization of customer contracts included in various acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2017 increased $3.1 million or 2.5%, to 29.9% of revenues, down 0.9 percentage points from 30.8% for the second quarter ended June 30, 2016.  The decrease in the percent of revenue is due to lower administrative salaries as percent of revenues as we maintain a quality support staff, while continuing to grow revenues. The Company experienced reduced personnel related expenses from lower group insurance costs. Telephone costs were lower as a percent of revenues due to a change of data service providers. As planned, the Company experienced increased sales salaries, sales promotions, and advertising expenses directed toward increased revenue production additionally there were higher use of outside contractors to develop and maintain the BOSS system.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $88,000 for the second quarter ended June 30, 2017, down from $0.6 million prior year. The 2017 gains were for the sales of Company owned vehicles and equipment. The Company sold its wildlife service franchise supplier and the sale of a branch location in second quarter 2016.

Income Taxes

Income Taxes for the second quarter ended June 30, 2017 increased $3.3 million or 11.2% to $32.5 million from $29.2 million reported for second quarter ended June 30, 2016. The effective tax rate was 37.7% for the second quarter ended June 30, 2017 and 37.9% for the second quarter ended June 30, 2016 the differences were primarily due to tax credits, state tax rates and the adoption of the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during its first quarter of 2017. Accordingly, the income tax provisions for the quarter ended June 30, 2017 include excess tax benefits of $0.3 million. Under prior guidance, these excess tax benefits would have been recorded in additional paid-in capital.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Revenue

Revenues for the six months ended June 30, 2017 increased $44.9 million or 5.9% to $808.8 million compared to $763.9 million for the six months ended June 30, 2016.    The Company saw an increase in lead closure on sales to new customers while average price remained relatively flat in most categories. Acquisitions contributed less than 1.0% of revenues for the first six months. The Company’s customer base continued to grow. The higher sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 40% of the Company’s revenues during the six months ended June 30, 2017, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue grew 5.2%, residential pest control revenue grew 6.4%, and termite and ancillary services revenue grew 6.7%. Foreign operations accounted for approximately 7% of total revenues for the first six months of both 2017 and 2016, respectively.

Cost of Services Provided

Cost of Services provided for the six months ended June 30, 2017 increased $19.9 million or 5.3% to $393.6 million compared to $373.7 million for the six months ended June 30, 2016. Gross margin increased to 51.3% an increase of 0.2 percentage points from 51.1% of revenues for the prior year-to-date. The year-to-date increase in gross margin transpired as the Company benefited from lower service salaries, administrative salaries and personnel related costs as a percent of revenue. Personnel related expenses were down as group insurance expense was less year-over-year. The Company recorded lower insurance expense as worker’s compensation claims and auto liability expense were down from 2016. Fleet expenses were greater as a percent of revenue as gasoline expense and lease vehicle costs increase. The Company maintained good cost controls across most spending categories.

ROLLINS, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended June 30, 2017 increased $3.3 million to $27.3 million, an increase of 13.9%, increasing 0.3 percentage points as a percent of revenue to 3.4% of revenue compared to 3.1% of revenue the prior year. Depreciation increased due to the investment associated with the 2016 rollout of BOSS as well as acquisitions and equipment purchases. Amortization of intangible assets increased due to amortization of customer contracts purchased in various acquisitions.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses for the six months ended June 30, 2017 increased $6.0 million or 2.5% to $244.8 million or 30.3% of revenues, from $238.8 million or 31.3% of revenues in the prior year period. The decrease in SG&A was primarily due to lower administrative salaries and personnel related cost, lower telephone costs, and reductions in bad debt expense. The gains in SG&A as a percent of revenues were partially offset by higher sales salaries due to increased commissions. The Company’s higher fleet expense was due to gasoline price increases and lease vehicle costs increase. Higher professional services fees increased as we use outside consultants on various projects and our BOSS system. The Company also increased spending on advertising and sales promotions to drive current and future revenues.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.1 million for the six month period ended June 30, 2017 a decrease of $0.6 million from $0.7 million for the six months ended June 30, 2016 due to the 2016 sale of our wildlife services franchise supplier and the sale of a branch location. The Company recognized net gains from the sale of Company owned vehicles and property in 2017 and 2016.

Income Taxes

Income Taxes for the six months ended June 30, 2017 increased $1.0 million or 2.1% to $49.4 million from $48.4 million reported for six months ended June 30, 2016. The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during 2017. Accordingly, the income tax provisions for the six months ended June 30, 2017 include excess tax benefits of $4.6 million. Under prior guidance, this excess tax benefits would have been recorded in additional paid-in capital. The effective tax rate was 34.5% for the six months ended June 30, 2017 and 37.8% for the six months ended June 30, 2016 primarily due to differences in tax credits, state tax rates and the adoption of ASU 2016-09.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $119.9 million and $96.5 million for the six months ended June 30, 2017, and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company is considering making contributions of $5.5 million to the Plans during the fiscal year ending December 31, 2017. In the opinion of management, Plan contributions will not have a material effect on the Company’s financial position, results of operations or liquidity for 2017.

The Company invested approximately $11.2 million in capital expenditures, exclusive of expenditures for business acquisitions, during the six months ended June 30, 2017, compared to $20.0 million during the same period in 2016, and expects to invest approximately $17.0 million for the remainder of 2017. Capital expenditures for the first six months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the six months ended June 30, 2017, the Company made expenditures for acquisitions totaling $6.2 million, compared to $35.0 million during the same period in 2016. A total of $50.1 million was paid in cash dividends ($0.23 per share) during the first six months of 2017, compared to $43.7 million or ($0.20 per share) during the same period in 2016. On July 25, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share payable September 11, 2017 to stockholders of record at the close of business August 10, 2017 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first six months of 2017 compared to the repurchase of approximately 0.4 million shares at a weighted average price of $26.61 during the first six months of 2016. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.7 million and $7.4 million of common stock for the six months ended June 30, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheet as of June 30, 2017 and December 31, 2016 includes short-term unearned revenues of $113.0 million and $99.8 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $194.8 million of total cash at June 30, 2017, is held at various banking institutions. Approximately $56.5 million is held in cash accounts at foreign bank institutions and the remaining $138.3 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On July 25, 2017, the Company announced that it had entered into a definitive purchase agreement with Northwest Exterminating Co., Inc. The purchase price of approximately $120 million will be paid in cash. Details about this transaction will be filed upon closing of the transaction. The purchase is expected to close in early August, subject to the satisfaction of customary conditions and regulatory approval.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.   The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of June 30, 2017.    The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2017.

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

On December 2, 2014, Plaintiff Killian Pest Control sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense in the United States District Court, Northern District of California, alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act, and California’s Cartwright Act and Business and Professions Code.  Plaintiff sought a declaratory judgment that the alleged misconduct violates the Sherman and Cartwright Acts, and the Business and Professions Code; a permanent injunction against continuing alleged violations; and monetary damages.  The case was dismissed with prejudice by the Court’s Order of  July 3, 2017 following the parties’ agreement to settle the matter with a payment by HomeTeam of $21,000.

On December 2, 2014, Plaintiff Jose Luis Garnica, on behalf of himself and a class of similarly situated customers, sued Rollins, Inc. and its subsidiary HomeTeam Pest Defense alleging that HomeTeam’s exclusive use of its “tubes in the walls” system violates the federal Sherman Antitrust Act.  A second Plaintiff, Cora Potter, subsequently was added.  Plaintiffs sought a declaratory judgment that the alleged misconduct violates the Sherman Act; a permanent injunction against continuing violations; and monetary damages.  On February 3, 2017, the Court issued an order denying Plaintiffs’ Motion for Class Certification.  At a hearing on February 9, 2017, the Court granted Plaintiffs’ leave to seek certification of a class of customers limited to their own geographic market, the Bakersfield, California area.  Plaintiffs then sought leave from the ninth Circuit Court of Appeals to appeal the ruling on class certification, but leave was denied.  On May 30, 2017 the Plaintiffs filed a request to dismiss the lawsuit with prejudice as to the named Plaintiffs and without prejudice as to the putative class members.  The case was dismissed by order of the Court on June 8, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See note 9 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2017, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2017 were as follows:

Period	Total Number of shares Purchased (1)	Weighted-Average Price paid per Share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plans
April 1 to 30, 2017	—	$—	—	5,073,611
May 1 to 31, 2017	4,083	38.83	—	5,073,611
June 1 to 30, 2017	—	—	—	5,073,611
Total	4,083	$38.83	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts:

April 2017:0; May 2017: 4,083; and June 2017: 0

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

Item 5. Other Information

On July 25, 2017, Rollins, Inc., (the “Company”) announced that it had entered into a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company, Northwest Exterminating Co., Inc. (“Northwest”), NW Holdings, LLC, and the Stockholders of Northwest Exterminating Co., Inc. pursuant to which the Company will acquire (the “Acquisition”) 100% of the equity interest of Northwest from the stockholders. Subject to post-closing adjustments, the purchase price to be paid for the Acquisition is estimated to be approximately $120 million cash plus the opportunity for certain future earnout payments over the next three years. The purchase price was negotiated at arm’s-length and the agreement contains customary representations, warranties, noncompetition agreements and holdback provisions.

The closing of the Acquisition is subject to the satisfaction of customary conditions including the truth and accuracy of the representations and warranties of the sellers, the performance of the obligation of the sellers, and the absence of any material adverse effect (as defined in the Purchase Agreement) and the receipt of necessary regulatory approvals.

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

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to exhibit 3(ii) as filed with its Form 10-Q for the quarter ended March 31, 2017.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 28, 2017	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

