Form 10-Q
period 2017-09-30
ROLLINS INC
filed 2017-10-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Rollins, Inc. had 217,975,154 shares of its $1 par value Common Stock outstanding as of October 16, 2017.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(in thousands except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$113,396	$142,785
Trade receivables, net of allowance for doubtful accounts of $11,922 and $11,443, respectively	110,325	88,490
Financed receivables, short-term, net of allowance for doubtful accounts of $1,535 and $1,727, respectively	17,208	15,968
Materials and supplies	15,380	13,724
Other current assets	26,617	29,204
Total current assets	282,926	290,171
Equipment and property, net	132,865	133,477
Goodwill	372,924	255,665
Customer contracts	141,385	117,466
Other intangible assets	45,973	44,310
Financed receivables, long-term, net of allowance for doubtful accounts of $1,357 and $1,430, respectively	18,995	16,748
Deferred income taxes	32,491	41,877
Other assets	18,968	16,824
Total assets	$1,046,527	$916,538
LIABILITIES
Accounts payable	$36,195	$30,284
Accrued insurance	27,830	26,201
Accrued compensation and related liabilities	75,087	75,839
Unearned revenues	118,950	99,820
Other current liabilities	50,724	44,847
Total current liabilities	308,786	276,991
Accrued insurance, less current portion	34,014	32,023
Accrued pension	1,759	2,880
Long-term accrued liabilities	51,529	36,099
Total liabilities	396,088	347,993
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 217,975,154 and 217,791,511 shares issued and outstanding, respectively	217,975	217,792
Paid in capital	78,482	77,452
Accumulated other comprehensive loss	(59,601)	(70,075)
Retained earnings	413,583	343,376
Total stockholders’ equity	650,439	568,545
Total liabilities and stockholders’ equity	$1,046,527	$916,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(in thousands per except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Customer services	$450,442	$423,994	$1,259,244	$1,187,863
COSTS AND EXPENSES
Cost of services provided	218,781	205,608	612,424	579,353
Depreciation and amortization	14,313	13,083	41,630	37,073
Sales, general and administrative	134,932	125,407	379,753	364,207
Gain on sale of assets, net	(66)	(52)	(179)	(720)
Interest income, net	(79)	(18)	(342)	(156)
INCOME BEFORE INCOME TAXES	82,561	79,966	225,958	208,106
PROVISION FOR INCOME TAXES	31,131	30,315	80,569	78,744
NET INCOME	$51,430	$49,651	$145,389	$129,362
NET INCOME PER SHARE - BASIC AND DILUTED	$0.24	$0.23	$0.67	$0.59
DIVIDENDS PAID PER SHARE	$0.115	$0.10	$0.345	$0.30
Weighted average participating shares outstanding - basic and diluted	217,988	218,039	217,987	218,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$51,430	$49,651	$145,389	$129,362
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	4,085	(2,957)	10,474	4,422
Other comprehensive earnings (loss)	4,085	(2,957)	10,474	4,422
Comprehensive earnings	$55,515	$46,694	$155,863	$133,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands) (unaudited)

						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2015	218,753	$218,753	(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							167,369	167,369
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,883)	(22,719)
Common Stock Retired	(200)	(200)	200	200				—
Stock Compensation	388	388	—	—	12,027	—	—	12,415
Employee Stock Buybacks	(313)	(313)	—	—	(8,036)	—	—	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	217,792	217,792	—	—	77,452	(70,075)	343,376	568,545
Net Income							145,389	145,389
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	—	—	10,474	—	10,474
Cash Dividends	—	—	—	—	—	—	(75,182)	(75,182)
Stock Compensation	417	417	—	—	8,989	—	—	9,406
Employee Stock Buybacks	(234)	(234)	—	—	(7,959)	—	—	(8,193)
Balance at September 30, 2017	217,975	217,975	—	—	78,482	(59,601)	413,583	650,439

(1)    Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMER 30, 2017 AND 2016

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$145,389	$129,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,630	37,073
Provision for deferred income taxes	9,386	4,954
Provision for bad debts	7,222	8,320
Stock - based compensation expense	9,406	9,429
Excess tax benefits from share-based payments	—	(3,536)
Other, net	(728)	(700)
Changes in operating assets and liabilities	(22,918)	(26,743)
Net cash provided by operating activities	189,387	158,159
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(127,881)	(40,824)
Purchases of equipment and property	(17,217)	(27,128)
Proceeds from sales of franchises	437	199
Other	67	1,133
Net cash used in investing activities	(144,594)	(66,620)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(8,193)	(31,043)
Dividends paid	(75,182)	(65,506)
Excess tax benefits from share-based payments	—	3,536
Net cash used in financing activities	(83,375)	(93,013)
Effect of exchange rate changes on cash	9,194	6,163
Net increase/(decrease) in cash and cash equivalents	(29,388)	4,689
Cash and cash equivalents at beginning of period	142,785	134,574
Cash and cash equivalents at end of period	$113,397	$139,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month period ended September 30, 2017 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards to be adopted in 2017 or later

The Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today’s revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

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

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on its revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. As part of its preparation to adopt the standard, the Company established an initial project governance framework, selected a working group and hired a third party service provider to assist with the evaluation. The Company has completed a preliminary review of a representative sample of contracts with its customers and identified the variable consideration provisions of the new guidance as potentially having the most impact on the Company’s method of recognizing revenue. In the next phases of solution development and implementation, the Company will prepare technical accounting memorandums, draft new formal accounting policies, outline and refine required disclosures, identify new IT system requirements, as well as assess the need for additional contract reviews to ensure a representative sample of how the Company contracts with its customers has been chosen. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

ROLLINS, INC. AND SUBSIDIARIES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

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

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted earnings per share
Common stock	$0.24	$0.23	$0.67	$0.59
Restricted shares of common stock	$0.23	$0.23	$0.65	$0.59

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

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2017 and December 31, 2016.

NOTE 6. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2017, the Company paid $75.2 million or $0.345 per share in cash dividends compared to $65.5 million or $0.30 per share during the same period in 2016.

During the third quarter ended September 30, 2017, the Company did not repurchase shares on the open market. During the same period 2016, the Company repurchased 0.4 million shares on the open market of its $1 par value common stock at a weighted average price of $27.77 per share. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2017. During the first nine months of 2016, the Company repurchased approximately 0.8 million shares at a weighted average price of $27.19.

The Company also repurchases shares from employees for the payment of taxes on vesting restricted shares. The Company repurchased $0.5 million and $0.9 million of common stock for the quarter ended September 30, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares and $8.2 million and $8.3 million of common stock for the nine months ended September 30, 2017 and 2016, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, stock options, time lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2017, approximately 4.3 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Time lapse restricted stock:
Pre-tax compensation expense	$3,031	$3,049	$9,406	9,429
Tax benefit	(1,173)	(1,180)	(3,640)	(3,649)
Restricted stock expense, net of tax	$1,858	$1,869	$5,766	$5,780

The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during its first quarter of 2017. Accordingly, the income tax provisions for the quarter ended September 30, 2017 and the nine months ended September 30, 2017 include excess tax benefits of $0.4 million and $5.0 million, respectively. Under prior guidance, these excess tax benefits would have been recorded in additional paid-in capital.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2017:

		Average Grant-
	Number of	Date Fair
	Shares	Value
Unvested Restricted Stock at December 31, 2016	2,261	$20.21
Forfeited	(31)	22.64
Vested	(676)	17.16
Granted	448	33.88
Unvested Restricted Stock at September 30, 2017	2,002	$24.25

At September 30, 2017 and December 31, 2016, the Company had $35.0 million and $29.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years and 3.8 years, respectively.

NOTE 7. PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation - Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Interest and service cost	$2,138	$2,350	$6,414	$7,050
Expected return on plan assets	(3,342)	(3,305)	(10,026)	(9,915)
Amortization of net loss	830	816	2,490	2,448
Net periodic benefit	$(374)	$(139)	$(1,122)	$(417)

During the nine months ended September 30, 2017 the Company made no contributions to its defined benefit retirement plans (the “Plans”). During the same time frame in prior year the Company made $3.0 million in contributions. The Company made $3.3 million in contributions for the year ended December 31, 2016. The Company is adequately funded on its Pension Plans and is not expecting to make further contributions in 2017.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8. BUSINESS COMBINATIONS

The Company made 19 acquisitions during the nine month period ended September 30, 2017, and 34 acquisitions for the year ended December 31, 2016, respectively, as disclosed on various press releases and related Current Reports on Form 8-K.

On August 1, 2017 Rollins, Inc. completed its acquisition of Northwest Exterminating Co., Inc.’s pest control business. Based in Marietta, Ga., Northwest was established in 1951 and services approximately 120,000 customers in Georgia, South Carolina, Tennessee, Alabama, and North Carolina. Pest control industry trade publication PCT Magazine listed Northwest as the 17th largest pest control operator in the country in its most recent 2017 list.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30,
2017
Accounts Receivable	$3,595
Current Assets	464
Equipment and property	2,245
Goodwill and other intangible assets	158,513
Current liabilities	(21,493)
Long-term liabilities	151
Total consideration paid	$143,475
Less: Contingent consideration liability	(15,593)
Total cash purchase price	$127,882

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $372.9 million and $255.7 million at September 30, 2017 and December 31, 2016, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $46.4 million at September 30, 2017 and $42.7 million at December 31, 2016.

The Company completed its most recent annual impairment analyses as of September 30, 2017. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $141.4 million and $117.5 million at September 30, 2017 and December 31, 2016, respectively, and the carrying amount of other intangible assets was $46.0 million and $44.3 million at September 30, 2017 and December 31, 2016, respectively. The carrying amount of customer contracts in foreign countries was $31.0 million and $29.7 million at September 30, 2017 and December 31, 2016, respectively and the carrying amount of other intangible assets in foreign countries was $3.6 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2017 (in thousands):

	Carrying	Useful Life
Intangible Asset	Value	in Years
Customer contracts	$141,385	3 - 12.5
Trademarks and tradenames	35,196	0 - 20
Non-compete agreements	4,245	3 - 20
Patents	2,676	3 - 15
Other assets	1,629	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$187,358

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

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. The Company uses foreign currency derivatives, specifically vanilla foreign currency forwards, to manage its exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. Currency forward agreements involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

ROLLINS, INC. AND SUBSIDIARIES

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $0.2 million for the quarter ended September 30, 2017 and a gain of $0.1 million for the same quarter in the prior year. For the nine month period ending September 30, 2017 and September 30, 2016, the Company recorded a loss of $0.3 million and $0.5 million, respectively. As of September 30, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of
	Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	6	$650	$493
Sell CAD/Buy USD Fwd Contract	10	$6,050	$4,714
Total	16	$6,700	$5,207

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2017 and December 31, 2016 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location			Other Current	Other Current
	Other Assets	Other Assets	Liabilities	Liabilities
Sell AUD/Buy USD Fwd Contract	$—	$—	$16	$—
Sell CAD/Buy USD Fwd Contract	$—	$—	$137	$—
Total	$—	$—	$153	$—

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of September 30, 2017 and September 30, 2016 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated

as Hedging Instruments for the Three and Nine Months Ended September 30, 2017 and 2016

		Amount of Gain or
		(Loss) Recognized		Amount of Gain or
		in Income		(Loss) Recognized in
	Location of Gain or	Three Months		Income
Derivatives Not Designated as	(Loss) Recognized	Ended		Nine Months Ended
Hedging Instruments	in Income	September 30,		September 30,
		2017	2016	2017	2016
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$(11)	$(9)	$(29)	$(36)
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	(224)	103	(319)	(476)
Total		$(235)	$94	$(348)	$(512)

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at September 30, 2017 (in thousands):

Recurring Fair Value Measurements
Quoted Prices in Active
	Markets for Identical		Significant Other		Significant
	Assets and Liabilities		Observable Inputs		Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total Fair Value at As of
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$(153)	$(122)	$—	$—	$(153)	$(122)

As of September 30, 2017, the fair value of derivatives in a net liability position was $0.2 million inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $0.2 million.

NOTE 10. SUBSEQUENT EVENTS

On October 24, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share plus a special year-end dividend of $0.10 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 25, 2017, the Company reported its 46th consecutive quarter of improved revenue and earnings. Net income was $51.4 million for the third quarter ended September 30, 2017, as compared to $49.7 million for the prior year quarter, a 3.6% improvement.  Revenues increased by 6.2% to $450.4 million for the third quarter 2017 as compared to $424.0 million for the prior year third quarter.  The Company saw a negative impact on the exchange rate of the Canadian and Australian dollars and British pounds to U.S. dollars reducing revenues by $8.4 million and $9.0 million for the third quarters ended September 30, 2017 and 2016, respectively and reduced pre-tax earnings by $1.6 million and $1.5 million, for the third quarters ended September 30, 2017 and 2016, respectively. Earnings for the quarter ended September 30, 2017 increased 4.3% to $0.24 per diluted share, as compared to $0.23 per diluted share for the same period in 2016.

We were disappointed with the impact to revenue and profitability that Hurricane Harvey had on several of the Company’s regions: Southwest and North Texas, South Central Commercial, Oklahoma, Louisiana, and Mississippi. These areas were negatively impacted by pre-hurricane preparation, flood conditions, closed branches, and our inability to service many of our customers.

Fortunately our people were unharmed, and, where appropriate, we compensated them even when they were unable to work. Our Employee Relief Fund has also been beneficial to many impacted employees. Hurricane Irma followed at the end of August with a similar effect in Florida, Georgia, Alabama, Mississippi, and Louisiana.

On August 1, 2017, the Company completed the acquisition of Northwest Exterminating Co., Inc. Northwest has 23 offices in 5 southeastern states and was the nation’s 17th largest pest management company. Northwest performs services for approximately 120,000 customers and will continue to operate as a separate business, as one of Rollins’ Specialty Brands, along with HomeTeam, Western Pest Services and Waltham.

Rollins continued its solid financial performance generating $189.4 million in cash from operations year to date.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenue
Revenues for the third quarter ended September 30, 2017 increased $26.4 million or 6.2% to $450.4 million compared to $424.0 million for the third quarter ended September 30, 2016.  Growth occurred across all service lines. Approximately 2.3 percentage points of the 6.2% increase came from acquisitions while growth in customers and pricing made up the remaining 3.9 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the third quarter ended September 30, 2017, commercial pest control revenue approximated 39% of the Company’s revenues, residential pest control approximated 43% of the Company’s revenues, and termite and ancillary service revenue approximated 17% of the Company’s revenues. Comparing third quarter 2017 to third quarter 2016, the Company’s commercial pest control revenue grew 4.9%, residential pest control revenue grew 6.1%, and termite and ancillary services revenue grew 10.1%.  Foreign operations accounted for approximately 8% of total revenues during the third quarters of both 2017 and 2016.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2017	2016	2015
First Quarter	$375,247	$352,736	$330,909
Second Quarter	433,555	411,133	392,150
Third Quarter	450,442	423,994	399,746
Fourth Quarter	—	385,614	362,500
Year ended December 31,	$1,259,244	$1,573,477	$1,485,305

Cost of Services Provided

Cost of Services provided for the third quarter ended September 30, 2017 increased $13.2 million or 6.4% to $218.8 million, compared to $205.6 million the quarter ended September 30, 2016. Gross margin for the third quarter was 51.4%, a decrease of 0.1 percentage points compared to the prior year third quarter gross margin of 51.5%. The margin for the quarter was negatively affected by the storms in the Southeast and Southwest. The quarter benefitted from improved efficiencies in routing and scheduling technology which also helped to lower salaries as a percent of revenue, specifically as there was a decrease in service salaries and administrative salaries as a percent of revenues from the prior year. Insurance and claims were lower than prior year as a percent of revenue. These gains the Company experienced were offset by higher personnel related costs as we integrate acquisitions and payroll taxes and group insurance increases. Fleet expenses increased due to the increased cost of gasoline, increased leased vehicle costs, and higher maintenance fees. Materials and supplies were higher as we increased our termite baiting customers.

Depreciation and Amortization

Depreciation and Amortization expenses for the third quarter ended September 30, 2017 increased $1.2 million to $14.3 million, an increase of 9.4%. Depreciation increased due to expenditures associated with the 2016 rollout of BOSS, the Company’s customer relationship management system, as well as acquisitions and equipment purchases while amortization of intangible assets increased due to amortization of customer contracts included in various acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2017 increased $9.5 million or 7.6%, to 30.0% of revenues, up 0.4 percentage points from 29.6% for the third quarter ended September 30, 2016.  The increase in the percent of revenue is due to higher planned sales commissions related to increased revenue and higher planned outside contractor costs to enhance the BOSS system. The increases were partially offset by efficiencies in administrative salaries as a percent of revenues as we maintain a quality support staff, while continuing to grow revenues. Fleet expenses and telephone costs were up as we integrated several acquisitions.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $66,000 for the third quarter ended September 30, 2017, up from $52,000 prior year. The gains were for the sales of Company owned vehicles and equipment.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the third quarter ended September 30, 2017 increased $0.8 million or 2.7% to $31.1 million from $30.3 million reported for third quarter ended September 30, 2016. The effective tax rate was 37.7% for the third quarter ended September 30, 2017 and 37.9% for the third quarter ended September 30, 2016. The differences were primarily due to tax credits, state tax rates and the adoption during first quarter 2017 of the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. Accordingly, the income tax provisions for the quarter ended September 30, 2017 include excess tax benefits of $0.4 million. Under prior guidance, these excess tax benefits would have been recorded in additional paid-in capital.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

Revenues for the nine months ended September 30, 2017 increased $71.4 million or 6.0% to $1.259 billion compared to $1.188 billion for the nine months ended September 30, 2016.    The Company saw an increase in lead closure on sales to new customers while average price remained relatively flat in most categories. Approximately 1.4 percentage points of the 6.0% increase came from acquisitions while growth in customers and pricing made up the remaining 4.6 percentage points. The Company’s customer base continued to grow. The higher sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 39% of the Company’s revenues during the nine months ended September 30, 2017, residential pest control revenue approximated 42% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue grew 5.1%, residential pest control revenue grew 6.3%, and termite and ancillary services revenue grew 7.9%. Foreign operations accounted for approximately 8% and 7% of total revenues for the first nine months of 2017 and 2016, respectively.

Cost of Services Provided

Cost of Services provided for the nine months ended September 30, 2017 increased $33.1 million or 5.7% to $612.4 million compared to $579.4 million for the nine months ended September 30, 2016. Gross margin increased to 51.4%, an increase of 0.2 percentage points from 51.2% of revenues for the prior year-to-date. The year-to-date increase in gross margin was due to the Company’s lower service salaries and administrative salaries as a percent of revenue as we leveraged our existing employees over increased revenues and had good cost control. The Company recorded lower insurance expense as a percent of revenue compared to 2016. Fleet expenses were greater as a percent of revenue as gasoline expense and lease vehicle costs increase. The Company maintained good cost controls across most spending categories.

Depreciation and Amortization

Depreciation and Amortization expenses for the nine months ended September 30, 2017 increased $4.6 million to $41.6 million, an increase of 12.3%, increasing 0.2 percentage points as a percent of revenue to 3.3% of revenue compared to 3.1% of revenue the prior year. Depreciation increased due to the investment associated with the 2016 rollout of BOSS as well as acquisitions and equipment purchases. Amortization of intangible assets increased due to amortization of customer contracts purchased in various acquisitions.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses for the nine months ended September 30, 2017 increased $15.5 million or 4.3% to $379.8 million or 30.2% of revenues, from $364.2 million or 30.7% of revenues in the prior year period. The decrease in SG&A as a percent of revenue was due primarily to lower administrative salaries and personnel related cost, and reductions in bad debt expense. The gains in SG&A as a percent of revenues were partially offset by higher sales salaries due to increased commissions on higher revenues. The Company’s higher fleet expense was due to gasoline price increases and lease vehicle costs increase. Higher professional services fees increased as we use outside consultants on various projects and our BOSS system.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.2 million for the nine month period ended September 30, 2017 and a decrease of $0.5 million from $0.7 million for the nine months ended September 30, 2016 due to the 2016 sale of our wildlife services franchise supply distributor and the sale of a branch location. The Company recognized net gains from the sale of Company owned vehicles and property in 2017 and 2016.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the nine months ended September 30, 2017 increased $1.8 million or 2.3% to $80.6 million from $78.7 million reported for nine months ended September 30, 2016. The Company adopted the amendments of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting during 2017. Accordingly, the income tax provisions for the nine months ended September 30, 2017 include excess tax benefits of $5.0 million. Under prior guidance, this excess tax benefits would have been recorded in additional paid-in capital. The effective tax rate was 35.7% for the nine months ended September 30, 2017 and 37.8% for the nine months ended September 30, 2016 primarily due to differences in tax credits, state tax rates and the adoption of ASU 2016-09.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $189.4 million and $158.2 million for the nine months ended September 30, 2017, and 2016, respectively. During the nine months ended September 30, 2017 the Company made no contribution to its defined benefit retirement plan while making $3.0 million in contributions for the same period in 2016. The Company is adequately funded on its Pension Plans and is not expecting to make further contributions in 2017.

The Company invested approximately $17.2 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended September 30, 2017, compared to $27.1 million during the same period in 2016, and expects to invest approximately $8.0 million for the remainder of 2017. Capital expenditures for the first nine months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the nine months ended September 30, 2017, the Company made expenditures for acquisitions totaling $127.9 million, compared to $40.8 million during the same period in 2016. A total of $75.2 million was paid in cash dividends ($0.345 per share) during the first nine months of 2017, compared to $65.5 million or ($0.30 per share) during the same period in 2016. On October 24, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.115 per share plus a special year-end dividend of $0.10 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2017 compared to the repurchase of approximately 0.8 million shares at a weighted average price of $27.19 during the first nine months of 2016. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $8.2 million and $8.3 million of common stock for the nine months ended September 30, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of September 30, 2017 and December 31, 2016 includes short-term unearned revenues of $119.0 million and $99.8 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $113.4 million of total cash at September 30, 2017, is held at various banking institutions. Approximately $64.7 million is held in cash accounts at foreign bank institutions and the remaining $48.7 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little third-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.  The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of September 30, 2017. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2017.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; possible defined benefit retirement plan contributions and their effect on the Company’s financial position, results of operations and liquidity; the Company’s expectation regarding capital expenditure for the remainder of 2017; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company’s termite process and pest control selling and treatment methods; the Company’s ability to identify and integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 9 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ROLLINS, INC. AND SUBSIDIARIES

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2017, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 4 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2017 were as follows:

			Total number of
			shares purchased	Maximum number of
	Total Number	Weighted-Average	as part of publicly	shares that may yet be
	of shares	Price paid per	announced	purchased under the
Period	Purchased (1)	Share	repurchases (2)	repurchase plans
July 1 to 31, 2017	—	$—	—	5,073,611
August 1 to 31, 2017	—	—	—	5,073,611
September 1 to 30, 2017	10,841	46.14	—	5,073,611
Total	10,841	$46.14	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2017: 0; August 2017: 0; and September 2017: 10,841

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.
18

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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
(10.1) +

Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017

	(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(101.INS)	XBRL Instance Document

	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
+		Confidential treatment has been requested for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the securities and Exchange Commission.
19

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 27, 2017	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
20