Form 10-K
period 2017-12-31
ROLLINS INC
filed 2018-02-26
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	(Do not check if a smaller reporting company)
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2017 was $3,875,558,068 based on the reported last sale price of common stock on June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter.
Rollins, Inc. had 218,209,925 shares of Common Stock outstanding as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

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

For a listing of the Company's Subsidiaries, see Note 1 - Summary of Significant Accounting Policies of Notes to the Financial Statements (Part II, Item 8, of this Form 10-k).
The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Australia, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 28 and 29. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.
Common Stock Repurchase Program
All share and per share data presented have been adjusted to account for the three-for-two stock split effective March 10, 2015. At the July 24, 2012 Board of Directors’ meeting, the Board authorized the purchase of 7.5 million shares of the Company’s common stock. During the year ended December 31, 2017, the Company did not repurchase shares on the open market compared to 0.8 million shares at a weighted average price of $27.19 in 2016, respectively. In total, there are 5.1 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

December 31,	2017	2016	2015
Backlog	$4,875	$5,303	$4,352
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

	At December 31,
Orkin Franchises	2017	2016	2015
Domestic Franchises	47	50	51
International Franchises	81	70	48
Total Franchises	128	120	99

Critter Control Franchises

The Company expands its animal control growth through Critter Control’s franchise program. The Company has purchased several Critter Control locations from its franchise owners while renaming and converting several Trutech locations to Critter Control. The majority of Critter Control’s locations are franchised. Critter Control has franchises in the United States and two Canada as of December 31, 2017 and 2016 respectively.

	At December 31,
Franchises	2017	2016	2015
Critter Control Franchises	89	94	108
Rollins Australia Franchises

The Company has Australian franchises through Rollins Australia’s wholly-owned subsidiary, Murray Pest Control and Scientific Pest Management. The Company purchased Murray Pest Control and Scientific Pest Management in 2016.

	At December 31,
Rollins Australia Franchises	2017	2016
Murray Pest Control franchises	8	4
Scientific Pest Management franchises	3	3
Total Franchises	11	7
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

	Total Net Revenues
(in thousands)	2017	2016	2015
First Quarter	$375,247	$352,736	$330,909
Second Quarter	433,555	411,133	392,150
Third Quarter	450,442	423,994	399,746
Fourth Quarter	414,713	385,614	362,500
Years ended December 31,	$1,673,957	$1,573,477	$1,485,305
Inventories
The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.
Competition
The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, Permatreat, Rollins Australia, Critter Control, Safeguard Pest Control and Northwest Exterminating competes favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab, Rentokil and Anticimex.
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
Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”)
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
Employees
The number of persons employed by the Company as of January 31, 2018 was approximately 13,000.

December 31,	2017	2016	2015
Employees	13,126	12,153	11,268
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
Our strong brands, Rollins, Orkin, HomeTeam Pest Defense, Western Pest Services, Northwest Exterminating, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, Permatreat, Critter Control, Allpest, Safeguard Pest Control and other strong brands have significantly contributed to the success of our business.  Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers.  Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures.  Further, if our brands are significantly damaged, our business, operating results, and financial condition may be materially and adversely affected.  Maintaining and enhancing our brands will depend largely on our ability to remain a service leader and continue to provide high-quality, pest control products and services that are truly useful and play a meaningful role in people’s lives.

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
We operate in a highly competitive industry. Our revenues and earnings may be affected by changes in competitors’ prices, and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are service quality, and product availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service are excellent, we cannot assure investors that we will be able to maintain our competitive position.

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
Our operations could be affected if there is unauthorized access of personal, financial, or other data or information about our customers, employees, third parties, or of Company’s proprietary of confidential information. We could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

Our information technology systems, as well as the information technology systems of our third party business partners and service providers, can contain personal, financial, health, or other information that is entrusted to us by our customers and employees. Our information technology systems also contain Company’s and its wholly-owned subsidiaries’ proprietary and other confidential information related to our business, such as business plans and product development initiatives. We rely on, among other things, commercially available vendors, cyber protection systems, software, tools and monitoring to provide security for processing, transmission and storage of this information and data. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, meet standards set by the payment card industry (“PCI”). We continue to evaluate and modify our systems and protocols for data security compliance purposes, and such standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with applicable standards could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Also, a breach of data security could expose us to customer litigation and costs related to the reporting and handling of such a breach.
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
Our franchisees, subcontractors, and vendors could take actions that could harm our business.
Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. This could adversely impact our business, financial position, results of operations and cash flows. Similarly, if subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.
From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards in relation to our franchised operations and certain economic terms of our franchise arrangements. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding. Our reputation, business, financial position, results of operations and cash flows could be materially adversely impacted and the price of our common stock could decline.
Our brand recognition could be impacted if we are not able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and service marks, Orkin®, Orkin Canada®, AcuridSM, Western Pest Services®, the Industrial Fumigant Company, HomeTeam Pest Defense®, TAEXX®, Critter Control®, Northwest Exterminating®, Allpest®, Murray®, Safeguard® and others. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.
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

Item 4.A.    Executive Officers of the Registrant.
Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next Annual Meeting of Stockholders or until his or herearlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of the Company and their ages, offices within the Company, and the dates from which they have continually served in their present offices with the Company.

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	86	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	73	Vice Chairman and Chief Executive Officer	7/24/2001
John Wilson (3)	60	President and Chief Operating Officer	1/23/2013
Paul E Northen (4)	53	Vice President, Chief Financial Officer and Treasurer	1/26/2016
Elizabeth Chandler (5)	54	Corporate Secretary and Chief Legal Officer	1/1/2018

(1)	R. Randall Rollins and Gary W. Rollins are brothers.

(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.

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

(5)
Elizabeth (Beth) Brannen Chandler joined Rollins in 2013 as Vice President and General Counsel. In 2016, Beth assumed responsibility for the Risk Management and Internal Audit groups. She was appointed to Corporate Secretary in January 2018. Before joining Rollins, Mrs. Chandler was vice president, general counsel and corporate secretary for Asbury Automotive. Prior to working with Asbury, Mrs. Chandler served as city attorney for the City of Atlanta; and she served as vice president, assistant general counsel and corporate secretary for Mirant Corp.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL. The high and low prices of the Company’s common stock and dividends paid for each quarter in the years ended December 31, 2017 and 2016, were as follows:
STOCK PRICES AND DIVIDENDS
Rounded to the nearest $.01

			Dividends Paid Per Share				Dividends Paid Per Share
	Stock Price				Stock Price
2017	High	Low		2016	High	Low
First Quarter	$37.29	$32.82	$0.12	First Quarter	$29.11	$23.69	$0.10
Second Quarter	$43.75	$35.82	$0.12	Second Quarter	$29.27	$26.21	$0.10
Third Quarter	$46.22	$39.90	$0.12	Third Quarter	$29.71	$27.29	$0.10
Fourth Quarter	$48.29	$42.82	$0.22	Fourth Quarter	$34.24	$28.00	$0.20

As of January 31, 2018, there were 2,496 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

On January 23, 2018 the Board of Directors approved a 21.7% increase in the Company's quarterly cash dividend per common share to $0.14 payable March 9, 2018 to stockholders of record at the close of business February 9, 2018. On October 24, 2017, the Board of Directors declared its regular $0.115 per share as well as a special year-end dividend of $0.10 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities
During the years ended December 31, 2017, the Company did not repurchase shares on the open market compared to 0.8 million shares at a weighted average price of $27.19 in 2016. In total, there remain 5.1 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2017	—	$—	—	5,073,611
November 1 to 30, 2017	—	—	—	5,073,611
December 1 to 31, 2017	1,167	46.53	—	5,073,611
Total	1,167	$46.53	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2017: 0; November 2017: 0; and December 2017: 1,167.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and peer group composite index
Cumulative Total Shareholder Return $ at Fiscal Year End	2012	2013	2014	2015	2016	2017
Rollins, Inc.	100.00	139.85	155.55	185.54	246.31	344.05
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Index	100.00	130.77	146.46	159.68	185.38	227.58

ASSUMES INITIAL INVESTMENT OF $100
*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS
NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6    Selected Financial Data
The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.
FIVE-YEAR FINANCIAL SUMMARY
Rollins, Inc. and Subsidiaries

STATEMENT OF OPERATIONS DATA:
	(in thousands except per share data)
Years ended December 31,	2017	2016	2015	2014	2013
Revenues	$1,673,957	$1,573,477	$1,485,305	$1,411,566	$1,337,374
Income Before Income Taxes	294,502	260,636	243,178	219,484	191,606
Net Income	179,124	167,369	152,149	137,664	123,330
Earnings Per Share - Basic:	0.82	0.77	0.70	0.63	0.56
Earnings Per Share - Diluted:	0.82	0.77	0.70	0.63	0.56
Dividends paid per share	0.56	0.50	0.42	0.35	0.30
OTHER DATA:
Net cash provided by operating activities	$235,370	$226,525	$196,356	$194,146	$162,665
Net cash used in investing activities	(154,175)	(76,842)	(69,942)	(89,471)	(30,790)
Net cash used in financing activities	(130,263)	(136,371)	(97,216)	(106,519)	(75,653)
Depreciation	27,381	24,725	19,354	16,627	14,415
Amortization of intangible assets	29,199	26,177	25,168	26,882	25,156
Capital expenditures	$(24,680)	$(33,081)	$(39,495)	$(28,739)	$(18,632)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$262,795	$290,171	$269,434	$241,194	$234,924
Total assets	1,033,663	916,538	848,651	808,162	739,217
Stockholders’ equity	$653,924	$568,545	$524,029	$462,676	$438,255
Number of shares outstanding at year-end	217,992	217,792	218,553	218,283	218,797

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
The Company
Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in North America, Australia, and Europe with international franchises in Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico. Services are performed through a contract that specifies the treatment and the pricing arrangement with the customer.
The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.
Overview
RESULTS OF OPERATIONS

				% better/(worse) as compared to prior year
	(in thousands)
Years ended December 31,	2017	2016	2015	2017	2016
Revenues	$1,673,957	$1,573,477	$1,485,305	6.4%	5.9%
Cost of services provided	819,943	772,348	735,976	(6.2)	(4.9)
Depreciation and amortization	56,580	50,902	44,522	(11.2)	(14.3)
Sales, general and administrative	503,433	490,528	463,742	(2.6)	(5.8)
Gain on sales of assets, net	(242)	(777)	(1,953)	(68.9)	(60.2)
Interest income	(259)	(160)	(160)	61.9	—
Income before income taxes	294,502	260,636	243,178	13.0	7.2
Provision for income taxes	115,378	93,267	91,029	(23.7)	(2.5)
Net income	$179,124	$167,369	$152,149	7.0%	10.0%

General Operating Comments
2017 marked the Company’s 20th consecutive year of improved revenues and profits. Revenues for the year rose 6.4 percent to $1.674 billion compared to $1.573 billion for the prior year. Income before income taxes increased 13.0% to $294.5 million compared to $260.6 million the prior year. Net income increased 7.0% to $179.1 million, with earnings per diluted share of $0.82 compared to $167.4 million, or $0.77 per diluted share for the prior year.
The Company’s 2017 net income was negatively affected by the 2017 Tax Cuts and Jobs Act (“TCJA”) which was signed in to law on December 22, 2017. The estimated negative impact of the enactment of the TCJA was an $11.6 million increase to tax expense, which was a direct decrease to net income. The $11.6 million increase in tax was as follows: $8.0 million from transition tax on foreign earnings, $2.9 million from the revaluation of deferred tax assets, and $0.7 million from reductions in tax benefits on stock compensation. This resulted in a $0.05 per diluted share decrease in net income for the year.
Net income excluding the effect of the TCJA increased 13.9% to $190.7 million or $0.87 per share. Net income and diluted earnings per share excluding the effect of the TCJA are non-GAAP financial measures. Management believes these measures help investors understand the effect of these on reported results.
All of the Company’s business lines experienced growth for the year, with residential pest control revenues up 6.4%, commercial pest control revenues up 5.1% and termite and ancillary services revenues up 9.7%.

During the year, the Company increased its presence around the world with the addition of 11 new Orkin international franchises. HomeTeam Pest Defense announced that they had reached one million TAEXX® installations. We acquired Northwest Exterminating based in Marietta, GA which contributed in the growth of the Company's revenues the last five months. Strategic acquisitions remain a priority for Rollins. The Company also continued to improve our routing and scheduling capabilities as we utilize our Customer Service Manager (“CSM”) BOSS and its Virtual Route Management feature. BOSS has been fully implemented in the Orkin’s U.S. operations.
Strategic acquisitions remain a priority for Rollins, and as in the past, we will continue to seek out companies that are a “fit” for us in both, the pest control and wildlife areas of our business.

Results of Operations—2017 Versus 2016
Overview
The Company’s revenues increased to $1.674 billion in 2017, a 6.4% increase compared to 2016. Gross margin increased to 51.0% for 2017 from 50.9% in 2016. Sales, general and administrative expense were 30.1% of revenues in 2017 compared to 31.2% in 2016. The Company’s depreciation and amortization margin increased 0.2 percentage points to 3.4% in 2017 compared to 3.2% in 2016. Rollins’ net income of $179.1 million in 2017 was an increase of $11.7 million or 7.0% over $167.4 million in 2016. Net profit margin improved to 10.7% in 2017 from 10.6% in 2016. Rollins continued to expand our global brand recognition with acquisitions in the United States and Canada as well as expanding our Orkin international franchise program in numerous countries around the globe. The Company is now in 53 countries and continues to seek new international opportunities.
Revenues
Revenues for the year ended December 31, 2017 were $1.674 billion, an increase of $100.5 million or 6.4% from 2016 revenues of $1.573 billion. Growth occurred across all service lines and brands with our Canadian and Australian companies being hindered by unfavorable foreign currency exchange rates. Organic growth and pricing accounted for approximately 4.5% of our increase and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 40% of the Company’s revenue in 2017 and grew 5.1% due to increases in sales, an emphasis on closing leads, increased bed bug revenue, and acquisitions. Commercial pest control was negatively impacted by foreign currency exchange as Orkin Canada and Rollins Australia are heavily commercial. Residential pest control, which represented approximately 42% of the Company’s revenue, increased 6.4% driven by an increase in lead closure, pricing, as well as increased TAEXX® homebuilder installations, and acquisitions. The Company’s termite business, which represented approximately 18% of the Company’s revenue, grew 9.7% in 2017 due to acquisitions, increases in drywood fumigations and ancillary service sales, (such as moisture control and insulation).
The Company implemented its traditional price increase program in June 2017. Less than 2% of the Company’s revenue increase is attributable to pricing actions. Approximately 80% of the Company’s pest control revenue was recurring in 2017 as well as 2016.
The Company’s foreign operations accounted for approximately 8% and 7% of total revenues for the years ended December 31, 2017 and 2016, respectively. The Company established new franchises in several international countries around the globe in 2017 for a total of 81 Orkin international franchises, two Canadian Critter Control franchises, and eleven Australian franchises operated by Murray Pest Control and Scientific Pest Management at December 31, 2017, compared to 70 Orkin international franchises, two Canadian Critter Control franchises and seven Australian Franchises at December 31, 2016.
International and domestic franchising revenue was less than 1% of the Company’s revenues for 2017. Orkin had 128 and 120 franchises (domestic and international) at December 31, 2017 and 2016, respectively. The Company had 89 Critter Control franchises at December 31, 2017, down 5 from 2016. Critter Control Operations, Inc., a wholly-owned subsidiary of the Company, has begun the process of purchasing Critter Control franchises. Revenue from franchises was down 2.9% in 2017 compared to 2016 as we acquire franchises from Critter Control.
Cost of Services Provided
For the twelve months ended December 31, 2017 cost of services provided increased $47.6 million or 6.2%, compared to the twelve months ended December 31, 2016. Gross margin for the year increased to 51.0% for 2017 compared to 50.9% for 2016 due to favorable service salary cost as we utilize BOSS, our CRM and operating system and VRM to improve our customer routing and scheduling to maximize efficiencies. We had lower administrative salaries as we maximize our efficiencies and lower insurance and claims as we saw reductions in our actuarial calculations on future losses and lower vehicle loss expenses. The favorable margins were partially offset by higher fleet costs as gasoline prices rose and leased vehicle costs as we replace our fleet and materials and supplies as we increase termite treatments. We experienced good cost controls across most spending categories during 2017 compared to 2016.

Depreciation and Amortization

For the twelve months ended December 31, 2017, depreciation and amortization increased $5.7 million, or 11.2% compared to the twelve months ended December 31, 2016. The dollar increase was primarily due to depreciation increasing $2.7 million or 10.7% as we continue to depreciate our CRM software BOSS, while amortization of intangible assets increased $3.0 million or 11.5% for 2017 due to the additional amortization of customer contracts of Northwest Exterminating, as well as several other acquisitions over the last year.
Sales, General and Administrative
For the twelve months ended December 31, 2017, sales, general and administrative (SG&A) expenses increased $12.9 million, or 2.6% compared to the twelve months ended December 31, 2016. SG&A decreased to 30.1% of revenues for the year ended December 31, 2017 compared to 31.2% in 2016. The Company had a one-time tax event to dissolve its subsidiary, Kinro Investment Inc. in 2016. This increased SG&A expense $9.1 million or 0.6 percentage points due to the one-time tax event that was offset as a credit in income tax expense. Administrative salaries were relatively flat to prior year as we reduced the number of temporary personnel working on the BOSS system. Personnel related costs were marginally lower as we experienced leveling of our premiums. Gains in these areas were partially offset by higher sales salaries, fleet expense, and contractor expenses for various projects as well as the aforementioned 2016 foreign tax withholding expense.
Gain on Sales of assets, Net
Gain on sales of assets, net decreased to $0.2 million for the year ended December 31, 2017 compared to $0.8 million in 2016. The Company recognized gains from the sale of owned vehicles and owned property in 2017 and 2016.

Interest Income, Net
Interest income, net for each of the years ended December 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Interest income for each year is due to interest received on cash balances in the Company’s various cash accounts.
Taxes

The Company’s effective tax rate increased to 39.2% in 2017 compared to 35.8% in 2016, due primarily to the effects of the TCJA in 2017, a one-time tax event in 2016 and differences in state and foreign income taxes. The estimated impact of the enactment of the TCJA was an $11.6 million increase to tax expense, which was a direct decrease to net income. The $11.6 million increase in tax was as follows: ($8.0 million from transition tax on foreign earnings, $2.9 million from the revaluation of deferred tax assets, and $0.7 million from reductions in tax benefits on stock compensation). The increase due to the TCJA was partially offset by a reduction related to the implementation of ASU 2016-09 that was a $4.0 million benefit. Management believes that the Corporate tax rate in 2018 will be in the mid 20% range with a lower rate in the first quarter 2018 adjusted throughout the year to the mid 20% range for the year.
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
The Company’s foreign operations accounted for approximately 7% of total revenues for each of the years ended December 31, 2016 and 2015, respectively. Foreign currency exchange translation and increased domestic revenues have reduced the percentage in both years. The Company established new franchises in several countries around the globe in 2016 for a total of 70 Orkin international franchises, two Canadian Critter Control franchises, and seven Australian franchises operated by Murray Pest Control and Scientific Pest Management at December 31, 2016, compared to 48 Orkin international franchises and two Canadian Critter Control franchises at December 31, 2015.
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
Sales, General and Administrative
For the twelve months ended December 31, 2016, sales, general and administrative (SG&A) expenses increased $26.8 million, or 5.8% compared to the twelve months ended December 31, 2015. SG&A remained flat at 31.2% of revenues for each of the years 2016 and 2015. The Company had a one-time tax event to dissolve its subsidiary, Kinro Investment Inc. This increased SG&A expense $9.1 million or 0.6 percentage points due to the one-time tax event that was offset as a credit in income tax expense. Sales salaries increased due to the increase in sales commissions and service contracts increased as a result of maintaining the BOSS system. The increases were offset by decreases as a percentage of revenue by administrative salaries as we continue to grow revenue with a static headcount, personnel related expense margin decreased due to lower than expected healthcare claims, and decreases in insurance claims as we continue to focus on efficiency and safety, and telephone costs as we negotiate contracts for Internet service.
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
The Company’s cash and cash equivalents at December 31, 2017, 2016, and 2015 were $107.1 million, $142.8 million, and $134.6 million, respectively.

	2017	2016	2015
Net cash provided by operating activities	$235,370	$226,525	$196,356
Net cash used in investing activities	(154,175)	(76,842)	(69,942)
Net cash used in financing activities	(130,263)	(136,371)	(97,216)
Effect of exchange rate changes on cash	13,333	(5,101)	(2,996)
Net increase (decrease) in cash and cash equivalents	$(35,735)	$8,211	$26,202

Cash Provided by Operating Activities
The Company’s operations generated cash of $235.4 million for the year ended December 31, 2017 primarily from net income of $179.1 million, compared with cash provided by operating activities of $226.5 million in 2016 and $196.4 million in 2015. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The Company’s made no contributions to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2017. The Plans were fully-funded with a prepaid balance. We contributed $3.3 million and $5.0 million during the years ended December 31, 2016 and 2015, respectively, as a result of the Plans’ funding status. The Company’s management is not expecting to make a contribution during fiscal year 2018. In the opinion of management, additional Plan contributions, if any, will not have a material effect on the Company’s financial position, results of operations or liquidity.
Cash Used in Investing Activities
The Company used $154.2 million on investing activities for the year ended December 31, 2017 compared to $76.8 million and $69.9 million during 2016 and 2015, respectively, and of that, invested approximately $24.7 million in capital expenditures during 2017 compared to $33.1 million and $39.5 million during 2016 and 2015, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $25.0 million and $28.0 million in 2018 in capital expenditures. During 2017, the Company’s and its subsidiaries acquired Northwest Exterminating as well as several small companies for a total of $130.2 million compared to $46.3 million and $33.5 million in acquisitions during 2016 and 2015, respectively. The expenditures for the Company’s acquisitions were funded with cash on hand. The Company continues to seek new acquisitions.
Cash Used in Financing Activities
The Company used cash of $130.3 million on financing activities for the year ended December 31, 2017, compared to $136.4 million and $97.2 million during 2016 and 2015, respectively. A total of $122.0 million was paid in cash dividends ($0.56 per share) during the year ended December 31, 2017 including a special dividend paid in December 2017 of $0.10 per share, compared to $109.0 million in cash dividends paid ($0.50 per share) during the year ended December 31, 2016, including a special dividend paid in December 2016 of $0.10 per share and $91.8 million paid in cash dividends ($0.42 per share) during the year ended December 31, 2015, including a special dividend paid in December 2015 of $0.10 per share.

The Company did not purchase shares on the open market during the year ended December 31, 2017 while using $8.2 million to repurchase 0.8 million shares of its common stock at a weighted average price of $27.19 per share during 2016 and $0.4 million to purchase 19 thousand shares at an weighted average price of $22.42 in 2015. There remain 5.1 million shares authorized to be repurchased under prior Board approval. The Company repurchased $8.2 million, $8.4 million, and $7.0 million of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, from employees for the payment of taxes on vesting restricted shares.
The Company’s $107.1 million of total cash at December 31, 2017, is primarily cash held at various banking institutions. Approximately $57.8 million is held in cash accounts at international bank institutions and the remaining $49.3 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.
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

For Information regarding our Revolving Credit Agreement see Note 3 - Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
Litigation
For discussion on the Company’s legal contingencies, see note 13 to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments
Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.
The impact that the Company’s contractual obligations as of December 31, 2017 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Business combination related liabilities	$29,389	$18,661	$10,728	$—	$—
Non-cancelable operating leases	143,539	34,112	24,890	38,713	45,824
Unrecognized Tax Positions (1)	4,084	4,084	—	—	—
Total (2)	$177,012	$56,857	$35,618	$38,713	$45,824

(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2017.

(2)	Minimum pension funding requirements are not included as funding will not be required.
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

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include pre-employment screening and an annual motor vehicle report required on all its drivers, post-offer physicals for new employees, pre-hire, random and post-accident drug testing, increased driver training and a post-injury nurse triage program for employees.
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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.0% as of December 31, 2017 compared to 4.45% in 2016 and 4.7% in 2015. A lower discount rate increases the present value of benefit obligation.

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

As of December 31, 2017, the defined benefit plans were fully-funded and the recorded change within accumulated other comprehensive income increased stockholders’ equity by $19.0 million before tax and $14.2 million after tax.

Recent Accounting Guidance
See Note 1 - Summary of Significant Accounting policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding (i) management's belief that the Company competes favorably with competitors, (ii) the expectation for the Company's corporate tax rate for 2018; (iii) the Company's maintenance of sufficient supplies to fulfill its immediate needs and to alleviate potential short-term shortages in such supplies, (iv) any environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results, (v) the adequacy of the Company's facilities to meet its future needs; (vi) the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere and the Company's belief that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity; (vii) the belief that the Company has adequate liquid assets, funding sources and accruals to satisfy any claims; (viii) the Company's expectation to continue its payment of cash dividends; (ix) plans regarding acquisitions and franchise expansion; (x) the adequacy of the Company's resources and borrowings to fund operations, obligations, and expansions; (xi) management's belief that the Company is not expected to make a contribution to the Plans in 2018; (xii) the Company's projected 2018 capital expenditures; (xiii) the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies; (xiv) the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2018; (xv) the impact and amount of the Company's contractual obligations; (xvi) management's expectations regarding termite claims and factors that impact future costs from those claims; (xvii) the expected cost of termite renewals; (xviii) the expected collectability of accounts receivable; (xix) the expected tax consequences and the impact of the TCJA; (xx) expectations and plans regarding any losses from franchisees; (xxi) the impact of recent accounting pronouncements; (xxii) and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity and (xxiii) the ability of the Company to utilize all of its foreign net operating losses and the possibility that the Company's unrecognized tax benefits will increase in the next 12 months. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; and changes in various government laws and regulations, including environmental regulations. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

The Company maintains an investment portfolio subject to short-term interest rate risk exposure. The Company is also subject to interest rate risk exposure through borrowings on its $175.0 million credit facility. Currently, the Company has no outstanding borrowings. However, the Company does maintain approximately $29.4 million in Letters of Credit. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material effect upon the Company’s results of operations or financial position going forward. For a discussion of the Company’s activities to manage risks relative to fluctuations in foreign currency exchange rates, see note 10 to the accompanying financial statements.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2017 based on criteria established in the 2013 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2017.
The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2017, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 26.

/s/ Gary W. Rollins	/s/ Paul E Northen
Gary W. Rollins Vice Chairman and Chief Executive Officer	Paul E. Northen Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Atlanta, GA
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, GA
February 26, 2018

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)
December 31,	2017	2016
ASSETS
Cash and cash equivalents	$107,050	$142,785
Trade receivables, net of allowance for doubtful accounts of $11,814 and $11,443, respectively	97,802	88,490
Financing receivables, short-term, net of allowance for doubtful accounts of $1,535 and $1,727, respectively	17,263	15,968
Materials and supplies	14,983	13,724
Other current assets	25,697	29,204
Total Current Assets	262,795	290,171
Equipment and property, net	134,088	133,477
Goodwill	346,514	255,665
Customer contracts, net	152,869	117,466
Other intangible assets, net	61,548	44,310
Financing receivables, long-term, net of allowance for doubtful accounts of $1,357 and $1,430 respectively	20,414	16,748
Prepaid Pension	17,595	—
Deferred income taxes	18,420	41,877
Other assets	19,420	16,824
Total Assets	1,033,663	916,538
LIABILITIES
Accounts payable	26,161	30,284
Accrued insurance	28,018	26,201
Accrued compensation and related liabilities	73,016	75,839
Unearned revenue	109,029	99,820
Other current liabilities	58,345	44,847
Total current liabilities	294,569	276,991
Accrued insurance, less current portion	34,245	32,023
Accrued pension	—	2,880
Long-term accrued liabilities	50,925	36,099
Total Liabilities	379,739	347,993
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 217,992,177 and 217,791,511 shares issued, respectively	217,992	217,792
Paid-in-capital	81,405	77,452
Accumulated other comprehensive loss	(45,956)	(70,075)
Retained earnings	400,483	343,376
Total Stockholders’ Equity	653,924	568,545
Total Liabilities and Stockholders’ Equity	$1,033,663	$916,538

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except per share data)
Years ended December 31,	2017	2016	2015
REVENUES
Customer services	$1,673,957	$1,573,477	$1,485,305
COSTS AND EXPENSES
Cost of services provided	819,943	772,348	735,976
Depreciation and amortization	56,580	50,902	44,522
Sales, general and administrative	503,433	490,528	463,742
Gain on sales of assets, net	(242)	(777)	(1,953)
Interest income	(259)	(160)	(160)
	1,379,455	1,312,841	1,242,127
INCOME BEFORE INCOME TAXES	294,502	260,636	243,178
PROVISION FOR INCOME TAXES
Current	96,742	96,515	87,536
Deferred	18,636	(3,248)	3,493
	115,378	93,267	91,029
NET INCOME	$179,124	$167,369	$152,149
INCOME PER SHARE - BASIC	$0.82	$0.77	$0.70
INCOME PER SHARE - DILUTED	$0.82	$0.77	$0.70
Weighted average shares outstanding - basic	217,988	218,244	218,583
Weighted average shares outstanding - diluted	217,988	218,244	218,583
DIVIDENDS PAID PER SHARE	$0.56	$0.50	$0.42

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2017	2016	2015
NET INCOME	$179,124	$167,369	$152,149
Other comprehensive earnings/(loss), net of tax
Pension and other postretirement benefit plans	14,159	1,705	9,070
Foreign currency translation adjustments	9,960	(602)	(14,760)
Other comprehensive earnings/(loss)	24,119	1,103	(5,690)
Comprehensive earnings	$203,243	$168,472	$146,459

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(In thousands)
						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2014	218,483	$218,483	(200)	$(200)	$62,839	$(65,488)	$247,042	$462,676
Net Income							152,149	152,149
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	9,070	—	9,070
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,760)	—	(14,760)
Cash Dividends	—	—	—	—	—	—	(91,755)	(91,755)
Common Stock Purchased (1)	(19)	(19)	—	—	—	—	(416)	(435)
Stock Compensation	597	597	—	—	11,731	—	(218)	12,110
Employee Stock Buybacks	(308)	(308)	—	—	(6,754)	—	90	(6,972)
Excess Tax Benefit on Share-based payments	—	—	—	—	1,946	—	—	1,946
Balance at December 31, 2015	218,753	$218,753	$(200)	$(200)	$69,762	$(71,178)	$306,892	$524,029
Net Income							167,369	167,369
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(836)	(836)	—	—	—	—	(21,883)	(22,719)
Common Stock Retired	(200)	(200)	200	200	—	—		—
Stock Compensation	388	388	—	—	12,027	—	—	12,415
Employee Stock Buybacks	(313)	(313)	—	—	(8,036)	—	—	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	217,792	$217,792	$—	$—	$77,452	$(70,075)	$343,376	$568,545
Net Income							179,124	179,124
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	14,159	—	14,159
Foreign Currency Translation Adjustments	—	—	—	—	—	9,960	—	9,960
Cash Dividends	—	—	—	—	—	—	(122,017)	(122,017)
Stock Compensation	434	434	—	—	11,965	—	—	12,399
Employee Stock Buybacks	(234)	(234)	—	—	(8,012)	—	—	(8,246)
Balance at December 31, 2017	217,992	$217,992	—	—	81,405	(45,956)	400,483	$653,924
(1)    Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)
Years ended December 31,	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$179,124	$167,369	$152,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	55,533	49,894	42,139
Provision for deferred income taxes	18,636	(3,248)	3,493
Stock based compensation expense	12,399	12,415	12,110
Excess tax benefits from share-based payments	—	(3,699)	(1,946)
Provision for bad debts	10,455	11,257	10,113
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(13,661)	(15,868)	(12,494)
Financing receivables	(6,527)	(6,133)	(3,630)
Materials and supplies	(837)	(671)	814
Other current assets	1,448	(1,464)	(2,144)
Other non-current assets	(5,137)	(1,934)	154
Accounts payable and accrued expenses	(25,691)	13,327	(2,039)
Unearned revenue	1,222	2,842	2,822
Accrued insurance	4,039	2,949	126
Pension funding	—	(3,256)	(5,000)
Long-term accrued liabilities	4,367	2,745	(311)
Net cash provided by operating activities	235,370	226,525	196,356
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(130,189)	(46,308)	(33,462)
Capital expenditures	(24,680)	(33,081)	(39,495)
Cash from sale of franchises	519	699	767
Derivative Investments	(264)	—	—
Proceeds from sale of assets	370	1,663	2,752
Investment tax credits	69	185	(504)
Net cash used in investing activities	(154,175)	(76,842)	(69,942)
FINANCING ACTIVITIES
Payment of dividends	(122,017)	(109,002)	(91,755)
Cash paid for common stock purchased	(8,246)	(31,068)	(7,407)
Excess tax benefits from share-based payments	—	3,699	1,946
Net cash used in financing activities	(130,263)	(136,371)	(97,216)
Effect of exchange rate changes on cash	13,333	(5,101)	(2,996)
Net increase (decrease) in cash and cash equivalents	(35,735)	8,211	26,202
Cash and cash equivalents at beginning of year	142,785	134,574	108,372
Cash and cash equivalents at end of year	$107,050	$142,785	$134,574
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$13	$—
Cash paid for income taxes, net	$90,702	$88,766	$82,690

The accompanying notes are an integral part of these consolidated financial statements
Supplemental Disclosures of Non-Cash Items
Pension—Non-cash decreases in the minimum pension liability which were credited to other comprehensive income were $19.0 million, $3.0 million, and $14.8 million in 2017, 2016, and 2015, respectively.
Business Combinations —There were $34.0 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2017, $11.4 million in 2016 and $0.1 million for 2015. In 2015, the Company used 873,349 shares of Company stock at a price of $18.79 per share or $16.4 million in acquisitions of companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2017, 2016, and 2015, Rollins, Inc. and Subsidiaries

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers directly or through franchise operations, in the United States, Canada, Central America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

Critter Control, a wholly-owned subsidiary of the Company, was acquired by Rollins, Inc. on February 27, 2015. Critter Control was established in 1983 and is headquartered in Traverse City, Michigan. The business is primarily franchised, operating in 40 states and 2 Canadian provinces.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”). Safeguard, which was acquired in June 2016, is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.
Northwest Exterminating, LLC, a wholly-owned subsidiary of the Company founded in 1951, was acquired by Rollins, Inc. in August 2017. Northwest specializes in residential and commercial termite control, pest control, mosquito control, wildlife services, lawn care, insulation, and HVAC services, focusing on the Southeast United States.

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

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, February 26, 2018, there were no subsequent events that would affect the Company’s financial statements.
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
Revenue Recognition— The Company’s revenue recognition policies are designed to recognize revenues at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial 1-year contract, and revenues are recognized at the time services are performed. For pest control customers, the Company offers a discount for those customers who prepay for a full year of services. The Company defers recognition of these advance payments and recognizes the revenue as the services are rendered. The Company classifies the discounts related to the advance payments as a reduction in revenues.
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
The Company’s foreign operations accounted for approximately 8% of revenues for the year ended December 31, 2017 and 7% for the years ended December 2016 and 2015. Currency exchange translation and increases in foreign revenues are the cause of the increased percentage from 2016.
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

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2017, 2016, and 2015.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2017	2016	2015
(in thousands)
Advertising	$66,115	$61,258	$57,705
Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.
The Company’s $107.1 million of total cash at December 31, 2017, is primarily cash held at various banking institutions. Approximately $57.8 million is held in cash accounts at international bank institutions and the remaining $49.3 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.
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

At December 31,	2017	2016
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$57,790	$54,424
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
The Company had no marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2017 and 2016. See note 14 for further details.
Materials and Supplies— Materials and supplies are recorded at the lower of cost (first-in, first-out basis) or market.

Income Taxes—The Company provides for income taxes based on FASB ASC topic 740 "Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it determines that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company's policy is to record interest and penalties related to income tax matters in income tax expense.
Equipment and Property— Equipment and Property are stated at cost, net of accumulated depreciation, and are provided principally on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, 10 to 40 years; and furniture, fixtures, and operating equipment, 2 to 10 years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. The annual provisions for depreciation, below, have been reflected in the Consolidated Statements of Income in the line item entitled Depreciation and Amortization.

Years ended December 31,	2017	2016	2015
(in thousands)
Depreciation	$27,381	$24,725	$19,354

Goodwill and Other Intangible Assets— In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is lower than its carrying value, then the Company will compare the implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analysis as of September 30, 2017. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated.
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
Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective and a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events.

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

Earnings Per Share— the FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective March 10, 2015:

Years Ended December 31,	2017	2016	2015
Net income available to stockholders	$179,124	$167,369	$152,149
Less: Dividends paid
Common Stock	(120,930)	(107,880)	(90,631)
Restricted shares of common stock	(1,087)	(1,122)	(1,124)
Undistributed earnings for the period	$57,107	$58,367	$60,394
Allocation of undistributed earnings:
Common stock	$56,567	$57,722	$59,611
Restricted shares of common stock	540	645	783
Basic and diluted shares outstanding:
Common stock	215,927	215,831	215,749
Restricted shares of common stock	2,061	2,413	2,834
	217,988	218,244	218,583
Basic and diluted earnings per share:
Common stock:
Distributed earnings	$0.56	$0.50	$0.42
Undistributed earnings	0.26	0.27	0.28
	$0.82	$0.77	$0.70
Restricted shares of common stock
Distributed earnings	$0.53	$0.46	$0.40
Undistributed earnings	0.26	0.27	0.28
	$0.79	$0.73	$0.68

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

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 47, 50 and 51 domestic franchises as of December 31, 2017, 2016 and 2015, respectively. Transactions with Orkin’s domestic franchises involve sales of customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin franchises were $5.9 million at December 31, 2017 and $5.0 million at December 31, 2016. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established; therefore, initial Orkin domestic franchise fees are deferred in accordance with the Financial Accounting Standards Board ("FASB ) Accounting Standards Codification ("ASC") Topic 952-605 “Franchisor Revenue Recognition,” for the duration of the initial contract period and are included as unearned revenue in the Consolidated Statements of Financial Position. Deferred Orkin franchise fees were $3.4 million, $3.0 million, and $2.9 million at December 31, 2017, 2016, and 2015, respectively.

 As of December 31, 2017, 2016 and 2015, Orkin had 81, 70, and 48 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

Royalties from Orkin franchises are accrued and recognized in accordance with the FASB ASC Topic 952-605 “Franchisor Revenue Recognition,” as revenues are earned on a monthly basis. Revenue from Orkin franchises was $5.4 million for the year ended December 31, 2017 and $5.1 million and $4.9 million for the years ended 2016 and 2015, respectively.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the Orkin franchises was $2.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Rollins’ wholly-owned subsidiary, Critter Control, had 89 and 94 franchises in the United States and Canada as of December 31, 2017 and 2016, respectively. Transactions with Critter Control franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from franchises were $0.2 million and $0.3 million at December 31, 2017 and 2016, respectively. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Recent Accounting Guidance
Recently issued accounting standards to be adopted in 2018 or later

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged standard on revenue recognition Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Rollins, Inc. beginning January 1, 2018. The Company has completed its detailed review of all global revenue arrangements in accordance with these ASUs and the adoption of these ASUs January 1, 2018 has had no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for the Company’s financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods. Earlier adoption is permitted for any entity in any interim or annual reporting period. The Company adopted this ASU on January 1, 2018 it had no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The amendments in the update are effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted this ASU on January 1, 2018 it had no impact on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post retirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 it had no impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, an update to ASC Topic 718, Compensation - Stock Compensation. ASU 2017-09 clarifies the types of changes to the terms and conditions of a share-based payment award that requires modification accounting. ASU 2017-09 does not change the accounting for modification of share-based awards, but clarifies that modification accounting should only be applied if there is a change to the value, vesting condition or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years that begin after December 31, 2017. The adoption of the provisions of ASU 2017-09 on January 1, 2018 will not have an impact on our consolidated financial statements.
In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

2.    ACQUISITIONS

The Company has made 23, and 34 acquisitions that are not material individually or in the aggregate to the Company’s consolidated financial statements during the years ended December 31, 2017, and 2016, respectively.  The largest acquisitions made during these periods are as follows:

The Company completed the acquisition of Northwest Exterminating effective August 1, 2017. Northwest was established in 1951 and services approximately 120,000 customers in Georgia, South Carolina, Tennessee, Alabama, and North Carolina. Northwest Exterminating is the 17th largest pest control operator in the country, making it the largest Rollins acquisition since the Company acquired HomeTeam Pest Defense in 2008.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”). Safeguard, which was acquired in June 2016, is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

Total cash purchase price for the Company’s acquisitions in 2017 and 2016 were $130.2 million and $46.3 million, respectively.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2017	2016
Accounts receivable, net	$3,836	$3,334
Materials and supplies	312	353
Equipment and property	3,027	4,525
Goodwill	87,261	6,468
Customer contracts	60,695	49,365
Other intangible assets	20,086	1,285
Current liabilities	(30,344)	(10,809)
Other assets and liabilities, net	1,209	(594)
Total consideration paid	146,082	53,927
Less: Contingent consideration liability	(15,893)	(7,619)
Total cash purchase price	$130,189	$46,308
3.    DEBT
On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2017, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $29.4 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2019, subject to up to two optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•
the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1)month, plus 1.0% per annum.

•
with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between 0.75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2017, the additional rate allocated was .75%.

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
The Company was in compliance with applicable debt covenants at December 31, 2017 and expects to maintain compliance throughout 2018.
4.     TRADE RECEIVABLES:
The Allowance for Doubtful Accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2017	2016
(in thousands)
Gross trade receivables	$109,616	$99,933
Allowance for doubtful accounts	(11,814)	(11,443)
Net trade receivables	$97,802	$88,490
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

At December 31,	2017	2016
(in thousands)
Gross financing receivables, short-term	$18,798	$17,695
Gross financing receivables, long-term	21,771	18,178
Allowance for doubtful accounts	(2,892)	(3,157)
Net financing receivables	$37,677	$32,716
Total financing receivables, net were $37.7 million and $32.7 million at December 31, 2017 and December 31, 2016, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 4.3% and 3.2% for the twelve months ended December 31, 2017 and December 31, 2016, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, Management considers the entire Rollins, Inc. financing receivables portfolio has a low credit risk.
The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2017 and 2016, there were ten and seven accounts that were greater than 180 days past due, respectively, which have been fully reserved.

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
The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-term installment receivables, net were $20.4 million and $16.7 million at December 31, 2017 and 2016, respectively.
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
The allowance for doubtful accounts related to financing receivables was as follows:

At December 31,	2017	2016
(in thousands)
Balance, beginning of period	$3,157	$3,288
Additions to allowance	1,424	890
Deductions, net of recoveries	(1,689)	(1,021)
Balance, end of period	$2,892	$3,157

The following is a summary of the past due financing receivables:

December 31,	2017	2016
(in thousands)
30-59 days past due	$1,167	$1,384
60-89 days past due	385	347
90 days or more past due	995	937
Total	$2,547	$2,668

The following is a summary of percentage of gross financing receivables:

December 31,	2017	2016
Current	93.7%	92.5%
30-59 days past due	2.9%	3.9%
60-89 days past due	0.9%	1.0%
90 days or more past due	2.5%	2.6%
Total	100.0%	100.0%

6.    EQUIPMENT AND PROPERTY
Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2017	2016
(in thousands)
Buildings	$51,023	$50,119
Operating equipment	91,430	82,196
Furniture and fixtures	17,672	16,255
Computer equipment and systems	163,220	150,661
	323,345	299,231
Less—accumulated depreciation	(213,809)	(190,279)
	109,536	108,952
Land	24,552	24,525
Net equipment and property	$134,088	$133,477
Included in equipment and property, net at December 31, 2017 and 2016, are fixed assets held in foreign countries of $4.9 million, and $4.6 million, respectively.
Total depreciation expense was approximately $27.4 million in 2017, $24.7 million in 2016 and $19.4 million in 2015.

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

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2017.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$95	$95	$—	$—
Total	$95	$95	$—	$—

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2016.

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$188	$188	$—	$—
Total	$188	$188	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

At December 31, 2017 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $43.4 million. The cash surrender value of these life insurance policies had a net realizable value of $18.3 million and $15.7 million at December 31, 2017 and 2016, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $18.4 million and $15.9 million at December 31, 2017 and 2016, respectively.

8.    GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $346.5 million as of December 31, 2017 and $255.7 million as of December 31, 2016. Goodwill increased for the year ended December 31, 2017 due primarily to acquisitions, partially offset by currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $46.3 million as of December 31, 2017 and $42.7 million as of December 31, 2016. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2017 and 2016 are as follows:

(in thousands)
Goodwill at December 31, 2015	$249,939
Goodwill acquired	8,613
Goodwill adjustments due to currency translation	(2,887)
Goodwill at December 31, 2016	$255,665
Goodwill acquired	87,261
Goodwill adjustments due to currency translation	3,588
Goodwill at December 31, 2017	$346,514

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

December 31,	2017	2016
(in thousands)
Customer contracts	$290,628	$251,194
Less: Accumulated amortization	(137,759)	(133,728)
Customer contracts, net	$152,869	$117,466
The carrying amount of customer contracts in foreign countries was $29.8 million as of December 31, 2017 and $29.7 million as of December 31, 2016.

Other intangible assets include non-compete agreements, patents and finite lived and indefinite lived trade names. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2017	2016
(in thousands)
Other intangible assets	$75,780	$56,937
Less: Accumulated amortization	(14,232)	(12,627)
Other intangible assets, net	$61,548	$44,310

The carrying amount of other intangible assets in foreign countries was $3.5 million as of December 31, 2017 and $3.8 million as of December 31, 2016.
Included in the table above are trademarks and trade names of $35.0 million and $32.7 million at December 31, 2017 and 2016, respectively. Also included in the table above are non-amortizable, indefinite lived intangible assets of $32.2 million and $29.7 million at December 31, 2017 and 2016, respectively.

The carrying amount of customer contracts and other intangible assets, net were as follows:

December 31,	2017	2016
(in thousands)
Customer contracts, net	$152,869	$117,466
Other intangible assets, net	61,548	44,310
Customer contracts and other intangible assets, net	$214,417	$161,776
Total amortization expense was approximately $29.2 million in 2017, $26.2 million in 2016 and $25.2 million in 2015.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2018	$27,029
2019	24,052
2020	21,872
2021	20,431
2022	18,925
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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $0.3 million for the twelve months ended December 31, 2017 and $0.4 million in 2016, respectively. As of December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non- Designated Derivatives Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	9	$1,250	$960
Sell CAD/Buy USD Fwd Contract	14	$8,750	$6,864
Total	23	—	$7,824

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017 and December 31, 2016 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivative Asset		Derivative Liabilities
	Fair Value as of:
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$—	$—	$(9)	$—
Sell CAD/Buy USD Fwd Contract	$—	$—	$(61)	$—
Total	$—	$—	$(70)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2017 and December 31, 2016 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Twelve Months Ended December 31, 2017 and 2016
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Twelve Months Ended December 31,
		2017	2016
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$(29)	$(24)
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	(304)	(406)
Total		$(333)	$(430)

11.    INCOME TAXES
The Company’s income tax provision consisted of the following:

For the years ended December 31,	2017	2016	2015
(in thousands)
Current:
Federal	$76,178	$69,102	$68,667
State	13,406	12,949	11,335
Foreign	7,158	14,464	7,534
Total current tax	96,742	96,515	87,536
Deferred:
Federal	17,249	(5,991)	1,286
State	1,610	2,892	2,078
Foreign	(223)	(149)	129
Total deferred tax	18,636	(3,248)	3,493
Total income tax provision	$115,378	$93,267	$91,029
The primary factors causing income tax expense to be different than the federal statutory rate for 2017, 2016, and 2015 are as follows:

For the years ended December 31,	2017	2016	2015
(in thousands)
Income tax at statutory rate	$103,075	$91,222	$85,112
State income tax expense (net of federal benefit)	9,979	8,876	8,377
Foreign tax expense/(benefit)	(1,613)	9,857	(1,729)
Foreign tax	(221)	(19,155)	(2,816)
Repatriation tax under TCJA	7,956	—	—
Other	(3,798)	2,467	2,085
Total income tax provision	$115,378	$93,267	$91,029
Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

On December 22, 2017 the Tax Cuts And Jobs Act ("TCJA") was signed into law. The TCJA reduced the 2018 corporate tax rate from 35.0% to 21.0% and made numerous other tax law changes. Certain tax effects of the TCJA were recognized in year ended December 31, 2017 resulting in the recording of $11.6 million of additional tax expense. The additional tax of $11.6 million related to the following components: $8.0 million related to the imposition of a tax on deemed repatriated earnings of foreign subsidiaries due to implementation of a territorial tax system, $2.9 million related to remeasurement of deferred tax assets to the 21.0% tax rate, and $0.7 million related to reductions in tax benefits on stock compensation. A provisional amount based on reasonable estimates was made with respect to the tax implications associated with the deemed repatriated earnings on foreign subsidiaries based on the initial analysis of the TCJA. This provisional amount is based on information currently available, including estimated tax earnings and profits from foreign investments. The Company continues to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries, in order to complete the accounting for the effects of the estimated transition tax. The TCJA has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company's 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods will materially impact the Company's financial condition or results of operations. Any such adjustments will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin ("SAB") No. 118. Additional guidance has been provided to address the accounting for the potential effects related to the taxation of global intangible low-taxed income (GILTI), noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year incurred. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election.

The provision for income taxes resulted in an effective tax rate of 39.2% on income before income taxes for the year ended December 31, 2017. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and adjustments due to the TCJA partially offset by tax benefits associated with restricted stock.

For 2016 and 2015 the effective tax rate was 35.8% and 37.4%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes, the increase of available foreign tax credit and the release of certain deferred tax liabilities.

During 2017, 2016 and 2015, the Company paid income taxes of $90.7 million, $88.8 million and $82.7 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

December 31,	2017	2016
(in thousands)
Deferred tax assets:
Termite accrual	$1,241	$1,848
Insurance and contingencies	18,374	26,560
Unearned revenues	11,152	14,610
Compensation and benefits	11,157	15,798
State and foreign operating loss carryforwards	7,035	12,817
Bad debt reserve	3,203	4,842
Foreign tax credit	7,842	18,213
Other	1,861	1,804
Net Pension liability	—	1,109
Valuation allowance	(24)	(6,507)
Total deferred tax assets	61,841	91,094
Deferred tax liabilities:
Depreciation and amortization	(18,453)	(21,217)
Net Pension liability	(3,709)	—
Intangibles and other	(21,259)	(28,000)
Total deferred tax liabilities	(43,421)	(49,217)
Net deferred tax assets	18,420	41,877
Analysis of the valuation allowance:

December 31,	2017	2016
(in thousands)
Valuation allowance at beginning of year	$6,507	$3,969
Change in valuation allowance	(6,483)	2,538
Valuation allowance at end of year	$24	$6,507
As of December 31, 2017, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $148 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2018 and 2030. Management believes that it is unlikely to be able to utilize approximately $0.1 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance decreased by $6.5 million due to the liquidation of a foreign subsidiary.

Earnings from continuing operations before income tax include foreign income of $22.1 million in 2017, $6.4 million in 2016 and $17 million in 2015. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2017 that, if recognized, would affect the effective tax rate is $0.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2017	2016
(in thousands)
Balance at Beginning of Year	$2,554	$2,554
Additions for tax positions of prior years	594	—
Balance at End of Year	$3,148	$2,554
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2010 through 2015. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2012.
It is reasonably possible that the amount of unrecognized tax benefits will increase in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.9 million and $0.4 million as of December 31, 2017 and December 31, 2016, respectively. The Company recognized interest and penalties of $0.5 million, $0.1 million, and $0.2 million in 2017, 2016, and 2015, respectively.
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
A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2017	2016
(in thousands)
Beginning balance	$4,800	$5,085
Current year provision	3,611	3,190
Settlements, claims, and expenditures	(3,526)	(3,475)
Ending balance	$4,885	$4,800
The accrual for termite contracts is included in other current liabilities, $2.9 million and $2.7 million at December 31, 2017 and 2016, respectively and long-term accrued liabilities, $2.0 million and $2.1 million at December 31, 2017 and 2016, respectively on the Company’s consolidated statements of financial position.
13.    COMMITMENTS AND CONTINGENCIES
The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expire at various dates through 2028:

For the years ended December 31,	2017	2016	2015
(in thousands)
Rental Expense	$72,030	$66,774	$60,508

Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2018	$34,112
2019	24,890
2020	21,355
2021	17,358
2022	14,313
Thereafter	31,511
Total minimum obligation	$143,539
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
14.     EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
Rollins, Inc. Retirement Income Plan
The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provide benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made no contribution for the year ended December 31, 2017 and $3.3 million and $5.0 million to the Plans during the years 2016 and 2015 respectively.
In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In 2016, the Plan was amended to allow certain vested participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $35,000, or an annuity starting date of December 1, 2016.  In total $8.8 million was paid by the Plan during the year ended December 31, 2016, under this program.  The Plan did not offer any options for the years ended December 31, 2017 and 2015.
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

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2017	2016
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year	$197,222	$200,375
Service cost	58	71
Interest cost	8,493	9,331
Actuarial (gain) loss	6,762	6,079
Benefits paid	(10,225)	(18,634)
Accumulated Benefit obligation at end of year	202,310	197,222
CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	194,342	190,640
Actual return on plan assets	35,788	19,080
Employer contribution	—	3,256
Benefits paid	(10,225)	(18,634)
Fair value of plan assets at end of year	219,905	194,342
Funded status	$17,595	$(2,880)

Amounts Recognized in the Statement of Financial Position consist of:
December 31,	2017	2016
(in thousands)
Noncurrent assets/(liabilities)	$17,595	$(2,880)

Amounts Recognized in Accumulated Other Comprehensive Income consists of:
December 31,	2017	2016
(in thousands)
Net actuarial loss	$61,598	$80,662
The accumulated benefit obligation for the defined benefit pension plans were $202.3 million and $197.2 million at December 31, 2017 and December 31, 2016, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax (increases)/decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income/ (loss) were $19.0 million, $3.0 million, and $14.8 million in 2017, 2016, and 2015, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2017	2016	2015
ACCUMULATED BENEFIT OBLIGATION
Discount rate	4.00%	4.45%	4.70%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	4.45%	4.70%	4.15%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, for fiscal year’s 2017, 2016, and 2015 the Company utilized a yield curve analysis.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2017	2016	2015
(in thousands)
Service cost	$58	$71	$86
Interest cost	8,493	9,331	8,915
Expected return on plan assets	(13,368)	(13,219)	(12,788)
Amortization of net loss	3,322	3,263	3,761
Preliminary net periodic benefit cost/(income)	$(1,495)	$(554)	$(26)
Settlement expense	53	—	—
Net periodic benefit cost	$(1,442)	$(554)	$(26)
The benefit obligations recognized in other comprehensive income for the years ended December 31, 2017, 2016, and 2015 are summarized as follows:

(in thousands)	2017	2016	2015
Pretax (income)/loss	$(15,650)	$218	$(11,035)
Amortization of net loss	(3,322)	(3,263)	(3,761)
Total recognized in other comprehensive income	(18,972)	(3,045)	(14,796)
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$(20,414)	$(3,599)	$(14,822)
The Company expects to amortize a net loss of $3.1 million in 2018. At December 31, 2017 and 2016, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $32.0 million and $42.1 million at December 31, 2017 and 2016, respectively.

The Plans’ weighted average asset allocation at December 31, 2017 and 2016 by asset category, along with the target allocation for 2018, are as follows:

	Target allocations for			Percentage of plan assets as of December 31,
Asset category	2018			2017	2016
Cash and cash equivalents	0.0%	-	5.0%	2.4%	3.5%
Equity securities - Rollins stock	0.0%	-	40.0%	14.7%	20.7%
Domestic equity - all other	0.0%	-	40.0%	21.8%	21.7%
International equity	0.0%	-	30.0%	16.4%	21.0%
Debt securities - core fixed income	15.0%	-	50.0%	35.2%	23.5%
Real estate	0.0%	-	20.0%	6.5%	6.4%
Alternative/Opportunistic/Special	0.0%	-	20.0%	3.0%	3.2%
Total				100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are not considering making contributions to the pension plans during fiscal 2018.

Some of our assets, primarily our private equity, real estate, and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2017 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as NAV investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

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

The following table presents our plan assets using the fair value hierarchy as of December 31, 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note 7 for a brief description of the three levels under the fair value hierarchy.

(in thousands)	Total	Level 1	Level 2	NAV
(1) Cash and cash equivalents	$5,432	$5,432
(2) Fixed income securities	77,214		77,214
Domestic equity securities
Rollins, Inc. stock	32,049	32,049
Other securities	48,511	16,243	32,268
(3) International equity securities	36,156		36,156
(4) Real estate	14,074			14,074
(5) Alternative/opportunistic/special	6,469			6,469
Total	$219,905	$53,724	$145,638	$20,543

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

There were no purchases, sales or transfers of assets classified as Level 3 in 2017 or 2016.

The estimated future benefit payments over the next five years are as follows:

(in thousands)
2018	$11,500
2019	11,798
2020	12,105
2021	12,342
2022	12,597
Thereafter	63,788
Total	$124,130

Defined Contribution 401(k) Savings Plan
The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non full-time employees the first day of the calendar quarter following one year of service upon completion of 1000 hours in that year.  The Plan provides for a matching contribution of fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $12.1 million for the year ended December 31, 2017 and $11.0 million and $10.2 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2017, 2016, and 2015 approximately, 38.8%, 36.4%, and 33.5%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

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

At December 31, 2017 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $43.4 million. The cash surrender value of these life insurance policies were worth $18.3 million and $15.7 million at December 31, 2017 and 2016, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2018	$590
2019	614
2020	638
2021	664
2022	690
Total	$3,196
Total expense related to deferred compensation was $241 thousand, $230 thousand and $231 thousand in 2017, 2016, and 2015, respectively. The Company had $18.4 million and $15.9 million in deferred compensation assets as of December 31, 2017 and 2016, respectively, included within other assets on the Company’s consolidated statements of financial position and $18.4 million and $15.7 million in deferred compensation liability as of December 31, 2017 and 2016, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

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
The Company issued time lapse restricted shares of 0.5, 0.5, and 0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company issues new shares from its authorized but unissued share pool. At December 31, 2017, approximately 4.3 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2017	2016	2015
Time lapse restricted stock:
Pre-tax compensation expense	$12,399	$12,415	$12,110
Tax benefit	(4,799)	(4,805)	(4,687)
Restricted stock expense, net of tax	$7,600	$7,610	$7,423
As of December 31, 2017 and 2016, $32.9 million and $29.9 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.9 years and 3.8 years at December 31, 2017 and December 31, 2016, respectively.
The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2017, 2016 and 2015:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2014	3,100	$14.45
Forfeited	(85)	15.71
Vested	(946)	12.04
Granted	682	22.43
Unvested as of December 31, 2015	2,751	17.21
Forfeited	(114)	19.54
Vested	(879)	14.49
Granted	503	26.45
Unvested as of December 31, 2016	2,261	20.21
Forfeited	(34)	22.38
Vested	(679)	17.21
Granted	469	34.46
Unvested as of December 31, 2017	2,017	$24.50

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2015	$(50,905)	$(20,273)	$(71,178)
Change during 2016:
Before-tax amount	3,045	(602)	2,443
Tax benefit	(1,340)	—	(1,340)
	1,705	(602)	1,103
Balance at December 31, 2016	(49,200)	(20,875)	(70,075)
Change during 2017
Before-tax amount	18,980	9,960	28,940
Tax benefit	(4,821)	—	(4,821)
	14,159	9,960	24,119
Balance at December 31, 2017	$(35,041)	$(10,915)	$(45,956)
17.    RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on 6 months' notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2017, 2016, and 2015.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, Mr. R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days’ notice. The Company pays $100 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2017 and 2016, the Company paid approximately $0.8 million and $0.5 million in rent and operating costs for the aircraft respectively. During 2017, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

18.    UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2017
Revenues	$375,247	$433,555	$450,442	$414,713
Gross profit (Revenues less cost of services provided)	$186,084	$229,075	$231,661	$207,194
Net income	$40,270	$53,689	$51,430	$33,735
Income per share:
Income per share—Basic	$0.18	$0.25	$0.24	$0.15
Income per share—Diluted	$0.18	$0.25	$0.24	$0.15
2016
Revenues	$352,736	$411,133	$423,994	$385,614
Gross profit (Revenues less cost of services provided)	$174,934	$215,190	$218,386	$192,619
Net income	$31,928	$47,783	$49,651	$38,007
Income per share:
Income per share—Basic	$0.15	$0.22	$0.23	$0.17
Income per share—Diluted	$0.15	$0.22	$0.23	$0.17
19.    CASH DIVIDEND
On January 23, 2018 the Board of Directors approved a 21.7% increase in the Company's quarterly cash dividend per common share to $0.14 payable March 9, 2018 to stockholders of record at the close of business February 9, 2018. On October 24, 2017, the Board of Directors declared its regular $0.115 per share as well as a special year-end dividend of $0.10 per share both payable December 11, 2017 to stockholders of record at the close of business November 10, 2017. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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
Below are the effects of the stock split on the Company’s Stockholders’ equity:

	December 31, 2014	Adjustment	December 31, 2014
(in thousands)	(pre-split)		(post-split)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued
Common stock, par value $1 per share; 250,000,000 shares authorized, 218,482,907 shares issued(1)	145,722	72,761	218,483
Treasury Stock, par value $1 per share; 200,000 shares	(200)		(200)
Paid-in-capital	62,839		62,839
Accumulated other comprehensive loss	(65,488)		(65,488)
Retained earnings	319,803	(72,761)	247,042
Total stockholders’ equity	$462,676		$462,676

(1) Shares issued increased as follows: 2014 - 72,760,969; 2013 - 72,932,222

Below are the effects of the stock split on the Company’s earnings per share:

	December 31, 2014		December 31, 2014
(in thousands, except per share amounts)	(pre-split)	Adjustment	(post-split)
Net income	$137,664	$—	$137,664
Basic earnings per share	$0.94	$(0.31)	$0.63
Diluted earnings per share	$0.94	$(0.31)	$0.63
Shares used for computation:
Basic	145,796	72,899	218,695
Diluted	145,796	72,899	218,695

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
Based on management’s evaluation as of December 31, 2017, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 25.
Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that materially affected or are reasonably likely to materially affect these controls.
Item 9B.    Other Information

None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 11 of this document.

Audit Committee and Audit Committee Financial Expert
Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officer and Related Party Transaction Policy. Both of these documents are available on the Company’s website at www.rollins.com and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta, Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 11.    Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information regarding equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C )
Equity compensation plans approved by security holders	2,017,119	$—	4,273,709
Equity compensation plans not approved by security holders	—	$—	—
Total	2,017,119	$—	4,273,709	(1)

(1)
Includes 4,273,709 shares available for grant under the 2008 Employee Stock Incentive Plan. The 2008 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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
Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under “Independent Public Accountants” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

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

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.

(b)	Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (b)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)
Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 2, 2012.

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

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	February 26, 2018	Date:	February 26, 2018

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
February 26, 2018

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2017, 2016 and 2015
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2017 Allowance for doubtful accounts	$14,600	$10,455	$(10,349)	$14,706
Year ended December 31, 2016 Allowance for doubtful accounts	$13,636	$11,257	$(10,293)	$14,600
Year ended December 31, 2015 Allowance for doubtful accounts	$14,094	$10,113	$(10,571)	$13,636

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10.1)+	Membership Interest Purchase Agreement by and among Rollins, Inc.,Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)
Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 23, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 22, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)
Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 2, 2012.

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