Form 10-Q
period 2018-03-31
ROLLINS INC
filed 2018-04-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Rollins, Inc. had 218,187,939 shares of its $1 par value Common Stock outstanding as of April 16, 2018.

ROLLINS, INC. AND SUBSIDIARIES

PART 1    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$84,319	$107,050
Trade receivables, net of allowance for doubtful accounts of $10,536 and $11,814, respectively	96,459	97,802
Financed receivables, short-term, net of allowance for doubtful accounts of $1,581 and $1,535, respectively	16,979	17,263
Materials and supplies	15,885	14,983
Other current assets	27,062	25,697
Total current assets	240,704	262,795
Equipment and property, net	136,272	134,088
Goodwill	364,606	346,514
Customer contracts	176,447	152,869
Trademarks & Tradenames	50,198	49,998
Other intangible assets	11,438	11,550
Financed receivables, long-term, net of allowance for doubtful accounts of $1,406 and $1,357, respectively	22,305	20,414
Prepaid Pension	18,237	17,595
Deferred income taxes	10,428	18,420
Other assets	20,061	19,420
Total assets	$1,050,696	$1,033,663
LIABILITIES
Accounts payable	$30,624	$26,161
Accrued insurance	28,462	28,018
Accrued compensation and related liabilities	64,610	73,016
Unearned revenues	117,934	109,029
Other current liabilities	57,443	58,345
Total current liabilities	299,073	294,569
Accrued insurance, less current portion	34,787	34,245
Long-term accrued liabilities	54,073	50,925
Total liabilities	387,933	379,739
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,186,439 and 217,992,177 shares issued and outstanding, respectively	218,186	217,992
Paid in capital	75,079	81,405
Accumulated other comprehensive loss	(48,908)	(45,956)
Retained earnings	418,406	400,483
Total stockholders’ equity	662,763	653,924
Total liabilities and stockholders’ equity	$1,050,696	$1,033,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands per except share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES
Customer services	$408,742	$375,247
COSTS AND EXPENSES
Cost of services provided	206,143	189,163
Depreciation and amortization	16,916	13,771
Sales, general and administrative	126,487	115,154
Gain on sale of assets, net	(56)	(26)
Interest expense / (income), net	58	(73)
INCOME BEFORE INCOME TAXES	59,194	57,258
PROVISION FOR INCOME TAXES	10,669	16,988
NET INCOME	$48,525	$40,270
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.18
DIVIDENDS PAID PER SHARE	$0.14	$0.12
Weighted average participating shares outstanding - basic and diluted	218,163	217,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$48,525	$40,270
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(2,952)	4,007
Other comprehensive earnings (loss)	(2,952)	4,007
Comprehensive earnings	$45,573	$44,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(In thousands) (unaudited)

	Common Stock		Paid-	Accumulated Other Comprehensive	Retained
	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2016	217,792	$217,792	$77,452	$(70,075)	$343,376	$568,545
Net Income					179,124	$179,124
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	14,159	—	$14,159
Foreign Currency Translation Adjustments	—	—	—	9,960	—	$9,960
Cash Dividends	—	—	—	—	(122,017)	$(122,017)
Stock Compensation	434	434	11,965	—	—	$12,399
Employee Stock Buybacks	(234)	(234)	(8,012)	—	—	$(8,246)
Balance at December 31, 2017	217,992	217,992	81,405	(45,956)	400,483	653,924
Net Income					48,525	48,525
Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustments	—	—	—	(2,952)	—	(2,952)
Cash Dividends	—	—	—	—	(30,602)	(30,602)
Stock Compensation	377	377	2,716	—	—	3,093
Employee Stock Buybacks	(183)	(183)	(9,042)	—	—	(9,225)
Balance at March 31, 2018	218,186	218,186	75,079	(48,908)	418,406	662,763

(1)    Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$48,525	$40,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,916	13,771
Provision for deferred income taxes	4,101	5,462
Provision for bad debts	932	61
Stock - based compensation expense	3,093	3,267
Other, net	(1,195)	(130)
Changes in operating assets and liabilities	376	(5,930)
Net cash provided by operating activities	72,748	56,771
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(43,154)	(3,020)
Purchases of equipment and property	(6,134)	(5,454)
Proceeds from sales of franchises	177	168
Other	76	61
Net cash used in investing activities	(49,035)	(8,245)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,225)	(7,480)
Dividends paid	(30,602)	(25,058)
Net cash used in financing activities	(39,827)	(32,538)
Effect of exchange rate changes on cash	(6,617)	3,705
Net increase/(decrease) in cash and cash equivalents	(22,731)	19,693
Cash and cash equivalents at beginning of period	107,050	142,785
Cash and cash equivalents at end of period	$84,319	$162,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2017 other than updates related to Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as noted below. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2017 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, or a few customers, or the Company’s foreign operations.

NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Revenue
Service Revenue and Other Revenue
Rollins’ revenues are sourced primarily from the sale of pest control and other protection services to residential and commercial consumers.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Nature of Goods and Services and Performance Obligations
The Company contracts with its customers to provide the following goods and services, each of which is a distinct performance obligation:
Pest control services - Rollins provides pest control services to protect residential and commercial properties from common pests, including rodents and insects. Pest control generally consists of assessing a customer’s property for conditions that invite pests, tackling current infestations, and stopping the life cycle to prevent future invaders. Revenue from pest control services is recognized as services are rendered.
The Company’s revenue recognition policies are designed to recognize revenues upon transfer of control at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. The Company defers recognition of advance payments and recognizes the revenue as the services are rendered. The Company classifies discounts related to the advance payments as a reduction in revenues.
Termite control services (including traditional and baiting) - Rollins provides both conventional and baiting termite protection services. Traditional termite protection uses “Termidor” liquid treatment and/or dry foam and Orkin foam to treat voids and spaces

ROLLINS, INC. AND SUBSIDIARIES

around the property, while baiting termite protection uses baits to disrupt the molting process termites require for growth and offers ongoing protection. Revenue from initial termite treatment services is recognized as services are provided.
Maintenance/monitoring/inspection - In connection with the initial service offerings, Rollins provides recurring maintenance, monitoring or inspection services to help protect consumer’s property for any future sign of termite activities after the original treatment. This recurring service is a service-type warranty under ASC 606 as it is routinely sold and purchased separately from the initial treatment services and is typically purchased or renewed annually.
Termite baiting revenues are recognized based on the transfer of control of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue that depicts the Company's performance in transferring control of the service. The allocation of the purchase price to the two deliverables is based on the relative stand-alone selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that depicts the Company's performance in transferring control of the service.
Revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term that depicts the Company's performance in transferring control of the service; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.
Miscellaneous services (e.g., cleaning, etc.) - In certain agreements with customers, Rollins may offer other miscellaneous services, including restroom cleaning (e.g., eliminating foul odors, grease and grime which could attract pests), training (e.g., seminar covering Good Manufacturing Practices and product stewardship), etc. Revenue from miscellaneous services is recognized when services are provided.
Products - Depending on customer demand, Rollins may separately sell pest control and/or termite protection products, such as baits. Revenue from product sales is recognized upon transfer of control of the asset.
Equipment rental (or lease) - Depending on customer demand, Rollins may lease certain pest control and/or termite protection equipment. Revenue from equipment rentals are recognized over the period of the rental/lease. Revenue from equipment rentals are not material and represent less than 1.0% of the Company's revenues for each reported period.
Right to access intellectual property (Franchise) - The right to access Rollins’ intellectual property is an essential part of Orkin’s franchising agreements. These agreements provide the franchisee (the customer) a license to use the Rollins’ name and trademark when advertising and selling services to end customers in their normal course of business. Orkin Franchise agreements contain a clause allowing Orkin to purchase certain assets of the franchisee. This is only an offer for Orkin to re-purchase the assets originally provided by Orkin to the franchisee and is not a performance obligation or a form of consideration. International and domestic franchising revenue was less than 0.5% of the Company’s annual revenues.
All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. Deferred Orkin franchise fees of $3.4 million at both March 31, 2018 and December 31, 2017 were not material to the Company's financial statements.
Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from franchises was $2.4 million for each of the three month periods ended March 31, 2018 and 2017, respectively.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. The balance of long-term accounts receivable, net of allowance for doubtful accounts, was $22.3 million as of March 31, 2018. As of December 31, 2017, long-term accounts receivable, net of allowance for doubtful accounts, were $20.4 million and are included in financed receivables as a long-term asset on our consolidated statements of financial position.

ROLLINS, INC. AND SUBSIDIARIES

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In thousands)
Three Months ended March 31, 2018
Balance at December 31, 2017	$14,706
Charged to costs and expenses	932
Net (deductions) recoveries	(2,115)
Balance at March 31, 2018	$13,523
Unearned revenue is comprised mainly of unearned revenue related to the Company’s termite baiting offering and year-in-advance pest control services for which we have been paid in advance and earn the revenue when we transfer control of the product or service.
Refer to Note 7 - Unearned Revenue for further information, including changes in unearned revenue during the period.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.
Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Recently issued accounting standards to be adopted in 2018 or later
In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 3.    REVENUE
Adoption of ASC Topic 606, "Revenue from Contracts with Customers" On January 1, 2018, and the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.
The following tables present our revenues disaggregated by revenue source (in thousands, unaudited).
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or country other than the United States accounted for more than 10% of the three months ended March 31, 2018 and 2017, respectively. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2018	2017
United States	$375,959	$345,580
Other countries	32,783	29,667
Total Revenues	$408,742	$375,247

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2018	2017
Residential contract revenue	$144,197	$132,344
Commercial contract revenue	132,079	124,833
Termite completions, bait monitoring, & renewals	76,491	65,652
Other revenues	55,975	52,418
Total Revenues	$408,742	$375,247

NOTE 4.    EARNINGS PER SHARE
The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended March 31,
	2018	2017
Basic and diluted earnings per share
Common stock	$0.22	$0.18
Restricted shares of common stock	$0.22	$0.18

NOTE 5.    CONTINGENCIES
In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment related cases and

ROLLINS, INC. AND SUBSIDIARIES

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

NOTE 6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2018 and December 31, 2017.

NOTE 7.     UNEARNED REVENUE
Changes in unearned revenue were as follows:

(In thousands)
Three Months ended March 31, 2018
Balance at December 31, 2017	$117,614
Deferral of unearned revenue	47,725
Recognition of unearned revenue	(38,809)
Balance at March 31, 2018	126,530

Year ended December 31, 2017
Balance at December 31, 2016	$106,323
Deferral of unearned revenue	140,019
Recognition of unearned revenue	(128,728)
Balance at December 31, 2017	117,614

Deferred revenue recognized in the three month period ended March 31, 2018 and March 31, 2017 were $38.8 million and $32.6 million, respectively.
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has no material contracted not recognized revenue as of March 31, 2018 or December 31, 2017.
At March 31, 2018 and December 31, 2017, the Company had long-term unearned revenue of $8.6 million. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

NOTE 8.    STOCKHOLDERS' EQUITY
During the three months ended March 31, 2018, the Company paid $30.6 million or $0.14 per share in cash dividends compared to $25.1 million or $0.115 per share during the same period in 2017.
During the first quarter ended March 31, 2018 and during the same period in 2017 the Company did not repurchase shares on the open market.
The Company also repurchases shares from employees for the payment of taxes on vesting restricted shares. The Company repurchased $9.2 million and $7.5 million of common stock for the quarter ended March 31, 2018 and 2017, respectively, from employees for the payment of taxes on vesting restricted shares.

ROLLINS, INC. AND SUBSIDIARIES

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, stock options, time lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2018, approximately 3.9 million shares of the Company’s common stock were reserved for issuance.
Time Lapse Restricted Shares and Restricted Stock Units
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended March 31,
(in thousands)	2018	2017
Time lapse restricted stock:
Pre-tax compensation expense	$3,093	$3,267
Tax benefit	(786)	(1,264)
Restricted stock expense, net of tax	$2,307	$2,003
The following table summarizes information on unvested restricted stock outstanding as of March 31, 2018:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2017	2,017	$24.50
Forfeited	(5)	18.68
Vested	(586)	19.69
Granted	384	47.88
Unvested Restricted Stock at March 31, 2018	1,810	$31.00
At March 31, 2018 and December 31, 2017, the Company had $48.1 million and $32.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.5 years and 3.9 years, respectively.

NOTE 9.    PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest and service cost	$1,995	$2,138
Expected return on plan assets	(3,443)	(3,342)
Amortization of net loss	826	830
Net periodic benefit	$(622)	$(374)

During the three months ended March 31, 2018 and the same period 2017 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2017. The Company is adequately funded on its Pension Plans and is not expecting to make further contributions in 2018.

NOTE 10.    BUSINESS COMBINATIONS

The Company made 16 acquisitions during the three month period ended March 31, 2018, and 23 acquisitions for the year ended December 31, 2017, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

On August 1, 2017, the Company completed the acquisition of Northwest Exterminating Co., Inc. Northwest has 23 offices in 5 southeastern states and was the nation’s 17th largest pest management company. Northwest performs services for approximately

ROLLINS, INC. AND SUBSIDIARIES

120,000 customers and will continue to operate as a separate business, as one of Rollins’ Specialty Brands, along with HomeTeam Pest Defense, Western Pest Services and Waltham Pest Services.

On February 28, 2018, the Company announced that it has purchased the stock of AMES Group Limited and Kestrel Pest Control Limited, both companies operating in the UK. AMES Group Limited is a long established pest control company, with a rich history of providing superior pest control, bird control, and specialist services to commercial customers throughout the midlands and including London. Kestrel Pest Control provides superior commercial pest control to customers in South Hampton and surrounding areas of the Southwest. Kestrel Pest Control will merge with our Safeguard UK brand.

On March 1, 2018, the Company announced that it had completed its acquisition of OPC Services. OPC Services will continue to operate as a separate business, and one of Rollins' Specialty Brands, along with HomeTeam Pest Defense, Northwest Exterminating, Western Pest Services and Waltham Pest Services.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31, 2018
Accounts Receivable	$1,536
Current Assets	273
Equipment and property	3,591
Goodwill	33,613
Customer Contracts and other intangible assets	18,225
Current liabilities	(9,310)
Long-term liabilities	(490)
Total consideration paid	$47,438
Less: Contingent consideration liability	(4,284)
Total cash purchase price	$43,154

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $364.6 million and $346.5 million at March 31, 2018 and December 31, 2017, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $46.5 million at March 31, 2018 and $46.3 million at December 31, 2017.

The Company completed its most recent annual impairment analysis as of September 30, 2017. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $176.4 million and $152.9 million at March 31, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames was $50.2 million and $50.0 million at March 31, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets was $11.4 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively. The carrying amount of customer contracts in foreign countries was $33.0 million and $29.8 million at March 31, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames in foreign countries was $1.7 million at March 31, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets in foreign countries was $1.6 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2018 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$176,447	3 - 12
Trademarks and tradenames	50,198	0 - 20
Non-compete agreements	4,054	3 - 20
Patents	2,405	3 - 15
Other assets	2,752	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$238,083

ROLLINS, INC. AND SUBSIDIARIES

NOTE 11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. To manage this risk, the Company enters into derivative financial instruments from time to time. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments from time to time to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $147,000 for the quarter ended March 31, 2018 and a gain of $30,000 for the same quarter in the prior year. As of March 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	3	$550	$425
Sell CAD/Buy USD Fwd Contract	6	$4,800	$3,808
Total	9	$—	$4,233

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018 and December 31, 2017 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location
	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$2	$—	$—	$(9)
Sell CAD/Buy USD Fwd Contract	$73	$—	$—	$(61)
Total	$75	$—	$—	$(70)

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2018 and March 31, 2017 (in thousands):

ROLLINS, INC. AND SUBSIDIARIES

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Three Months Ended March 31, 2018 and 2017

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income Three Months Ended March 31,
		2018	2017
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$11	$(8)
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	136	38
Total		$147	$30

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at March 31, 2018 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1) March 31,		(Level 2) March 31,		(Level 3) March 31,		Total Fair Value at As of March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Assets
Derivative Financial Instruments	$—	$—	$75	$36	$—	$—	$75	$36
Liabilities
Derivative Financial Instruments	$—	$—	$—	$(21)	$—	$—	$—	$(21)

As of March 31, 2018, the fair value of derivatives in a net asset position was $75,000 inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $75,000.

NOTE 12.    SUBSEQUENT EVENTS

On April 24, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.14 per share payable June 11, 2018 to stockholders of record at the close of business May 10, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 25, 2018, the Company reported its 48th consecutive quarter of improved revenue and earnings. The Company recorded first quarter revenues of $408.7 million, an increase of 8.9% over the prior year’s first quarter revenue of $375.2 million. Rollins’ net income increased 20.5% to $48.5 million or $0.22 per diluted share for the first quarter ended March 31, 2018, compared to $40.3 million or $0.18 per diluted share for the same period in 2017. The Northern U.S. region experienced major snow storms during the first quarter of 2018, which makes the 48th consecutive quarter of improved earnings all the more encouraging as weather normalizes.

On April 17, the Company announced that it will use part of the savings from the 2017 Tax Cuts and Jobs Act to improve employee benefits. These changes include an enhanced 401(k) match, stock grants, additional paid time off and additional employee scholarship opportunities.

On February 28, 2018, the Company announced that it has purchased the stock of AMES Group Limited and Kestrel Pest Control Limited, both companies operating in the UK. AMES Group Limited is a long established pest control company, with a rich history of providing superior pest control, bird control, and specialist services to commercial customers throughout the midlands and including London. Kestrel Pest Control provides superior commercial pest control to customers in South Hampton and surrounding areas of the Southwest. Kestrel Pest Control will merge with our Safeguard UK brand.

ROLLINS, INC. AND SUBSIDIARIES

On March 1, 2018, the Company announced that it had completed its acquisition of OPC Services. OPC Services will continue to operate as a separate business, and one of Rollins' Specialty Brands, along with HomeTeam Pest Defense, Northwest Exterminating, Western Pest Services and Waltham Pest Services.

Rollins continued its solid financial performance generating $72.7 million in cash from operations year to date.

Results of Operations:
THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Revenue

Revenues for the first quarter ended March 31, 2018 increased $33.5 million or 8.9% to $408.7 million compared to $375.2 million for the first quarter ended March 31, 2017.  Growth occurred across all service lines. Approximately 4.2 percentage points of the 8.9% increase came from acquisitions while growth in customers and pricing made up the remaining 4.7 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the first quarter ended March 31, 2018, commercial pest control revenue approximated 40% of the Company’s revenues, residential pest control approximated 40% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing first quarter 2018 to first quarter 2017, the Company’s commercial pest control revenue grew 5.6%, residential pest control revenue grew 8.4%, and termite and ancillary services revenue grew 16.2%. Foreign operations accounted for approximately 8% of total revenues during the first quarters of both 2018 and 2017, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2018	2017	2016
First Quarter	$408,742	$375,247	$352,736
Second Quarter	—	433,555	411,133
Third quarter	—	450,442	423,994
Fourth Quarter	—	414,713	385,614
Year ended December 31,	$408,742	$1,673,957	$1,573,477

Cost of Services Provided

Cost of Services provided for the first quarter ended March 31, 2018 increased $17.0 million or 9.0% to $206.1 million, compared to $189.2 million the quarter ended March 31, 2017. Gross margin for the quarter was flat at 49.6%, compared to the prior year first quarter gross margin. The margin for the quarter was negatively affected by the severe weather in the Northeast. The Company paid $2.2 million to employees via a 401(k) match that decreased first quarter 2018 gross margin by 1 percentage point. The quarter benefited from improved efficiencies in routing and scheduling technology which also helped to lower service salaries as a percent of revenue. Service salaries were down compared to revenue, but we expect this to rise second quarter with the arrival of spring and summer months. Insurance and claims were lower than prior year as a percent of revenue as we reduced our exposure in litigation. These gains were offset by higher personnel related costs from the aforementioned 401(k) plan Company match. Fleet expenses are up as gasoline costs are up an average of $0.25 per gallon and increased lease expenses. Bad debt increased as compared to 2017.

Depreciation and Amortization

Depreciation and Amortization expenses for the first quarter ended March 31, 2018 increased $3.1 million to $16.9 million, an increase of 22.8%. Depreciation increased $0.3 million due to acquisitions and equipment purchases while amortization of intangible assets increased $2.8 million due to amortization of customer contracts included in several acquisitions which reduced the Company’s earnings per share by approximately $0.01 per diluted share after taxes.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2018 increased $11.3 million or 9.8%, to 30.9% of revenues, up 0.2 percentage points from 30.7% for the first quarter ended March 31, 2017.  The increase in the percent of revenue is due to higher administrative salaries and personnel related expenses due to acquisitions, fleet costs due to increased gasoline prices, and professional service costs related to IT projects. The increases were partially offset by lower insurance and claims expense, due to claims and litigation resolution.

Income Taxes

Income Taxes for the first quarter ended March 31, 2018 decreased $6.3 million or 37.2% to $10.7 million from $17.0 million reported for first quarter ended March 31, 2017. The effective tax rate was 18.0% for the first quarter ended March 31, 2018 and 29.7% for the first quarter ended March 31, 2017. The decrease in the effective rate was primarily due to a reduction in the federal income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act has significant complexities and the Company, under Staff Accounting Bulletin 118, has made certain reasonable estimates that could be adjusted in future periods as required. Implementation guidance from the Internal Revenue Service, clarifications of state tax law and completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. Management believes that the corporate effective tax rate for 2018 will be in the mid 20% range.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $72.7 million and $56.8 million for the three months ended March 31, 2018, and 2017, respectively. During the three months ended March 31, 2018 and the same period in 2017 the Company made no contribution to its defined benefit retirement plans. The Company is adequately funded on its Pension Plans and is not expecting to make further contributions in 2018.
The Company invested approximately $6.1 million in capital expenditures, exclusive of expenditures for business acquisitions, during the three months ended March 31, 2018, compared to $5.5 million during the same period in 2017, and expects to invest approximately $22.0 million for the remainder of 2018. Capital expenditures for the first three months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the three months ended March 31, 2018, the Company made expenditures for acquisitions totaling $43.2 million, compared to $3.0 million during the same period in 2017. A total of $30.6 million was paid in cash dividends ($0.14 per share) a 21.7% increase during the first three months of 2018, compared to $25.1 million or ($0.115 per share) during the same period in 2017. On April 24, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.14 per share payable June 11, 2018 to stockholders of record at the close of business May 10, 2018 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first three months of 2018 and during the same period in 2017. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.2 million and $7.5 million of common stock for the three months ended March 31, 2018 and 2017, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.
 The Company’s balance sheet as of March 31, 2018 and December 31, 2017 includes short-term unearned revenues of $117.9 million and $109.0 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $84.3 million of total cash at March 31, 2018, is held at various banking institutions. Approximately $62.7 million is held in cash accounts at foreign bank institutions and the remaining $21.6 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little first-party debt to service. The Company maintains adequate liquidity

ROLLINS, INC. AND SUBSIDIARIES

and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.
On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility.  The Company had no outstanding borrowings under the line of credit or under the swingline subfacility as of March 31, 2018. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2018.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2017, other than Topic 606.

New Accounting Standards
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; the expectation of no defined benefit retirement plan contributions: the Company’s expectation regarding capital expenditure for the remainder of 2018; the Company's expectations regarding our corporate tax rate for 2018; the expectation of sales salaries to rise in the second quarter; the Company’s expectation to maintain compliance with debt covenants; and the Company’s belief that interest rate exposure and foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion

ROLLINS, INC. AND SUBSIDIARIES

of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 11 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation

ROLLINS, INC. AND SUBSIDIARIES

Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2018, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.     Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2018 were as          follows:

	Total Number of shares	Weighted-Average Price paid per	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under the repurchase plans
Period	Purchased (1)	Share	repurchases (2)
January 1 to 31, 2018	165,852	$49.92	—	5,073,611
February 1 to 28, 2018	3,589	50.85	—	5,073,611
March 1 to 31, 2018	15,277	49.87	—	5,073,611
Total	184,718	$49.94	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: January 2018: 165,852; February 2018: 3,589; and March 2018: 15,277

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

ROLLINS, INC.
(Registrant)

Date: April 27, 2018	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	By:	/s/ Paul E. Northen
Paul E. Northen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)