Form 10-Q
period 2018-06-30
ROLLINS INC
filed 2018-07-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Rollins, Inc. had 218,174,643 shares of its $1 par value Common Stock outstanding as of July 16, 2018.

ROLLINS, INC. AND SUBSIDIARIES

PART 1    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$87,885	$107,050
Trade receivables, net of allowance for doubtful accounts of $10,897 and $11,814, respectively	115,672	97,802
Financed receivables, short-term, net of allowance for doubtful accounts of $1,765 and $1,535, respectively	18,359	17,263
Materials and supplies	16,098	14,983
Other current assets	50,458	25,697
Total current assets	288,472	262,795
Equipment and property, net	137,654	134,088
Goodwill	359,107	346,514
Customer contracts	182,522	152,869
Trademarks & tradenames	52,323	49,998
Other intangible assets	11,578	11,550
Financed receivables, long-term, net of allowance for doubtful accounts of $1,368 and $1,357, respectively	26,235	20,414
Prepaid Pension	18,880	17,595
Deferred income taxes	7,923	18,420
Other assets	20,488	19,420
Total assets	$1,105,182	$1,033,663
LIABILITIES
Accounts payable	$32,073	$26,161
Accrued insurance	28,732	28,018
Accrued compensation and related liabilities	72,558	73,016
Unearned revenues	124,784	109,029
Other current liabilities	61,084	58,345
Total current liabilities	319,231	294,569
Accrued insurance, less current portion	35,117	34,245
Accrued pension	39	—
Long-term accrued liabilities	54,984	50,925
Total liabilities	409,371	379,739
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,217,444 and 217,992,177 shares issued and outstanding, respectively	218,217	217,992
Paid in capital	78,212	81,405
Accumulated other comprehensive loss	(54,026)	(45,956)
Retained earnings	453,408	400,483
Total stockholders’ equity	695,811	653,924
Total liabilities and stockholders’ equity	$1,105,182	$1,033,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands per except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Customer services	$480,461	$433,555	$889,203	$808,802
COSTS AND EXPENSES
Cost of services provided	230,772	204,480	436,915	393,643
Depreciation and amortization	16,366	13,547	33,282	27,317
Sales, general and administrative	143,379	129,667	269,866	244,821
Gain on sale of assets, net	(308)	(88)	(364)	(113)
Interest expense / (income), net	75	(190)	133	(263)
INCOME BEFORE INCOME TAXES	90,177	86,139	149,371	143,397
PROVISION FOR INCOME TAXES	24,635	32,450	35,304	49,438
NET INCOME	$65,542	$53,689	$114,067	$93,959
NET INCOME PER SHARE - BASIC AND DILUTED	$0.30	$0.25	$0.52	$0.43
DIVIDENDS PAID PER SHARE	$0.14	$0.12	$0.28	$0.23
Weighted average participating shares outstanding - basic and diluted	218,188	218,002	218,175	217,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$65,542	$53,689	$114,067	$93,959
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(5,118)	2,382	(8,070)	6,389
Other comprehensive earnings (loss)	(5,118)	2,382	(8,070)	6,389
Comprehensive earnings	$60,424	$56,071	$105,997	$100,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(In thousands) (unaudited)

	Common Stock		Paid-	Accumulated Other Comprehensive	Retained
	Shares	Amount	In-Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2016	217,792	$217,792	$77,452	$(70,075)	$343,376	$568,545
Net income					179,124	$179,124
Other comprehensive income, net of tax
Pension liability adjustment	—	—	—	14,159	—	$14,159
Foreign currency translation adjustments	—	—	—	9,960	—	$9,960
Cash dividends	—	—	—	—	(122,017)	$(122,017)
Stock compensation	434	434	11,965	—	—	$12,399
Employee stock buybacks	(234)	(234)	(8,012)	—	—	$(8,246)
Balance at December 31, 2017	217,992	217,992	81,405	(45,956)	400,483	653,924
Net income					114,067	114,067
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(8,070)	—	(8,070)
Cash dividends	—	—	—	—	(61,142)	(61,142)
Stock compensation	411	411	5,959	—	—	6,370
Employee stock buybacks	(186)	(186)	(9,152)	—	—	(9,338)
Balance at June 30, 2018	218,217	218,217	78,212	(54,026)	453,408	695,811

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$114,067	$93,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,282	27,317
Provision for deferred income taxes	4,508	7,674
Provision for bad debts	4,190	2,564
Stock - based compensation expense	6,370	6,375
Other, net	(1,535)	(265)
Changes in operating assets and liabilities	(30,373)	(17,716)
Net cash provided by operating activities	130,509	119,908
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(54,619)	(6,165)
Purchases of equipment and property	(14,246)	(11,222)
Proceeds from sales of franchises	228	245
Other	425	295
Net cash used in investing activities	(68,212)	(16,847)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,338)	(7,689)
Dividends paid	(61,142)	(50,117)
Net cash used in financing activities	(70,480)	(57,806)
Effect of exchange rate changes on cash	(10,982)	6,797
Net increase/(decrease) in cash and cash equivalents	(19,165)	52,052
Cash and cash equivalents at beginning of period	107,050	142,785
Cash and cash equivalents at end of period	$87,885	$194,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2017 other than updates related to Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606) as noted below. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2017 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results for the entire year.

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
Right to access intellectual property (Franchise) - The right to access Rollins’ intellectual property is an essential part of Orkin’s franchising agreements. These agreements provide the franchisee (the customer) a license to use the Rollins’ name and trademark when advertising and selling services to end customers in their normal course of business. Orkin Franchise agreements contain a clause allowing Orkin to purchase certain assets of the franchisee. This is only an offer for Orkin to re-purchase the assets originally provided by Orkin to the franchisee and is not a performance obligation or a form of consideration. International and domestic franchising revenue was less than 1.0% of the Company’s annual revenues.
All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees of $1.9 million at June 30, 2018 and $3.4 million December 31, 2017 were not material to the Company's financial statements.
Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $3.7 million for the three month period ended June 30, 2018 and $1.4 million for the same period in 2017 and $5.0 million and $2.7 million for the six month periods ended in June 30, 2018 and 2017, respectively.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. The balance of long-term accounts receivable, net of allowance for doubtful accounts, was $26.2 million as of June 30, 2018. As of December 31, 2017, long-term

ROLLINS, INC. AND SUBSIDIARIES

accounts receivable, net of allowance for doubtful accounts, was $20.4 million and is included in financed receivables as a long-term asset on our consolidated statements of financial position.
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In thousands)
Six Months ended June 30,2018
Balance at December 31, 2017	$14,706
Charged to costs and expenses	4,190
Net (deductions) recoveries	(4,866)
Balance at June 30, 2018	$14,030
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

Recently issued accounting standards to be adopted in 2018 or later
In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (ASC 605), Revenue from Contracts with Customers (ASC 606), Leases (ASC 840), and Leases (ASC 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (ASC 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 3.    REVENUE
Adoption of ASC 606, "Revenue from Contracts with Customers". On January 1, 2018, and the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.
There was no material impact on the Company’s financial statements as a result of adopting ASC 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.
The following tables present our revenues disaggregated by revenue source (in thousands, unaudited).
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or country other than the United States accounted for more than 10% of the six months ended June 30, 2018 and 2017, respectively. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$443,782	$400,300	$819,741	$745,880
Other countries	36,679	33,255	69,462	62,922
Total Revenues	$480,461	$433,555	$889,203	$808,802

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Residential contract revenue	$169,411	$151,252	$313,445	$283,596
Commercial contract revenue	136,839	129,174	268,918	254,006
Termite completions, bait monitoring, & renewals	93,874	80,950	170,365	146,602
Other revenues	80,337	72,179	136,475	124,598
Total Revenues	$480,461	$433,555	$889,203	$808,802

NOTE 4.    EARNINGS PER SHARE
The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted earnings per share
Common stock	$0.30	$0.25	$0.52	$0.43
Restricted shares of common stock	$0.29	$0.24	$0.55	$0.41

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

NOTE 6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at June 30, 2018 and December 31, 2017.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2018.

NOTE 7.     UNEARNED REVENUE
Changes in unearned revenue were as follows:

(In thousands)
Six Months ended June 30, 2018
Balance at December 31, 2017	$117,614
Deferral of unearned revenue	95,948
Recognition of unearned revenue	(78,290)
Balance at June 30, 2018	135,272

Year ended December 31, 2017
Balance at December 31, 2016	$106,323
Deferral of unearned revenue	140,019
Recognition of unearned revenue	(128,728)
Balance at December 31, 2017	117,614

Deferred revenue recognized in the three months ended June 30, 2018 and 2017 was $39.5 million and $32.8 million, respectively, and was $78.3 million and $65.4 million for the six month period ended June 30, 2018 and June 30, 2017, respectively.
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has no material contracted not recognized revenue as of June 30, 2018 or December 31, 2017.
At June 30, 2018 and December 31, 2017, the Company had long-term unearned revenue of $10.5 million and $8.6 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

NOTE 8.    STOCKHOLDERS' EQUITY
During the six months ended June 30, 2018, the Company paid $61.1 million or $0.28 per share in cash dividends compared to $50.1 million or $0.23 per share during the same period in 2017.
During the first six months ended June 30, 2018 and during the same period in 2017 the Company did not repurchase shares on the open market.
The Company repurchases shares from employees for the payment of taxes on vesting restricted shares. The Company repurchased $0.1 million and $0.2 million of common stock for the quarter ended June 30, 2018 and June 30, 2017, respectively, from employees

ROLLINS, INC. AND SUBSIDIARIES

for the payment of taxes on vesting restricted shares and $9.3 million and $7.7 million for the six months ended June 30, 2017 and 2016, respectively.
As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, stock options, time lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2018, approximately 6.0 million shares of the Company’s common stock were reserved for issuance.
Time Lapse Restricted Shares and Restricted Stock Units
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Time lapse restricted stock:
Pre-tax compensation expense	$3,277	$3,107	$6,370	6,375
Tax benefit	(717)	(1,202)	(1,503)	(2,467)
Restricted stock expense, net of tax	$2,560	$1,905	$4,867	$3,908
The following table summarizes information on unvested restricted stock outstanding as of June 30, 2018:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2017	2,017	$24.50
Forfeited	(17)	25.42
Vested	(593)	19.86
Granted	428	48.36
Unvested Restricted Stock at June 30, 2018	1,835	$31.55
At June 30, 2018 and December 31, 2017, the Company had $46.9 million and $32.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.3 years and 3.9 years, respectively.

NOTE 9.    PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest and service cost	$1,995	$2,138	$3,990	$4,276
Expected return on plan assets	(3,443)	(3,342)	(6,886)	(6,684)
Amortization of net loss	826	830	1,652	1,660
Net periodic benefit	$(622)	$(374)	$(1,244)	$(748)

During the six months ended June 30, 2018 and the same period in 2017 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2017. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2018.

The Company has initiated the process to transition its Pension Plan to an Insurance provider.  The timeline will take approximately 16-18 months.  The Company’s Pension Plan is currently more than 100% funded.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.    BUSINESS COMBINATIONS

The Company made 26 acquisitions during the six month period ended June 30, 2018, and 23 acquisitions for the year ended December 31, 2017, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

On August 1, 2017, the Company completed the acquisition of Northwest Exterminating Co., Inc. Northwest has 23 offices in five southeastern states and was the nation’s 17th largest pest management company. Northwest performs services for approximately 120,000 customers.

On February 28, 2018, the Company announced that it purchased the stock of AMES Group Limited and Kestrel Pest Control Limited, both companies operating in the UK. AMES Group Limited is a long established pest control company, with a rich history of providing superior pest control, bird control, and specialist services to commercial customers throughout the midlands, including London. Kestrel Pest Control provides superior commercial pest control to customers in South Hampton and surrounding areas of southwest England.

On March 1, 2018, the Company announced that it acquired OPC Services.

On May 17, 2018, the Company announced that it purchased the stock of Guardian Pest Control, operating in the UK.

On July 2, 2018, the Company acquired the stock of Aardwolf Pestkare (Singapore) Pte Ltd. Aardwolf Pestkare is Rollins’ first company-owned operation in Singapore.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30, 2018
Accounts receivable	$1,982
Current assets	413
Equipment and property	4,690
Goodwill	12,886
Customer contracts and other intangible assets	53,564
Current liabilities	(13,920)
Other assets and liabilities, net	(438)
Total consideration paid	$59,177
Less: Contingent consideration liability	(4,558)
Total cash purchase price	$54,619

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $359.1 million and $346.5 million at June 30, 2018 and December 31, 2017, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $45.6 million at June 30, 2018 and $46.3 million at December 31, 2017.

The Company completed its most recent annual impairment analysis as of September 30, 2017. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $182.5 million and $152.9 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames was $52.3 million and $50.0 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets was $11.6 million and $11.6 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of customer contracts in foreign countries was $35.3 million and $29.8 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames in foreign countries was $1.5 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets in foreign countries was $1.5 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2018 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$182,522	3 - 12
Trademarks and tradenames	52,323	0 - 20
Non-compete agreements	4,432	3 - 20
Patents	2,270	3 - 15
Other assets	2,649	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$246,423

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $0.2 million for the quarter ended June 30, 2018 and a net loss of $0.3 million for the same quarter in the prior year. Changes in the fair value of derivatives for the six months ended June 30, 2018 and during the same period in 2017 were equal to a gain of $0.3 million and a net loss of $0.2 million, respectively. As of June 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	6	$750	$564
Sell CAD/Buy USD Fwd Contract	10	$7,250	$5,637
Total	16	$—	$6,201

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location
	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$10	$—	$(2)	$(9)
Sell CAD/Buy USD Fwd Contract	$112	$—	$(8)	$(61)
Total	$122	$—	$(10)	$(70)

The table below presents the effect of the Company’s derivative financial instruments on the income statement as of June 30, 2018 and June 30, 2017 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Three and Six Months Ended June 30, 2018 and 2017

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income Three Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income Six Months Ended June 30,
		2018	2017	2018	2017
Sell AUD/Buy USD Fwd Contract	Other inc/(exp)	$27	$(15)	$38	$(23)
Sell CAD/Buy USD Fwd Contract	Other inc/(exp)	123	(251)	259	(213)
Total		$150	$(266)	$297	$(236)

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at June 30, 2018 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical Assets and Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1) June 30,		(Level 2) June 30,		(Level 3) June 30,		Total Fair Value at As of June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Assets
Derivative Financial Instruments	$—	$—	$122	$—	$—	$—	$122	$—
Liabilities
Derivative Financial Instruments	$—	$—	$(10)	$(77)	$—	$—	$(10)	$(77)

As of June 30, 2018, the fair value of derivatives in a net asset position was $122,000 inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $122,000.

NOTE 12.    SUBSEQUENT EVENTS

On July 24, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.14 per share payable September 10, 2018 to stockholders of record at the close of business August 10, 2018.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 25, 2018, the Company reported its 49th consecutive quarter of improved revenue and earnings. The Company recorded second quarter revenues of $480.5 million, an increase of 10.8% over the prior year’s second quarter revenue of $433.6 million. Rollins’ net income increased 22.1% to $65.5 million or $0.30 per diluted share for the second quarter ended June 30, 2018, compared to $53.7 million or $0.25 per diluted share for the same period in 2017.

Rollins’ revenues rose 9.9% for the first six months of 2018 to $889.2 million compared to $808.8 million for the prior year. Net income for the first six months of 2018 was $114.1 million or $0.52 per diluted share, an increase of 21.4%, or $0.09 per diluted share compared to $94.0 million or $0.43 per diluted share for the same period last year.

On July 2, 2018, the Company announced that purchased the stock of Aardwolf Pestkare (Singapore) Pte Ltd. This acquisition is Rollins’ first company-owned operation in Singapore.

On April 25, 2018, the Company acquired the stock of Guardian Pest Control, operating in the UK.

On April 17, 2018, the Company announced that it will use part of the savings from the 2017 Tax Cuts and Jobs Act to improve employee benefits. These changes include an enhanced 401(k) match, stock grants based on tenure, additional vacation time and additional employee scholarship opportunities.

Rollins continued its solid financial performance generating $130.5 million in cash from operations year to date.

Results of Operations:
THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Revenue

Revenues for the second quarter ended June 30, 2018 increased $46.9 million or 10.8% to $480.5 million compared to $433.6 million for the second quarter ended June 30, 2017.  Growth occurred across all service lines. Approximately 5.4 percentage points of the 10.8% increase in revenues came from acquisitions while growth in customers and pricing made up the remaining 5.4 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the second quarter ended June 30, 2018, commercial pest control revenue approximated 37% of the Company’s revenues, residential pest control approximated 42% of the Company’s revenues, and termite and ancillary service revenue approximated 20% of the Company’s revenues. Comparing second quarter 2018 to second quarter 2017, the Company’s commercial pest control revenue increased 6.0%, residential pest control revenue grew 11.6%, and termite and ancillary services revenue grew 16.0%. Foreign operations accounted for approximately 8% of total revenues during the second quarters of both 2018 and 2017, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2018	2017	2016
First Quarter	$408,742	$375,247	$352,736
Second Quarter	480,461	433,555	411,133
Third Quarter	—	450,442	423,994
Fourth Quarter	—	414,713	385,614
Year ended December 31,	$889,203	$1,673,957	$1,573,477

ROLLINS, INC. AND SUBSIDIARIES

Cost of Services Provided

Cost of Services provided for the second quarter ended June 30, 2018 increased $26.3 million or 12.9% to $230.8 million, compared to $204.5 million the quarter ended June 30, 2017. Gross Margin for the quarter was 52.0%, down from 52.8% prior years' quarter. The quarter benefited from improved efficiencies in routing and scheduling technology which helped alleviate increased gasoline prices. Fleet expenses increased $3.5 million or 21.5% for the quarter driven by gasoline increases per gallon and lease vehicle expense. Personnel related costs were up due to the 401(k) plan Company match and stock grants we announced earlier.

Depreciation and Amortization

Depreciation and Amortization expenses for the second quarter ended June 30, 2018 increased $2.8 million to $16.4 million, an increase of 20.8%. Depreciation increased $0.9 million due to acquisitions and equipment purchases while amortization of intangible assets increased $1.9 million due to amortization of customer contracts included in several acquisitions. These changes together reduced the Company’s earnings per share by approximately $0.05 per diluted share after taxes.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2018 increased $13.7 million or 10.6%, to $143.4 million or 29.8% of revenues, down 0.1 percentage points from $129.7 million or 29.9% of revenues for the second quarter ended June 30, 2017.  The decrease in the percent of revenue is due to lower sales salaries which increased slower than revenue, as well as materials and supplies, and reduced professional expenses as we wrap up various projects.

Income Taxes

Income Taxes for the second quarter ended June 30, 2018 decreased $7.8 million or 24.1% to $24.6 million from $32.5 million reported for second quarter ended June 30, 2017. The effective tax rate was 27.3% for the second quarter ended June 30, 2018 and 37.7% for the second quarter ended June 30, 2017. The decrease in the effective rate was primarily due to a reduction in the federal income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act has significant complexities and the Company, under Staff Accounting Bulletin 118, has made certain reasonable estimates that could be adjusted in future periods as required. Implementation guidance from the Internal Revenue Service, clarifications of state tax law and completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. Management believes that the corporate effective tax rate for 2018 will be in the mid 20% range.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Revenue
Revenues for the six months ended June 30, 2018 increased $80.4 million or 9.9% to $889.2 million compared to $808.8 million for the six months ended June 30, 2017. The Company saw an increase in new sales leads received while increasing our customer base. Average price remained relatively flat in most categories. Acquisitions contributed approximately 4.4% of revenues for the first six months. The higher sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 38% of the Company’s revenues during the six months ended June 30, 2018, residential pest control revenue approximated 41% of revenues, and termite and ancillary service revenues, made up approximately 19% of the Company’s revenues. The Company’s commercial pest control revenue increased 5.8%, residential pest control revenue grew 10.2%, and termite and ancillary services revenue grew 16.2%. Foreign operations accounted for approximately 8% of total revenues for the first six months of both 2018 and 2017, respectively.

Cost of Services Provided
Cost of Services provided for the six months ended June 30, 2018 increased $43.3 million or 11.0% to $436.9 million compared to $393.6 million for the six months ended June 30, 2017. Gross margin decreased to 50.9% a decrease of 0.4 percentage points from 51.3% of revenues prior year-to-date. The year-to-date decrease in gross margin transpired as the Company increased its personnel related costs with its benefit enhancements in the first quarter that will continue throughout the year. Higher fuel cost, lease vehicle expenses and higher maintenance and repairs expenses had a negative impact.

Depreciation and Amortization
Depreciation and Amortization expenses for the six months ended June 30, 2018 increased $6.0 million to $33.3 million, an increase of 21.8%, increasing 0.3 percentage points as a percent of revenue to 3.7% of revenue compared to 3.4% of revenue the prior year. Depreciation increased due to the investment associated with the 2016 rollout of BOSS as well as acquisitions

ROLLINS, INC. AND SUBSIDIARIES

and equipment purchases. Amortization of intangible assets increased due to amortization of customer contracts purchased in various acquisitions. For the six months period depreciation and amortization decreased the Company's earnings by $0.11 per share.

Sales, General and Administrative
Sales, General and Administrative (SG&A) expenses for the six months ended June 30, 2018 increased $25.0 million or 10.2% to $269.9 million or 30.3% of revenues, from $244.8 million or 30.3% of revenues in the prior year period. The increase in SG&A was primarily due to higher administrative salaries associated with our acquisitions, higher personnel related cost due to our initiative to improve added employee benefit enhancements, higher fleet expenses and increase in bad debt expense.

Gain on Sale of assets, Net
Gain on sales of assets, net was a net gain of $0.4 million for the six month period ended June 30, 2018 an increase of $0.3 million from $0.1 million for the six months ended June 30, 2017 due to an increase in recognized net gains from the sale of Company owned vehicles and property in 2018 and 2017.

Income Taxes
Income Taxes for the six months ended June 30, 2018 decreased $14.1 million or 28.6% to $35.3 million from $49.4 million reported for six months ended June 30, 2017. The effective tax rate was 23.6% for the six months ended June 30, 2018 and 34.5% for the six months ended June 30, 2017. The decrease in the effective rate was primarily due to a reduction in the federal income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act has significant complexities and the Company, under Staff Accounting Bulletin 118, has made certain reasonable estimates that could be adjusted in future periods as required. Implementation guidance from the Internal Revenue Service, clarifications of state tax law and completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. Management believes that the corporate effective tax rate for 2018 will be in the mid 20% range.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $130.5 million and $119.9 million for the six months ended June 30, 2018, and 2017, respectively. During the six months ended June 30, 2018 and the same period in 2017, the Company made no contribution to its defined benefit retirement plans. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2018. The Company has initiated the process to transition its Pension Plan to an Insurance provider.  The timeline will take approximately 16-18 months.  The Company’s Pension Plan is currently more than 100% funded.
The Company invested approximately $14.2 million in capital expenditures, exclusive of expenditures for business acquisitions, during the six months ended June 30, 2018, compared to $11.2 million during the same period in 2017, and expects to invest approximately $15.0 million for the remainder of 2018. Capital expenditures for the first six months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the six months ended June 30, 2018, the Company made expenditures for acquisitions totaling $54.6 million, compared to $6.2 million during the same period in 2017. A total of $61.1 million was paid in cash dividends ($0.28 per share), compared to $50.1 million or ($0.23 per share) during the same period in 2017. On July 24, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.14 per share payable September 10, 2018 to stockholders of record at the close of business August 10, 2018 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first six months of 2018 and during the same period in 2017. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.4 million and $7.7 million of common stock for the six months ended June 30, 2018 and 2017, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.
 The Company’s balance sheet as of June 30, 2018 and December 31, 2017 includes short-term unearned revenues of $124.8 million and $109.0 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the

ROLLINS, INC. AND SUBSIDIARIES

Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $87.9 million of total cash at June 30, 2018, is held at various banking institutions. Approximately $47.8 million is held in cash accounts at foreign bank institutions and the remaining $40.1 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little first-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.
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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2017, other than ASC 606.

New Accounting Standards
See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; the expectation of no defined benefit retirement plan contributions for the remainder of 2018; the Company’s ability to complete the transition of the pension plan to the insurance provider, including the ability to meet the proposed timeline of 16-18 months; the Company’s expectation regarding capital expenditure for the remainder of 2018; the Company's expectations regarding our corporate tax rate for 2018; and the impact of any potential adjustments resulting from the Tax Act; the Company’s expectation to maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult

ROLLINS, INC. AND SUBSIDIARIES

or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 11 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2018, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.     Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2018 were as follows:

	Total Number of shares	Weighted-Average Price paid per	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under the repurchase plans
Period	Purchased (1)	Share	repurchases (2)
April 1 to 30, 2018	1,926	$49.03	—	5,073,611
May 1 to 31, 2018	—	—	—	5,073,611
June 1 to 30, 2018	300	51.71	—	5,073,611
Total	2,226	$49.39	—	5,073,611

ROLLINS, INC. AND SUBSIDIARIES

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: April 2018: 1,926; May 2018: 0; and June 2018: 300.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

ROLLINS, INC.
(Registrant)

Date: July 27, 2018	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)