Form 10-Q
period 2018-09-30
ROLLINS INC
filed 2018-10-26
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Rollins, Inc. had 218,212,261 shares of its $1 par value Common Stock outstanding as of October 16, 2018.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(in thousands except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$118,652	$107,050
Trade receivables, net of allowance for doubtful accounts of $13,080 and $11,814, respectively	122,375	97,802
Financed receivables, short-term, net of allowance for doubtful accounts of $1,691 and $1,535, respectively	20,384	17,263
Materials and supplies	16,093	14,983
Other current assets	25,576	25,697
Total current assets	303,080	262,795
Equipment and property, net	136,857	134,088
Goodwill	365,480	346,514
Customer contracts	185,477	152,869
Trademarks & tradenames	53,850	49,998
Other intangible assets	11,587	11,550
Financed receivables, long-term, net of allowance for doubtful accounts of $1,416 and $1,357, respectively	26,882	20,414
Prepaid Pension	19,522	17,595
Deferred income taxes	5,863	18,420
Other assets	20,975	19,420
Total assets	$1,129,573	$1,033,663
LIABILITIES
Accounts payable	29,991	26,161
Accrued insurance	27,722	28,018
Accrued compensation and related liabilities	73,829	73,016
Unearned revenues	123,916	109,029
Other current liabilities	53,923	58,345
Total current liabilities	309,381	294,569
Accrued insurance, less current portion	33,883	34,245
Accrued pension	58	—
Long-term accrued liabilities	51,493	50,925
Total liabilities	394,815	379,739
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 218,212,261 and 217,992,177 shares issued and outstanding, respectively	218,212	217,992
Paid in capital	81,682	81,405
Accumulated other comprehensive loss	(54,637)	(45,956)
Retained earnings	489,501	400,483
Total stockholders’ equity	734,758	653,924
Total liabilities and stockholders’ equity	$1,129,573	$1,033,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands per except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Customer services	$487,739	$450,442	$1,376,942	$1,259,244
COSTS AND EXPENSES
Cost of services provided	236,287	218,781	673,202	612,424
Depreciation and amortization	16,867	14,313	50,149	41,630
Sales, general and administrative	145,072	134,932	414,938	379,753
Gain on sale of assets, net	(314)	(66)	(678)	(179)
Interest income, net	(63)	(79)	70	(342)
INCOME BEFORE INCOME TAXES	89,890	82,561	239,261	225,958
PROVISION FOR INCOME TAXES	23,262	31,131	58,566	80,569
NET INCOME	$66,628	$51,430	$180,695	$145,389
NET INCOME PER SHARE - BASIC AND DILUTED	$0.31	$0.24	$0.83	$0.67
DIVIDENDS PAID PER SHARE	$0.14	$0.12	$0.42	$0.35
Weighted average participating shares outstanding - basic and diluted	218,214	217,988	218,188	217,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$66,628	$51,430	$180,695	$145,389
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(611)	4,085	(8,681)	10,474
Other comprehensive (loss) earnings	(611)	4,085	(8,681)	10,474
Comprehensive earnings	$66,017	$55,515	$172,014	$155,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands) (unaudited)

	Common Stock			Accumulated Other
			Paid-in-	Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at December 31, 2016	217,792	$217,792	$77,452	(70,075)	$343,376	$568,545
Net Income					179,124	179,124
Other comprehensive income, net of tax
Pension Liability Adjustments	—	—	—	14,159	—	14,159
Foreign currency translation adjustments	—	—	—	9,960	—	9,960
Cash dividends	—	—	—	—	(122,017)	(122,017)
Stock compensation	434	434	11,965	—	—	12,399
Employee stock buybacks	(234)	(234)	(8,012)	—	—	(8,246)
Balance at December 31, 2017	217,992	217,992	81,405	(45,956)	400,483	653,924
Net Income					180,695	180,695
Other comprehensive income, net of tax	—
Foreign currency translation adjustments	—	—	—	(8,681)		(8,681)
Cash dividends	—	—	—	—	(91,677)	(91,677)
Stock compensation	409	409	9,621	—	—	10,030
Employee stock buybacks	(189)	(189)	(9,344)	—	—	(9,533)
Balance at September 30, 2018	218,212	$218,212	$81,682	(54,637)	$489,501	$734,758

The accompanying notes are an integral part of these consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$180,695	$145,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,149	41,630
Provision for deferred income taxes	4,604	9,386
Provision for bad debts	9,509	7,222
Stock - based compensation expense	10,030	9,406
Other, net	(1,920)	(728)
Changes in operating assets and liabilities	(39,793)	(22,918)
Net cash provided by operating activities	213,274	189,387
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(71,785)	(127,881)
Purchases of equipment and property	(19,645)	(17,217)
Proceeds from sales of franchises	343	437
Other	1,002	67
Net cash used in investing activities	(90,085)	(144,594)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,533)	(8,193)
Dividends paid	(91,677)	(75,182)
Net cash used in financing activities	(101,210)	(83,375)
Effect of exchange rate changes on cash	(10,377)	9,194
Net increase/(decrease) in cash and cash equivalents	11,602	(29,388)
Cash and cash equivalents at beginning of period	107,050	142,785
Cash and cash equivalents at end of period	$118,652	$113,397

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim condensed consolidated financial statements for the termite accrual, which includes future costs including termiticide life expectancy and government regulations, the insurance accrual, which includes self-insurance and worker’s compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results for the entire year.

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

ROLLINS, INC. AND SUBSIDIARIES

The Company’s revenue recognition policies are designed to recognize revenues upon satisfaction of the performance obligation at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, certain accounting estimates are utilized. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. The Company defers recognition of advance payments and recognizes the revenue as the services are rendered. The Company classifies discounts related to the advance payments as a reduction in revenues.

Termite control services (including traditional and baiting) - Rollins provides both conventional and baiting termite protection services. Traditional termite protection uses “Termidor” liquid treatment and/or dry foam and Orkin foam to treat voids and spaces around the property, while baiting termite protection uses baits to disrupt the molting process termites require for growth and offers ongoing protection. Revenue from initial termite treatment services is recognized as services are provided.

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

Termite baiting revenues are recognized based on the transfer of control of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring element. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue that depicts the Company’s performance in transferring control of the service. The allocation of the purchase price to the two deliverables is based on the relative stand-alone selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that depicts the Company’s performance in transferring control of the service.

Revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term that depicts the Company’s performance in transferring control of the service; and, the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

Miscellaneous services (e.g., cleaning, etc.) - In certain agreements with customers, Rollins may offer other miscellaneous services, including restroom cleaning (e.g., eliminating foul odors, grease and grime which could attract pests), training (e.g., seminars covering good manufacturing practices and product stewardship), etc. Revenue from miscellaneous services is recognized when services are provided.

Products - Depending on customer demand, Rollins may separately sell pest control and/or termite protection products, such as baits. Revenue from product sales is recognized upon transfer of control of the asset.

Equipment rental (or lease) - Depending on customer demand, Rollins may lease certain pest control and/or termite protection equipment. Revenue from equipment rentals are recognized over the period of the rental/lease. Revenue from equipment rentals are not material and represent less than 1.0% of the Company’s revenues for each reported period.

Right to access intellectual property (Franchise) - The right to access Rollins’ intellectual property is an essential part of Orkin’s franchising agreements. These agreements provide the franchisee (the customer) a license to use the Rollins’ name and trademark when advertising and selling services to end customers in their normal course of business. Orkin Franchise agreements contain a clause allowing Orkin to purchase certain assets of the franchisee. This is only an offer for Orkin to repurchase the assets originally provided by Orkin to the franchisee and is not a performance obligation or a form of consideration. International and domestic franchising revenue was less than 1.0% of the Company’s annual revenues.

ROLLINS, INC. AND SUBSIDIARIES

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees of $1.7 million at September 30, 2018 and $3.4 million December 31, 2017 were not material to the Company’s financial statements.

Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $2.0 million for the three month period ended September 30, 2018 and $1.5 million for the same period in 2017 and $7.0 million and $4.1 million for the nine month periods ended in September 30, 2018 and 2017, respectively.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. The balance of long-term accounts receivable, net of allowance for doubtful accounts, was $26.9 million as of September 30, 2018. As of December 31, 2017, long-term accounts receivable, net of allowance for doubtful accounts, was $20.4 million and is included in financed receivables as a long-term asset on our consolidated statements of financial position.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In thousands)
Balance at December 31, 2017	$14,706
Charged to costs and expenses	9,509
Net (write-offs)/recoveries	(8,028)
Balance at September 30, 2018	$16,187

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

ROLLINS, INC. AND SUBSIDIARIES

Recently issued accounting standards to be adopted in 2018 or later

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.          REVENUE

Adoption of ASC 606, “Revenue from Contracts with Customers”. On January 1, 2018, and the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

There was no material impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

The following tables present our revenues disaggregated by revenue source (in thousands, unaudited).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$448,910	$414,278	$1,268,652	$1,160,157
Other countries	38,829	36,164	108,290	99,087
Total Revenues	$487,739	$450,442	$1,376,942	$1,259,244

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Residential contract revenue	$183,512	$165,878	$496,957	$449,474
Commercial contract revenue	141,309	133,761	410,227	387,767
Termite completions, bait monitoring, & renewals	83,136	74,929	253,501	221,531
Other revenues	80,782	75,874	216,257	200,472
Total Revenues	$488,739	$450,442	$1,376,942	$1,259,244
10

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4.          EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted earnings per share
Common stock	$0.31	$0.24	$0.83	$0.67
Restricted shares of common stock	$0.30	$0.23	$0.85	$0.65

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

NOTE 6.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at September 30, 2018 and December 31, 2017.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2018.

NOTE 7.          UNEARNED REVENUE

Changes in unearned revenue were as follows:

(In Thousands)
Year ended December 31, 2017
Balance at December 31, 2016	$106,323
Deferral of unearned revenue	140,019
Recognition of unearned revenue	(128,728)
Balance at December 31, 2017	$117,614

Nine months ended September 30, 2018
Balance at December 31, 2017	$117,614
Deferral of unearned revenue	134,527
Recognition of unearned revenue	(117,297)
Balance at September 30, 2018	$134,844

Deferred revenue recognized in the three months ended September 30, 2018 and 2017 was $39.0 million and $36.3 million, respectively, and was $117.3 million and $101.7 million for the nine month period ended September 30, 2018 and 2017, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be invoiced and recognized in future periods. The Company has no material contracted not recognized revenue as of September 30, 2018 or December 31, 2017.

At September 30, 2018 and December 31, 2017, the Company had long-term unearned revenue of $10.9 million and $8.6 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

NOTE 8.          STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2018, the Company paid $91.7 million or $0.42 per share in cash dividends compared to $75.2 million or $0.35 per share during the same period in 2017.

During the first nine months ended September 30, 2018 and during the same period in 2017 the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of taxes on restricted shares that have vested. The Company repurchased $0.2 million and $0.5 million of common stock for the quarter ended September 30, 2018 and during the same period in 2017, respectively, and $9.5 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2018, approximately 6.0 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Time lapse restricted stock:
Pre-tax compensation expense	$3,660	$3,049	$10,030	$9,406
Tax benefit	(947)	(1,180)	(2,455)	(3,640)
Restricted stock expense, net of tax	$2,713	$1,869	$7,575	$5,766

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2018:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2017	2,017	$24.49
Forfeited	(19)	26.83
Vested	(603)	19.40
Granted	428	48.36
Unvested Restricted Stock at September 30, 2018	1,823	$31.63

At September 30, 2018 and December 31, 2017, the Company had $43.2 million and $32.9 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 3.9 years, respectively.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.          PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest and service cost	$1,995	$2,138	$5,985	$6,414
Expected return on plan assets	(3,443)	(3,342)	(10,329)	(10,026)
Amortization of net loss	826	830	2,478	2,490
Net periodic benefit	$(622)	$(374)	$(1,866)	$(1,122)

During the nine months ended September 30, 2018 and the same period in 2017 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2017. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2018.

The Company has initiated the process to transition its Pension Plan to an Insurance provider. The transition will take approximately 12-15 months.  The Company’s Pension Plan is currently more than 100% funded.

NOTE 10.        BUSINESS COMBINATIONS

The Company made 32 acquisitions during the nine month period ended September 30, 2018, and 23 acquisitions for the year ended December 31, 2017, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

On July 2, 2018, the Company acquired the stock of Aardwolf Pestkare (Singapore) Pte Ltd. This is Rollins’ first company-owned operation in Singapore.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30, 2018
Accounts receivable	$3,422
Materials & supplies	555
Equipment and property	6,790
Goodwill	21,055
Customer contracts and other intangible assets	66,738
Current liabilities	(19,011)
Other assets and liabilities, net	(2,535)
Total consideration paid	$77,014
Less: Contingent consideration liability	(5,229)
Total cash purchase price	$71,785

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $365.5 million and $346.5 million at September 30, 2018 and December 31, 2017, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $52.8 million at September 30, 2018 and $46.3 million at December 31, 2017.

ROLLINS, INC. AND SUBSIDIARIES

The Company completed its most recent annual impairment analysis as of September 30, 2018. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $185.5 million and $152.9 million at September 30, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames was $53.9 million and $50.0 million at September 30, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets was $11.6 million and $11.6 million at September 30, 2018 and December 31, 2017, respectively. The carrying amount of customer contracts in foreign countries was $43.4 million and $29.8 million at September 30, 2018 and December 31, 2017, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.3 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively. The carrying amount of other intangible assets in foreign countries was $1.9 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2018 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$185,477	3-12
Trademarks and tradenames	53,850	0 - 20
Non-compete agreements	4,658	3-20
Patents	2,137	3-15
Other assets	2,565	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$250,914

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

ROLLINS, INC. AND SUBSIDIARIES

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $0.1 million for the quarter ended September 30, 2018 and a net loss of $0.2 million for the same quarter in the prior year. Changes in the fair value of derivatives for the nine months ended September 30, 2018 and during the same period in 2017 were equal to a gain of $0.2 million and a net loss of $0.3 million, respectively. As of September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	8	$1,050	$780
Sell CAD/Buy USD Fwd Contract	10	$6,200	$4,786
Total	18		$5,566

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2018 and December 31, 2017 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
Derivatives Not Designated as Hedging Instruments	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$22	$—	$2	$(9)
Sell CAD/Buy USD Fwd Contract	10	—	39	(61)
Total	$32	$—	$41	$(70)

The table below presents the effect of the Company’s derivative financial instruments on the income statement as of September 30, 2018 and September 30, 2017 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated

as Hedging Instruments for the Three and Nine Months Ended September 30, 2018 and 2017

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income Three Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income Nine Months Ended September 30,
		2018	2017	2018	2017
Sell AUD/Buy USD Fwd Contract	Other inc/(exp)	$9	$(11)	$47	$(29)
Sell CAD/Buy USD Fwd Contract	Other inc/(exp)	(81)	(224)	178	(319)
Total		$(72)	$(235)	$225	$(348)

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at September 30, 2018 (in thousands):

Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at September 30,		at September 30,		at September 30,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Assets
Derivative Financial Instruments	$—	$—	$32	$—	$—	$—	$32	$—
Liabilities
Derivative Financial Instruments	$—	$—	$(41)	$(153)	$—	$—	$(41)	$(153)

As of September 30, 2018, the fair value of derivatives in a net liability position was nine thousand dollars inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of nine thousand dollars.

NOTE 12.        SUBSEQUENT EVENTS

On October 23, 2018, the Company announced today that the Board of Directors has approved a three-for-two stock split of the Company’s common shares.

The split will be affected by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2018, to stockholders of record at the close of business on November 9, 2018. Fractional share amounts resulting from the split will be paid to shareholders in cash. Dividends will be paid on pre-split shares.

In addition, the Company declared a regular quarterly cash dividend on its common stock of $0.14 per share plus a special year-end dividend of $0.14 per share both payable December 10, 2018 to stockholders of record at the close of business November 9, 2018.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 24, 2018, the Company reported its 50th consecutive quarter of improved revenue and earnings. The Company recorded third quarter revenues of $487.7 million, an increase of 8.3% over the prior year’s third quarter revenue of $450.4 million. Rollins’ net income increased 29.6% to $66.6 million or $0.31 per diluted share for the third quarter ended September 30, 2018, compared to $51.4 million or $0.24 per diluted share for the same period in 2017.

Rollins’ revenues rose 9.3% for the first nine months of 2018 to $1.377 billion compared to $1.259 billion for the prior year. Net income for the first nine months of 2018 was $180.7 million or $0.83 per diluted share, an increase of 24.3%, or $0.16 per diluted share compared to $145.4 million or $0.67 per diluted share for the same period last year.

On July 2, 2018, the Company announced that it had purchased the stock of Aardwolf Pestkare (Singapore) Pte Ltd. This acquisition is Rollins’ first company-owned operation in Singapore.

Rollins continued its solid financial performance generating $213.3 million in cash from operations year to date.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Revenues for the third quarter ended September 30, 2018 increased $37.3 million or 8.3% to $487.7 million compared to $450.4 million for the third quarter ended September 30, 2017.  Growth occurred across all service lines. Approximately 3.2 percentage points of the 8.3% increase in revenues came from acquisitions while growth in customers and pricing made up the remaining 5.1 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the third quarter ended September 30, 2018, commercial pest control revenue approximated 38% of the Company’s revenues, residential pest control approximated 44% of the Company’s revenues, and termite and ancillary service revenue approximated 17% of the Company’s revenues. Comparing third quarter 2018 to third quarter 2017, the Company’s commercial pest control revenue increased 5.7%, residential pest control revenue grew 9.2%, and termite and ancillary services revenue grew 11.0%. Foreign operations accounted for approximately 8% of total revenues during the third quarters of both 2018 and 2017, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2018	2017	2016
First Quarter	$408,742	$375,247	$352,736
Second Quarter	480,461	433,555	411,133
Third Quarter	487,739	450,442	423,994
Fourth Quarter	—	414,713	385,614
Year ended December 31,	$1,376,942	$1,673,957	$1,573,477

Cost of Services Provided

Cost of Services provided for the third quarter ended September 30, 2018 increased $17.5 million or 8.0% to $236.3 million, compared to $218.8 million the quarter ended September 30, 2017. Gross Margin for the quarter was 51.6%, up 0.2 percentage points from 51.4% prior years’ quarter. The quarter benefited from improved efficiencies in routing and scheduling technology, which helped reduce mileage and alleviate increased gasoline prices. The Company also experienced a decrease in insurance driven by actuarial reductions in the corporate reserve. Fleet expenses increased $1.8 million or 10.7% for the quarter driven by gasoline increases in cost per gallon and increased lease vehicle expense. Personnel related costs were up due to the improved 401(k) Company match and stock grants the Company announced earlier.

Depreciation and Amortization

Depreciation and Amortization expenses for the third quarter ended September 30, 2018 increased $2.6 million to $16.9 million, an increase of 17.8%. Depreciation increased $0.9 million due to acquisitions and equipment purchases while amortization of intangible assets increased $1.7 million due to amortization of customer contracts included in several acquisitions. These changes together reduced the Company’s earnings per share by approximately $0.06 per diluted share after taxes.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2018 increased $10.1 million or 7.5%, to $145.1 million or 29.7% of revenues, down 0.3 percentage points from $134.9 million or 30.0% of revenues for the third quarter ended September 30, 2017.  The decrease in the percent of revenue is due to lower administrative salaries and sales salaries, as well as lower advertising as percent of revenue, and reduced professional expenses as we finalize various projects.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the third quarter ended September 30, 2018 decreased $7.9 million or 25.3% to $23.3 million from $31.1 million reported for third quarter ended September 30, 2017. The effective tax rate was 25.9% for the third quarter ended September 30, 2018 and 37.7% for the third quarter ended September 30, 2017. The decrease in the effective rate was primarily due to a reduction in the federal income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act has significant complexities and the Company, under Staff Accounting Bulletin 118, has made certain reasonable estimates that could be adjusted in future periods as required. Implementation guidance from the Internal Revenue Service, clarifications of state tax law and completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. Management believes that the corporate effective tax rate for 2018 will be in the mid 20% range.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Revenues for the nine months ended September 30, 2018 increased $117.7 million or 9.3% to $1.377 billion compared to $1.259 billion for the nine months ended September 30, 2017. The Company saw an increase in new sales leads received leading to increasing our customer base. Average price increased in most categories. Acquisitions contributed approximately 4.0% of revenues for the first nine months. The greater sales to new customers resulted in growth across all service lines.

Commercial pest control revenue approximated 38% of the Company’s revenues during the nine months ended September 30, 2018, residential pest control revenue approximated 42% of revenues, and termite and ancillary service revenues, made up approximately 18% of the Company’s revenues. The Company’s commercial pest control revenue increased 5.8%, residential pest control revenue grew 9.8%, and termite and ancillary services revenue grew 14.4%. Foreign operations accounted for approximately 8% of total revenues for the first nine months of both 2018 and 2017, respectively.

Cost of Services Provided

Cost of Services provided for the nine months ended September 30, 2018 increased $60.8 million or 9.9% to $673.2 million compared to $612.4 million for the nine months ended September 30, 2017. Gross margin decreased to 51.1% a decrease of 0.3 percentage points from 51.4% of revenues prior year-to-date. The year-to-date decrease in gross margin transpired as the Company increased its personnel related costs due to benefit enhancements in the first quarter that will continue throughout the year. Higher service and administrative salaries, fuel cost, lease vehicle expenses, materials and supplies, and higher maintenance and repairs expenses all had a negative impact. These were partially offset by better insurance and claims.

Depreciation and Amortization

Depreciation and Amortization expenses for the nine months ended September 30, 2018 increased $8.5 million to $50.1 million, an increase of 20.5%, increasing 0.3 percentage points as a percent of revenue to 3.6% of revenue compared to 3.3% of revenue the prior year. Depreciation increased due to acquisitions and equipment purchases. Amortization of intangible assets increased due to amortization of customer contracts purchased in various acquisitions. For the nine months period, depreciation and amortization decreased the Company’s earnings by $0.17 per share.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses for the nine months ended September 30, 2018 increased $35.2 million or 9.3% to $414.9 million or 30.1% of revenues, from $379.8 million or 30.2% of revenues in the prior year period. The decrease in SG&A as a percentage of revenue was primarily due to lower sales salaries, lower advertising, and lower insurance costs. These were partially offset by higher personnel related cost due to our initiative to improve added employee benefit enhancements, higher fleet expenses and increase in bad debt expense.

Gain on Sale of assets, Net

Gain on sales of assets, net was a net gain of $0.7 million for the nine month period ended September 30, 2018, an increase of $0.5 million from $0.2 million for the nine months ended September 30, 2017 due to an increase in recognized net gains from the sale of Company owned vehicles and property in 2018 and 2017.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

Income Taxes for the nine months ended September 30, 2018 decreased $22.0 million or 27.3% to $58.6 million from $80.6 million reported for nine months ended September 30, 2017. The effective tax rate was 24.5% for the nine months ended September 30, 2018 and 35.7% for the nine months ended September 30, 2017. The decrease in the effective rate was primarily due to a reduction in the federal income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The Tax Act has significant complexities and the Company, under Staff Accounting Bulletin 118, has made certain reasonable estimates that could be adjusted in future periods as required. Implementation guidance from the Internal Revenue Service, clarifications of state tax law and completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. Management believes that the corporate effective tax rate for 2018 will be in the mid 20% range.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $213.3 million and $189.4 million for the nine months ended September 30, 2018, and 2017, respectively. During the nine months ended September 30, 2018 and the same period in 2017, the Company made no contribution to its defined benefit retirement plans. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2018. The Company has initiated the process to transition its Pension Plan to an Insurance provider.  The transition will take approximately 12-15 months.  The Company’s Pension Plan is currently more than 100% funded.

The Company invested approximately $19.6 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended September 30, 2018, compared to $17.2 million during the same period in 2017, and expects to invest approximately $8.0 million for the remainder of 2018. Capital expenditures for the first nine months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the nine months ended September 30, 2018, the Company made expenditures for acquisitions totaling $71.8 million, compared to $127.9 million during the same period in 2017. A total of $91.7 million was paid in cash dividends ($0.42 per share), compared to $75.2 million or ($0.35 per share) during the same period in 2017. On October 23, 2018, the Company announced today that the Board of Directors has approved a three-for-two stock split of the Company’s common shares. The split will be affected by issuing one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2018, to stockholders of record at the close of business on November 9, 2018. Fractional share amounts resulting from the split will be paid to shareholders in cash. Dividends will be paid on pre-split shares. In addition, the Company declared a regular quarterly cash dividend on its common stock of $0.14 per share plus a special year-end dividend of $0.14 per share both payable December 10, 2018 to stockholders of record at the close of business November 9, 2018 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2018 and during the same period in 2017. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 7.5 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 5.1 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.5 million and $8.2 million of common stock for the nine months ended September 30, 2018 and 2017, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

The Company’s balance sheet as of September 30, 2018 and December 31, 2017 includes short-term unearned revenues of $123.9 million and $109.0 million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $118.7 million of total cash and cash equivalents at September 30, 2018, is held at various banking institutions. Approximately $53.6 million is held in cash accounts at foreign bank institutions and the remaining $65.1 million is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little first-party debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; the expectation of no defined benefit retirement plan contributions for the remainder of 2018; the Company’s ability to complete the transition of the pension plan to the insurance provider, including the ability to meet the proposed timeline of 16-18 months; the Company’s expectation regarding capital expenditure for the remainder of 2018; the Company’s expectations regarding our corporate tax rate for 2018; and the impact of any potential adjustments resulting from the Tax Act; the Company’s expectation to maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The Company does not undertake to update its forward-looking statements.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 11 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2018 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2018, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2018 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
July 1 to 31, 2018	3,550	$55.01	—	5,073,611
August 1 to 31, 2018	—	—	—	5,073,611
September 1 to 30, 2018	—	—	—	5,073,611
Total	3,550	$55.01	—	5,073,611

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2018: 3,550; August 2018: 0; and September 2018: 0.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 7.5 million shares of the Company’s common stock. The plan has no expiration date.
22

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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
23

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 26, 2018	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
24