Form 10-K
period 2018-12-31
ROLLINS INC
filed 2019-03-01
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2018 was $5,080,852 based on the reported last sale price of common stock on June 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 327,532,811 shares of Common Stock outstanding as of January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

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

For a listing of the Company’s Subsidiaries, see Note 1 - Summary of Significant Accounting Policies of Notes to the Financial Statements (Part II, Item 8, of this Form 10-K).

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

Three-for-Two Stock Split

All share and per share data presented have been adjusted to account for the three-for-two stock split effective December 10, 2018.

Common Stock Repurchase Program

At the July 24, 2012 Quarterly Board of Directors’ meeting, the Board authorized the purchase of 11.3 million shares of the Company’s common stock. During the years ended December 31, 2018 and 2017, the Company did not repurchase shares on the open market. In total, there are 7.6 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

December 31,	2018	2017	2016
Backlog	$5,837	$4,875	$5,303

Franchising Programs

Orkin Franchises

The Company continues to expand its growth through Orkin’s franchise program. This program is primarily used in smaller markets where it is currently not economically feasible to locate a conventional Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin’s option with a pre-determined purchase price using a formula applied to revenues of the franchise. International franchise agreements also contain an optional buyback provision; however, the franchisee has the prior right of renewal of agreement. The Company, through its wholly-owned Orkin subsidiary, began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000. It has since been expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa, and Mexico.

	At December 31,
Orkin franchise	2018	2017	2016
Domestic franchises	47	47	50
International franchises	86	81	70
Total Orkin franchises	133	128	120

Critter Control Franchises

The Company expands its animal control growth through Critter Control’s franchise program. The Company has purchased several Critter Control locations from its franchise owners while renaming and converting several Trutech locations to Critter Control. The majority of Critter Control’s locations are franchised. Critter Control has franchises in the United States and two in Canada as of December 31, 2018 and 2017, respectively.

	At December 31,
Critter Control franchises	2018	2017	2016
Critter Control franchises	80	89	94

Orkin Australia Franchises

The Company has Australian franchises through Orkin Australia’s wholly-owned subsidiary, Murray Pest Control and Scientific Pest Management.

	At December 31,
Orkin Australia franchises	2018	2017	2016
Total Orkin Australia franchises	10	11	7

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

	Total Net Revenues
(in thousands)	2018	2017	2016
First quarter	$408,742	$375,247	$352,736
Second quarter	480,461	433,555	411,133
Third quarter	487,739	450,442	423,994
Fourth quarter	444,623	414,713	385,614
Years ended December 31,	$1,821,565	$1,673,957	$1,573,477
4

Inventories

The Company has relationships with a national pest control product distributor and other vendors for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, PermaTreat, Orkin Australia, Critter Control, Safeguard Pest Control, Northwest Pest Control, OPC Services, and Aardwolf Pestkare competes favorably with competitors as the world’s largest pest and termite control company. The Company’s competitors include Terminix, Ecolab, Rentokil and Anticimex.

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

Employees

The number of persons employed by the Company as of January 31, 2019 was approximately 14,000.

December 31,	2018	2017	2016
Employees	13,734	13,126	12,153

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our website at www.rollins.com, under the heading “Investor Relations – Filings and Reports – SEC Filings,” as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1.A.    Risk Factors

Our business depends on our strong brands, and failing to maintain and enhance our brands could hurt our ability to retain and expand our base of customers.

Our strong brands, Rollins, Orkin, HomeTeam Pest Defense, Western Pest Services, Northwest Pest Control, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, PermaTreat, Critter Control, Allpest, Safeguard Pest Control, Aardwolf Pestkare, OPC Services, and other strong brands have significantly contributed to the success of our business. Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers. Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures. Further, if our brands are significantly damaged, our business, operating results, and financial condition may be materially and adversely affected. Maintaining and enhancing our brands will depend largely on our ability to remain a service leader and continue to provide high-quality, pest control products and services that are truly useful and play a meaningful role in people’s lives.

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

Expanding into international markets presents unique challenges and our expansion efforts with respect to international operations may not be successful.

An element of our strategy includes further expansion into international markets. Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on the financial results of our international operations.

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

Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. This could adversely impact our business, financial position, results of operations and cash flows. Similarly, if subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and service marks, Orkin®, Orkin Canada®, AcuridSM, Western Pest Services®, the Industrial Fumigant Company®, HomeTeam Pest Defense®, TAEXX®, Critter Control®, Northwest Pest Control®, Allpest®, Murray®, Safeguard® and others. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

The Company’s management has a substantial ownership interest; public stockholders may have no effective voice in the Company’s management.

The Company has elected the “Controlled Company” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Company” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother, Gary W. Rollins, who is the Vice Chairman and Chief Executive Officer, and a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Company,” the Company need not comply with certain NYSE rules.

Rollins, Inc.’s executive officers, directors and their affiliates hold directly, or through indirect beneficial ownership, in the aggregate, approximately 56 percent of the Company’s outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

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

Item 4.A.    Executive Officers of the Registrant.

Each of the executive officers of the Company was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next Annual Meeting of Stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of the Company and their ages, offices within the Company, and the dates from which they have continually served in their present offices with the Company.

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	87	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	74	Vice Chairman and Chief Executive Officer	7/24/2001
John F. Wilson (3)	61	President and Chief Operating Officer	1/23/2013
Paul E. Northen (4)	54	Senior Vice President, Chief Financial Officer and Treasurer	1/26/2016
Elizabeth B. Chandler (5)	55	Vice President, General Counsel and Corporate Secretary	1/1/2018

(1)	R. Randall Rollins and Gary W. Rollins are brothers.
(2)	Gary W. Rollins was elevated to Vice Chairman Rollins in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.
(4)	Paul E. Northen joined Rollins in 2015 as CFO and Corporate Treasurer. He was promoted to Vice President of Rollins, Inc. in January 2016. He began his career with UPS in 1985 and brings a wealth of Tax, Risk Management and Audit experience as well as strong international exposure to Rollins. Prior to joining Rollins, Mr. Northen was Vice President of International Finance and Accounting-Global Business Services for UPS. He previously held the positions of CFO of UPS’ Asia Pacific Region based in Hong Kong, and as Vice President of Finance in UPS’ Pacific and Western Regions.
(5)	Elizabeth (Beth) Brannen Chandler joined Rollins in 2013 as Vice President and General Counsel. In 2016, Beth assumed responsibility for the Risk Management and Internal Audit groups. She was appointed to Corporate Secretary in January 2018. Before joining Rollins, Mrs. Chandler was vice president, general counsel and corporate secretary for Asbury Automotive. Prior to working with Asbury, Mrs. Chandler served as city attorney for the City of Atlanta; and she served as vice president, assistant general counsel and corporate secretary for Mirant Corp.
10

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL.

As of January 31, 2019, there were 3,502 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Issuer Purchases of Equity Securities

During the years ended December 31, 2018 and 2017, the Company did not repurchase shares on the open market. In total, there remain 7.6 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

			Total number of shares	Maximum number of
	Total number	Weighted	purchased as part of	shares that may yet be
	of shares	average price	publicly announced	purchased under the
Period	purchased (1)	paid per share	repurchase plans (2)	repurchase plans
October 1 to 31, 2018	—	$—	—	7,610,416
November 1 to 30, 2018	—	—	—	7,610,416
December 1 to 31, 2018	—	—	—	7,610,416
Total	—	$—	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2018: 0; November 2018: 0; and December 2018: 0.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.
11

PERFORMANCE GRAPH

The following graph sets forth a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Rollins, Inc., S&P 500 Index and S&P 500 Commercial Services & Supplies composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2013	2014	2015	2016	2017	2018
Rollins, Inc.	100.00	111.17	132.63	176.07	245.82	289.79
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Commercial Services & Supplies	100.00	114.86	111.07	139.68	168.82	169.65

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.    Selected Financial Data

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the financial statements included elsewhere in this document.

All share and per share data presented in the following table have been adjusted for the three-for-two stock splits effective March 10, 2015 and December 10, 2018.

FIVE-YEAR FINANCIAL SUMMARY

Rollins, Inc. and Subsidiaries

STATEMENT OF OPERATIONS DATA
(In thousands except per share data)
Years ended December 31,	2018	2017	2016	2015	2014
Revenues	$1,821,565	$1,673,957	$1,573,477	$1,485,305	$1,411,566
Income before taxes	310,733	294,502	260,636	243,178	219,484
Net income	$231,663	$179,124	$167,369	$152,149	$137,664
Earnings per share – Basic	$0.71	$0.55	$0.51	$0.47	$0.42
Earnings per share – Diluted	$0.71	$0.55	$0.51	$0.47	$0.42
Dividends per share	$0.47	$0.37	$0.33	$0.28	$0.23
OTHER DATA:
Net cash provided by operating activities	$286,272	$235,370	$226,525	$196,356	$194,146
Net cash used in investing activities	(101,375)	(154,175)	(76,842)	(69,942)	(89,471)
Net cash used in financing activities	(162,283)	(130,263)	(136,371)	(97,216)	(106,519)
Depreciation	30,364	27,381	24,725	19,354	16,627
Amortization of intangible assets	36,428	29,199	26,177	25,168	26,882
Capital expenditures	$(27,179)	$(24,680)	$(33,081)	$(39,495)	$(28,739)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$286,021	$262,795	$290,171	$269,434	$241,194
Total assets	1,094,124	1,033,663	916,538	848,651	808,162
Stockholders’ equity	$711,908	$653,924	$568,545	$524,029	$462,676
Number of shares outstanding at year-end	327,308	326,988	326,688	327,830	327,425

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

Overview

RESULTS OF OPERATIONS

				% Better/(worse) compared
	(in thousands)			to prior year
Years ended December 31,	2018	2017	2016	2018	2017
Revenues	$1,821,565	$1,673,957	$1,573,477	8.8	6.4
Cost of services provided	894,437	819,943	772,348	(9.1)	(6.2)
Depreciation and amortization	66,792	56,580	50,902	(18.0)	(11.2)
Sales, general and administrative	550,698	503,433	490,528	(9.4)	(2.6)
Gain on sales of assets, net	(875)	(242)	(777)	261.6	(68.9)
Interest income, net	(220)	(259)	(160)	(15.1)	61.9
Income before income taxes	310,733	294,502	260,636	5.5	13.0
Provisions for income taxes	79,070	115,378	93,267	31.5	(23.7)
Net income	$231,663	$179,124	$167,369	29.3	7.0

General Operating Comments

2018 marked the Company’s 21st consecutive year of improved revenues and profits. Revenues for the year rose 8.8 percent to $1.822 billion compared to $1.674 billion for the prior year. Income before income taxes increased 5.5% to $310.7 million compared to $294.5 million the prior year. Net income increased 29.3% to $231.7 million, with earnings per diluted share of $0.71 compared to $179.1 million, or $0.55 per diluted share for the prior year.

All of the Company’s business lines experienced growth for the year, with residential pest control revenues up 9.1%, commercial pest control revenues up 6.0% and termite and ancillary services revenues up 12.8%, each compared to 2017.

Results of Operations—2018 Versus 2017

Overview

The Company’s revenues increased to $1.822 billion in 2018, an 8.8% increase compared to 2017. Gross margin decreased to 50.9% for 2018 from 51.0% in 2017. Sales, general and administrative expense were 30.2% of revenues in 2018 compared to 30.1% in 2017. The Company’s depreciation and amortization margin increased 0.3 percentage points to 3.7% in 2018 compared to 3.4% in 2017. Rollins’ net income of $231.7 million in 2018 was an increase of $52.5 million or 29.3% over $179.1 million in 2017. Net profit margin improved to 12.7% in 2018 from 10.7% in 2017. Rollins continued to expand our global brand recognition with acquisitions in the United States, Canada, Singapore, and Australia as well as expanding our Orkin international franchise program in numerous countries around the globe. The Company is now in 57 countries and continues to seek new international opportunities.

Revenues

Revenues for the year ended December 31, 2018 were $1.822 billion, an increase of $147.6 million or 8.8% from 2017 revenues of $1.674 billion. Growth occurred across all service lines with our Canadian and Australian companies being hindered by unfavorable foreign currency exchange rates. Growth and pricing accounted for approximately 5.3% of our increase and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 39% of the Company’s revenue in 2018 and grew 6.0%. Acquisitions from foreign companies, which are primarily commercial, contributed to the increase, as well as increases in sales, an emphasis on closing leads, and better cancellation rates. Commercial pest control was negatively impacted by foreign currency exchange rates as our foreign companies are heavily commercial. Residential pest control, which represented approximately 42% of the Company’s revenue, increased 9.1% driven by an increase in sold units, lead closure, a better cancellation rate, and pricing, as well as increased TAEXX® homebuilder installations, and acquisitions. The Company’s termite business, which represented approximately 18% of the Company’s revenue, grew 12.8% in 2018 due to acquisitions, increases in termite baiting and pretreatments, and ancillary service sales (such as moisture control, insulation and deck and gutter work).

The Company implemented its traditional price increase program in June 2018. Around 1% of the Company’s revenue increase is attributable to pricing actions. Approximately 80% of the Company’s pest control revenue was recurring in 2018, as well as 2017.

The Company’s foreign operations accounted for approximately 8% of total revenues for each of the years ended December 31, 2018 and 2017, respectively. The Company established new franchises in several international countries around the globe in 2018 for a total of 86 Orkin international franchises, two Canadian Critter Control franchises, and ten Orkin Australia franchises at December 31, 2018, compared to 81 Orkin international franchises, two Canadian Critter Control franchises and eleven Orkin Australia Franchises at December 31, 2017.

International and domestic franchising revenue was less than 1% of the Company’s revenues for 2018. Orkin had 133 and 128 franchises (domestic and international) at December 31, 2018 and 2017, respectively. The Company had 80 Critter Control franchises at December 31, 2018, down 9 from 2017. Critter Control Operations, Inc., a wholly-owned subsidiary of the Company, has begun the process of purchasing Critter Control franchises. Revenue from franchising was up 30.4% in 2018 compared to 2017 as we expand Orkin’s international footprint and recognition of initial franchise fees, partially offset by the decreases associated with acquired franchises from Critter Control.

Cost of Services Provided

For the twelve months ended December 31, 2018, cost of services provided increased $74.5 million or 9.1%, compared to the twelve months ended December 31, 2017. Gross margin for the year decreased to 50.9% for 2018 compared to 51.0% for 2017 due to unfavorable personnel related costs as we increased our 401k match to employees and experienced an increase in group insurance premiums in 2018 and an increase in payroll taxes and FICA taxes. Administrative Salaries were up due to increased office wages as well as an increase in restricted share amortization as we granted our long-term employees time-lapse restricted stock which is amortized over one year. The Company experienced higher fleet costs as gasoline prices per gallon rose and miles driven increased with acquisitions and additional work, which was partially offset by the usage of our routing and scheduling system. Leased vehicle costs increased as we added to our fleet and leased vehicle prices increased. Professional services and Maintenance and repairs increased due to outside consultants and maintenance contracts on various IT projects and equipment.

Depreciation and Amortization

For the twelve months ended December 31, 2018, depreciation and amortization increased $10.2 million, or 18.0% compared to the twelve months ended December 31, 2017. The dollar increase was primarily due to depreciation increasing $3.0 million or 10.9% as we depreciate acquired and purchased assets and depreciation from various IT related projects. Amortization of intangible assets increased $7.2 million or 24.8% for 2018 due to the additional amortization of customer contracts of several acquisitions over the last year including a full year of Northwest Pest Control, acquired late 2017, and the 2018 acquisition of OPC Services as well as several smaller foreign and domestic companies.

Sales, General and Administrative

For the twelve months ended December 31, 2018, sales, general and administrative (SG&A) expenses increased $47.3 million, or 9.4% compared to the twelve months ended December 31, 2017. SG&A increased to 30.2% of revenues for the year ended December 31, 2018 compared to 30.1% in 2017. The Company increased its 401k match to employees and granted a one-time vested stock grant during the year which increased personnel related costs and administrative salaries, respectively. Group insurance premiums were up for the year as well as payroll taxes. The company’s acquisitions and rising gasoline costs and lease expenses raised our fleet costs and the Company had increased use of outside professional services in IT projects as well as other projects.

Gain on Sales of assets, Net

Gain on sales of assets, net increased to $0.9 million for the year ended December 31, 2018 compared to $0.2 million in 2017. The Company recognized gains from the sale of owned vehicles and owned property in 2018 and 2017.

Interest Income, Net

Interest income, net for each of the years ended December 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively. Interest income for each year is due to interest received on cash balances in the Company’s various cash accounts.

Taxes

The Company’s 2018 net income was positively affected by the TCJA which was signed in to law on December 22, 2017. The estimated positive impact of the enactment of the TCJA was a $38.4 million decrease to tax expense, which was a direct increase to net income. 2017 had an $11.6 million increase in tax as follows: $8.0 million from transition tax on foreign earnings, $2.9 million from the revaluation of deferred tax assets, and $0.7 million from reductions in tax benefits on stock compensation. This resulted in a $0.05 per diluted share decrease in net income for the 2018 fiscal year.

Results of Operations—2017 Versus 2016

Overview

The Company’s revenues increased to $1.674 billion in 2017, a 6.4% increase compared to 2016. Gross margin increased to 51.0% for 2017 from 50.9% in 2016. Sales, general and administrative expense were 30.1% of revenues in 2017 compared to 31.2% in 2016. The Company’s depreciation and amortization margin increased 0.2 percentage points to 3.4% in 2017 compared to 3.2% in 2016. Rollins’ net income of $179.1 million in 2017 was an increase of $11.7 million or 7.0% over $167.4 million in 2016. Net profit margin improved to 10.7% in 2017 from 10.6% in 2016. Rollins continued to expand our global brand recognition with acquisitions in the United States and Canada as well as expanding our Orkin international franchise program in numerous countries around the globe. The Company was in 53 countries at the end of 2017 and continues to seek new international opportunities.

Revenues

Revenues for the year ended December 31, 2017 were $1.674 billion, an increase of $100.5 million or 6.4% from 2016 revenues of $1.573 billion. Growth occurred across all service lines and brands with our Canadian and Australian companies being hindered by unfavorable foreign currency exchange rates. Organic growth and pricing accounted for approximately 4.5% of our increase and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 40% of the Company’s revenue in 2017 and grew 5.1% due to increases in sales, an emphasis on closing leads, increased bed bug revenue, and acquisitions. Commercial pest control was negatively impacted by foreign currency exchange as Orkin Canada and Rollins Australia are heavily commercial. Residential pest control, which represented approximately 42% of the Company’s revenue, increased 6.4% driven by an increase in lead closure, pricing, as well as increased TAEXX® homebuilder installations, and acquisitions. The Company’s termite business, which represented approximately 18% of the Company’s revenue, grew 9.7% in 2017 due to acquisitions, increases in drywood fumigations and ancillary service sales (such as moisture control and insulation).

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

Depreciation and Amortization

For the twelve months ended December 31, 2017, depreciation and amortization increased $5.7 million, or 11.2% compared to the twelve months ended December 31, 2016. The dollar increase was primarily due to depreciation increasing $2.7 million or 10.7% as we continue to depreciate our CRM software BOSS, while amortization of intangible assets increased $3.0 million or 11.5% for 2017 due to the additional amortization of customer contracts of Northwest Pest Control, as well as several other acquisitions over the last year.

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

The Company’s cash and cash equivalents at December 31, 2018, 2017, and 2016 were $115.5 million, $107.1 million, and $142.8 million, respectively.

	2018	2017	2016
Net cash provided by operating activities	$286,272	$235,370	$226,525
Net cash used in investing activities	(101,375)	(154,175)	(76,842)
Net cash used in financing activities	(162,283)	(130,263)	(136,371)
Effect of exchange rate on cash	(14,179)	13,333	(5,101)
Net increase(decrease) in cash and cash equivalents	$8,435	$(35,735)	$8,211

Cash Provided by Operating Activities

The Company’s operations generated cash of $286.3 million for the year ended December 31, 2018 primarily from net income of $231.7 million, compared with cash provided by operating activities of $235.4 million in 2017 and $226.5 million in 2016. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, available borrowings under its $175.0 million credit facility, and access to additional financing as needed, will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company’s made no contributions to the Rollins, Inc. and its wholly-owned subsidiaries’ defined benefit retirement plans (the “Plans”) during the year ended December 31, 2018. The Plans were fully-funded with a prepaid balance. No contributions were made in 2017 and $3.3 million was made during 2016, respectively, as a result of the Plans’ funding status. The Company’s management is not expecting to make a contribution during fiscal year 2019. In the opinion of management, additional Plan contributions, if any, will not have a material effect on the Company’s financial position, results of operations or liquidity.

The Company has initiated the process to transition its Pension Plan to an Insurance provider. The timeline will take approximately 6-9 months from December 31, 2018. The Company’s Pension Plan is currently more than 100% funded.

Cash Used in Investing Activities

The Company used $101.4 million on investing activities for the year ended December 31, 2018, compared to $154.2 million and $76.8 million during 2017 and 2016, respectively, and of that, invested approximately $27.2 million in capital expenditures during 2018 compared to $24.7 million and $33.1 million during 2017 and 2016, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $25 million and $30 million in 2019 in capital expenditures. During 2018, the Company and its subsidiaries acquired several small to mid-sized companies for a total of $76.8 million compared to $130.2 million and $46.3 million in acquisitions during 2017 and 2016, respectively. The expenditures for the Company’s acquisitions were funded with cash on hand. The Company continues to seek new acquisitions.

Cash Used in Financing Activities

The Company used cash of $162.3 million on financing activities for the year ended December 31, 2018, compared to $130.3 million and $136.4 million during 2017 and 2016, respectively. A total of $152.7 million was paid in cash dividends ($0.47 per share) during the year ended December 31, 2018 including a special dividend paid in December 2018 of $0.09 per share, compared to $122.0 million in cash dividends paid ($0.37 per share) during the year ended December 31, 2017, including a special dividend paid in December 2017 of $0.07 per share and $109.0 million paid in cash dividends ($0.33 per share) during the year ended December 31, 2016, including a special dividend paid in December 2016 of $0.07 per share.

The Company did not purchase shares on the open market during the years ended December 31, 2018 and 2017 while using $22.7 million to repurchase 1.3 million shares of its common stock at a weighted average price of $18.13 per share during 2016. There remain 7.6 million shares, adjusted for the December 10, 2018 three-for-two stock split, authorized to be repurchased under prior Board approval. The Company repurchased $9.5 million, $8.2 million, and $8.4 million of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $115.5 million of total cash at December 31, 2018 is primarily cash held at various banking institutions. Approximately $53.6 million is held in cash accounts at international bank institutions and the remaining $61.9 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

The Company expects to close on the acquisition of Clark Pest Control of Stockton, Inc. during the first or second quarters of 2019. The Company intends to fund purchase of the acquisition with a combination of cash on hand, use of its revolving credit agreement and a new term loan. The Closing of the acquisition is subject to the satisfaction of customary conditions, including the truth and accuracy of the representations and warranties of the sellers, the performance of the obligations of the sellers and the receipt of regulatory clearance.

For Information regarding our Revolving Credit Agreement see Note 4 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Litigation

For discussion on the Company’s legal contingencies, see 15 – Commitments and Contingencies to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Other than the operating leases disclosed in the table that follows, the Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2018 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
		Less than			More than
Contractual obligations (in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Business combinations related liabilities	$31,380	$21,474	$8,441	$1,465	$—
Non-cancelable operating leases	97,612	28,751	32,487	20,140	16,234
Unrecognized tax positions (1)	3,747	3,747	—	—	—
Total (2)	$132,739	$53,972	$40,928	$21,605	$16,234
(1)	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2018.
(2)	Minimum pension funding requirements are not included as funding will not be required.
19

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

Revenue Recognition— the Company’s Revenue recognition policy is to recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

More on the Company’s revenue recognition policy can be found in the Company’s Notes to the Consolidated Financial Statements, Note 1., Summary of Significant Accounting Policies with the heading Revenue Recognition.

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

Defined benefit pension plans — In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. defined benefit plan, although the Company remains obligated to provide employees benefits earned through June 2005. The Company also includes the Waltham Services, LLC Hourly Employee Pension Plan to the Company’s financial statements. Waltham Services, LLC Hourly Employees Pension Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

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

In regards to the Rollins, Inc. Defined Benefit plan the company utilizes a termination liability approach. This approach reflects the estimated impact of the distribution of benefits due to a standard termination. Plan liabilities will be settled through the purchase of annuities from an insurance provider or through the distribution of lump sum payments to eligible participants that elect to receive such a form of payment. Discount rates of 3.90% per year for participants in pay status and 4.11% per year for participants with deferred benefits were selected by the Plan Sponsor to determine the benefit obligation resulting from plan termination annuity purchases. The discount rates reflect the single effective interest rate that produces the same present value as that produced when the expected future cash flows for participants expected to elect an annuity are discounted with the FTSE Yield Curve (formerly Citigroup) as of the measurement date. To determine the benefit obligation resulting from plan termination lump sum payments, the expected future cash flows for lump sum eligible participants, determined with the IRC 417(e) Mortality Table for 2019, were discounted with the IRC 417(e) segment interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88%). Only 50% of active, 30% of deferred vested, and 25% of retired participants that will be eligible to receive a lump sum distribution of their pension benefit upon plan termination, are assumed to elect this form of payment.

The discount rate of 4.00% as of December 31, 2017 was updated as of December 31, 2018 to:

i)	3.90%, based on current market conditions, for participants in pay status expected to elect a plan termination annuity,
ii)	4.11%, based on current market conditions, for active and terminated participants with deferred benefits expected to elect a plan termination annuity,
iii)	The IRC 417(e) interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88), based on plan provisions, for all lump sum eligible expected to elect a plan termination lump sum.

Waltham Services, LLC Hourly Employees Pension Plan utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.05% as of December 31, 2018 compared to 4.05% in 2017 and 4.35% in 2016. A lower discount rate increases the present value of benefit obligation.

As set forth in Note 16 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, and alternative investments comprised of investments in real estate and hedge funds. These investments are categorized as investments at net asset value (“NAV”) and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with Accounting Standards Update (“ASU”) No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2018, the defined benefit plans were fully-funded and the recorded change within accumulated other comprehensive income increased stockholders’ equity by $14.8 million before tax and $11.0 million after tax.

Recent Accounting Guidance

See Note 1 - Summary of Significant Accounting policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding (i) management's belief that the Company competes favorably with competitors; (ii) the expectation for the Company's corporate tax rate for 2018; (iii) the Company's maintenance of sufficient supplies to fulfill its immediate needs and to alleviate potential short-term shortages in such supplies; (iv) any environmental remediation costs estimated to be incurred are not material to the Company's financial condition or operating results, (v) the adequacy of the Company's facilities to meet its future needs; (vi) the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere and the Company's belief that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity; (vii) the belief that the Company has adequate liquid assets, funding sources and insurance accruals to satisfy any claims; (viii) the Company's expectation to continue its payment of cash dividends; (ix) plans regarding acquisitions and franchise expansion; (x) the adequacy of the Company's resources and borrowings to fund operations, obligations, and expansions; (xi) management's belief that the Company is not expected to make a contribution to the Pension Plans or amortize net loss in 2019, and that the Company expects to transition its Pension Plan to an Insurance provider approximately 6-9 months from December 31, 2018; (xii) the Company's projected 2019 capital expenditures; (xiii) the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies with no expectation of repatriation of cash from the Company’s foreign subsidiaries; (xiv) the Company's expectation to maintain compliance with the covenants contained in its Revolving Credit Agreement throughout 2019; (xv) the impact and amount of the Company's contractual obligations; (xvi) management's expectations regarding termite claims and factors that impact future costs from those claims; (xvii) the expected cost of termite renewals; (xviii) the expected collectability of accounts receivable; (xix) the expected tax consequences and the impact of the TCJA; (xx) expectations and plans regarding any losses from franchisees; (xxi) the impact of recent accounting pronouncements; (xxii) and interest rate risks and foreign exchange currency risk on the Company's financial position, results of operations and liquidity; (xxiii) the ability of the Company to utilize all of its foreign net operating losses and the possibility that the Company's unrecognized tax benefits will increase in the next 12 months; (xxiv) expectation that the Company’s proposed acquisition of Clark will close in the first or second quarter of 2019, be funded with a combination of cash on hand, proceeds from its revolving credit agreement and a new term loan and receive appropriate regulatory approvals, including the expiration of the applicable waiting period under the HSR Act; (xxv) the Company’s intention to complete the Clark acquisition as soon as practicable following receipt of regulatory clearance from the FTC; and (xxvi) expectation that subject to post-closing adjustments, the final purchase of the proposed Clark acquisition is expected to be in the area of $400 million, including the real estate assets. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; market risk; changes in industry practices or technologies; the degree of success of the Company's termite process reforms and pest control selling and treatment methods; the Company's ability to identify and integrate potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; the timing to consummate the proposed Clark acquisition; the risk that the regulatory clearance required for the proposed Clark acquisition may be delayed, not obtained or obtained subject to conditions that are not anticipated; and the risk that a condition to the closing of the proposed Clark acquisition may not be satisfied. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2018, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $32.9 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2018 based on criteria established in the 2013 Internal Control—Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2018.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2018, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 24.

/s/ Gary W. Rollins	/s/ Paul E. Northen
Gary W. Rollins Vice Chairman and Chief Executive Officer	Paul E. Northen Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.

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

Atlanta, Georgia

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an unqualified opinion.

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

Atlanta, Georgia

March 1, 2019

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Rollins, Inc. and Subsidiaries

(in thousands except share information)
December 31,	2018	2017
ASSETS
Cash and cash equivalents	$115,485	$107,050
Trade receivables, net of allowance for doubtful accounts of $13,285 and $11,814, respectively	104,016	97,802
Financing receivables, short-term, net of allowance for doubtful accounts of $1,845 and $1,535, respectively	18,454	17,263
Materials and supplies	15,788	14,983
Other current assets	32,278	25,697
Total Current Assets	286,021	262,795
Equipment and property, net	136,885	134,088
Goodwill	368,481	346,514
Customer contracts, net	178,075	152,869
Trademarks and tradenames, net	54,140	49,998
Other intangible assets, net	11,043	11,550
Financing receivables, long-term, net of allowance for doubtful accounts of $1,536 and $1,357 respectively	28,227	20,414
Prepaid pension	5,274	17,595
Deferred income taxes	6,915	18,420
Other assets	19,063	19,420
Total Assets	$1,094,124	$1,033,663
LIABILITIES
Accounts payable	$27,168	$26,161
Accrued insurance	27,709	28,018
Accrued compensation and related liabilities	77,741	73,016
Unearned revenue	116,005	109,029
Other current liabilities	50,406	58,345
Total current liabilities	299,029	294,569
Accrued insurance, less current portion	33,867	34,245
Long-term accrued liabilities	49,320	50,925
Total Liabilities	382,216	379,739
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 327,308,079 and 326,988,265 shares issued, respectively	327,308	326,988
Paid-in-capital	85,386	81,405
Accumulated other comprehensive loss	(71,078)	(45,956)
Retained earnings	370,292	291,487
Total Stockholders’ Equity	711,908	653,924
Total Liabilities and Stockholders’ Equity	$1,094,124	$1,033,663

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries

(in thousands except per share data)
Years ended December 31,	2018	2017	2016
REVENUES
Customer services	$1,821,565	$1,673,957	$1,573,477
COSTS AND EXPENSES
Cost of services provided	894,437	819,943	772,348
Depreciation and amortization	66,792	56,580	50,902
Sales, general and administrative	550,698	503,433	490,528
Gain on sales of assets, net	(875)	(242)	(777)
Interest income	(220)	(259)	(160)
	1,510,832	1,379,455	1,312,841
INCOME BEFORE INCOME TAXES	310,733	294,502	260,636
PROVISION FOR INCOME TAXES
Current	71,442	96,742	96,515
Deferred	7,628	18,636	(3,248)
	79,070	115,378	93,267
NET INCOME	$231,663	$179,124	$167,369
INCOME PER SHARE - BASIC	$0.71	$0.55	$0.51
INCOME PER SHARE - DILUTED	$0.71	$0.55	$0.51
Weighted average shares outstanding - basic	327,291	326,982	327,366
Weighted average shares outstanding - diluted	327,291	326,982	327,366
DIVIDENDS PAID PER SHARE	$0.47	$0.37	$0.33

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Rollins, Inc. and Subsidiaries

(in thousands)
Years ended December 31,	2018	2017	2016
NET INCOME	$231,663	$179,124	$167,369
Other comprehensive earnings/(loss), net of tax
Pension and other postretirement benefit plans	(11,050)	14,159	1,705
Foreign currency translation adjustments	(14,072)	9,960	(602)
Other comprehensive earnings/(loss)	(25,122)	24,119	1,103
Comprehensive earnings	$206,541	$203,243	$168,472

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(In thousands)
						Accumulated
						Other
	Common Stock		Treasury		Paid-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	In-Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2015	328,130	$328,130	(300)	$(300)	$69,762	$(71,178)	$197,615	$524,029
Net Income							167,369	167,369
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	1,705	—	1,705
Foreign Currency Translation Adjustments	—	—	—	—	—	(602)	—	(602)
Cash Dividends	—	—	—	—	—	—	(109,002)	(109,002)
Common Stock Purchased (1)	(1,254)	(1,254)	—	—	—	—	(21,465)	(22,719)
Common Stock Retired	(300)	(300)	300	300	—	—	—
Stock Compensation	582	582	—	—	12,027	—	(194)	12,415
Employee Stock Buybacks	(470)	(470)	—	—	(8,036)	—	157	(8,349)
Excess Tax Benefit on Share-based payments	—	—	—	—	3,699	—	—	3,699
Balance at December 31, 2016	326,688	$326,688	—	$—	$77,452	$(70,075)	$234,480	$568,545
Net Income							179,124	179,124
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	14,159	—	14,159
Foreign Currency Translation Adjustments	—	—	—	—	—	9,960	—	9,960
Cash Dividends	—	—	—	—	—	—	(122,017)	(122,017)
Stock Compensation	651	651	—	—	11,965	—	(217)	12,399
Employee Stock Buybacks	(351)	(351)	—	—	(8,012)	—	117	(8,246)
Balance at December 31, 2017	326,988	$326,988	—	$—	$81,405	$(45,956)	$291,487	$653,924
Net Income							231,663	231,663
Other Comprehensive Income, Net of Tax
Pension Liability Adjustment	—	—	—	—	—	(11,050)	—	(11,050)
Foreign Currency Translation Adjustments	—	—	—	—	—	(14,072)	—	(14,072)
Cash Dividends	—	—	—	—	—	—	(152,742)	(152,742)
Stock Compensation	605	605	—	—	13,323	—	(202)	13,726
Employee Stock Buybacks	(285)	(285)	—	—	(9,342)	—	86	(9,541)
Balance at December 31, 2018	327,308	$327,308	—	$—	$85,386	$(71,078)	$370,292	$711,908

(1)    Charges to Retained Earnings are from purchases of the Company’s Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rollins, Inc. and Subsidiaries

(in thousands)
Years ended December 31,	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$231,663	$179,124	$167,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	64,675	55,533	49,894
Provision for deferred income taxes	7,628	18,636	(3,248)
Stock based compensation expense	13,726	12,399	12,415
Excess tax benefits from share-based payments	—	—	(3,699)
Provision for bad debts	13,606	10,455	11,257
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(12,549)	(13,661)	(15,868)
Financing receivables	(10,784)	(6,527)	(6,133)
Materials and supplies	(374)	(837)	(671)
Other current assets	(7,121)	1,448	(1,464)
Other non-current assets	11,329	(5,137)	(1,934)
Accounts payable and accrued expenses	(23,820)	(25,691)	13,327
Unearned revenue	4,901	1,222	2,842
Accrued insurance	(686)	4,039	2,949
Pension funding	—	—	(3,256)
Long-term accrued liabilities	(5,922)	4,367	2,745
Net cash provided by operating activities	286,272	235,370	226,525
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(76,769)	(130,189)	(46,308)
Capital expenditures	(27,179)	(24,680)	(33,081)
Cash from sale of franchises	343	519	699
Derivative Investments	297	(264)	—
Proceeds from sale of assets	1,840	370	1,663
Investment tax credits	93	69	185
Net cash used in investing activities	(101,375)	(154,175)	(76,842)
FINANCING ACTIVITIES
Payment of dividends	(152,742)	(122,017)	(109,002)
Cash paid for common stock purchased	(9,541)	(8,246)	(31,068)
Excess tax benefits from share-based payments	—	—	3,699
Net cash used in financing activities	(162,283)	(130,263)	(136,371)
Effect of exchange rate changes on cash	(14,179)	13,333	(5,101)
Net increase (decrease) in cash and cash equivalents	8,435	(35,735)	8,211
Cash and cash equivalents at beginning of year	107,050	142,785	134,574
Cash and cash equivalents at end of year	$115,485	$107,050	$142,785
Supplemental disclosure of cash flow information
Cash paid for interest	$25	$—	$13
Cash paid for income taxes, net	$77,351	$90,702	$88,766

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash (increases)/decreases in the minimum pension liability which were credited to other comprehensive income were ($14.8) million, $19.0 million, and $3.0 million in 2018, 2017, and 2016, respectively.

Business Combinations —There were $18.1 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2018, $34.0 million in 2017 and $11.4 million for 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2018, 2017, and 2016, Rollins, Inc. and Subsidiaries

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

Northwest Pest Control, LLC, a wholly-owned subsidiary of the Company founded in 1951, was acquired by Rollins, Inc. in August 2017. Northwest specializes in residential and commercial termite control, pest control, mosquito control, wildlife services, lawn care, insulation, and HVAC services, focusing on the Southeast United States.

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

Principles of Consolidation—The Company’s Consolidated Financial Statements include the accounts of Rollins, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company does not consolidate the financial statements of any company in which it has an ownership interest of 50% or less. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity. The Company reclassified certain prior period amounts, none of which were material, to conform to the current period presentation. All material intercompany accounts and transactions have been eliminated.

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued.

On January 7, 2019, Rollins, Inc. (the “Company”) and certain of its affiliates entered into certain agreements providing for the acquisition (the “Acquisition”) of a pest control business as follows: (a) a Stock Purchase Agreement among the Company, Clark Pest Control of Stockton, Inc. (“Clark Pest Control”), JJT King, Inc., and the stockholders of Clark Pest Control pursuant to which the Company will acquire all of the issued and outstanding shares of Clark Pest Control, (b) a Real Estate Purchase Agreement between RCI-King, Inc., a wholly-owned subsidiary of the Company, and Clarkson California Properties pursuant to which an affiliate of the Company will acquire certain real estate used in Clark Pest Control’s business, and (c) an Asset Purchase Agreement between King Distribution, Inc., a wholly-owned subsidiary of the Company, and Geotech Supply Co., LLC pursuant to which an affiliate of the Company will acquire certain assets used in the business of distributing certain equipment and supplies related to the pest control business of Clark Pest Control. Subject to post-closing adjustments, the final purchase is expected to be in the area of $400 million including the real estate assets. The purchase price was negotiated at arm’s-length and the agreement contains customary representations, warranties, noncompetition agreements and holdback provisions.

The Closing of the Acquisition is subject to the satisfaction of customary conditions, including the truth and accuracy of the representations and warranties of the sellers, the performance of the obligations of the sellers and the receipt of regulatory clearance. The Company intends to fund purchase of the Acquisition with a combination of cash on hand, use of its revolving credit agreement and a new term loan. The Company expects the acquisition to close during the first or second quarters of 2019.

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

Revenue Recognition—The Company’s Revenue recognition policy is to recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Termite baiting revenues are recognized based on the transfer of control of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring performance obligation. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue that depicts the Company’s performance in transferring control of the service. The allocation of the purchase price to the two deliverables is based on the relative stand-alone selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that depicts the Company’s performance in transferring control of the service.

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

Products - Depending on customer demand, Rollins may separately sell pest control and/or termite protection products, such as traps. Revenue from product sales is recognized upon transfer of control of the asset.

Equipment rental (or lease) - Depending on customer demand, Rollins may lease certain pest control and/or termite protection equipment. Revenue from equipment rentals are recognized over the period of the rental/lease. Revenue from equipment rentals represent less than 1.0% of the Company’s revenues for each reported period.

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

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees were $1.6 million at December 31, 2018 and $3.4 million December 31, 2017.

Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $8.8 million for the year ended December 31, 2018 and $5.4 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unearned revenue when revenue is recognized subsequent to billing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. The balance of long-term accounts receivable, net of allowance for doubtful accounts, was $28.2 million as of December 31, 2018 and $20.4 million at December 31, 2017 and is included in financed receivables as a long-term asset on our consolidated statements of financial position.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts can be found on Schedule II-Valuation and Qualifying Accounts.

Unearned revenue is comprised mainly of unearned revenue related to the Company’s termite baiting offering, conventional renewals, and year-in-advance pest control services for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 12 - Unearned Revenue for further information, including changes in unearned revenue for the year.

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

The Company’s foreign operations accounted for approximately 8% of revenues for each of the years ended December 31, 2018 and 2017.

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations. The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2018, 2017, and 2016. We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2018	2017	2016
(in thousands)
Advertising	$69,875	$66,115	$61,258

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

The Company’s $115.5 million of total cash at December 31, 2018, is primarily cash held at various banking institutions. Approximately $53.6 million is held in cash accounts at international bank institutions and the remaining $61.9 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

At December 31,	2018	2017
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$53,613	$57,790

Marketable Securities— From time to time, the Company maintains investments held by several large, well-capitalized financial institutions. The Company’s investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses reported as in earnings. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included as a component of interest income.

The Company had no marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2018 and 2017. See Note 16 for further details.

Materials and Supplies— Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method.

Income Taxes—The Company provides for income taxes based on FASB ASC topic 740 “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it determines that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company’s policy is to record interest and penalties related to income tax matters in income tax expense.

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

Years ended December 31,	2018	2017	2016
(in thousands)
Depreciation	$30,364	$27,381	$24,725

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

Three-for-two stock split—The Board of Directors at its quarterly meeting on October 23, 2018, authorized a three-for-two stock split by the issuance on December 10, 2018 of one additional common share for each two common shares held of record at November 9, 2018. All share and per share data appearing in the consolidated financial statements and related notes are restated for the three-for-two stock split.

Earnings Per Share—the FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation. Further, all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and an entity is required to include participating securities in its calculation of basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore are considered participating securities. See Note 17 for further information on restricted stock granted to employees.

The basic and diluted calculations are the same as there were no stock options included in diluted earnings per share as we have no stock options outstanding. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective December 10, 2018:

Years Ended December 31,	2018	2017	2016
Net income available to stockholders	$231,663	$179,124	$167,369
Less: Dividends paid
Common Stock	(151,458)	(120,930)	(107,880)
Restricted shares of common stock	(1,284)	(1,087)	(1,122)
Undistributed earnings for the period	$78,921	$57,107	$58,367
Allocation of undistributed earnings:
Common stock	$78,255	$56,567	$57,722
Restricted shares of common stock	666	540	645
Basic and diluted shares outstanding:
Common stock	324,529	323,890	323,745
Restricted shares of common stock	2,762	3,091	3,619
	327,291	326,981	327,366
Basic and diluted earnings per share:
Common stock:
Distributed earnings	$0.47	$0.37	$0.33
Undistributed earnings	0.24	0.18	0.18
	$0.71	$0.55	$0.51
Restricted shares of common stock
Distributed earnings	$0.47	$0.35	$0.31
Undistributed earnings	0.24	0.18	0.18
	$0.71	$0.53	$0.49

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

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 47, 47 and 50 domestic franchises as of December 31, 2018, 2017 and 2016, respectively. Transactions with Orkin’s domestic franchises involve sales of customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin franchises were $6.5 million at December 31, 2018 and $5.9 million at December 31, 2017. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

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

The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees of $1.6 million at December 31, 2018 and $3.4 million December 31, 2017.

Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $8.8 million for the year ended December 31, 2018 and $5.4 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2018, 2017 and 2016, Orkin had 86, 81, and 70 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Central America, South America, the Caribbean, the Middle East, Asia, the Mediterranean, Europe, Africa and Mexico.

The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to the Orkin franchises was $4.9 million, $2.5 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Rollins’ wholly-owned subsidiary, Critter Control, had 80 and 89 franchises in the United States and Canada as of December 31, 2018 and 2017, respectively. Transactions with Critter Control franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from Critter Control franchises were $0.6 million and $0.2 million at December 31, 2018 and 2017, respectively. These notes are not guaranteed. The Company anticipates that should there be any losses from franchisees these losses would be recouped by removing the individual franchisee and re-selling the abandoned territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Recent Accounting Guidance

Recently adopted accounting standards

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

Recently issued accounting standards to be adopted in 2019 or later

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires a lessee to recognize right-of-use assets (ROUs) and liabilities on the balance sheet for leases with lease terms greater than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. An entity may elect to adopt the new standard using either 1) a modified retrospective approach with restated comparative period financial statements or 2) a prospective approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the date of adoption. We anticipate adopting this standard on January 1, 2019, using the prospective approach. Consequently, the reporting for the comparative periods presented in the financial statements in which the new leases standard has been adopted will continue to be presented in accordance with current GAAP (Topic 840, Leases).

The new standard provides certain practical expedients in transition. We have elected the transition package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct cost. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption. Accordingly, the Company does not recognize right of use assets or lease liabilities, for existing short-term leases of those assets in transition.

The Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets. The recognition and measurement of expenses and cash flows will not be materially impacted by the new standard. Upon adoption, the Company expects to recognize operating lease ROUs and liabilities of between $175.0 million and $195.0 million. The new standard has enhanced disclosure requirements, including additional disclosures regarding the nature of an entity’s leases, significant judgments and assumptions made when applying the standard, and the amounts recognized in the financial statements. The disclosure requirements will have a material impact on our financial statements.

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

2.    ACQUISITIONS

The Company has made 38 and 23 acquisitions during the years ended December 31, 2018, and 2017, respectively, that are not material individually or in the aggregate to the Company’s consolidated financial statements. The largest acquisition made during these periods is as follows:

The Company completed the acquisition of Northwest Pest Control effective August 1, 2017. Northwest was established in 1951 and services approximately 120,000 customers in Georgia, South Carolina, Tennessee, Alabama, and North Carolina. Northwest Pest Control is the 17th largest pest control operator in the country, making it the largest Rollins acquisition since the Company acquired HomeTeam Pest Defense in 2008.

Total cash purchase price for the Company’s acquisitions in 2018 and 2017 were $76.8 million and $130.2 million, respectively.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2018	2017
Accounts receivable	$3,558	$3,836
Materials and supplies	556	312
Equipment and property	7,374	3,027
Goodwill	25,605	87,261
Customer contracts	62,228	60,695
Other intangible assets	6,936	20,086
Current liabilities	(21,536)	(30,344)
Other assets and liabilities, net	(3,089)	1,209
Total consideration paid	81,632	146,082
Less: Contingent consideration liability	(4,863)	(15,893)
Total cash purchase price	$76,769	$130,189
41

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

There was no material impact on the Company’s financial statements as a result of adopting ASC 606 for the twelve months ended December 31, 2018, 2017 and 2016.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(in thousands)
	2018	2017	2016
United States	$1,677,116	$1,541,336	$1,455,196
Other countries	144,449	132,621	118,281
Total Revenues	$1,821,565	$1,673,957	$1,573,477

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(in thousands)
	2018	2017	2016
Residential revenue	$773,932	$705,787	$663,776
Commercial revenue	707,386	666,523	634,767
Termite completions, bait monitoring, and renewals	332,573	294,982	269,431
Other revenues	7,674	6,665	5,503
Total Revenues	$1,821,565	$1,673,957	$1,573,477

4.    DEBT

On October 31, 2012, the Company entered into a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility, and a $25.0 million swingline subfacility. The Credit Agreement was amended on October 30, 2014 to extend the maturity date to October 31, 2018 and add three optional one year extensions. On October 27, 2015 the Company exercised a one year extension option to extend the maturity date to October 31, 2019. As of December 31, 2018, no borrowings were outstanding under the line of credit or under the swingline subfacility. The Company maintains approximately $32.9 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

The Revolving Credit Agreement is guaranteed by certain of Rollins’ domestic-subsidiaries. The maturity date of the Credit Agreement is October 31, 2019, subject to up to two optional extensions of the Credit Agreement for one year each. Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

•	the Base Rate, which shall mean the highest of (i) the per annum rate which the Administrative Agent publicly announces from time to time as its prime lending rate, (ii) the Federal Funds rate, plus 0.50% per annum, and (iii) the Adjusted LIBOR Rate (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) determined on a daily basis for an interest period of one (1) month, plus 1.0% per annum.

•	with respect to any Eurodollar borrowings, the Adjusted LIBOR Rate plus an additional amount, which varies between .75% and 1.00%, based upon Rollins’ then-current debt-to-EBITDA ratio. As of December 31, 2018, the additional rate allocated was .75%.
42

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

The Company remained in compliance with applicable debt covenants at December 31, 2018 and expects to maintain compliance throughout 2019.

5.    TRADE RECEIVABLES

The allowance for doubtful accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

December 31,	2018	2017
(in thousands)
Gross trade receivables	$117,301	$109,616
Allowance for doubtful accounts	(13,285)	(11,814)
Net trade receivables	$104,016	$97,802

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

At December 31,	2018	2017
(in thousands)
Gross financing receivables, short-term	$20,299	$18,798
Gross financing receivables, long-term	29,763	21,771
Allowance for doubtful accounts	(3,381)	(2,892)
Net financing receivables	$46,681	$37,677

Total financing receivables, net were $46.7 million and $37.7 million at December 31, 2018 and December 31, 2017, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 3.8% and 4.3% for the twelve months ended December 31, 2018 and December 31, 2017, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2018, there were six accounts that are greater than 180 days past due, which have been fully reserved.

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

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $28.2 million and $20.4 million at December 31, 2018 and 2017, respectively.

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

The allowance for doubtful accounts related to financing receivables was as follows

At December 31,	2018	2017
(in thousands)
Balance, beginning of period	$2,892	$3,157
Additions to allowance	2,161	1,424
Deductions, net of recoveries	(1,672)	(1,689)
Balance, end of period	$3,381	$2,892

The following is a summary of the past due financing receivables:

December 31,	2018	2017
(in thousands)
30-59 days past due	$1,566	$1,167
60-89 days past due	777	385
90 days or more past due	1,407	995
Total	$3,750	$2,547

The following is a summary of percentage of gross financing receivables:

December 31,	2018	2017
Current	92.4%	93.7%
30-59 days past due	3.2%	2.9%
60-89 days past due	1.5%	0.9%
90 days or more past due	2.9%	2.5%
Total	100.0%	100.0%
44

7.    EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2018	2017
(in thousands)
Buildings	$53,339	$51,023
Operating equipment	103,429	91,430
Furniture and fixtures	18,476	17,672
Computer equipment and systems	177,441	163,220
	352,685	323,345
Less: accumulated depreciation	(240,320)	(213,809)
	112,365	109,536
Land	24,520	24,552
Net equipment and property	$136,885	$134,088

Included in equipment and property, net at December 31, 2018 and 2017, are fixed assets held in foreign countries of $7.6 million, and $4.9 million, respectively.

Total depreciation expense was approximately $30.4 million in 2018, $27.4 million in 2017 and $24.7 million in 2016.

8.    FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade and notes receivables, accounts payable, and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in Note 16.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2018.

(in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$148	$148	$—	$—
Total	$148	$148	$—	$—

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2017.

(in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$95	$95	$—	$—
Total	$95	$95	$—	$—

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

The Company has contingent considerations from acquisitions that approximate fair value and are Level 3.

At December 31, 2018 the Deferred Compensation Plan had 70 life insurance policies with a net face value of $43.4 million. The cash surrender value of these life insurance policies had a net realizable value of $18.3 million and $18.3 million at December 31, 2018 and 2017, respectively. The total deferred compensation plan assets, recorded in other assets on the Company’s consolidated statements of financial position, were $18.4 million and $18.4 million at December 31, 2018 and 2017, respectively.

9.    GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $368.5 million at December 31, 2018 and $346.5 million as of December 31, 2017. Goodwill increased for the year ended December 31, 2018 due primarily to acquisitions, partially offset by currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $54.9 million as of December 31, 2018 and $46.3 million as of December 31, 2017. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2018 and 2017 are as follows:

(in thousands)
Goodwill at December 31, 2016	$255,665
Goodwill acquired	87,261
Goodwill adjustments due to currency translation	3,588
Goodwill at December 31, 2017	$346,514
Goodwill acquired	25,605
Goodwill adjustments due to currency translation	(3,638)
Goodwill at December 31, 2018	$368,481

10.    CUSTOMER CONTRACTS, TRADENAMES AND TRADEMARKS, AND OTHER INTANGIBLE ASSETS

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

December 31,	2018	2017
(in thousands)
Customer contracts	$339,864	$290,628
Less: accumulated amortization	(161,789)	(137,759)
Customer contracts, net	$178,075	$152,869

The carrying amount of customer contracts in foreign countries was $37.1 million as of December 31, 2018 and $29.8 million as of December 31, 2017.

Trademarks and tradenames are amortized on a straight-line basis over the period of its useful life. The Company has determined the assets have useful lives between 7 and 20 years with non-amortizable, indefinite lived Tradenames of $40.5 million and $30.0 million as of December 31, 2018 and 2017, respectively. The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

At December 31,	2018	2017
(in thousands)
Trademarks and tradenames	$58,471	$53,549
Less: accumulated amortization	(4,331)	(3,551)
Trademarks and tradenames, net	$54,140	$49,998

The carrying amount of trademarks and tradenames in foreign countries was $3.7 million as of December 31, 2018 and $1.7 million as of December 31, 2017.

Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years. The carrying amount and accumulated amortization for other intangible assets were as follows:

At December 31,	2018	2017
(in thousands)
Other intangible assets	$22,742	$22,231
Less: accumulated amortization	(11,699)	(10,681)
Other intangible assets, net	$11,043	$11,550

The carrying amount of other intangible assets in foreign countries was $1.6 million as of December 31, 2018 and $1.7 million as of December 31, 2017.

Included in the table above are non-amortizable, indefinite lived Internet domain names of $2.2 million at December 31, 2018 and 2017, respectively.

Total amortization expense was approximately $36.4 million in 2018, $29.2 million in 2017 and $26.2 million in 2016.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2019	$34,697
2020	30,287
2021	28,111
2022	26,604
2023	21,995

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net gain of $0.5 million for the twelve months ended December 31, 2018 and a net loss of $0.3 million in 2017. As of December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non- Designated Derivatives Summary

(in thousands except for number of instruments)	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	8	$1,000	$724
Sell CAD/Buy USD Fwd Contract	10	$6,550	$4,940
Total	18	—	$5,664

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and December 31, 2017 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivative Asset		Derivative Liabilities
	Fair Value as of:
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$18	$—	$(1)	$(9)
Sell CAD/Buy USD Fwd Contract	$121	$—	$(4)	$(61)
Total	$139	$—	$(5)	$(70)
48

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2018 and December 31, 2017 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated
as Hedging Instruments for the Twelve Months Ended December 31, 2018 and 2017

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income Twelve Months Ended December 31,
		2018	2017
Sell AUD/Buy USD Fwd Contract	Other Inc/(Exp)	$67	$(29)
Sell CAD/Buy USD Fwd Contract	Other Inc/(Exp)	423	(304)
Total		$490	$(333)

NOTE 12.    UNEARNED REVENUE

Changes in unearned revenue were as follows:

December 31,	2018	2017
(in thousands)
Balance at beginning of year	$117,614	$106,323
Deferral of unearned revenue	166,053	151,139
Recognition of unearned revenue	(156,592)	(139,848)
Balance at December 31,	$127,075	$117,614

Deferred revenue recognized for the year ended December 31, 2018 and 2017 was $156.6 million and $128.7 million, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be billed and recognized in future periods. The Company has no material contracted not recognized revenue as of December 31, 2018 or December 31, 2017.

At December 31, 2018 and December 31, 2017, the Company had long-term unearned revenue of $11.1 million and $8.6 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

13.    INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2018	2017	2016
(in thousands)
Current:
Federal	$49,911	$76,178	$69,102
State	13,602	13,406	12,949
Foreign	7,929	7,158	14,464
Total current tax	71,442	96,742	96,515
Deferred:
Federal	6,091	17,249	(5,991)
State	1,957	1,610	2,892
Foreign	(420)	(223)	(149)
Total deferred tax	7,628	18,636	(3,248)
Total income tax provision	$79,070	$115,378	$93,267

The primary factors causing income tax expense to be different than the federal statutory rate for 2018, 2017 and 2016 are as follows:

For the years ended December 31,	2018	2017	2016
(in thousands)
Income tax at statutory rate	$65,254	$103,075	$91,222
State income tax expense (net of federal benefit)	12,984	9,979	8,876
Foreign tax expense/(benefit)	1,186	(1,613)	9,857
Foreign tax	(234)	(221)	(19,155)
Repatriation tax under TCJA	1,233	7,956	—
Other	(1,353)	(3,798)	2,467
Total income tax provision	$79,070	$115,378	$93,267

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

On December 22, 2017 the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA reduced the corporate tax rate from 35% to 21% and made numerous other tax law changes. In 2017, the SEC issued Staff Accounting Bulletin No. 118 which permitted the recording of provisional amounts related to the impact of the TCJA during a measurement period not to exceed one year. A provisional amount based on reasonable estimates was made with respect to the tax implications associated with the deemed repatriated earnings on foreign subsidiaries based on the initial analysis of the TCJA. Certain tax effects of the TCJA were recognized in year ended December 31, 2017 resulting in the recording of $11.6 million of additional tax expense. The additional tax of $11.6 million related to the following components: $8 million related to the imposition of a tax on deemed repatriated earnings of foreign subsidiaries due to implementation of a territorial tax system, $2.9 million related to re-measurement of deferred tax assets to the 21% tax rate, and $0.7 million related to reductions in tax benefits on stock compensation. During 2018 the Company completed the analysis the earnings and profits of foreign investments. This resulted in the recognition at year ended December 31, 2018 of an additional $1.2 million related to the imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The Company has elected to include the global intangible low-taxed income (GILTI) as part of tax expense in the year incurred.

The Provision for Income Taxes resulted in an effective tax rate of 25.4% on Income Before Income Taxes for the year ended December 31, 2018. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and adjustments due to the TCJA.

For 2017 and 2016 the effective tax rate was 39.2% and 35.8%, respectively. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes, adjustments due to the TCJA partially offset by tax benefits associated with restricted stock, and the increase of available foreign tax credits.

During 2018, 2017 and 2016, the Company paid income taxes of $77.3 million, $90.7 million and $88.8 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

December 31,	2018	2017
(in thousands)
Deferred tax assets:
Termite accrual	$812	$1,241
Insurance and contingencies	18,136	18,374
Unearned revenues	11,091	11,152
Compensation and benefits	11,238	11,157
State and foreign operating loss carryforwards	5,346	7,035
Bad debt reserve	3,687	3,203
Foreign tax credit	6,664	7,842
Other	2,060	1,861
Valuation allowance	(76)	(24)
Total deferred tax assets	58,958	61,841
Deferred tax liabilities:
Depreciation and amortization	(21,237)	(18,453)
Net Pension liability	(1,340)	(3,709)
Intangibles and other	(29,467)	(21,259)
Total deferred tax liabilities	(52,043)	(43,421)
Net deferred tax assets	6,915	18,420

Analysis of the valuation allowance:

December 31,	2018	2017
(in thousands)
Valuation allowance at beginning of year	$24	$6,507
Change in valuation allowance	52	(6,483)
Valuation allowance at end of year	$76	$24

As of December 31, 2018, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $111.6 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2019 and 2031. Management believes that it is unlikely to be able to utilize approximately $0.4 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.1 million due to foreign net operating leases.

Earnings from continuing operations before income tax included foreign income of $22.7 million in 2018, $22.1 million in 2017 and $6.4 million in 2016. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2018 that, if recognized, would affect the effective tax rate is $0.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2018	2017
(in thousands)
Balance at Beginning of Year	$3,148	$2,554
Additions/(reductions) for tax positions of prior years	(594)	594
Balance at End of Year	$2,554	$3,148

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2012 through 2015. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2012.

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $1.0 million and $0.9 million as of December 31, 2018 and December 31, 2017, respectively. During 2018 the Company recognized interest and penalties of $0.1 million.

14.    ACCRUAL FOR TERMITE CONTRACTS

In accordance with the FASB ASC Topic 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts is as follows:

For the years ended December 31,	2018	2017
(in thousands)
Beginning balance	$4,885	$4,800
Current year provision	2,392	3,611
Settlements, claims, and expenditures	(4,058)	(3,526)
Ending balance	$3,219	$4,885

The accrual for termite contracts is included in other current liabilities, $2.2 million and $2.9 million at December 31, 2018 and 2017, respectively and long-term accrued liabilities, $1.0 million and $2.0 million at December 31, 2018 and 2017, respectively on the Company’s consolidated statements of financial position.

15. COMMITMENTS AND CONTINGENCIES

The Company leases buildings, vehicles and equipment under operating leases, some of which contain escalation clauses. The Company’s operating leases expire at various dates through 2028:

For the years ended December 31,	2018	2017	2016
(in thousands)
Rental Expense	$79,631	$72,030	$66,774

 Future commitments under operating leases are as summarized:

(in thousands)	Operating leases
2019	$28,751
2020	18,024
2021	14,463
2022	11,142
2023	8,998
Thereafter	16,234
Total minimum obligation	$97,612

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

16.    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintains several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provide benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made no contribution for the years ended December 31, 2018 and 2017 and $3.3 million to the Plans during the year 2016.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005. In 2016, the Plan was amended to allow certain vested participants the ability to elect for a limited time the commencement of their benefit in the form of a single-sum payment, not to exceed $35,000, or an annuity starting date of December 1, 2016. In total $8.8 million was paid by the Plan during the year ended December 31, 2016, under this program. The Plan did not offer any options for the years ended December 31, 2018 and 2017.

The Company includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company’s financial statements. The Waltham Services, LLC Hourly Employee Pension Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits”, and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company has initiated the process to transition its Pension Plan to an Insurance provider and does not expect to amortize a net loss in 2019. The timeline will take approximately 6-9 months from December 31, 2018. The Company’s Pension Plan is currently more than 100% funded.

In June 2005, the Company froze the Rollins, Inc. defined benefit pension plan. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2018	2017
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year	$202,310	$197,222
Service cost	37	58
Interest cost	7,926	8,493
Actuarial loss	11,175	6,762
Benefits paid	(13,023)	(10,225)
Accumulated Benefit obligation at end of year	208,425	202,310
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	219,905	194,342
Actual return on plan assets	6,817	35,788
Benefits paid	(13,023)	(10,225)
Fair value of plan assets at end of year	213,699	219,905
Funded status	$5,274	$17,595

Amounts Recognized in the Statement of Financial Position consist of:

December 31,	2018	2017
(in thousands)
Noncurrent assets	$5,274	$17,595

Amounts Recognized in Accumulated Other Comprehensive Income consists of:

December 31,	2018	2017
(in thousands)
Net actuarial loss	$76,362	$61,598

The accumulated benefit obligation for the defined benefit pension plans were $203.4 million and $202.3 million at December 31, 2018 and December 31, 2017, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. Pre-tax (increases)/decreases in the pension liability which were (charged, net of tax) credited to other comprehensive income/(loss) were ($14.8) million, $19.0 million, and $3.0 million in 2018, 2017, and 2016, respectively.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2018	2017	2016
ACCUMULATED BENEFIT OBLIGATION
Discount rate	*/4.00%	4.00%	4.45%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	4.05%	4.45%	4.70%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

* In 2018, the Company used a termination liability approach in calculating the 2018 discount rate for the Rollins, Inc. Pension plan. The following assumptions were used 1) 3.90%, based on current market conditions, for participants in pay status expected to elect a plan termination annuity; 2) 4.11%, based on current market conditions, for active and terminated participants with deferred benefits expected to elect a plan termination annuity; 3) The IRC 417(e) interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88), based on plan provisions, for all lump sum eligible expected to elect a plan termination lump sum. The Waltham Services, LLC Hourly Employee Pension Plan applied 4.05% discount rate based on yield curve analysis.

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company utilized a termination liability approach for fiscal year 2018 and a yield curve analysis for fiscal year’s 2017, and 2016.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2018	2017	2016
(in thousands)
Service cost	$37	$58	$71
Interest cost	7,926	8,493	9,331
Expected return on plan assets	(13,775)	(13,368)	(13,219)
Amortization of net loss	3,292	3,322	3,263
Preliminary net periodic benefit cost/(income)	$(2,520)	$(1,495)	$(554)
Settlement expense	—	53	—
Net periodic benefit cost	$(2,520)	$(1,442)	$(554)

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

(in thousands)	2018	2017	2016
Pretax (income)/loss	$18,056	$(15,650)	$218
Amortization of net loss	(3,292)	(3,322)	(3,263)
Total recognized in other comprehensive income	14,764	(18,972)	(3,045)
Total recognized in net periodic benefit (income)/cost and other comprehensive income	$12,244	$(20,414)	$(3,599)

At December 31, 2018 and 2017, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value of $1.6 million and $32.0 million at December 31, 2018 and 2017, respectively.

The Plans’ weighted average asset allocation at December 31, 2018 and 2017 by asset category, along with the target allocation for 2018, are as follows:

	Target allocations for			Percentage of plan assets as of December 31,
Asset category	2019			2018	2017
Cash and cash equivalents	0.0%	—	5.0%	3.5%	2.4%
Equity securities - Rollins stock	0.0%	—	40.0%	0.4%	14.7%
Domestic equity - all other	0.0%	—	40.0%	0.7%	21.8%
International equity	0.0%	—	30.0%	0.2%	16.4%
Debt securities - core fixed income	15.0%	—	100.0%	91.1%	35.2%
Real estate	0.0%	—	20.0%	2.0%	6.5%
Alternative/Opportunistic/Special	0.0%	—	20.0%	2.1%	3.0%
Total				100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are not considering making contributions to the pension plans during fiscal 2019.

Some of our assets, primarily our private equity, real estate, and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2018 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are categorized as NAV investments and are valued using significant non-observable inputs which do not have a readily determinable fair value. In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

Fair Value Measurements

Given the funded status of the Rollins, Inc. Plan, the Company has modified the overall investment strategy to mitigate risk related to volatility with asset types by transitioning to a higher percentage of fixed income securities. As such, the Company's overall investment strategy is to achieve a mix of approximately 50 percent of investments to match long-term pension obligations and 50 percent for near term benefits payments, with a diversification of assets types, fund strategies and fund managers. With the modification of investment strategy, the Company has transitioned the majority of its assets to Fixed-income securities. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

The Company has initiated the process to transition its Pension Plan to an Insurance provider and does not expect to amortize a net loss in 2019. The timeline will take approximately 6-9 months from December 31, 2018. The Company’s Pension Plan is currently more than 100% funded. Discount rates of 3.90% per year for participants in pay status and 4.11% per year for participants with deferred benefits were selected by the Plan Sponsor to determine the benefit obligation resulting from plan termination annuity purchases. The discount rates reflect the single effective interest rate that produces the same present value as that produced when the expected future cash flows for participants expected to elect an annuity are discounted with the FTSE Yield Curve (formerly Citigroup) as of the measurement date. To determine the benefit obligation resulting from plan termination lump sum payments, the expected future cash flows for lump sum eligible participants, determined with the IRC 417(e) Mortality Table for 2019, were discounted with the IRC 417(e) segment interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88%).

The following table presents our plan assets using the fair value hierarchy as of December 31, 2018. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

(in thousands)	Total	Level 1	Level 2	NAV
(1) Cash and cash equivalents	$7,438	$7,438	—	—
(2) Fixed income securities	194,739	170,249	474	24,490
Domestic equity securities
Rollins, Inc. stock	1,582	1,582	—	—
Other securities	789	—	789	—
(3) International equity securities	363	—	363	—
(4) Real estate	4,204	—	—	4,204
(5) Alternative/opportunistic/special	4,574	—	—	4,574
Total	$213,689	$203,285	$1,626	$8,778

The following table presents our plan assets using the fair value hierarchy as of December 31, 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)	Total	Level 1	Level 2	NAV
(1) Cash and cash equivalents	$5,432	$5,432	—	—
(2) Fixed income securities	77,214	—	77,214	—
Domestic equity securities
Rollins, Inc. stock	32,049	32,049	—	—
Other securities	48,511	16,243	32,268	—
(3) International equity securities	36,156	—	36,156	—
(4) Real estate	14,074	—	—	14,074
(5) Alternative/opportunistic/special	6,469	—	—	6,469
Total	$219,905	$53,724	$145,638	$20,543

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

There were no purchases, sales or transfers of assets classified as Level 3 in 2018 or 2017.

The estimated future benefit payments over the next five years are as follows:

(in thousands)
2019	$209,699
2020	67
2021	74
2022	83
2023	88
Thereafter	639
Total	$210,650

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1000 hours in that year. The Plan changed to provide for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participants contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which include commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses), up from a matching contribution of fifty cents ($0.50) for each one dollar ($1.00) of a participants contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which include commissions, overtime and bonuses) in 2017 and 2016. The charge to expense for the Company match was approximately $21.1 million for the year ended December 31, 2018 and $12.1 million and $11.0 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2018, 2017, and 2016 approximately, 41.7%, 38.8%, and 36.4%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

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

At December 31, 2018, the Deferred Compensation Plan had 70 life insurance policies with a net face value of $42.6 million. The cash surrender value of these life insurance policies were worth $17.3 million and $18.3 million at December 31, 2018 and 2017, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2019	$172
2020	0
2021	417
2022	590
2023	206
Total	$1,385

Total expense related to deferred compensation was $180 thousand, $241 thousand, and $230 thousand in 2018, 2017, and 2016, respectively. The Company had $18.4 million and $18.4 million in deferred compensation assets as of December 31, 2018 and 2017, respectively, included within other assets on the Company’s consolidated statements of financial position and $17.5 million and $18.4 million in deferred compensation liability as of December 31, 2018 and 2017, respectively, located within long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

17.    STOCK-BASED COMPENSATION

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

In April 2018, the Company granted a one-time issuance of TLRSs on a tiered Company tenure basis to U.S. based employees. The one-time grant vests 100 percent on the first anniversary date of the granted shares. The total shares granted were less than 0.1 million shares. During the year, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the one-time restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

All share and per share information has been adjusted for the three-for-two stock split effective December 10, 2018.

The Company issued time lapse restricted shares of 0.6, 0.7, and 0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2018, approximately 5.9 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2018	2017	2016
Time lapse restricted stock:
Pre-tax compensation expense	$13,726	$12,399	$12,415
Tax benefit	(3,486)	(4,799)	(4,805)
Restricted stock expense, net of tax	$10,240	$7,600	$7,610

As of December 31, 2018 and 2017, $39.2 million and $32.9 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 4.1 years and 3.9 years at December 31, 2018 and December 31, 2017, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2018, 2017 and 2016:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Grants
Unvested as of December 31, 2015	4,126	$11.47
Forfeited	(171)	13.03
Vested	(1,318)	9.66
Granted	755	17.63
Unvested as of December 31, 2016	3,392	13.47
Forfeited	(51)	14.92
Vested	(1,018)	11.47
Granted	703	22.97
Unvested as of December 31, 2017	3,026	16.33
Forfeited	(35)	19.05
Vested	(910)	13.24
Granted	643	32.25
Unvested as of December 31, 2018	2,724	$21.08
60

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2016	$(49,200)	$(20,875)	$(70,075)
Change during 2017:
Before-tax amount	18,980	9,960	28,940
Tax benefit	(4,821)	—	(4,821)
	14,159	9.960	24,119
Balance at December 31, 2017	(35,041)	(10,915)	(45,956)
Change during 2018:
Before-tax amount	(14,812)	(14,072)	(28,884)
Tax expense	3,762	—	3,762
	(11,050)	(14,072)	(25,122)
Balance at December 31, 2018	$(46,091)	$(24,987)	$(71,078)
61

19.    RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on 6 months’ notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2018, 2017, and 2016.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.9 million for the year ended December 31, 2018 and $1.0 million for each of the years ended December 31, 2017, 2016, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, Mr. R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes. The lease is terminable by either party on 30 days’ notice. The Company pays $100 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2018 and 2017, the Company paid approximately $0.7 million, $0.8 million, and $0.5 million in rent and operating costs for the aircraft respectively. During 2018, 2017 and 2016, respectively, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

20.    UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2018
Revenues	$408,742	$480,461	$487,739	$444,623
Gross profit (Revenues less cost of services provided)	$202,599	$249,689	$251,452	$223,389
Net income	$48,525	$65,542	$66,628	$50,968
Income per share:
Income per share—Basic	$0.15	$0.20	$0.20	$0.16
Income per share—Diluted	$0.15	$0.20	$0.20	$0.16
2017
Revenues	$375,247	$433,555	$450,442	$414,713
Gross profit (Revenues less cost of services provided)	$186,084	$229,075	$231,661	$207,194
Net income	$40,270	$53,689	$51,430	$33,735
Income per share:
Income per share—Basic	$0.12	$0.17	$0.16	$0.10
Income per share—Diluted	$0.12	$0.17	$0.16	$0.10
62

21.    CASH DIVIDEND

On January 22, 2019, the Board of Directors approved a 12.5% increase in the Company’s quarterly cash dividend per common share to $0.105 payable March 11, 2019 to stockholders of record at the close of business February 11, 2019. On October 23, 2018, the Board of Directors declared its regular $0.09 per share as well as a special year-end dividend of $0.09 per share both payable December 10, 2018 to stockholders of record at the close of business November 9, 2018. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

Based on management’s evaluation as of December 31, 2018, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 23.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Proposal 1: Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 10 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

63

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officer and Related Party Transactions policy. Both of these documents are available on the Company’s website at www.rollins.com, under the heading “Investor Relations – Corporate Governance,” and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta, Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 10-K1 regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is included under “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” included in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2019 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	2,724,456	$—	5,933,319
Equity compensation plans not approved by security holders	—	$—	—
Total	2,724,456	$—	5,933,319	(1)

(1)	Includes 5,933,319 shares available for grant under the 2018 Employee Stock Incentive Plan. The 2018 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

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

Item 14.    Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement, which information is incorporated herein by reference.

64

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)          Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
65

(b)	Exhibits (inclusive of item 3 above):

(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
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
66

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
67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	March 1, 2019	Date:	March 1, 2019

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
March 1, 2019
68

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

69

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	For the years ended December 31, 2018, 2017 and 2016
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2018 Allowance for doubtful accounts	$14,706	$13,606	$(11,646)	$16,666
Year ended December 31, 2017 Allowance for doubtful accounts	$14,600	$10,455	$(10,349)	$14,706
Year ended December 31, 2016 Allowance for doubtful accounts	$13,636	$11,257	$(10,293)	$14,600
70

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(10.1)+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of October 31, 2012 between Rollins, Inc., SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 99.1 as filed with its Form 8-K dated November 2, 2012.
(10) (k)	First Amendment to Revolving Credit Agreement dated as of October 30, 2014 by and among Rollins, Inc., the lenders party thereto and SunTrust Bank and Bank of America, N.A., incorporated herein by reference to Exhibit 10(k) filed with the Registrant’s 10-K filed February 25, 2015.

71

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	EX-101 Instance Document
(101.SCH)	EX-101 Schema Document
(101.CAL)	EX-101 Calculation Linkbase Document
(101.LAB)	EX-101 Labels Linkbase Document
(101.PRE)	EX-101 Presentation Linkbase Document
(101.DEF)	Ex-101 Definition Linkbase Document

+	Confidential treatment has been requested for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the securities and Exchange Commission.
72