Form 10-Q
period 2019-03-31
ROLLINS INC
filed 2019-04-26
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Rollins, Inc. had 327,529,782 shares of its $1 par value Common Stock outstanding as of April 16, 2019.

ROLLINS, INC. AND SUBSIDIARIES

PART 1          FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$116,607	$115,485
Trade receivables, net of allowance for doubtful accounts of $12,201 and $13,285, respectively	104,593	104,016
Financed receivables, short-term, net of allowance for doubtful accounts of $1,797 and $1,845, respectively	19,258	18,454
Materials and supplies	16,572	15,788
Other current assets	32,909	32,278
Total current assets	289,939	286,021
Equipment and property, net	136,806	136,885
Goodwill, net	370,492	368,481
Customer contracts, net	174,777	178,075
Trademarks & tradenames, net	53,934	54,140
Other intangible assets, net	10,712	11,043
Operating lease, right-of-use assets	182,176	—
Financed receivables, long-term, net of allowance for doubtful accounts of $1,447 and $1,536 respectively	26,376	28,227
Prepaid Pension	5,274	5,274
Deferred income taxes	961	6,915
Other assets	20,625	19,063
Total assets	$1,272,072	$1,094,124
LIABILITIES
Accounts payable	$27,496	$27,168
Accrued insurance	27,940	27,709
Accrued compensation and related liabilities	58,853	77,741
Unearned revenues	123,935	116,005
Operating lease liabilities - current	60,454	—
Other current liabilities	54,034	50,406
Total current liabilities	352,712	299,029
Accrued insurance, less current portion	34,148	33,867
Operating lease liabilities, less current portion	121,775	—
Long-term accrued liabilities	44,313	49,320
Total liabilities	552,948	382,216
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 375,000,000 shares authorized, 327,529,782 and 327,308,079 shares issued and outstanding, respectively	327,530	327,308
Paid in capital	79,932	85,386
Accumulated other comprehensive loss	(68,736)	(71,078)
Retained earnings	380,398	370,292
Total stockholders’ equity	719,124	711,908
Total liabilities and stockholders’ equity	$1,272,072	$1,094,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands per except share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES
Customer services	$429,069	$408,742
COSTS AND EXPENSES
Cost of services provided	217,258	206,143
Depreciation and amortization	16,683	16,916
Sales, general and administrative	139,530	126,487
Gain on sale of assets, net	(181)	(56)
Interest (income)/expense, net	(274)	58
INCOME BEFORE INCOME TAXES	56,053	59,194
PROVISION FOR INCOME TAXES	11,827	10,669
NET INCOME	$44,226	$48,525
NET INCOME PER SHARE - BASIC AND DILUTED	$0.14	$0.15
DIVIDENDS PAID PER SHARE	$0.11	$0.09
Weighted average participating shares outstanding - basic and diluted	327,506	327,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$44,226	$48,525
Other comprehensive (loss) earnings
Foreign currency translation adjustments	2,342	(2,952)
Other comprehensive (loss) earnings	2,342	(2,952)
Comprehensive earnings	$46,568	$45,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands) (unaudited)

				Accumulated Other
	Common Stock			Comprehensive	Retained
	Shares	Amount	Paid-in-capital	income/ (loss)	Earnings	Total
Balance at December 31, 2017	326,988	$326,988	$81,405	$(45,956)	$291,487	$653,924
Net Income					48,525	48,525
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(2,952)	—	(2,952)
Cash dividends	—	—	—	—	(30,602)	(30,602)
Stock compensation	566	566	2,716	—	(189)	3,093
Employee stock buybacks	(275)	(275)	(9,042)	—	92	(9,225)
Balance at March 31, 2018	327,279	$327,279	$75,079	$(48,908)	$309,313	$662,763

				Accumulated Other
	Common Stock			Comprehensive	Retained
	Shares	Amount	Paid-in-capital	income/ (loss)	Earnings	Total
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Net Income					44,226	44,226
Impact of adoption of ASC 842	—	—	—		212	212
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	2,342	—	2,342
Cash dividends	—	—	—	—	(34,332)	(34,332)
Stock compensation	464	464	3,425	—	—	3,889
Employee stock buybacks	(242)	(242)	(8,879)	—	—	(9,121)
Balance at March 31, 2019	327,530	$327,530	$79,932	$(68,736)	$380,398	$719,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$44,226	$48,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,683	16,916
Provision for deferred income taxes	3,327	4,101
Provision for bad debts	1,682	932
Stock - based compensation expense	3,889	3,093
Other, net	(591)	(1,195)
Changes in operating assets and liabilities	(10,601)	376
Net cash provided by operating activities	58,615	72,748
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(7,041)	(43,154)
Purchases of equipment and property	(6,481)	(6,134)
Proceeds from sales of franchises	395	177
Other	569	76
Net cash used in investing activities	(12,558)	(49,035)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,121)	(9,225)
Dividends paid	(34,332)	(30,602)
Net cash used in financing activities	(43,453)	(39,827)
Effect of exchange rate changes on cash	(1,482)	(6,617)
Net increase/(decrease) in cash and cash equivalents	1,122	(22,731)
Cash and cash equivalents at beginning of period	115,485	107,050
Cash and cash equivalents at end of period	$116,607	$84,319
Supplemental disclosure of cash flow information
Non-cash additions to operating lease right-of-use assets	$6,920	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.          BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2018 other than updates related to Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842) as noted below. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2018 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results for the entire year.

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

NOTE 2.          RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

The Company adopted ASU 2016-02, Leases (ASC 842), on January 1, 2019 using the modified retrospective approach and did not restate comparative periods as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. We have elected the transition package of practical expedients, which permitted us not to reassess our prior conclusions regarding lease identification, lease classification and initial direct cost. Upon adoption, the Company recognized operating lease right-of-use assets and liabilities of $195.7 million and $195.5 million, and a $0.2 million adjustment to beginning retained earnings.

The Company adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). The Company adopted ASU 2018-02 effective January 1, 2019 and elected not to recognize a cumulative-effect adjustment.

Recently issued accounting standards to be adopted in 2019 or later

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

ROLLINS, INC. AND SUBSIDIARIES

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

NOTE 3.          REVENUE

On January 1, 2018, and the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2019	2018
United States	$394,000	$375,959
Other countries	35,069	32,783
Total Revenues	$429,069	$408,742

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2019	2018
Residential revenue	$172,507	$164,378
Commercial revenue	169,671	162,205
Termite completions, bait monitoring, & renewals	80,250	76,607
Franchise revenues	3,261	2,407
Other revenues	3,380	3,145
Total Revenues	$429,069	$408,742

NOTE 4.          EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

ROLLINS, INC. AND SUBSIDIARIES

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted earnings per share
Common stock	$0.14	$0.15
Restricted shares of common stock	$0.12	$0.17

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

NOTE 6.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their fair values.  The Company has a Revolving Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured line of credit of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility. There were no outstanding borrowings at March 31, 2019 and December 31, 2018.  The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2019.

NOTE 7.           UNEARNED REVENUE

Changes in unearned revenue were as follows:

For the period ended	March 31,	December 31	March 31
(in thousands)	2019	2018	2018
Balance at beginning of year	$127,075	$117,614	$117,614
Deferral of unearned revenue	47,737	166,053	47,725
Recognition of unearned revenue	(39,958)	(156,592)	(38,809)
Balance at end of period	$134,854	$127,075	$126,530

Deferred revenue recognized in the three months ended March 31, 2019 and 2018 was $40.0 million and $38.8 million, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be invoiced and recognized in future periods. The Company has no material contracted not recognized revenue as of March 31, 2019 or December 31, 2018.

At March 31, 2019 and December 31, 2018, the Company had long-term unearned revenue of $10.9 million and $11.1 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.          LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of March 31, 2019 and December 31, 2018, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and nonlease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands)
		Three Months Ended
Lease Classification	Financial Statement Classification	March 31, 2019
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$24
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	19,002
Total lease expense		$19,026

Other Information
Weighted-average remaining lease term – operating leases		4.07
Weighted-average discount rate – operating leases		3.94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		18,736
10

ROLLINS, INC. AND SUBSIDIARIES

Lease Commitments

Future minimum lease payments at March 31, 2019 were as follows:

(in thousands)	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$50,802
2020	54,422
2021	38,698
2022	21,648
2023	11,547
2024	8,001
Thereafter	12,310
Total future minimum lease payments	197,428
Less: Amount representing interest	15,199
Total future minimum lease payments, net of interest	$182,229

Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $94.8 for building leases and $102.6M for vehicle leases. As of March 31, 2019, the Company had no additional future obligations for leases that had not yet commenced.

Future commitments under operating leases as of December 31, 2018 are as summarized:

(in thousands)	Operating Leases
2019	$28,751
2020	18,024
2021	14,463
2022	11,142
2023	8,998
Thereafter	16,234
Total future minimum lease payments, net of interest	$97,612

(1) Future commitments presented in the table above exclude lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option

NOTE 9.          STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2019, the Company paid $34.3 million or $0.105 per share in cash dividends compared to $30.6 million or $0.093 per share during the same period in 2018.

During the first quarter ended March 31, 2019 and during the same period in 2018 the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of taxes on restricted shares that have vested. The Company repurchased $9.1 million and $9.2 million of common stock for the quarter ended March 31, 2019 and 2018, respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2019, approximately 5.5 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Time lapse restricted stock:
Pre-tax compensation expense	$3,889	$3,093
Tax benefit	(821)	(786)
Restricted stock expense, net of tax	$3,068	$2,307

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2019:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2018	2,724	$21.08
Forfeited	(21)	22.45
Vested	(689)	15.63
Granted	485	38.40
Unvested Restricted Stock at March 31, 2019	2,499	$25.93

At March 31, 2019 and December 31, 2018, the Company had $53.5 million and $39.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.8 years and 4.1 years, respectively.

NOTE 10.          PENSION AND POST RETIREMENT BENEFIT PLANS

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation Retirement Benefits”:

Components of Net Pension Benefit Gain

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest and service cost	$924	$1,995
Expected return on plan assets	(30)	(3,443)
Amortization of net loss	892	826
Net periodic benefit	$1,786	$(622)

During the three months ended March 31, 2019 and the same period in 2018 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2018. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2019.

The Company has initiated the process to transition its Pension Plan to an insurance provider.  The timeline will take approximately 3-9 months.  The Company’s Pension Plan is currently more than 100% funded.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 11.        BUSINESS COMBINATIONS

The Company made five acquisitions during the three month period ended March 31, 2019, and 38 acquisitions for the year ended December 31, 2018, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

On January 8, 2019, the Company announced it had entered into a material agreement to acquire Clark Pest Control of Stockton, Inc. located in Lodi, CA. Clark Pest Control is a leading pest management company in California and the nation's 8th largest pest management company according to PCT 100 rankings. Geotech Supply is included in the acquisition and will continue to expand its current operations, maintaining a commitment to quality service delivery. Rollins expects to close the acquisition of Clark Pest Control of Stockton, Inc. during the second quarter of 2019. Closing remains subject to the receipt of regulatory clearance. The closing of the acquisition is subject to the satisfaction of customary conditions, including the truth and accuracy of the representations and warranties of the sellers, the performance of the obligations of the sellers and the receipt of regulatory clearance.

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31, 2019
Accounts receivable, net	$228
Materials & supplies	237
Equipment and property	829
Goodwill	1,369
Customer contracts and other intangible assets	4,163
Current liabilities	(845)
Other assets and liabilities, net	1,060
Total cash purchase price	$7,041

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $370.5 million and $368.5 million at March 31, 2019 and December 31, 2018, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $55.5 million at March 31, 2019 and $54.9 million at December 31, 2018.

The Company completed its most recent annual impairment analysis as of September 30, 2018. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $174.8 million and $178.1 million at March 31, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames was $53.9 million and $54.1 million at March 31, 2019, and December 31, 2018, respectively. The carrying amount of other intangible assets was $10.7 million and $11.0 million at March 31, 2019 and December 31, 2018, respectively. The carrying amount of customer contracts in foreign countries was $36.3 million and $37.1 million at March 31, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.6 million and $3.7 million at March 31, 2019 and December 31, 2018, respectively. The carrying amount of other intangible assets in foreign countries was $1.5 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2019 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$174,777	3-12
Trademarks and tradenames	53,934	0 - 20
Non-compete agreements	4,173	3-20
Patents	1,873	3-15
Other assets	2,439	10
Internet domains	2,227	n/a
Total customer contracts and other intangible assets	$239,423
13

ROLLINS, INC. AND SUBSIDIARIES

NOTE 12.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $0.1 million for the quarter ended March 31, 2019 and a net gain of $0.1 million for the same quarter in the prior year. As of March 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	4	$550	$395
Sell CAD/Buy USD Fwd Contract	6	$5,000	$3,760
Total	10		$4,155

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2019 and December 31, 2018 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
Derivatives Not Designated as Hedging Instruments	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$6	$18	$(2)	$(1)
Sell CAD/Buy USD Fwd Contract	47	121	(41)	(4)
Total	$53	$139	$(43)	$(5)
14

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the effect of the Company’s derivative financial instruments on the income statement as of March 31, 2019 and March 31, 2018 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated

as Hedging Instruments for the Three Months Ended March 31, 2019 and 2018

		Amount of Gain or (Loss)
Derivatives Not Designated	Location of Gain or (Loss)	Recognized in Income
as Hedging Instruments	Recognized in Income	Three Months Ended March 31
		2019	2018
Sell AUD/Buy USD Fwd Contract	Other inc/(exp)	$(4)	$11
Sell CAD/Buy USD Fwd Contract	Other inc/(exp)	(87)	136
Total		$(91)	$147

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at March 31, 2019 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at March 31,		at March 31,		at March 31,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Assets
Derivative Financial Instruments	$—	$—	$53	$75	$—	$—	$53	$75
Liabilities
Derivative Financial Instruments	$—	$—	$(43)	$—	$—	$—	$(43)	$—

As of March 31, 2019, the fair value of derivatives in a net liability position was nine thousand dollars inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of nine thousand dollars.

NOTE 13.          SUBSEQUENT EVENTS

On April 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable June 10, 2019 to stockholders of record at the close of business May 10, 2019.

On April 23, 2019, shareholders approved an amendment to Rollins, Inc.’s Certificate of Incorporation to increase the number of authorized shares of common stock from 375,000,000 shares to 550,000,000 shares. Rollins’ preferred stock authorized will remain the same at 500,000 shares.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 23, 2019, the Company reported first quarter revenues of $429.1 million, an increase of 5.0% over the prior year’s first quarter revenue of $408.7 million. Rollins’ net income decreased 8.9% to $44.2 million or $0.14 per diluted share for the first quarter ended March 31, 2019, compared to $48.5 million or $0.15 per diluted share for the same period in 2018.

We had a successful quarter even while feeling the effects of artic weather and torrential rains in the country causing termites and other pests to remain dormant for the first quarter, however the Company had improvements in both customer and employee retention. We look forward to warm weather and the spring pest season.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Revenue

Revenues for the first quarter ended March 31, 2019 increased $20.3 million or 5.0% to $429.1 million compared to $408.7 million for the first quarter ended March 31, 2018.  Growth occurred across all service lines. Approximately 1.1 percentage points of the 5.0% increase in revenues came from acquisitions while growth in customers and pricing made up the remaining 3.9 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the first quarter ended March 31, 2019, commercial pest control revenue approximated 40% of the Company’s revenues, residential pest control approximated 40% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing the first quarters of 2019 to first quarter 2018, the Company’s commercial pest control revenue increased 4.6%, residential pest control revenue grew 4.9%, and termite and ancillary services revenue grew 4.8%. Foreign operations accounted for approximately 8% of total revenues during the first quarters of both 2019 and 2018, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2019	2018	2017
First Quarter	$429,069	$408,742	$375,247
Second Quarter	—	480,461	433,555
Third Quarter	—	487,739	450,442
Fourth Quarter	—	444,623	414,713
Year ended December 31,	$429,069	$1,821,565	$1,673,957

Cost of Services Provided

Cost of Services provided for the first quarter ended March 31, 2019 increased $11.1 million or 5.4% to $217.3 million, compared to $206.1 million for the quarter ended March 31, 2018. Gross Margin for the quarter was 49.4%, down 0.2 percentage points from 49.6% prior years’ quarter. The quarter experienced an increase in administrative salaries due to amortization of the employee special restricted share grants to long-term employees from the prior year and increased salaries. There was an increase in the Company’s insurance reserves over prior year and fleet expenses were up as lease vehicle expenses grew as well as increases associated with the new lease accounting standards.

ROLLINS, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and Amortization expenses for the first quarter ended March 31, 2019 decreased $0.2 million to $16.7 million, a decrease of 1.4%. Depreciation increased $0.4 million due to acquisitions and equipment purchases while amortization of intangible assets decreased $0.6 million due to the full amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2019 increased $13.0 million or 10.3%, to $139.5 million or 32.4% of revenues, up 1.6 percentage points from $126.5 million or 30.9% of revenues for the first quarter ended March 31, 2018.  The Company experienced increases in (1) administrative salaries due to amortization of restricted share grants from 2018, (2) sales salaries as sales and headcount increased during the period, and (3) personnel related expenses due to the increased match of our employee 401(k) plan, increases in group insurance, and increases in employer FICA taxes. The Company experienced increases in expenses for professional services and maintenance and repairs related to IT projects and contractors related to our adoption of the new lease accounting standards.

Income Taxes

The effective tax rate was 21.1% for the first quarter ended March 31, 2019 and 18.0% for the first quarter ended March 31, 2018.  The increase to the effective tax rate for first quarter ended March 31, 2019 was primarily due to an increase to certain non-deductible expenses, a decrease to other beneficial tax adjustments and inclusion of new tax provisions enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act).

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $58.6 million and $72.7 million for the three months ended March 31, 2019, and 2018, respectively. During the three months ended March 31, 2019 and the same period in 2018, the Company made no contribution to its defined benefit retirement plans. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2019. The Company has initiated the process to transition its Pension Plan to an insurance provider.  The transition will take approximately 3-9 months.  The Company’s Pension Plan is currently more than 100% funded.

The Company invested approximately $6.5 million in capital expenditures, exclusive of expenditures for business acquisitions, during the three months ended March 31, 2019, compared to $6.1 million during the same period in 2018, and expects to invest approximately $22.0 million for the remainder of 2019. Capital expenditures for the first three months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the three months ended March 31, 2019, the Company made expenditures for acquisitions totaling $7.0 million, compared to $43.2 million during the same period in 2018. A total of $34.3 million was paid in cash dividends ($0.105 per share), compared to $30.6 million or ($0.093 per share) during the same period in 2018. On April 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable June 10, 2019 to stockholders of record at the close of business May 10, 2019 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first three months of 2019 and during the same period in 2018. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.1 million and $9.2 million of common stock for the first three months ended March 31, 2019 and 2018, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheet as of March 31, 2019 and December 31, 2018 includes short-term unearned revenues of $123.9 million and $116.0 million, respectively, representing approximately 6% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s $116.6 million of total cash and cash equivalents at March 31, 2019, is held at various banking institutions. Approximately $60.5 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States while having little debt to service. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

The Company continues to expect to close the acquisition of Clark Pest Control of Stockton, Inc. located in Lodi, California during the second quarter of 2019. The Company intends to fund the purchase price of the acquisition with a combination of cash on hand, use of its revolving credit agreement for approximately $100 million and a new term loan of approximately $250 million tied to LIBOR.  The Company plans to repay these loans within two years of the acquisition. The closing of the acquisition is subject to the satisfaction of customary conditions, including the truth and accuracy of the representations and warranties of the sellers, the performance of the obligations of the sellers and the receipt of regulatory clearance.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2018, other than ASC 842.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s reasonable certainty that it will exercise the renewal options on its vehicle leases; the Company’s expectation that its proposed acquisition of Clark will (a) close in the second quarter of 2019, (b) be funded with a combination of cash on hand, use of its revolving credit agreement for approximately $100 million and a new term loan of approximately $250 million tied to LIBOR; and (c) receive appropriate regulatory approvals, including the expiration of the applicable waiting period under the HSR Act; the Company’s expectation that it will repay the loans related to the acquisition within two years of closing; the Company’s belief that the exposure of certain of its foreign operations expose it to foreign interest and exchange rate fluctuations that may impact the value of the Company’s cash receipts payments in terms of the Company’s functional currency; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay dividends; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company’s business plan; the expectation of no defined benefit retirement plan contributions for the remainder of 2019; the Company’s ability to complete the transition of the pension plan to the insurance provider, including the ability to meet the proposed timeline of 3-9 months; the Company’s expectation regarding capital expenditure for the remainder of 2019; the Company's expectation to maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million credit facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 12 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2019, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.           Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the first quarter ended March 31, 2019 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
January 1 to 31, 2019	240,673	$37.68	—	7,610,416
February 1 to 28, 2019	1,354	39.18	—	7,610,416
March 1 to 31, 2019	—	—	—	7,610,416
Total	242,027	$37.69	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: January 2019: 240,673; February 2019: 1,354; and March 2019: none.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.
21

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

(G) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 23, 2019

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to exhibit 3(ii) as filed with its Form 10-Q for the quarter ended March 31, 2017.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
		(10.1)+	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative
		(10.2)+	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership
		(10.3)+	Real Estate Purchase Agreement by and between RCI - KING, INC., and Clarksons California Properties, a California limited partnership

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

		+	Portions of this exhibit (indicated by asterisks) have been omitted.
22

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 26, 2019	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2019	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
23