Form 10-Q
period 2019-06-30
ROLLINS INC
filed 2019-07-26
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-4422

ROLLINS INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ROL	NYSE

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

Rollins, Inc. had 327,486,383  shares of its $1 par value Common Stock outstanding as of July 16, 2019.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF June 30, 2019 AND DECEMBER 31, 2018

(in thousands except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$98,466	$115,485
Trade receivables, net of allowance for doubtful accounts of $13,904 and $13,285, respectively	130,696	104,016
Financed receivables, short-term, net of allowance for doubtful accounts of $1,818 and $1,845, respectively	21,598	18,454
Materials and supplies	17,579	15,788
Other current assets	51,506	32,278
Total current assets	319,845	286,021
Equipment and property, net	201,196	136,885
Goodwill	563,075	368,481
Customer contracts, net	283,309	178,075
Trademarks & tradenames, net	102,986	54,140
Other intangible assets, net	11,228	11,043
Operating lease, right-of-use assets	191,183	—
Financed receivables, long-term, net of allowance for doubtful accounts of $1,359 and $1,536 respectively	30,611	28,227
Prepaid Pension	5,274	5,274
Deferred income taxes	—	6,915
Other assets	21,070	19,063
Total assets	$1,729,777	$1,094,124
LIABILITIES
Accounts payable	$37,644	$27,168
Accrued insurance	30,265	27,709
Accrued compensation and related liabilities	77,377	77,741
Unearned revenues	133,672	116,005
Operating lease liabilities - current	62,195	—
Current portion of long-term debt	12,500	—
Other current liabilities	60,688	50,406
Total current liabilities	414,341	299,029
Accrued insurance, less current portion	34,705	33,867
Operating lease liabilities, less current portion	129,373	—
Long-term debt	335,375	—
Long-term accrued liabilities	63,719	49,320
Total liabilities	977,513	382,216
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 and 375,000,000 shares authorized, 327,486,383 and 327,308,079 shares issued and outstanding, respectively	327,486	327,308
Paid in capital	82,960	85,386
Accumulated other comprehensive loss	(68,508)	(71,078)
Retained earnings	410,326	370,292
Total stockholders' equity	752,264	711,908
Total liabilities and stockholders' equity	$1,729,777	$1,094,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands per except share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Customer services	$523,957	$480,461	$953,026	$889,203
COSTS AND EXPENSES
Cost of services provided	253,333	230,772	470,591	436,915
Depreciation and amortization	20,132	16,366	36,815	33,282
Sales, general and administrative	161,886	143,379	301,416	269,866
Gain on sale of assets, net	(252)	(308)	(433)	(364)
Interest (income)/expense, net	1,899	75	1,625	133
INCOME BEFORE INCOME TAXES	86,959	90,177	143,012	149,371
PROVISION FOR INCOME TAXES	22,664	24,635	34,491	35,304
NET INCOME	$64,295	$65,542	$108,521	$114,067
NET INCOME PER SHARE - BASIC AND DILUTED	$0.20	$0.20	$0.33	$0.35
DIVIDENDS PAID PER SHARE	$0.11	$0.09	$0.21	$0.19
Weighted average participating shares outstanding - basic and diluted	327,506	327,282	327,506	327,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$64,295	$65,542	$108,521	$114,067
Other comprehensive (loss) earnings
Change in derivative	(257)	—	(257)	—
Foreign currency translation adjustments	485	(5,118)	2,827	(8,070)
Other comprehensive (loss) earnings	228	(5,118)	2,570	(8,070)
Comprehensive earnings	$64,523	$60,424	$111,091	$105,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands) (unaudited)

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2018	327,279	$327,279	$75,079	$(48,908)	$309,313	$662,763
Net Income	—	—	—	—	65,542	65,542
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(5,118)	—	(5,118)
Cash dividends	—	—	—	—	(30,540)	(30,540)
Stock compensation	51	51	3,243	—	(17)	3,277
Employee stock buybacks	(4)	(4)	(110)	—	1	(113)
Balance at June 30, 2018	327,326	$327,326	$78,212	$(54,026)	$344,299	$695,811

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2017	326,988	$326,988	$81,405	$(45,956)	$291,487	$653,924
Net Income	—	—	—	—	114,067	114,067
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(8,070)	—	(8,070)
Cash dividends	—	—	—	—	(61,142)	(61,142)
Stock compensation	617	617	5,959	—	(206)	6,370
Employee stock buybacks	(279)	(279)	(9,152)	—	93	(9,338)
Balance at June 30, 2018	327,326	$327,326	$78,212	$(54,026)	$344,299	$695,811

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2019	327,530	$327,530	$79,932	$(68,736)	$380,398	$719,124
Net Income	—	—	—	—	64,295	64,295
Other comprehensive income, net of tax
Change in derivatives	—	—	—	(257)	—	(257)
Foreign currency translation adjustments	—	—	—	485	—	485
Cash dividends	—	—	—	—	(34,367)	(34,367)
Stock compensation	(27)	(27)	3,724	—	—	3,697
Employee stock buybacks	(17)	(17)	(696)	—	—	(713)
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Net Income	—	—	—	—	108,521	108,521
Impact of adoption of ASC 842	—	—	—	—	212	212
Other comprehensive income, net of tax
Change in derivatives	—	—	—	(257)	—	(257)
Foreign currency translation adjustments	—	—	—	2,827	—	2,827
Cash dividends	—	—	—	—	(68,699)	(68,699)
Stock compensation	437	437	7,149	—	—	7,586
Employee stock buybacks	(259)	(259)	(9,575)	—	—	(9,834)
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$108,521	$114,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,815	33,282
Provision for deferred income taxes	4,763	4,508
Provision for bad debts	4,925	4,190
Stock - based compensation expense	7,586	6,370
Other, net	(900)	(1,535)
Changes in operating assets and liabilities	(24,767)	(30,373)
Net cash provided by operating activities	136,943	130,509
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(410,067)	(54,619)
Purchases of equipment and property	(13,436)	(14,246)
Proceeds from sales of franchises	486	228
Other	1,097	425
Net cash used in investing activities	(421,920)	(68,212)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,834)	(9,338)
Dividends paid	(68,699)	(61,142)
Repayments of long-term debt	(20,125)	—
Borrowings under Term Loan	250,000	—
Borrowings under Revolving Commitment	118,000	—
Net cash used in financing activities	269,342	(70,480)
Effect of exchange rate changes on cash	(1,384)	(10,982)
Net increase/(decrease) in cash and cash equivalents	(17,019)	(19,165)
Cash and cash equivalents at beginning of period	115,485	107,050
Cash and cash equivalents at end of period	$98,466	$87,885
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	24,322	—

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim condensed consolidated financial statements for the termite accrual, which includes future costs including termiticide life expectancy and government regulations, the insurance accrual, which includes self-insurance and worker's compensation, inventory adjustments, discounts and volume incentives earned, among others.

In the opinion of management, all adjustments necessary for a fair presentation of the Company's financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month  periods ended June 30, 2019 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company's results of operations and its financial condition are not reliant upon any single customer, a few customers, or the Company's foreign operations.

Derivative Instruments and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

ROLLINS, INC. AND SUBSIDIARIES

In accordance with the FASB's fair value measurement guidance [in ASU 2011-04], the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

The Company adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). The Company adopted ASU 2018-02 effective January 1, 2019 and elected not to recognize a cumulative-effect adjustment.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This ASU was adopted by the Company in 2019. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

Recently issued accounting standards  to be adopted in 2020  or later

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The standard in this update is effective for the Company's financial statements issued for fiscal years beginning in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 3.             REVENUE

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$485,170	$443,782	$879,170	$819,741
Other countries	38,787	36,679	73,856	69,462
Total Revenues	$523,957	$480,461	$953,026	$889,203

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Residential revenue	$224,682	$202,183	$397,190	$366,558
Commercial revenue	191,456	177,726	361,127	339,932
Termite completions, bait monitoring, & renewals	102,352	93,761	182,601	170,368
Franchise revenues	3,442	4,836	6,703	7,244
Other revenues	2,025	1,955	5,405	5,101
Total Revenues	$523,957	$480,461	$953,026	$889,203

NOTE 4.             EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and diluted earnings per share
Common stock	$0.20	$0.20	$0.33	$0.35
Restricted shares of common stock	$0.18	$0.20	$0.30	$0.37

NOTE 5.             CONTINGENCIES

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries' services caused damage.  In addition, the Company defends employment related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 6.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their respective fair values. The Company entered into a new Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five year durations commencing on April 29, 2019. In addition, the agreement has provisions to extend the duration beyond the Revolving Commitment Termination date as well optional prepayments rights to at any time and from time to time prepay any borrowing, in whole or in part, without premium or penalty. As of June 30, 2019, the Revolving Commitment had outstanding borrowings of $101.0 million and the Term Loan had outstanding borrowings of $246.9 million. As of December 31, 2018, there were no outstanding borrowings. In order to comply with applicable debt covenants, the Company will maintain at all times a Leverage Ratio of not greater than 3.00:1.00. The Leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2019. The credit agreement is included as Exhibit 10.1.

At June 30, the Company had a $26.9 million of earnout liability with the former owners of acquired companies. The earnouts were discounted on the Company's books using the Monte-Carlo simulation valuation model at $26.9 million of level 3 liabilities.

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at June 30,		at June 30,		at June 30,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Liabilities
Acquisition earnouts	$—	$—	$—	$—	$26,918	$21,489	$26,918	$21,489

Level 3 Rollforward The table below presents a summary of the changes in fair value for level 3 assets and liabilities.

The table below disaggregates, by product type, the information for assets and liabilities included in the summary table above.

	Six Months Ended
	June 30, 2019
(in thousands)	2019	2018
Acquisition earnouts booked using the Monte-Carlo Simulation Model
Beginning balance	$14,339	$17,959
New acquisition earnouts	12,700	3,025
Adjustments and Accrued Interest	1,355	701
Earnout payments	(1,476)	(196)
Ending balance	$26,918	$21,489

NOTE 7.             UNEARNED REVENUE

Changes in unearned revenue were as follows:

For the period ended	June 30,	December 31	June 30,
(in thousands)	2019	2018	2018
Balance at beginning of year	$127,075	$117,614	$117,614
Deferral of unearned revenue	100,188	166,053	95,948
Recognition of unearned revenue	(80,496)	(156,592)	(78,290)
Balance at end of period	$146,767	$127,075	$135,272

Deferred revenue recognized in the three and six months ended June 30, 2019 and 2018 were $40.5 million and $39.5 million, respectively and $80.5 million and $78.3  million, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be invoiced and recognized in future periods. The Company has no material contracted not recognized revenue as of June 30, 2019 or December 31, 2018.

At June 30, 2019 and December 31, 2018, the Company had long-term unearned revenue of $13.1 million  and $10.2 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

NOTE 8.             LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of June 30, 2019 and December 31, 2018, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company's sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and nonlease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

ROLLINS, INC. AND SUBSIDIARIES

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands)
Lease Classification	Financial Statement Classification	Six Months Ended June 30, 2019
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$71
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	19,115
Total lease expense		$19,186

Other Information
Weighted-average remaining lease term - operating leases		4.08
Weighted-average discount rate - operating leases		3.94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		18,865

Lease Commitments

Future minimum lease payments at June 30, 2019 were as follows:

(in thousands)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$35,805
2020	61,245
2021	45,685
2022	27,575
2023	14,278
2024	9,031
Thereafter	14,965
Total future minimum lease payments	208,584
Less: Amount representing interest	17,016
Total future minimum lease payments, net of interest	$191,568

Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $99.9 million for building leases and $108.7 million for vehicle leases. As of June 30, 2019, the Company had no additional future obligations for leases that had not yet commenced.

Future commitments under operating leases as of December 31, 2018 are as summarized:

(in thousands)	Operating Leases
2019	$28,751
2020	18,024
2021	14,463
2022	11,142
2023	8,998
Thereafter	16,234
Total future minimum lease payments, net of interest	$97,612

Future commitments presented in the table above exclude lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.             STOCKHOLDERS' EQUITY

During the six months ended June 30, 2019, the Company paid $68.7 million  or $0.21 per share in cash dividends compared to $61.1 million or $0.19 per share during the same period in 2018.

During the second quarter ended June 30, 2019 and during the same period in 2018 the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of taxes on restricted shares that have vested. The Company repurchased $0.7 million and $0.1 million for the quarter ended June 30, 2019 and 2018, respectively and $9.8 million and $9.3 million of common stock during the six month period ended June 30, 2019 and 2018, respectively.

As more fully discussed in Note 17  of the Company's notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company's Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At June 30, 2019, approximately 5.5 million shares of the Company's common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Time lapse restricted stock:
Pre-tax compensation expense	$3,697	$3,277	$7,586	$6,370
Tax benefit	(963)	(717)	(1,784)	(1,503)
Restricted stock expense, net of tax	$2,734	$2,560	$5,802	$4,867

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2019:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2018	2,724	$21.08
Forfeited	(48)	22.45
Vested	(782)	15.63
Granted	485	38.40
Unvested Restricted Stock at March 31, 2019	2,379	$25.93

At June 30, 2019 and December 31, 2018, the Company had $49.2 million  and $39.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.5 years and 4.3 years, respectively.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.             PENSION AND POST RETIREMENT BENEFIT PLAN

The following table represents the net periodic pension benefit costs and related components in accordance with FASB ASC 715 “Compensation Retirement Benefits”:

Components of Net Pension Benefit Loss/(Gain)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2018	2017
Interest and service cost	$1,762	$1,995	$3,524	$3,990
Expected return on plan assets	(2,640)	(3,443)	(5,280)	(6,886)
Amortization of net loss	878	826	1,756	1,652
Net periodic loss/(benefit)	$—	$(622)	$—	$(1,244)

During the six months ended June 30, 2019 and the same period in 2018 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2018. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2019.

The Company has initiated the process to transition its Pension Plan to an insurance provider. The process should be completed by the end of September 30, 2019.  The Company's Pension Plan is currently more than 100% funded.

NOTE 11.             BUSINESS COMBINATIONS

The Company made fourteen  acquisitions during the six month period ended June 30, 2019, and 38 acquisitions for the year ended December 31, 2018, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

Acquisition of Clark Pest Control:

On April 30, 2019, the Company announced it had acquired Clark Pest Control of Stockton, Inc., “Clark Pest Control” located in Lodi, CA. Clark Pest Control is a leading pest management company in California and the nation's 8th largest pest management company according to PCT 100 rankings.

Clark Pest Control has a customer base of approximately 145,000 customers, which are served from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. This acquisition will broaden Rollins' market share considerably. The Company's consolidated statements of income include the results of operations of Clark Pest Control for the period beginning April 30, 2019 through June 30, 2019.

The Company engaged an independent valuation firm to determine the allocation of the purchase price to Goodwill and identifiable Intangible assets. The preliminary valuation resulted in the allocation of $191.9 million to goodwill, $112.7 million to customer contracts, and $49.8 million to other intangible assets, principally tradenames. The Company is in the process of analyzing the estimated values of assets and liabilities acquired, evaluating third-party valuations of certain tangible and intangible assets and finalizing its operating plans and, thus, the allocation of the purchase price is subject to material revision in its future financial statements. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 5 to 10 years on a straight-lined basis.

ROLLINS, INC. AND SUBSIDIARIES

The preliminary fair values of Clark Pest Control's assets and liabilities, at the date of acquisition, were as follows:

at April 30
(dollars in thousands)	2019
Assets and liabilities:
Trade accounts receivables	$6,974
Materials and supplies	900
Other current assets	5,367
Equipment and property, net	65,535
Goodwill	191,853
Customer contracts	112,700
Trademarks & tradenames	49,300
Non-compete agreements	500
Accounts payable	(1,929)
Accrued compensation and related liabilities	(5,678)
Unearned revenues	(879)
Contingent Consideration, short-term	(6,777)
Other current liabilities	(5,452)
Accrued insurance, less current portion	(1,870)
Other long-term accrued liabilities	(9,352)
Contingent Consideration, long-term	(5,923)
$395,269

The unaudited pro forma financial information presented below gives effect to the Clark Pest Control acquisition as if it had occurred as of the beginning of our fiscal year 2018. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition actually had occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Customer services	$535,993	$515,454	$997,829	$957,373
COSTS AND EXPENSES	449,706	421,442	854,953	800,692
INCOME BEFORE INCOME TAXES	86,287	94,012	142,876	156,681
PROVISION FOR INCOME TAXES	22,489	25,683	34,458	37,032
NET INCOME	$63,798	$68,329	$108,418	$119,649
NET INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.21	$0.33	$0.37
DIVIDENDS PAID PER SHARE	$0.11	$0.09	$0.21	$0.19
Weighted average participating shares outstanding - basic and diluted	327,506	327,282	327,506	327,263

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration for all 14 acquisitions as follows (in thousands):

June 30, 2019
Accounts receivable, net	$7,496
Materials & supplies	1,213
Equipment and property	67,048
Goodwill	194,562
Customer contracts and other intangible assets	173,450
Current liabilities	(13,470)
Other assets and liabilities, net	(7,532)
Total cash purchase price	$422,767
Less: Contingent consideration liability	(12,700)
Total cash purchase price	$410,067

ROLLINS, INC. AND SUBSIDIARIES

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $563.1  million and $368.5 million at June 30, 2019 and December 31, 2018, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $55.2 million  at June 30, 2019 and $54.9 million at December 31, 2018.

The Company completed its most recent annual impairment analysis as of September 30, 2018. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $283.3 million and $178.1 million at June 30, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames was $103.0 million and $54.1 million at June 30, 2019, and December 31, 2018, respectively. The carrying amount of other intangible assets was $11.2 million and $11.0 million at June 30, 2019 and December 31, 2018, respectively. The carrying amount of customer contracts in foreign countries was $35.1 million and $37.1 million at June 30, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.5 million and $3.7 million at June 30, 2019 and December 31, 2018, respectively. The carrying amount of other intangible assets in foreign countries was $1.4 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2019 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$283,309	3-12
Trademarks and tradenames	102,986	N/A-20
Non-compete agreements	4,881	3-20
Patents	1,743	3-15
Other assets	2,377	10
Internet domains	2,227	N/A
Total customer contracts and other intangible assets	$397,523

NOTE 12.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. To manage this risk, the Company enters into derivative financial instruments from time to time. Certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company's cash receipts and payments in terms of the Company's functional currency. The Company enters into derivative financial instruments from time to time to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable  amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2019, such derivatives were used to hedge the cash flows associated with existing unsecured variable rate debt.

ROLLINS, INC. AND SUBSIDIARIES

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company's accounting policy election. The earnings recognition of excluded components is presented in interest expense/income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company's variable-rate debt/assets. During 2019, the Company estimates that an additional $0.4 million will be reclassified as a(n) increase to interest expense in the next 12 months.

As of June 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Floors	1	$100,000

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income as of June 30, 2019 and June 30 2018.

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

Derivatives in Subtopic	Amount of Gain or (Loss)		Amount of Gain or (Loss)
815-20 Hedging	Recognized in		Reclassified from Accumulated OCI
Relationships	OCI on Derivative		into Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest Rate Products	$257	$—	$257	$—
Total	$257	$—	$257	$—

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $0.1 million for the quarter ended June 30, 2019 and a net gain of $0.2 million for the same quarter in the prior year and were equal to a net loss of $0.2 million for the first six months ended June 30, 2019 and a net gain of $0.3 million for the same period in the prior year. As of June 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	1	$100	$71
Sell CAD/Buy USD Fwd Contract	3	$2,500	$1,869
Total	4		$1,940

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2019 and December 31, 2018 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivatives Asset		Derivative Liabilities
		Fair Value as of:
Derivatives Not Designated as Hedging Instruments	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
FX Forward Contracts
Balance Sheet Location	Other Assets	Other Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$—	$18	$—	$(1)
Sell CAD/Buy USD Fwd Contract	8	121	(91)	(4)
Total	$8	$139	$(91)	$(5)

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated

as Hedging Instruments for the Three and Six Months Ended June 30, 2019 and 2018

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
Derivatives Designated	Location of Gain or (Loss)	Recognized in Income		Recognized in Income
as Hedging Instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Swap	Other inc/(exp)	$1	$—	$1	$—
Total		$1	$—	$1	$—

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
Derivatives Not Designated	Location of Gain or (Loss)	Recognized in Income		Recognized in Income
as Hedging Instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Sell AUD/Buy USD Fwd Contract	Other inc/(exp)	$4	$27	$—	$38
Sell CAD/Buy USD Fwd Contract	Other inc/(exp)	(71)	123	(157)	259
Total		$(67)	$150	$(157)	$297

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at June 30, 2019 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at June 30,		at June 30,		at June 30,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Assets
Derivative Financial Instruments	$—	$—	$8	$122	$—	$—	$8	$122
Liabilities
Derivative Financial Instruments	$—	$—	$(91)	$(10)	$—	$—	$(91)	$(10)

ROLLINS, INC. AND SUBSIDIARIES

As of June 30, 2019, the fair value of derivatives in a net liability position was nine thousand dollars inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of nine thousand dollars.

NOTE 13.              DEBT

The Company's financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their respective fair values. The Company entered into a new Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five year durations commencing on April 29, 2019. In addition, the agreement has provisions to extend the duration beyond the Revolving Commitment Termination date as well optional prepayments rights to at any time and from time to time prepay any borrowing, in whole or in part, without premium or penalty. As of June 30, 2019, the Revolving Commitment had outstanding borrowings of $101.0 million and the Term Loan had outstanding borrowings of $246.9 million. As of December 31, 2018, there were no outstanding borrowings. In order to comply with applicable debt covenants, the Company will maintain at all times a Leverage Ratio of not greater than 3.00:1.00. The Leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2019. The credit agreement is included as Exhibit 10.1.

NOTE 14.             SUBSEQUENT EVENTS

On July 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable September 10, 2019  to stockholders of record at the close of business August 9, 2019.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 23, 2019, the Company reported second quarter revenues of $524.0 million, an increase of 9.1% over the prior year's second quarter revenue of $480.5 million. Rollins' net income decreased 1.9% to $64.3 million or $0.20 per diluted share for the second quarter ended June 30, 2019, compared with $65.5 million or $0.20 per diluted share for the same period in 2018.

Rollins revenues rose 7.2% to $953.0 million for the first six months of 2019 compared to $889.2 million for the prior year. Net income decreased 4.9% to $108.5 million or $0.33 per diluted share for the first six months of 2019 compared to $114.1 million or $0.35 per diluted share in 2018.

On April 30, 2019, the Company announced that it had completed the purchase of Clark Pest Control of Stockton, Inc. Clark is a family owned company established by Charlie Clark in 1950 and is headquartered in Lodi, CA. It is the leading pest management company in California and the nation's 8th largest pest management company according to PCT 100 rankings. Additionally included in this acquisition are real estate properties and Geotech Supply. Currently, the company operates in 26 locations and offers both residential and commercial pest control throughout California and northwestern Nevada. Clark's Robert Baker will stay on to run day to day operations in California.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Revenue

Revenues for the second quarter ended June 30, 2019 increased $43.5 million or 9.1% to $524.0 million compared to $480.5 million for the second quarter ended June 30, 2018.  Growth occurred across all service lines. Approximately 5.5 percentage points of the 9.1% increase in revenues came from acquisitions while growth in customers and pricing made up the remaining 3.6 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the second quarter ended June 30, 2019, commercial pest control revenue approximated 37% of the Company's revenues, residential pest control approximated 43% of the Company's revenues, and termite and ancillary service revenue approximated 20% of the Company's revenues. Comparing the second quarter of 2019 to second quarter 2018, the Company's commercial pest control revenue increased 7.7%, residential pest control revenue grew 11.1%, and termite and ancillary services revenue grew 9.2%. Foreign operations accounted for approximately 7% and 8% of total revenues during the second quarters of 2019 and 2018, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company's pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company's revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2019	2018	2017
First Quarter	$429,069	$408,742	$375,247
Second Quarter	523,957	480,461	433,555
Third Quarter	—	487,739	450,442
Fourth Quarter	—	444,623	414,713
Year ended December 31,	$953,026	$1,821,565	$1,673,957

Revenues are also impacted by the Company's acquisitions.  For the second quarters ended June 30, 2019, 2018, and 2017, acquisitions increased revenues by $26.2 million, $23.4 million, and $2.5 million, respectively. For the six months ended June 30, 2019, 2018, and 2017, acquisitions increased revenues by $30.6 million, $39.5 million, and $6.0 million, respectively. The chart above does not highlight any one acquisition.

Cost of Services Provided

Cost of Services provided for the second quarter ended June 30, 2019 increased $22.6 million or 9.8% to $253.3 million, compared to $230.8 million for the prior year quarter. Gross Margin for the quarter was 51.7%, down 0.3 percentage points from 52.0% prior years' quarter. The quarter experienced increases in most expenses due to acquisitions as well as in administrative salaries due to amortization of the employee special restricted share grants to long-term employees from the prior year and increased salaries. Service salaries, materials and supplies and fleet increased with production for the period.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter ended June 30, 2019 increased $3.8 million to $20.1 million, an increase of 23.0%. Depreciation increased $1.5 million due to acquisitions and equipment purchases while amortization of intangible assets increased $2.2 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2019 increased $18.5 million or 12.9%, to $161.9 million or 30.9% of revenues, up 1.1 percentage points from $143.4 million or 29.8% of revenues for the second quarter ended June 30, 2018.  The Company experienced increases in most expenses due to acquisitions as well as increases in amortization of restricted shares from the 2018 special grant to long-tenured employees, increases in 401k expenses, acquisition expenses and maintenance and repairs contract expenses.

Income Taxes

The effective tax rate was 26.1% for the second quarter ended June 30, 2019 and 27.3% for the second quarter ended June 30, 2018.  The decrease to the effective tax rate for second quarter ended June 30, 2019 was primarily due to an increase to certain beneficial tax adjustments.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Revenue

Revenues for the six months ended June 30, 2019 increased $63.8 million or 7.2% to $953.0 million compared to $889.2 million for the six months ended June 30, 2018.  Growth occurred across all service lines. Approximately 3.5 percentage points of the 7.2% increase in revenues came from acquisitions while growth in customers and pricing made up the remaining 3.7 percentage points.

During the six months ended June 30, 2019, commercial pest control revenue approximated 38% of the Company's revenues, residential pest control approximated 42% of the Company's revenues, and termite and ancillary service revenue approximated 19% of the Company's revenues. Comparing the first six months of 2019 to first six months 2018, the Company's commercial pest control revenue increased 6.2%, residential pest control revenue grew 8.4%, and termite and ancillary services revenue grew 7.2%. Foreign operations accounted for approximately 7% and 8% of total revenues during the first six months of 2019 and 2018, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Cost of Services Provided

Cost of Services provided for the six months ended June 30, 2019 increased $33.7 million or 7.7% to $470.6 million, compared to $436.9 million for the six months ended June 30, 2018. Gross Margin for the first six months of 2019 was 50.6%, down 0.3 percentage points from 50.9% prior year. The first six months of 2019 experienced increases in most expenses due to acquisitions as well as in administrative salaries due to amortization of the employee special restricted share grants to long-term employees from the prior year and increased salaries. Service salaries, materials and supplies and fleet increased with production for the period.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended June 30, 2019 increased $3.5 million to $36.8 million, an increase of 10.6%. Depreciation increased $1.9 million due to acquisitions and equipment purchases while amortization of intangible assets increased $1.6 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the first six months ended June 30, 2019 increased $31.6 million or 11.7%, to $301.4 million or 31.6% of revenues, up 1.3 percentage points from $269.9 million or 30.3% of revenues for the six months ended June 30, 2018.  The Company experienced increases in most expenses due to acquisitions as well as increases in amortization of restricted shares from the 2018 special grant to long-tenured employees, increases in 401k expenses, acquisition expenses and maintenance and repairs contract expenses.

Income Taxes

The effective tax rate was 24.1% for the six months ended June 30, 2019 and 23.6% for the six months ended June 30, 2018.  The increase to the effective tax rate for six months ended June 30, 2019 was primarily due to an increase to certain non-deductible expenses and inclusion of new tax provisions enacted under the Tax Cuts and Jobs Act of 2017 (the Tax Act).

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million credit facility and $250.0 million Term Loan agreement will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company's operating activities generated net cash of $136.9 million and $130.5 million for the six months ended June 30, 2019, and 2018, respectively. During the six months ended June 30, 2019 and the same period in 2018, the Company made no contribution to its defined benefit retirement plans. The Company is adequately funded on its Plans and is not expecting to make further contributions in 2019. The Company has initiated the process to transition its Pension Plan to an insurance provider.  The transition should be complete by September 30, 2019.  The Company's Pension Plan is currently more than 100% funded.

The Company invested approximately $13.4 million in capital expenditures, exclusive of expenditures for business acquisitions, during the six months ended June 30, 2019, compared to $14.2 million during the same period in 2018, and expects to invest approximately $10.0 million for the remainder of 2019. Capital expenditures for the first six months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the six months ended June 30, 2019, the Company made expenditures for acquisitions totaling $410.1 million, compared to $54.6 million during the same period in 2018. A total of $68.7 million was paid in cash dividends ($0.21 per share), compared to $61.1 million or ($0.19 per share) during the same period in 2018. On July 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share payable September 10, 2019 to stockholders of record at the close of business August 9, 2019 to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first six months of 2019 and during the same period in 2018. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company's common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company's strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.8 million and $9.3 million of common stock for the first six months ended June 30, 2019 and 2018, respectively, from employees for the payment of taxes on vesting restricted shares. The Company borrowed $250.0 million under the Term Loan and borrowed $118.0 million under the Revolving Commitment. The Company repaid $20.1 million. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company's balance sheet as of June 30, 2019 and December 31, 2018 includes short-term unearned revenues of $133.7 million and $116.0 million, respectively, representing approximately 7% and 6% of our annual revenue, respectively. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company's $98.5 million of total cash and cash equivalents at June 30, 2019, is held at various banking institutions. Approximately $67.8 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company's international business is expanding and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company's foreign subsidiaries is not a part of the Company's current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

The Company closed the acquisition of Clark Pest Control of Stockton, Inc. located in Lodi, California during the second quarter of 2019 for approximately $400 million. The Company funded the purchase price of the acquisition with a combination of cash on hand, use of its revolving credit agreement for $100 million and a term loan of $250 million tied to LIBOR.  The Company plans to repay these loans within two years of the acquisition.

Litigation

In the normal course of business, certain of the Company's subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries' services caused damage.  In addition, the Company defends employment related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Management does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2018, other than ASC 842.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements on the Company's financial statements; statements regarding management's expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company's financial position, results of operation and liquidity; the Company's reasonable certainty that it will exercise the renewal options on its vehicle leases; the Company's expectation that it will repay the loans related to the Clark Pest Control acquisition within two years of closing; the Company's belief that the exposure of certain of its foreign operations expose it to foreign interest and exchange rate fluctuations that may impact the value of the Company's cash receipts payments in terms of the Company's functional currency; the Company's belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million Revolving Commitment and $250.0 million Term Loan agreement will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; our expectation that the Company will continue to pay cash dividends to common stockholders, subject to earnings and financial condition of the Company; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash is not a part of the Company's current business plan; the expectation of no defined benefit retirement plan contributions for the remainder of 2019; the Company's ability to complete the transition of the pension plan to the insurance provider, including the ability to meet the proposed timeline by September 30, 2019; the Company's expectation that it will invest $22.0 million in capital expenditure for the remainder of 2019; the Company's expectation to maintain compliance with debt covenants and the Company's belief that foreign exchange rate risk will not have a material effect on the Company's results of operations going forward; the Company's belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and the Company's estimation regarding the reclassification of accumulated other comprehensive income related to derivatives. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company's termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company's ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company's Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The Company does not undertake to update its forward-looking statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through its Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $250.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 12 to Part I, Item 1 for a discussion of the Company's investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates.  The Company believes that this foreign exchange rate risk will not have a material impact upon the Company's results of operations going forward. There have been no material changes to the Company's market risk exposure since the end of fiscal year 2018.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019  (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management's quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2019, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.             Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.          Risk Factors

See the Company's risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2019 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
April 1 to 30, 2019	16,973	$41.99	—	7,610,416
May 1 to 31, 2019	—	—	—	7,610,416
June 1 to 30, 2019	—	—	—	7,610,416
Total	16,973	$41.99	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: April 2019: 16,973; May 2019: 0; and June 2019: 0.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company's common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

(G) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 23, 2019, incorporated herein by reference to Exhibit 3(i)(G) filed with the Registrant’s 10-Q filed on April 26, 2019.

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to exhibit 3(ii) as filed with its Form 10-Q for the quarter ended March 31, 2017.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(10.1)	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, SunTrust Bank and Bank of America, N.A.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

		+	Portions of this exhibit (indicated by asterisks) have been omitted.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 26, 2019	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
25