Form 10-Q
period 2019-09-30
ROLLINS INC
filed 2019-10-25
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ROL	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Rollins, Inc. had 327,441,726  shares of its $1 par value Common Stock outstanding as of October 16, 2019.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

(in thousands except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$104,362	$115,485
Trade receivables, net of allowance for doubtful accounts of $15,736 and $13,080, respectively	132,065	104,016
Financed receivables, short-term, net of allowance for doubtful accounts of $1,726 and $1,691, respectively	23,821	18,454
Materials and supplies	17,500	15,788
Other current assets	46,440	32,278
Total current assets	324,188	286,021
Equipment and property, net	197,549	136,885
Goodwill	570,759	368,481
Customer contracts, net	283,830	178,075
Trademarks & tradenames, net	102,657	54,140
Other intangible assets, net	11,008	11,043
Operating lease, right-of-use assets	196,854	—
Financed receivables, long-term, net of allowance for doubtful accounts of $1,342 and $1,416 respectively	30,750	28,227
Benefit plan assets	25,949	—
Prepaid pension	—	5,274
Deferred income taxes	—	6,915
Other assets	21,249	19,063
Total assets	$1,764,793	$1,094,124
LIABILITIES
Accounts payable	$32,932	$27,168
Accrued insurance	29,817	27,709
Accrued compensation and related liabilities	78,699	77,741
Unearned revenues	132,915	116,005
Operating lease liabilities - current	63,952	—
Current portion of long-term debt	12,500	—
Other current liabilities	60,065	50,406
Total current liabilities	410,880	299,029
Accrued insurance, less current portion	34,157	33,867
Operating lease liabilities, less current portion	133,703	—
Long-term debt	313,500	—
Deferred income tax liability	7,971	—
Long-term accrued liabilities	57,685	49,320
Total liabilities	957,896	382,216
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 and 375,000,000 shares authorized, 327,441,726 and 327,308,079 shares issued and outstanding, respectively	327,442	327,308
Paid in capital	86,208	85,386
Accumulated other comprehensive loss	(26,746)	(71,078)
Retained earnings	419,993	370,292
Total stockholders' equity	806,897	711,908
Total liabilities and stockholders' equity	$1,764,793	$1,094,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Customer services	$556,466	$487,739	$1,509,492	$1,376,942
COSTS AND EXPENSES
Cost of services provided	268,718	236,287	739,309	673,202
Depreciation and amortization	21,690	16,867	58,505	50,149
Pension settlement loss	49,898	—	49,898	—
Sales, general and administrative	167,168	145,072	468,584	414,938
Gain on sale of assets, net	27	(314)	(406)	(678)
Interest expense, net	2,826	(63)	4,451	70
INCOME BEFORE INCOME TAXES	46,139	89,890	189,151	239,261
PROVISION FOR INCOME TAXES	2,078	23,262	36,569	58,566
NET INCOME	$44,061	$66,628	$152,582	$180,695
NET INCOME PER SHARE - BASIC AND DILUTED	$0.13	$0.20	$0.47	$0.55
DIVIDENDS PAID PER SHARE	$0.11	$0.09	$0.32	$0.28
Weighted average participating shares outstanding - basic and diluted	327,459	327,321	327,490	327,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$44,061	$66,628	$152,582	$180,695
Other comprehensive earnings (loss)
Pension settlement	45,990	—	45,990	—
Change in derivative values	(118)	—	(375)	—
Foreign currency translation adjustments	(4,110)	(611)	(1,283)	(8,681)
Other comprehensive earnings (loss)	41,762	(611)	44,332	(8,681)
Comprehensive earnings	$85,823	$66,017	$196,914	$172,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands) (unaudited)

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2018	327,326	$327,326	$78,212	$(54,026)	$344,299	$695,811
Net Income	—	—	—	—	66,628	66,628
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(611)	—	(611)
Cash dividends	—	—	—	—	(30,535)	(30,535)
Stock compensation	(4)	(4)	3,662	—	2	3,660
Employee stock buybacks	(4)	(4)	(192)	—	1	(195)
Balance at September 30, 2018	327,318	$327,318	$81,682	$(54,637)	$380,395	$734,758

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2017	326,988	$326,988	$81,405	$(45,956)	$291,487	$653,924
Net Income	—	—	—	—	180,695	180,695
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(8,681)	—	(8,681)
Cash dividends	—	—	—	—	(91,677)	(91,677)
Stock compensation	613	613	9,621	—	(204)	10,030
Employee stock buybacks	(283)	(283)	(9,344)	—	94	(9,533)
Balance at September 30, 2018	327,318	$327,318	$81,682	$(54,637)	$380,395	$734,758

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264
Net Income	—	—	—	—	44,061	44,061
Other comprehensive income, net of tax
Pension settlement	—	—	—	45,990	—	45,990
Change in derivatives	—	—	—	(118)	—	(118)
Foreign currency translation adjustments	—	—	—	(4,110)	—	(4,110)
Cash dividends	—	—	—	—	(34,394)	(34,394)
Stock compensation	(42)	(42)	3,347	—	—	3,305
Employee stock buybacks	(2)	(2)	(99)	—	—	(101)
Balance at September 30, 2019	327,442	$327,442	$86,208	$(26,746)	$419,993	$806,897

	Common Stock		Paid-in-capital	Accumulated Other Comprehensive income/ (loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Net Income	—	—	—	—	152,582	152,582
Impact of adoption of ASC 842	—	—	—	—	212	212
Other comprehensive income, net of tax
Pension settlement	—	—	—	45,990	—	45,990
Change in derivatives	—	—	—	(375)	—	(375)
Foreign currency translation adjustments	—	—	—	(1,283)	—	(1,283)
Cash dividends	—	—	—	—	(103,093)	(103,093)
Stock compensation	395	395	10,496	—	—	10,891
Employee stock buybacks	(261)	(261)	(9,674)	—	—	(9,935)
Balance at September 30, 2019	327,442	$327,442	$86,208	$(26,746)	$419,993	$806,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$152,582	$180,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,505	50,149
Provision for deferred income taxes	(6,972)	4,604
Provision for bad debts	10,216	9,509
Stock-based compensation expense	10,891	10,030
Other, net	(951)	(1,920)
Benefit settlement	25,949	—
Changes in operating assets and liabilities	(19,902)	(39,793)
Net cash provided by operating activities	230,318	213,274
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(431,249)	(71,785)
Purchases of equipment and property	(18,701)	(19,645)
Proceeds from sales of franchises	612	343
Other	1,370	1,002
Net cash used in investing activities	(447,968)	(90,085)
FINANCING ACTIVITIES
Cash paid for common stock purchased	(9,935)	(9,533)
Dividends paid	(103,093)	(91,677)
Repayment of Term Loan	(27,000)	—
Repayment of Revolving Commitment	(45,000)	—
Borrowings under Term Loan	250,000	—
Borrowings under Revolving Commitment	148,000	—
Net cash provided by/(used in) financing activities	212,972	(101,210)
Effect of exchange rate changes on cash	(6,445)	(10,377)
Net increase/(decrease) in cash and cash equivalents	(11,123)	11,602
Cash and cash equivalents at beginning of period	115,485	107,050
Cash and cash equivalents at end of period	$104,362	$118,652
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$23,415	—

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company's financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month  periods ended September 30, 2019 are not necessarily indicative of results for the entire year.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB's fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

ROLLINS, INC. AND SUBSIDIARIES

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The updated accounting guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2020. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$516,022	$448,910	$1,395,189	$1,268,652
Other countries	40,444	38,829	114,303	108,290
Total Revenues	$556,466	$487,739	$1,509,492	$1,376,942

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Residential revenue	$249,227	$211,906	$646,420	$578,464
Commercial revenue	204,595	187,378	565,720	527,311
Termite completions, bait monitoring, & renewals	96,145	83,297	278,746	253,665
Franchise revenues	3,433	3,105	10,136	10,349
Other revenues	3,066	2,053	8,470	7,153
Total Revenues	$556,466	$487,739	$1,509,492	$1,376,942

NOTE 4.             EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share
Common stock	$0.13	$0.20	$0.47	$0.55
Restricted shares of common stock	$0.14	$0.20	$0.43	$0.56

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

At September 30, the Company had $21.0 million of earnout liability with the former owners of acquired companies. The earnouts were discounted on the Company's books at $21.0 million and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for level 3 assets and liabilities.

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at September 30,		at September 30,		at September 30,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Liabilities
Acquisition earnouts	$—	$—	$—	$—	$21,030	$15,640	$21,030	$15,640

The table below shows the rollforward activity for the level 3 liabilities in the summary table above.

	Nine Months Ended
	September 30, 2019
(in thousands)	2019	2018
Acquisition earnouts:
Beginning balance	$14,339	$17,959
New acquisition earnouts	12,700	3,025
Adjustments and Accrued Interest	2,121	685
Earnout payments	(8,130)	(6,029)
Ending balance	$21,030	$15,640

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.             UNEARNED REVENUE

Changes in unearned revenue were as follows:

For the period ended	September 30,	December 31	September 30,
(in thousands)	2019	2018	2018
Balance at beginning of year	$127,075	$117,614	$117,614
Deferral of unearned revenue	141,867	166,053	134,527
Recognition of unearned revenue	(122,465)	(156,592)	(117,297)
Balance at end of period	$146,477	$127,075	$134,844

Deferred revenue recognized in the three and nine months ended September 30, 2019 and 2018 were $42.0 million and $39.0 million, respectively and $122.5 million and $117.3  million, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be invoiced and recognized in future periods. The Company has no material contracted not recognized revenue as of September 30, 2019 or December 31, 2018.

At September 30, 2019 and December 31, 2018, the Company had long-term unearned revenue of $13.5 million  and $11.1 million, respectively. Unearned short-term revenue is recognized over the next 12 month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

NOTE 8.             LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of September 30, 2019, and December 31, 2018, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company's sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and nonlease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands)
Lease Classification	Financial Statement Classification	Nine Months Ended September 30, 2019
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$135
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	19,361
Total lease expense		$19,496

Other Information
Weighted-average remaining lease term - operating leases		4.00
Weighted-average discount rate - operating leases		3.94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		19,091

ROLLINS, INC. AND SUBSIDIARIES

Lease Commitments

Future minimum lease payments at September 30, 2019 were as follows:

(in thousands)	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$18,791
2020	66,981
2021	51,969
2022	33,688
2023	17,716
2024	9,492
Thereafter	15,257
Total future minimum lease payments	213,894
Less: Amount representing interest	16,239
Total future minimum lease payments, net of interest	$197,655

Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $96.4 million for building leases and $117.5 million for vehicle leases. As of September 30, 2019, the Company had no additional future obligations for leases that had not yet commenced.

Future commitments under operating leases as of December 31, 2018 were as summarized:

(in thousands)	Operating Leases
2019	$28,751
2020	18,024
2021	14,463
2022	11,142
2023	8,998
Thereafter	16,234
Total future minimum lease payments, net of interest	$97,612

Future commitments presented in the table above exclude lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option.

NOTE 9.               DEBT

The Company entered into a new Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five year durations commencing on April 29, 2019. In addition, the agreement has provisions to extend the duration beyond the Revolving Commitment Termination date as well as optional prepayment rights at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty. As of September 30, 2019, the Revolving Commitment had outstanding borrowings of $103.0 million and the Term Loan had outstanding borrowings of $223.0 million. As of December 31, 2018, there were no outstanding borrowings. In order to comply with applicable debt covenants, the Company will maintain at all times a Leverage Ratio of not greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance through 2019.

NOTE 10.             STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2019, the Company paid $103.1 million  or $0.315 per share in cash dividends compared to $91.7 million or $0.28 per share during the same period in 2018.

During the third quarter ended September 30, 2019 and during the same period in 2018 the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of taxes on restricted shares that have vested. The Company repurchased $0.1 million and $0.2 million for the quarter ended September 30, 2019 and 2018, respectively and $9.9 million and $9.5 million of common stock during the nine months period ended September 30, 2019 and 2018, respectively.

As more fully discussed in Note 17  of the Company's notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company's Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At September 30, 2019, approximately 5.5 million shares of the Company's common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Time lapse restricted stock:
Pre-tax compensation expense	$3,305	$3,660	$10,891	$10,030
Tax benefit	(982)	(947)	(2,728)	(2,766)
Restricted stock expense, net of tax	$2,323	$2,713	$8,163	$(8,125)

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2019:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2018	2,724	$21.08
Forfeited	(87)	25.01
Vested	(791)	15.84
Granted	484	38.40
Unvested Restricted Stock at September 30, 2019	2,330	$26.32

At September 30, 2019 and December 31, 2018, the Company had $44.7 million  and $39.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.2 years and 4.1 years, respectively.

NOTE 11.             PENSION AND POST RETIREMENT BENEFIT PLAN

During September 2019, the Company settled its fully-funded pension plan through a combination of lump sum payments to participants, payments to the Pension Benefit Guaranty Corporation (PBGC), and the purchase of a group annuity contract. With the completed funding of the plan payout settlements, the Company had approximately $31.8 million of pension assets remaining. The remaining assets were the result of the funded status of the plan, higher take rate of lump sum payment election by participants and optimal pricing of the group annuity contract. The Company has evaluated the ERISA allowable opportunities for utilization of the excess pension assets including funding other employee benefits. The Company used $5.2 million of the $31.8 million to fund its 401(k) match obligation during the quarter ended September 30, 2019, and plans to continue funding future benefit plan obligations, with a possible reversion of any remaining pension assets to the Company per ERISA regulations. The Company recognized a $49.9 million non-cash pension settlement expense from this transition, which is the accounting treatment of the accumulated sum of unrealized losses due to change in actuarial assumptions over the life of the plan. Net of tax, the expense was $26.6 million. As of September 30, 2019, the Company had approximately $25.9 million remaining of benefit plan assets.

Components of Net Pension Benefit Loss/(Gain)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Interest and service cost	$1,175	$1,995	$4,699	$5,985
Expected return on plan assets	(2,285)	(3,443)	(7,565)	(10,329)
Amortization of net loss	1,110	826	2,866	2,478
Pension settlement loss	49,898	—	49,898	—
Net periodic loss	$49,898	$(622)	$49,898	$(1,866)

During the nine months ended September 30, 2019 and the same period in 2018 the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2018.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 12.             BUSINESS COMBINATIONS

The Company made 29 acquisitions during the nine month period ended September 30, 2019, and 38 acquisitions for the year ended December 31, 2018, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

Acquisition of Clark Pest Control:

On April 30, 2019, the Company acquired Clark Pest Control of Stockton, Inc., (“Clark Pest Control”) located in Lodi, CA. Clark Pest Control is a leading pest management company in California and the nation's 8th largest pest management company according to PCT 100 rankings.

Clark Pest Control has a customer base of approximately 145,000 customers, which are served from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. The Company's consolidated statements of income include the results of operations of Clark Pest Control for the period beginning April 30, 2019 through September 30, 2019.

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

The preliminary fair values of Clark Pest Control's assets and liabilities, at the date of acquisition, were as follows:

at April 30
(dollars in thousands)	2019
Assets and liabilities:
Trade accounts receivables	$6,974
Materials and supplies	900
Other current assets	5,367
Equipment and property, net	65,535
Goodwill	191,853
Customer contracts	112,700
Trademarks & tradenames	49,300
Non-compete agreements	500
Accounts payable	(1,929)
Accrued compensation and related liabilities	(5,678)
Unearned revenues	(879)
Contingent Consideration, short-term	(6,777)
Other current liabilities	(5,452)
Other long term liabilities	(9,352)
Accrued insurance, less current portion	(1,870)
Contingent Consideration, long-term	(5,923)
$395,269

ROLLINS, INC. AND SUBSIDIARIES

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Customer services	$593,830	$523,957	$1,615,922	$1,481,329
COSTS AND EXPENSES	548,111	430,970	1,427,851	1,231,662
INCOME BEFORE INCOME TAXES	45,719	92,987	188,071	249,667
PROVISION FOR INCOME TAXES	2,078	23,262	36,569	58,566
NET INCOME	$43,641	$69,725	$151,502	$191,101
NET INCOME PER SHARE - BASIC AND DILUTED	$0.13	$0.21	$0.46	$0.58
DIVIDENDS PAID PER SHARE	$0.11	$0.09	$0.32	$0.28
Weighted average participating shares outstanding - basic and diluted	327,459	327,320	327,490	327,283

The preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30, 2019
Accounts receivable, net	$8,535
Materials & supplies	1,378
Equipment and property	68,704
Goodwill	201,443
Customer contracts and other intangible assets	189,581
Current liabilities	(18,180)
Other assets and liabilities, net	(7,512)
Total purchase price	$443,949
Less: Contingent consideration liability	(12,700)
Total cash purchase price	$431,249

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $570.8  million and $368.5 million at September 30, 2019 and December 31, 2018, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $53.8 million  at September 30, 2019 and $54.9 million at December 31, 2018.

The Company completed its most recent annual impairment analysis as of September 30, 2019. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $283.8 million and $178.1 million at September 30, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames was $102.7 million and $54.1 million at September 30, 2019, and December 31, 2018, respectively. The carrying amount of other intangible assets was $11.0 million at both September 30, 2019 and December 31, 2018. The carrying amount of customer contracts in foreign countries was $33.4 million and $37.1 million at September 30, 2019 and December 31, 2018, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.4 million and $3.7 million at September 30, 2019 and December 31, 2018, respectively. The carrying amount of other intangible assets in foreign countries was $1.3 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2019 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$283,830	3-12
Trademarks and tradenames	102,657	N/A-20
Non-compete agreements	4,877	3-20
Patents	1,613	3-15
Other assets	2,291	10
Internet domains	2,227	N/A
Total customer contracts and other intangible assets	$397,495

NOTE 13.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company's accounting policy election. The earnings recognition of excluded components is presented in interest expense/income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company's variable-rate debt/assets. During 2019, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense in the next 12 months.

ROLLINS, INC. AND SUBSIDIARIES

As of September 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Floors	1	$90,000

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income as of September 30, 2019 and September 30, 2018.

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income:

Derivatives in Subtopic
815-20 Hedging	Amount of Gain or (Loss)
Relationships	Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest Rate Products	$(118)	$—	$(375)	$—
Total	$(118)	$—	$(375)	$—

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

The Company does not currently designate any of these foreign exchange forwards under hedge accounting, but rather reflects the changes in fair value immediately in earnings. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to foreign exchange rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net gain of $144 thousand for the quarter ended September 30, 2019 and a net loss of $72 thousand for the same quarter in the prior year and were equal to a net loss of $12 thousand for the first nine months ended September 30, 2019 and a net gain of $225 thousand for the same period in the prior year. As of September 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	7	$800	$544
Sell CAD/Buy USD Fwd Contract	12	$14,750	$11,161
Total	19		$11,705

ROLLINS, INC. AND SUBSIDIARIES

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2019 and December 31, 2018 (in thousands):

	Tabular Disclosure of Fair Values of Derivative Instruments
	Derivative Assets		Derivative Liabilities
		Fair Value as of:
Derivatives Not Designated as Hedging Instruments	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
FX Forward Contracts			(375)
Balance Sheet Location	Other Current Assets	Other Current Assets	Other Current Liabilities	Other Current Liabilities
Sell AUD/Buy USD Fwd Contract	$3	$18	$(1)	$(1)
Sell CAD/Buy USD Fwd Contract	39	121	(32)	(4)
Total	$42	$139	$(33)	$(5)

The table below presents the effect of the Company’s derivative financial instruments on the income statement as of September 30, 2019 and September 30, 2018 (in thousands):

Effect of Derivative Instruments on the Income Statement for Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Swap	Other inc/(exp)	$77	$—	$78	$—
Total		$77	$—	$78	$—

Effect of Derivative Instruments on the Income Statement for Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Sell AUD/Buy USD Fwd Contract	Other inc/(exp)	$1	$9	$1	$47
Sell CAD/Buy USD Fwd Contract	Other inc/(exp)	66	(81)	(91)	178
Total		$67	$(72)	$(90)	$225

The table below presents the total fair value classification within the fair value hierarchy for the complete portfolio of derivative transactions at September 30, 2019 and September 30, 2018 (in thousands):

	Recurring Fair Value Measurements
	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant Unobservable
	Assets and Liabilities		Observable Inputs		Inputs
	at September 30,		at September 30,		at September 30,		Total Fair Value
	(Level 1)		(Level 2)		(Level 3)		at September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Assets
Derivative Financial Instruments	$—	$—	$42	$32	$—	$—	$42	$32
Liabilities
Derivative Financial Instruments	$—	$—	$(33)	$(41)	$—	$—	$(33)	$(41)

ROLLINS, INC. AND SUBSIDIARIES

As of September 30, 2019, the fair value of derivatives in a net asset position was nine thousand dollars inclusive of counterparty credit risk. As of the balance sheet date, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its instruments under the agreements at their termination value and yielded nine thousand dollars.

NOTE 14.             SUBSEQUENT EVENTS

On October 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share plus a special year-end dividend of $0.05 per share both payable December 10, 2019  to stockholders of record at the close of business November 11, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 23, 2019, the Company reported third quarter revenues of $556.5 million, an increase of 14.1% over the prior year’s third quarter revenue of $487.7 million. Rollins’ net income decreased 33.9% to $44.1 million or $0.13 per diluted share for the third quarter ended September 30, 2019 reflecting the expenses related to the retirement of its pension plan, compared with $66.6 million or $0.20 per diluted share for the same period in 2018.

Rollins revenues rose 9.6% to $1.509 billion for the first nine months of 2019 compared to $1.377 billion for the same period in the prior year. Net income decreased 15.6% to $152.6 million or $0.47 per diluted share for the first nine months of 2019 compared to $180.7 million or $0.55 per diluted share for the first nine months of 2018.

On April 30, 2019, the Company completed the purchase of Clark Pest Control. Clark Pest Control is a family owned company established by Charlie Clark in 1950 and is headquartered in Lodi, CA. It is the leading pest management company in California and the nation’s 8th largest pest management company according to PCT 100 rankings. Additionally included in this acquisition are real estate properties and Geotech Supply, a pest control materials distribution company. Currently, Clark Pest Control operates in 26 locations and offers both residential and commercial pest control throughout California and northwestern Nevada. Clark Pest Control’s President, Robert Baker, has remained on to run day to day operations in California.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

Revenues for the third quarter ended September 30, 2019 increased $68.7 million or 14.1% to $556.5 million compared to $487.7 million for the third quarter ended September 30, 2018.  Growth occurred across all service lines. Approximately 7.7 percentage points of the 14.1% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 6.4 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the third quarter ended September 30, 2019, commercial pest control revenue approximated 37% of the Company’s revenues, residential pest control approximated 45% of the Company’s revenues, and termite and ancillary service revenue approximated 17% of the Company’s revenues. Comparing the third quarter of 2019 to third quarter 2018, the Company’s commercial pest control revenue increased 9.2%, residential pest control revenue grew 17.6%, and termite and ancillary services revenue grew 15.4%. Foreign operations accounted for approximately 7% and 8% of total revenues during the third quarters of 2019 and 2018, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2019	2018	2017
First Quarter	$429,069	$408,742	$375,247
Second Quarter	523,957	480,461	433,555
Third Quarter	556,466	487,739	450,442
Fourth Quarter	—	444,623	414,713
Year ended December 31,	$1,509,492	$1,821,565	$1,673,957

Revenues are also impacted by the Company’s acquisitions.  For the third quarters ended September 30, 2019, 2018, and 2017, acquisitions increased revenues by $37.4 million, $14.2 million, and $10.1 million, respectively.

For the nine months ended September 30, 2019, 2018, and 2017, acquisitions increased revenues by $68.0 million, $55.4 million, and $16.2 million, respectively. The chart above does not highlight any one acquisition.

Cost of Services Provided

Cost of Services provided for the third quarter ended September 30, 2019 increased $32.4 million or 13.7% to $268.7 million, compared to $236.3 million for the third quarter of the prior year. Gross Margin for the third quarter of 2019 was 51.7%, up 0.1 percentage points from 51.6% for the third quarter of 2019. The quarter experienced increases in most expenses due to acquisitions as well as in professional services associated with automation initiatives, credit card fees from increased auto-pay percentages, and increased salaries. Service salaries, materials and supplies and fleet increased with production for the period.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter ended September 30, 2019 increased $4.8 million to $21.7 million, an increase of 28.6% from the same period in the prior year. Depreciation increased $1.7 million due to acquisitions and equipment purchases while amortization of intangible assets increased $3.1 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the third quarter ended September 30, 2019 increased $22.1 million or 15.2%, to $167.2 million or 30.0% of revenues, up 0.3 percentage points from $145.1 million or 29.7% of revenues for the third quarter ended September 30, 2018.  The Company experienced increases in most expenses due to acquisitions as well as increases in sales compensation, enhanced 401(k) participation expenses, professional services and maintenance and repairs contract expenses.

ROLLINS, INC. AND SUBSIDIARIES

Pension Settlement Expense

The Company completed the transfer of $198.3 million of its pension obligations through a full termination of its fully-funded pension plan during the third quarter ended September 30, 2019. Based on participant elections, the pension obligations were distributed through a combination of lump sum payments to participants, the purchase of a group annuity contract, and payments to the Pension Benefit Guaranty Corporation. With the completed funding of the plan payout settlements, the Company had approximately $31.8 million of pension assets remaining. The remaining assets were the result of the funded status of the plan, higher take rate of lump sum payment election by participants and optimal pricing of the group annuity contract. The Company has evaluated the allowable opportunities for utilization of the excess pension assets including funding other employee benefits. The Company used $5.2 million of the $31.8 million to fund its 401(k) match obligation during the quarter ended September 30, 2019, and plans to continue funding future benefit plan obligations, with a possible reversion of any remaining pension assets to the Company per ERISA regulations. The Company recognized a $49.9 million non-cash pension settlement expense from this transition, which is the accounting treatment of the accumulated sum of unrealized losses due to change in actuarial assumptions over the life of the plan. Net of tax, the expense was $26.6 million.

Income Taxes

The effective tax rate was 4.5% for the third quarter ended September 30, 2019 and 25.9% for the third quarter ended September 30, 2018.  The decrease to the effective tax rate for third quarter ended September 30, 2019 was primarily due to the beneficial tax adjustments for the pension settlement.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

Revenues for the nine months ended September 30, 2019 increased $132.6 million or 9.6% to $1.509 billion compared to $1.377 billion for the nine months ended September 30, 2018.  Growth occurred across all service lines. Approximately 4.9 percentage points of the 9.6% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 4.7 percentage points.

During the nine months ended September 30, 2019, commercial pest control revenue approximated 37% of the Company’s revenues, residential pest control approximated 43% of the Company’s revenues, and termite and ancillary service revenue approximated 18% of the Company’s revenues. Comparing the first nine months of 2019 to the first nine months of 2018, the Company’s commercial pest control revenue increased 7.3%, residential pest control revenue grew 11.7%, and termite and ancillary services revenue grew 9.9%. Foreign operations accounted for approximately 8% of total revenues during the first nine months of both 2019 and 2018.

Cost of Services Provided

Cost of Services provided for the nine months ended September 30, 2019 increased $66.1 million or 9.8% to $739.3 million, compared to $637.2 million for the nine months ended September 30, 2018. Gross Margin for the first nine months of 2019 was 51.0%, down 0.1 percentage points from 51.1% prior year. During the first nine months of 2019 the Company experienced increases in most expenses due to acquisitions as well as in administrative salaries due to amortization of restricted shares from the 2018 special grant to long-term employees and increased salaries. Service salaries, materials and supplies and fleet increased with production for the period.

Depreciation and Amortization

Depreciation and Amortization expenses for the nine months ended September 30, 2019 increased $8.4 million to $58.5 million, an increase of 16.7%. Depreciation increased $3.6 million due to acquisitions and equipment purchases while amortization of intangible assets increased $4.8 million due to the amortization of customer contracts from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

Sales, General and Administrative Expenses for the first nine months ended September 30, 2019 increased $53.6 million or 12.9%, to $468.6 million or 31.0% of revenues, up 0.9 percentage points from $414.9 million or 30.1% of revenues for the nine months ended September 30, 2018.  The Company experienced increases in most expenses due to acquisitions as well as increases in amortization of restricted shares from the 2018 special grant to long-tenured employees, enhanced 401(k) participation expenses, sales compensation, acquisition-related professional services and maintenance and repairs contract expenses.

Pension Settlement Expense

As described above, the Company completed the transfer of $198.3 million of its pension obligations through a full termination of its fully-funded pension plan during the first nine months ended September 30, 2019. The Company recognized a $49.9 million non-cash pension settlement expense from this transition, which is the accounting treatment of the accumulated sum of unrealized losses due to change in actuarial assumptions over the life of the plan. Net of tax, the expense was $26.6 million.

Income Taxes

The effective tax rate was 19.3% for the nine months ended September 30, 2019 and 24.5% for the nine months ended September 30, 2018.  The decrease to the effective tax rate for nine months ended September 30, 2019 was primarily due to the beneficial tax adjustments for the pension settlement.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $230.3 million and $213.3 million for the nine months ended September 30, 2019, and 2018, respectively. The Company made no contributions to its defined benefit retirement plans during the nine months ending September 2019 and 2018 as the plans had remained adequately funded through the settlement that occurred this quarter. With the completed funding of the plan payout settlements, the Company had approximately $25.9 million of pension assets remaining.

The Company invested approximately $18.7 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended September 30, 2019, compared to $19.6 million during the same period in 2018, and expects to invest approximately $4.7 million for the remainder of 2019. Capital expenditures for the first nine months consisted primarily of the purchase of operating equipment replacements and technology related projects. During the nine months ended September 30, 2019, the Company made expenditures for acquisitions totaling $431.2 million, compared to $71.8 million during the same period in 2018. A total of $103.1 million was paid in cash dividends ($0.315 per share), compared to $91.7 million or ($0.28 per share) during the same period in 2018. On October 23, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.105 per share plus a special year-end dividend of $0.05 per share both payable December 10, 2019 to stockholders of record at the close of business November 11, 2019 to be funded with existing cash balances and available credit facilities. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2019 or during the same period in 2018. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.9 million and $9.5 million of common stock for the first nine months ended September 30, 2019 and 2018, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheet as of September 30, 2019 and December 31, 2018 includes short-term unearned revenues of $132.9 million and $116.0. million, respectively, representing approximately 7% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $104.4 million at September 30, 2019 is held at various banking institutions. Approximately $71.0 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

The Company closed the acquisition of Clark Pest Control of Stockton, Inc. located in Lodi, California during the second quarter of 2019 for approximately $400 million. The Company funded the purchase price of the acquisition with a combination of cash on hand, use of its revolving credit facility for $100 million and a term loan of $250 million tied to LIBOR.  The Company plans to repay these loans within two years of the acquisition.

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

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the effect of the future adoption of recent accounting pronouncements and guidance on the Company’s financial statements; statements regarding management’s expectation regarding the effect of the ultimate resolution of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; the Company’s expectation that it will repay the loans related to the Clark Pest Control acquisition within two years of closing; the Company’s belief that the allocation of the purchase price is subject to material revision in its future financial statements; the Company’s belief that the exposure of certain of its foreign operations expose it to foreign interest and exchange rate fluctuations that may impact the value of the Company’s cash receipts payments in terms of the Company’s functional currency; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s expectation that its leverage ratio will remain in compliance with its debt covenants through 2019; our expectation that the Company will continue to pay cash dividends to common stockholders, subject to earnings and financial condition of the Company; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan; the Company’s plan to continue funding future benefit plan obligations with a possible reversion of any remaining pension assets to the Company in compliance with ERISA regulations; the Company’s expectation that it will invest $4.7 million in capital expenditure for the remainder of 2019; the Company’s expectation to maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward; the Company’s belief  that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and the Company’s estimation regarding the reclassification of accumulated other comprehensive income related to derivatives.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security;  the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights;  the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.  All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 13 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. There have been no material changes to the Company’s market risk exposure since the end of fiscal year 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2019, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2019 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
July 1 to 30, 2019	—	$—	—	7,610,416
August 1 to 31, 2019	2,847	35.77	—	7,610,416
September 1 to 30, 2019	—	—	—	7,610,416
Total	2,847	$35.77	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2019: 0; August 2019: 2,847; and September 2019: 0.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to exhibit 3(ii) as filed with its Form 10-Q for the quarter ended March 31, 2017.

		(4)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officepror Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	XBRL Instance Document

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

		+	Portions of this exhibit (indicated by asterisks) have been omitted.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 25, 2019	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2019	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
28