Form 10-Q/A
period 2019-09-30
ROLLINS INC
filed 2019-10-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q/A

Amendment No. 1

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

ROLLINS, INC. AND SUBSIDIARIES

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed in order to correct certain inadvertent errors included in the pro forma financial information with respect to the Clark Pest Control acquisition appearing in Note 12 to the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 as originally filed with the Securities and Exchange Commission on October 25, 2019.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way other disclosures made in the original Form 10–Q.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Customer services	$556,466	$523,957	$1,554,295	$1,481,329
COSTS AND EXPENSES	510,327	430,970	1,365,280	1,231,662
INCOME BEFORE INCOME TAXES	46,139	92,987	189,015	249,667
PROVISION FOR INCOME TAXES	2,078	23,262	36,569	58,566
NET INCOME	$44,061	$69,725	$152,446	$191,101
NET INCOME PER SHARE - BASIC AND DILUTED	$0.13	$0.21	$0.47	$0.58
DIVIDENDS PAID PER SHARE	$0.11	$0.09	$0.32	$0.28
Weighted average participating shares outstanding - basic and diluted	327,459	327,320	327,490	327,283

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

ROLLINS, INC.
(Registrant)

Date: October 31, 2019	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
28