Form 10-K
period 2019-12-31
ROLLINS INC
filed 2020-02-28
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file No. 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2170 Piedmont Road, N.E., Atlanta, Georgia	30324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 888-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value	ROL	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2019 was $5,063,827,695 based on the reported last sale price of common stock on June 30, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 327,779,714 shares of Common Stock outstanding as of January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

2

PART I

Item 1.        Business

General

Rollins, Inc. (the “Company”) was originally incorporated in 1948 under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Mexico, Canada, Central and South America, the Caribbean, Europe, the Middle East, Asia, Africa, and Australia. Our pest and termite control services are performed through a contract that specifies the pricing arrangement with the customer.

For a listing of the Company’s Subsidiaries, see Note 1 - Summary of Significant Accounting Policies in the Notes to the Financial Statements (Part II, Item 8, of this Form 10-K).

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Mexico, Central and South America, the Caribbean, Europe, the Middle East, Asia, Africa, and Australia are included in Item 8 of this document, “Financial Statements and Supplementary Data” on pages 27 and 28. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Three-for-Two Stock Split

All share and per share data presented have been adjusted to account for the three-for-two stock split effective December 10, 2018.

Common Stock Repurchase Program

At the July 24, 2012 Quarterly Board of Directors’ meeting, the Board authorized the purchase of 11.3 million shares of the Company’s common stock. During the years ended December 31, 2019 and 2018, the Company did not repurchase shares on the open market. In total, there are 7.6 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

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

December 31,	2019	2018	2017
Backlog	$7,137	$5,837	$4,875
3

Franchising Programs

Orkin Franchises

The Company, through its wholly-owned subsidiary Orkin Systems, LLC, began its Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000. It has since expanded to Mexico, Central and South America, the Caribbean, Europe, the Middle East, Asia, and Africa. The Company continues to expand its growth through the franchise program of its Orkin brand. This program is primarily used in smaller markets where it is currently not economically efficient to locate a company-owned Orkin branch. Domestic franchisees are subject to a contractual buyback provision at Orkin’s option with a pre-determined purchase price using a formula applied to revenues of the franchise; however, the franchisee has the prior right of renewal of the agreement. International franchise agreements also contain an optional buyback provision, subject to the franchisee’s renewal option.

	At December 31,
Orkin franchises	2019	2018	2017
Domestic franchises	50	47	47
International franchises	97	86	81
Total Orkin franchises	147	133	128

Critter Control Franchises

The Company expands its animal control growth through the franchise program of its Critter Control brand. The Company has purchased several Critter Control locations from its franchise owners while renaming and converting several previous Trutech locations to Critter Control. The majority of Critter Control’s locations are franchised. Critter Control has franchises in the United States and had two in Canada as of December 31, 2017, one of which was repurchased in 2018 to bring the international count to one at December 31, 2019 and 2018, respectively.

	At December 31,
Critter Control franchises	2019	2018	2017
Critter Control franchises	84	80	89

Orkin Australia Franchises

The Company has Australian franchises through Orkin Australia’s wholly-owned subsidiaries, Murray Pest Control and Scientific Pest Management.

	At December 31,
Australia franchises	2019	2018	2017
Total Australia franchises	10	10	11

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

	Total Net Revenues
(in thousands)	2019	2018	2017
First quarter	$429,069	$408,742	$375,247
Second quarter	523,957	480,461	433,555
Third quarter	556,466	487,739	450,442
Fourth quarter	505,985	444,623	414,713
Years ended December 31,	$2,015,477	$1,821,565	$1,673,957
4

Inventories

The Company has relationships with a national pest control product distributor and other suppliers for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The Company believes that Rollins, through its wholly-owned subsidiaries Orkin, Orkin Canada, HomeTeam Pest Defense, Clark Pest Control of Stockton, Inc. (“Clark Pest Control”), Western Pest Services, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, PermaTreat, Orkin Australia, Critter Control, Safeguard Pest Control, Northwest Pest Control, OPC Services, and Aardwolf Pestkare competes favorably with competitors as the world’s largest pest and termite control company. The Company’s major competitors include Terminix, Ecolab, Rentokil and Anticimex.

The principal methods of competition in the Company’s pest and termite control markets are quality of service, customer proximity, guarantee terms, reputation for safety, technical proficiency, and price.

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

Employees

The number of persons employed by the Company as of January 31, 2020 was approximately 15,000.

December 31,	2019	2018	2017
Employees	14,952	13,734	13,126

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

Item 1.A.         Risk Factors

Our business depends on our strong brands, and failing to maintain and enhance our brands and develop a positive client reputation could hurt our ability to retain and expand our base of customers.

Our strong brands, Rollins, Orkin, HomeTeam Pest Defense, Clark Pest Control, Western Pest Services, Northwest Pest Control, The Industrial Fumigant Company, Crane Pest Control, Waltham Services, Trutech, PermaTreat, Critter Control, Safeguard Pest Control, Aardwolf Pestkare, OPC Services, and other strong brands have significantly contributed to the success of our business.  Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers.  Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures.  Further, if our brands are significantly damaged, our business, operating results, and financial condition may be materially and adversely affected.  We continue to develop strategies and innovative tools to gain a deeper understanding of customer acquisition, retention and client replacement in order to more effectively expand and retain our customer base. Maintaining and enhancing our brands will depend largely on our ability to remain a service leader and continue to provide high-quality pest control services that are truly beneficial and play a meaningful role in people’s lives.

Economic conditions may adversely affect our business.

Pest and termite services represent discretionary expenditures to many of our residential customers. If consumers restrict their discretionary expenditures, we may suffer a decline in revenues from our residential service lines. Economic downturns can also adversely affect our commercial customers, including food service, hospitality and food processing industries whose business levels are particularly sensitive to adverse economies. For example, we may lose commercial customers and related revenues because of consolidation or cessation of commercial businesses or because these businesses switch to a lower cost provider.

Expanding into international markets presents unique challenges, and our expansion efforts with respect to international operations may not be successful.

An element of our strategy includes further expansion into international markets. Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations, of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an adverse effect on the financial results of our international operations.

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

We operate in a highly competitive industry. Our revenues and earnings may be affected by changes in competitors’ prices, and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are service quality, product availability, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service are excellent, we cannot assure investors that we will be able to maintain our competitive position.

Our operations could be affected by pending and ongoing litigation.

In the normal course of business, we and some of our subsidiaries are defendants in a number of lawsuits or arbitrations, which allege that plaintiffs have been damaged.  The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual year.

Our operations could be affected if there is unauthorized access of personal, financial, or other data or information about our customers, employees, third parties, or of the Company’s proprietary of confidential information. We could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

Our information technology systems, as well as the information technology systems of our third-party business partners and service providers, can contain personal, financial, health, or other information that is entrusted to us by our customers and employees. Our information technology systems also contain the Company’s and its wholly-owned subsidiaries’ proprietary and other confidential information related to our business, such as business plans and product development initiatives. We rely on, among other things, commercially available vendors, cyber protection systems, software, tools and monitoring to provide security for processing, transmission and storage of this information and data. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, meet standards set by the payment card industry (“PCI”). We have also implemented policies and procedures to comply with consumer privacy laws in the areas in which we operate. We continue to evaluate and modify our systems and protocols for data security compliance purposes, and such standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with applicable standards could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Also, a breach of data security or failure to comply with rigorous consumer privacy requirements could expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a violation or breach.

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

Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. This could adversely impact our business, financial position, results of operations and cash flows. Similarly, if subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards in relation to our franchised operations and certain economic terms of our franchise arrangements. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding. Our reputation, business, financial position, results of operations and cash flows could be materially adversely impacted, and the price of our common stock could decline.

Our brand recognition could be impacted if we are not able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and service marks, Orkin®, Orkin Canada®, HomeTeam Pest Defense®, TAEXX®, Clark Pest Control®, Western Pest Services®, Northwest Exterminating®, Critter Control®, IFC®, Trutech®, Waltham Pest Services®, OPC Services®, Perma Treat Pest and Termite Control®, Crane Pest Control®, Safeguard the Pest Control People®, Aardwolf Pest Control® and others. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

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

Rollins, Inc.’s executive officers, directors and their affiliates hold directly, or through indirect beneficial ownership, in the aggregate, approximately 57 percent of the Company’s outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

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

None.

Item 2.	Properties.

The Company’s administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 550 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, the Rollins Customer Service Center located in Covington, Georgia, and the Pacific Division Administration and Training Center in Riverside, California. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.

Item 3.	Legal Proceedings.

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4.A.	Information about our Executive Officers.

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

Name	Age	Office with Registrant	Date First Elected to Present Office
R. Randall Rollins (1)	88	Chairman of the Board of Directors	10/22/1991
Gary W. Rollins (1) (2)	75	Vice Chairman and Chief Executive Officer	7/24/2001
John F. Wilson (3)	62	President and Chief Operating Officer	1/23/2013
Paul E. Northen (4)	55	Senior Vice President, Chief Financial Officer and Treasurer	1/26/2016
Elizabeth B. Chandler (5)	56	Vice President, General Counsel and Corporate Secretary	1/1/2018
(1)	R. Randall Rollins and Gary W. Rollins are brothers.
(2)	Gary W. Rollins was elevated to Vice Chairman of Rollins, Inc. in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(3)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial region manager. Mr. Wilson was elevated to President and Chief Operating Officer in January 2013.
(4)	Paul E. Northen joined Rollins in 2015 as Chief Financial Officer and Treasurer. He was promoted to Vice President of Rollins, Inc. in January 2016, and Senior Vice President of Rollins, Inc. in April 2018. He began his career with UPS in 1985 and brings a wealth of tax, risk management and audit experience as well as strong international exposure to Rollins. Prior to joining Rollins, Mr. Northen was Vice President of International Finance and Accounting-Global Business Services for UPS. He previously held the positions of Chief Financial Officer of UPS’ Asia Pacific Region based in Hong Kong, and as Vice President of Finance in UPS’ Pacific and Western Regions.
(5)	Elizabeth (Beth) Brannen Chandler joined Rollins in 2013 as Vice President and General Counsel. In 2017, Beth assumed responsibility for the Risk Management and Internal Audit groups. She was appointed to Corporate Secretary in January 2018. Before joining Rollins, Mrs. Chandler was Vice President, General Counsel and Corporate Secretary for Asbury Automotive. Prior to working with Asbury, Mrs. Chandler served as city attorney for the City of Atlanta; and she served as Vice President, Assistant General Counsel and Corporate Secretary for Mirant Corp.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL.

As of January 31, 2020, there were 7,852 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Issuer Purchases of Equity Securities

During the years ended December 31, 2019 and 2018, the Company did not repurchase shares on the open market. In total, there remain 7.6 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced repurchase plans (2)	Maximum number of shares that may yet be purchased under the repurchase plans
October 1 to 31, 2019	—	$—	—	7,610,416
November 1 to 30, 2019	848	38.79	—	7,610,416
December 1 to 31, 2019	1,210	33.18	—	7,610,416
Total	2,058	$35.49	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2019: 0; November 2019: 848; and December 2019: 1,210.

(2)	The Company has a share repurchase plan adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock.

PERFORMANCE GRAPH

The following graph sets forth a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

	12/14	12/15	12/16	12/17	12/18	12/19

Rollins Inc.	100.00	119.30	158.37	221.12	260.67	242.52
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Commercial Services & Supplies	100.00	96.70	121.62	146.98	147.70	207.01

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.	Selected Financial Data

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the audited financial statements and related notes included elsewhere in this document.

All share and per share data presented in the following table have been adjusted for the three-for-two stock split effective December 10, 2018.

FIVE-YEAR FINANCIAL SUMMARY

STATEMENT OF OPERATIONS DATA
(in thousands except per share data)
Years ended December 31,	2019	2018	2017	2016	2015
Revenues	$2,015,477	$1,821,565	$1,673,957	$1,573,477	$1,485,305
Income before taxes	261,160	310,733	294,502	260,636	243,178
Net income	$203,347	$231,663	$179,124	$167,369	$152,149
Earnings per share - Basic	$0.62	$0.71	$0.55	$0.51	$0.47
Earnings per share - Diluted	$0.62	$0.71	$0.55	$0.51	$0.47
Dividends per share	$0.47	$0.47	$0.37	$0.33	$0.28
OTHER DATA:
Net cash provided by operating activities	$309,188	$286,272	$235,370	$226,525	$196,356
Net cash used in investing activities	$(455,107)	$(101,375)	$(154,175)	$(76,842)	$(69,942)
Net cash provided by/(used in) financing activities	$127,655	$(162,283)	$(130,263)	$(136,371)	$(97,216)
Depreciation	$36,646	$30,364	$27,381	$24,725	$19,354
Amortization of intangible assets	$44,465	$36,428	$29,199	$26,177	$25,168
Capital expenditures	$(27,146)	$(27,179)	$(24,680)	$(33,081)	$(39,495)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$309,787	$286,021	$262,795	$290,171	$269,434
Total assets	$1,744,376	$1,094,124	$1,033,663	$916,538	$848,651
Stockholders’ equity	$815,750	$711,908	$653,924	$568,545	$524,029
Number of shares outstanding at year-end	327,431	327,308	326,988	326,688	327,830

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Presentation

This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. Discussions of 2017 items and year-to-year comparisons of 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2018. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

The Company

Rollins, Inc. (the “Company”), was originally incorporated in 1948, under the laws of the state of Delaware as Rollins Broadcasting, Inc. The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Mexico, Canada, Central and South America, the Caribbean, the Middle East, Asia, Europe, and Africa. Services are performed through a contract that specifies the treatment and the pricing arrangement with the customer.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Overview

RESULTS OF OPERATIONS

	(in thousands)			% Better/(worse) compared to prior year
Years ended December 31,	2019	2018	2017	2019	2018
Revenues	$2,015,477	$1,821,565	$1,673,957	10.6	8.8
Cost of services provided	993,593	894,437	819,943	(11.1)	(9.1)
Depreciation and amortization	81,111	66,792	56,580	(21.4)	(18.0)
Pension settlement loss	49,898	—	—	N/M	N/M
Sales, general and administrative	623,379	550,698	503,433	(13.2)	(9.4)
Gain on sales of assets, net	(581)	(875)	(242)	(33.6)	261.6
Interest expense/(income), net	6,917	(220)	(259)	N/M	(15.1)
Income before income taxes	261,160	310,733	294,502	(16.0)	5.5
Provision for income taxes	57,813	79,070	115,378	26.9	31.5
Net income	$203,347	$231,663	$179,124	(12.2)	29.3

General Operating Comments

2019 marked the Company’s 22nd consecutive year of improved revenues. Revenues for the year rose 10.6 percent to $2.015 billion compared to $1.822 billion for the prior year. Income before income taxes decreased 16.0% to $261.2 million compared to $310.7 million the prior year. Net income decreased 12.2% to $203.3 million, with earnings per diluted share of $0.62 compared to $231.7 million, or  $0.71 per diluted share for the prior year.

All of the Company’s business lines experienced growth for the year, with residential pest control revenues up 11.3%, commercial pest control revenues up 8.9% and termite and ancillary services revenues up 11.6%, each compared to 2018.

Results of Operations—2019 Versus 2018

Overview

The Company’s revenues increased to $2.015 billion in 2019, a 10.6% increase compared to 2018. Gross margin decreased to 50.7% for 2019 from 50.9% in 2018. Service salaries and personnel related expenses for the 401(k) match were impacted by the Clark Pest Control acquisition. Sales, general and administrative expense were 30.9% of revenues in 2019 compared to 30.2% in 2018. The Company’s depreciation and amortization expense increased 21.4% to 4.0% in 2019 compared to 3.7% in 2018. Rollins’ net income of $203.3 million in 2019 was a decrease of $28.3 million or 12.2% compared to $231.7 million in 2018. Net profit margin declined to 10.1% in 2019 from 12.7% in 2018. Rollins continued to expand our global brand recognition with acquisitions in the United States and Canada as well as expanded our Orkin international franchise program in numerous countries around the globe. In our first 50 years, we have grown to over 2.4 million customers who are served in 65 countries, and those countries represent 73.6% of the world’s GDP. The Company continues to seek new international opportunities.

Revenues

Revenues for the year ended December 31, 2019 were $2.015 billion, an increase of $194 million or 10.6% from 2018 revenues of $1.822 billion. Growth occurred across all service lines with our Canadian and Australian companies being hindered by unfavorable foreign currency exchange rates. Growth and pricing accounted for approximately 4.8% of our increase, and our acquisitions contributed the remaining revenue growth. Commercial pest control represented approximately 38% of the Company’s revenue in 2019 and grew 8.9%. Acquisitions from foreign companies, which are primarily commercial, contributed to the increase, as well as increases in sales, an emphasis on closing leads, and better cancellation rates. Commercial pest control was negatively impacted by foreign currency exchange rates as our foreign companies are heavily commercial. Residential pest control, which represented approximately 43% of the Company’s revenue, increased 11.3% driven largely by the Clark Pest Control acquisition, which is mainly residential. Other factors such as increases in leads received, leads sold, a lower cancellation rate, and pricing, as well as increased TAEXX® homebuilder installations also contributed to the increase in residential pest control revenue. The Company’s termite business, which represented approximately 18% of the Company’s revenue, grew 11.6% in 2019 due to acquisitions, increases in termite baiting, and ancillary service sales (such as moisture control, insulation and deck and gutter work).

The Company implemented its traditional price increase program in June 2019. Around 1% of the Company’s revenue increase is attributable to pricing actions. Approximately 80% of the Company’s pest control revenue was recurring in 2019, as well as 2018.

The Company’s foreign operations accounted for approximately 8% of total revenues for each of the years ended December 31, 2019 and 2018, respectively. The Company established new franchises in several international countries around the globe in 2019 for a total of 97 Orkin international franchises, one Canadian Critter Control franchise, and ten Australia franchises at December 31, 2019, compared to 86 Orkin international franchises, two Canadian Critter Control franchises and ten Australia franchises at December 31, 2018. The Australia franchises operate under the Murray Pest Control and Scientific Pest Management names.

International and domestic franchising revenue was less than 1% of the Company’s revenues for 2019. Orkin had 147 and 133 franchises (domestic and international) at December 31, 2019 and 2018, respectively. The Company had 84 Critter Control franchises at December 31, 2019, up 4 from 2018. Revenue from franchising was up 3.2% in 2019 compared to 2018 as the Company continued to expand Orkin’s international footprint and recognition of initial franchise fees.

Cost of Services Provided

For the twelve months ended December 31, 2019, cost of services provided increased $99.2 million or 11.1%, compared to the twelve months ended December 31, 2018. Gross margin for the year decreased to 50.7% for 2019 compared to 50.9% for 2018 due to increased participation rates in our enhanced 401(k) match to employees and an increase in group insurance premiums in 2019. Integration of acquisitions resulted in slight increases in service salaries percentages.

Depreciation and Amortization

For the twelve months ended December 31, 2019, depreciation and amortization increased $14.3 million, or 21.4% compared to the twelve months ended December 31, 2018. The dollar increase was primarily due to depreciation increasing $6.3 million or 20.7% from the depreciation of acquired and purchased assets and depreciation from various IT related projects. Amortization of intangible assets increased $8.0 million or 22.1% for 2019 due to the additional amortization of customer contracts from several acquisitions over the last year, including a full year of OPC Services and Aardwolf Pestkare, acquired in early and mid-2018, respectively, and the 2019 acquisition of Clark Pest Control in April, as well as several smaller foreign and domestic companies.

Sales, General and Administrative

For the twelve months ended December 31, 2019, sales, general and administrative (SG&A) expenses increased $72.7 million, or 13.2% compared to the twelve months ended December 31, 2018. SG&A increased to 30.9% of revenues for the year ended December 31, 2019 compared to 30.2% in 2018. The Company incurred higher than normal expenses in 2019 related to acquisition preparation and integration as well as expenses related to the pension settlement activities. The enhanced 401(k) match enticed more of the Company’s workforce to save for their futures. Administrative salaries were up due to increased office headcount and wages. Medical and casualty insurance expenses were up for the year. The Company also had increased use of outside professional services in IT projects as well as other projects.

Gain on Sales of assets, Net

Gain on sales of assets, net decreased to $0.6 million for the year ended December 31, 2019 compared to $0.9 million in 2018. The Company recognized gains from the sale of owned vehicles and owned property in 2019 and 2018.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2019 was $6.9 million, driven largely by new borrowings to fund acquisitions, among other things. For the year ended December 31, 2018, the Company earned $0.2 million in net interest income on cash balances in the Company’s various cash accounts.

Taxes

The Company’s effective tax rate was 22.1% in 2019 compared to 25.4% in 2018, due primarily to state and foreign income taxes and beneficial adjustments related to the pension settlement.

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

The Company’s cash and cash equivalents at December 31, 2019, 2018, and 2017 were $94.3 million, $115.5 million, and $107.1 million, respectively.

	(in thousands)
Years ended December 31,	2019	2018	2017
Net cash provided by operating activities	$309,188	$286,272	$235,370
Net cash used in investing activities	(455,107)	(101,375)	(154,175)
Net cash used in financing activities	127,655	(162,283)	(130,263)
Effect of exchange rate on cash	(2,945)	(14,179)	13,333
Net increase(decrease) in cash and cash equivalents	$(21,209)	$8,435	$(35,735)

Cash Provided by Operating Activities

The Company’s operations generated cash of $309.2 million for the year ended December 31, 2019 primarily from net income of $203.3 million, compared with cash provided by operating activities of $286.3 million in 2018 and $235.4 million in 2017. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company settled its obligations under the Rollins, Inc. Pension Plan without making any additional contributions during the years ended December 31, 2019, 2018 or 2017. The plan was fully funded with a prepaid balance. The plan assets exceeded the plan benefit obligations, and $31.8 million remained after the combination of lump sum payments to participants, the purchase of a group annuity contract, and payments to the Pension Benefit Guaranty Corporation. The Company has evaluated the ERISA allowable opportunities for utilization of the excess pension assets including funding other employee benefits. The Company used $11.0 million of the $31.8 million to fund its 401(k) match obligation during the year ended December 31, 2019, and plans to continue funding future benefit plan obligations, with a possible reversion of any remaining pension assets to the Company per ERISA regulations.

The Company has one small remaining pension in one of its wholly-owned subsidiaries and made a contribution of $0.1 million during the year ended December 31, 2019. No contributions were made during 2018 or 2017. While the Company’s management does not expect to make a contribution to its remaining pension plan during fiscal year 2020, additional Plan contributions, if any, will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $455.1 million in investing activities for the year ended December 31, 2019, compared to $101.4 million and $154.2 million during 2018 and 2017, respectively, and of that, invested approximately $27.1 million in capital expenditures during 2019 compared to $27.2 million and $24.7 million during 2018 and 2017, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology related projects. The Company expects to invest between $28 million and $30 million in 2020 in capital expenditures. During 2019, the Company and its subsidiaries acquired Clark Pest Control as well as several other small to mid-sized companies for a total of $430.6 million compared to $76.8 million and $130.2 million in acquisitions during 2018 and 2017, respectively. The expenditures for the Company’s acquisitions were funded through existing cash balances, borrowings on our line of credit, a term loan, and other operating cash flows. The Company continues to seek new acquisitions.

Cash From Financing Activities

The Company generated cash of $127.7 million from financing activities for the year ended December 31, 2019, compared to using $162.3 million and $130.3 million during 2018 and 2017, respectively. The Company borrowed $291.5 million throughout 2019, net of repayments, primarily to fund the investing activities notes above. A total of $153.8 million was paid in cash dividends ($0.47 per share) during the year ended December 31, 2019 including a special dividend paid in December 2019 of $0.05 per share, compared to $152.7 million in cash dividends paid ($0.47 per share) during the year ended December 31, 2018, including a special dividend paid in December 2018 of $0.09 per share and $122.0 million paid in cash dividends ($0.37 per share) during the year ended December 31, 2017, including a special dividend paid in December 2017 of $0.07 per share.

The Company did not purchase shares on the open market during the years ended December 31, 2019, 2018 and 2017. There remain 7.6 million shares, adjusted for the December 10, 2018 three-for-two stock split, authorized to be repurchased under prior Board approval. The Company repurchased $10.0 million, $9.5 million, and $8.2 million of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $94.3 million of total cash at December 31, 2019 is primarily cash held at various banking institutions. Approximately $74.1 million is held in cash accounts at international bank institutions and the remaining $20.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business.

For Information regarding our Revolving Credit Agreement see Note 4 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Litigation

For discussion on the Company’s legal contingencies, see Note 15 – Commitments and Contingencies to the accompanying financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The Company has no material off balance sheet arrangements.

The impact that the Company’s contractual obligations as of December 31, 2019 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Line of credit	$101,500	$—	$—	$101,500	$—
Revolver Term Loan	190,000	12,500	35,938	141,562	—
Acquisition contingent payments	21,434	14,005	7,429	—	—
Acquisition holdbacks	27,697	16,477	11,220	—	—
Non-cancelable operating leases	219,381	72,916	98,134	31,708	16,623
Non compete agreements	323	323	—	—	—
Other notes payable	19	19	—	—	—
Unrecognized Tax Positions (1)	844	—	844	—	—
Total (2)	$561,198	$116,240	$153,565	$274,770	$16,623
1.	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2019.
2.	Minimum pension funding requirements are not included as funding will not be required.

Critical Accounting Policies and Estimates

The Company views critical accounting policies and estimates to be those that are very important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

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

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. Risks above specified limits are managed through either high deductible insurance or a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third-party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in safety and risk management to develop and maintain ongoing programs to reduce claims. Initiatives that have been implemented include required pre-employment screening and ongoing motor vehicle record review for all drivers, post-offer physicals for new employees, pre-hire, random and post incident drug testing, increased driver training and post-injury nurse triage for work-related injuries.

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

More on the Company’s revenue recognition policy can be found in the Company’s Notes to the Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies with the heading Revenue Recognition.

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

Defined benefit pension plans — The Company had two defined benefit pension plans; the Rollins, Inc. Defined Benefit Plan and the Waltham Services, LLC Hourly Employee Pension Plan.

The Company ceased all future benefit accruals under the Rollins, Inc. Defined Benefit Plan, in 2005, but remained obligated to provide employees benefits earned through June 2005. During 2018, the Company initiated the process to transition its pension plan to an insurance provider. At December 31, 2018, the Company utilized a termination liability approach. This approach reflected the estimated impact of the distribution of benefits due to a standard termination. Plan liabilities were to be settled through the purchase of annuities from an insurance provider or through the distribution of lump sum payments to eligible participants that elected to receive such a form of payment. Discount rates of 3.90% per year for participants in pay status and 4.11% per year for participants with deferred benefits were selected by the plan sponsor to determine the benefit obligation resulting from plan termination annuity purchases. The discount rates reflected the single effective interest rate that produced the same present value as that produced when the expected future cash flows for participants expected to elect an annuity were discounted with the FTSE Yield Curve (formerly Citigroup) as of the measurement date. To determine the benefit obligation resulting from plan termination lump sum payments, the expected future cash flows for lump sum eligible participants, determined with the IRC 417(e) Mortality Table for 2019, were discounted with the IRC 417(e) segment interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88%). Only 50% of active, 30% of deferred vested, and 25% of retired participants that were eligible to receive a lump sum distribution of their pension benefit upon plan termination, were assumed to elect this form of payment.

The plan was settled during 2019 through a combination of lump sum payments to participants, the purchase of a group annuity contract, and payments to the Pension Benefit Guaranty Corporation.

The Company’s sole remaining defined benefit pension plan is the Waltham Services, LLC Hourly Employee Pension Plan. This Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits,” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

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

Waltham Services, LLC Hourly Employees Pension Plan utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plans is forecast and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. The discount rate was 4.70% as of December 31, 2019 compared to 4.05% in both 2018 and 2017. A higher discount rate decreases the present value of benefit obligation.

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

The Waltham Services, LLC Hourly Employee Pension Plan had a net pension liability of $0.8 million and $0.6 million at December 31, 2019 and 2018 respectively. The recorded change within accumulated other comprehensive income increased stockholders’ equity by $75.6 million before tax and $45.9 million after tax, driven mainly by the Rollins, Inc. Defined Benefit Plan settlement.

Recent Accounting Guidance

See Note 1 - Summary of Significant Accounting policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding (i) management’s belief that the Company competes favorably with competitors; (ii) our belief that our operations’ substantially comply with applicable federal and state environmental laws and regulations and that such compliance has had no material adverse effect on our operations to date; (iii) our maintenance of supplies is sufficient to fulfill our immediate needs and to alleviate potential short-term shortages in such supplies; (iv) any environmental remediation costs estimated to be incurred are not material to our financial condition or operating results, (v) the adequacy of our facilities to meet our future needs; (vi) the outcome of litigation, as discussed in the Legal Proceedings section and elsewhere and our belief that such litigation will not have a material adverse effect on our financial condition, results of operations or liquidity; (vii) the belief that we have adequate liquid assets, funding sources and insurance accruals to satisfy any claims; (viii) our expectation to continue our payment of cash dividends; (ix) plans regarding future acquisitions and franchise expansions, including our belief that acquisitions have been and may continue to be an important element of our business strategy; (x) the adequacy of our resources and borrowings to fund operations, obligations, and expansions; (xi) plans to continue funding future defined benefit plan obligations with a possible reversion of any remaining pension assets to us in compliance with ERISA regulations; (xii) our belief that the Company will not make a contribution to its remaining pension plan during fiscal year 2020; (xiii) our belief that any potential additional plan pension plan contributions will not have a material effect on our financial position, results of operations or liquidity; (xiv) our projected 2020 capital expenditures; (xv) the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies with no expectation of repatriation of cash from our foreign subsidiaries; (xvi) our expectation that we will maintain compliance with the covenants contained in our Revolving Credit Agreement throughout 2020; (xvii) the impact and amount of our contractual obligations; (xviii) our expectations regarding termite claims and factors that impact future costs from those claims; (xix) the expected cost of termite renewals; (xx) the expected collectability of accounts receivable; (xxi) our belief that our tax positions are fully supportable; (xxii) expectations and plans regarding any losses from franchisees; (xxiii) the impact of recent accounting pronouncements; (xxiv) and interest rate risks and foreign exchange rate risk on our financial position, results of operations and liquidity; (xxv) our ability to utilize all of our foreign net operating losses and the possibility that the Company’s unrecognized tax benefits will decrease in the next 12 months; (xxvi) our estimation regarding an interest rate reclassification in the next 12 months; (xxvii) our reasonable certainty that we will exercise the renewal options on our operating leases; (xxviii) expectations regarding the recognition of compensation costs related to time-lapse restricted shares; (xxix) our estimation that the allowance for credit losses reported in our consolidated balance sheet will decrease by an immaterial amount upon the adoption of ASU 2016-13; (xxx) the impact of foreign interest and exchange rate fluctuation on the value of our cash receipts and payments in terms of our functional currency; (xxxi) our belief that maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers (xxxii) the maintenance of adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of our domestic business; (xxxiii) our ability to be proactive in safety and risk management to develop and maintain ongoing programs to reduce claims; and (xxxiv) our expected return on plan assets. Our actual results could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the failure to maintain and enhance our brands and develop a positive client reputation; possibility of an adverse ruling against us in pending litigation; general economic conditions; unsuccessful expansion into international markets; general market risk; our inability to attract and retain skilled workers; changes in industry practices or technologies; the unauthorized access of personal, financial, or other data or information about our customers, employees, third parties, or of our proprietary confidential information; the degree of success of our termite process reforms and pest control selling and treatment methods; the unauthorized access of personal, financial, or other data or information about our customers, employees, third parties, or of our proprietary confidential information; our ability to identify and integrate potential acquisitions; climate and weather trends; competitive factors and pricing practices; potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and any actions taken by our franchisees, subcontractors, and vendors that could harm our business. All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. The Company does not undertake to update its forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. As of December 31, 2019, the revolving commitment had outstanding borrowings of $101.5 million and the term loan had outstanding borrowings of $190.0 million. Additionally, the Company maintained $32.9 million in Letters of Credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. For a discussion of the Company’s activities to manage risks relative to fluctuations in foreign currency exchange rates, see Note 11 to the accompanying financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have elected to exclude our wholly-owned subsidiary, Clark Pest Control of Stockton, Inc, a 2019 acquisition, from Management’s evaluation of Internal Controls over Financial Reporting as of December 31, 2019. This acquisition constituted 21.8% of total assets as of December 31, 2019 and 4.7% of revenues for the year then ended. Refer to Notes 1 and 2 in the consolidated financial statements for further discussion of this acquisition and its impact on Rollins, Inc.’s financial statements. Management has commenced evaluation of the design of the internal control environment and expects to include this entity in evaluation of ICFR effective December 31, 2020. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2019.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2019, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 24.

/s/ Gary W. Rollins	/s/ Paul E. Northen
Gary W. Rollins Vice Chairman and Chief Executive Officer	Paul E. Northen Senior Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Clark Pest Control of Stockton, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 21.8 and 4.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, Clark Pest Control of Stockton, Inc. was acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Clark Pest Control of Stockton, Inc.

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

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders’

Rollins, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations – Acquisition of Clark Pest Control of Stockton, Inc.

As described further in Notes 1 and 2 to the Company’s consolidated financial statements, the company completed the acquisition of Clark Pest Control of Stockton, Inc. (“Clark”) on April 30, 2019. The Company allocated the purchase price to the identifiable intangible assets acquired based on their respective fair values. We identified the Company’s determination of the fair value of the identified intangible assets acquired in the Clark acquisition as a critical audit matter.

The principal considerations for our determination that the fair value of identified intangible assets in the acquisition of Clark is a critical audit matter are because of the significant estimates management makes to determine their fair value. This requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the discount rates, customer attrition, and revenue growth projections.

Our audit procedures related to the determination of the fair value of acquired intangible assets in the Clark acquisition included the following, among others. We tested the effectiveness of controls relating to the accounting for the Clark acquisition, which included the models used to determine the fair value of major classes of intangible assets along with any contingent consideration liabilities. We inspected the purchase agreement for this acquisition. We utilized valuation specialists to assess the reasonableness of the significant assumptions utilized by management within the models. We recalculated the calculation and support for the opening entry and subsequent recording of the entry for the Clark acquisition.

Accrued Insurance

As described further in Note 1 to the financial statements, Rollins, Inc. (the “Company”) retains, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, and vehicle and equipment liability costs. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. We identified accrued insurance reserves and related expenses (“accrued insurance”) as a critical audit matter.

The principal considerations for our determination that accrued insurance is a critical audit matter are that the accrual for accrued insurance has higher risk of estimation uncertainty due to the loss development factors and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized resulted in auditor judgment when assessing if management’s accrual for accrued insurance was determined utilizing a reasonable basis and was materially correct.

Our audit procedures related to the accrued insurance reserves included the following, among others:

•	We utilized a specialist in evaluating management’s methods and assumptions to ensure the methods provided a reasonable basis for determining reserves including selected loss development factors.
•	We performed a retrospective review of prior projections to current projections to validate that changes in estimated ultimate losses were reasonable.
•	We reconciled claims data to the actuarial information and tested a sample of underlying claims through review of accident reports, insurance claims and legal records to validate information utilized by management in developing the accrual for accrued insurance was complete and accurate.
•	We tested the design and operating effectiveness of key controls relating to accrued insurance, including, but not limited to, controls to (1) validate that claims were reported and submitted accurately and timely, and (2) internal claims data were reconciled to claims data maintained by the third party administrator and submitted to the Company’s actuary to validate information utilized by management in developing the accrual for accrued insurance was complete and accurate.

Implementation of ASC 842

As more fully described in Note 1 to the financial statements, the Company adopted ASC 842, Leases, as of January 1, 2019 which resulted in the recognition of a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability is equal to the present value of future lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. We identified adoption of ASC 842 as a critical audit matter driven primarily by the significant judgment in establishing the lease liability and ROU asset – specifically the discount rate to apply to the future lease payments.

We identified the adoption of ASC 842 as a critical audit matter because it is a substantial change in accounting for leases and as such requires significant auditor judgment in obtaining sufficient and appropriate audit evidence related to management’s determination of the lease liability and ROU asset and their selection of a discount rate to be applied to future lease payments.

Our audit procedures related to the adoption of ASC 842 include the following, among others. We tested the design and operating effectiveness of controls relating to the initial adoption of ASC 842 and ongoing accounting for new leases obtained during the period. We evaluated the independent auditor’s report on operating effectiveness of controls at the Company’s third party lease software vendor, which included testing the design and operating effectiveness of the relevant user controls due to the Company’s reliance on the third party software to appropriately calculate the related ROU asset and lease liability. We verified the completeness of the population of leases that management evaluated as part of the initial impact of adoption and the on-going accounting. We inspected a sample of lease contracts, validated the relevant inputs to the lease software, and recalculated the software’s calculation of the ROU asset and lease liability. We performed procedures to evaluate the appropriateness of the discount rate used by the Company in establishing the ROU asset and lease liability, which included the use of a specialist to evaluate the reasonableness of the discount rate used by management in the initial measurement of the lease liability.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

February 28, 2020

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)

December 31,	2019	2018
ASSETS
Cash and cash equivalents	$94,276	$115,485
Trade receivables, net of allowance for doubtful accounts of $16,699 and $13,285, respectively	122,766	104,016
Financed receivables, short-term, net of allowance for doubtful accounts of $1,675 and $1,845, respectively	22,267	18,454
Materials and supplies	19,476	15,788
Other current assets	51,002	32,278
Total current assets	309,787	286,021
Equipment and property, net	195,533	136,885
Goodwill	572,847	368,481
Customer contracts, net	273,720	178,075
Trademarks and tradenames, net	102,539	54,140
Other intangible assets, net	10,525	11,043
Operating lease, right-of-use assets, net	200,727	—
Financed receivables, long-term, net of allowance for doubtful accounts of $1,284 and $1,536 respectively	30,792	28,227
Benefit plan assets	21,565	—
Prepaid pension	—	5,274
Deferred income taxes	2,180	6,915
Other assets	24,161	19,063
Total assets	$1,744,376	$1,094,124
LIABILITIES
Accounts payable	$35,234	$27,168
Accrued insurance	30,441	27,709
Accrued compensation and related liabilities	81,943	77,741
Unearned revenues	122,825	116,005
Operating lease liabilities-current	66,117	—
Current portion of long-term debt	12,500	—
Other current liabilities	60,975	50,406
Total current liabilities	410,035	299,029
Accrued insurance, less current portion	34,920	33,867
Operating lease liabilities, less current portion	135,651	—
Long-term debt	279,000	—
Deferred income tax liability	9,927	—
Long-term accrued liabilities	59,093	49,320
Total liabilities	928,626	382,216
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 shares authorized, 327,430,846 and 327,308,079 shares issued and outstanding, respectively	327,431	327,308
Paid in capital	89,413	85,386
Accumulated other comprehensive loss	(21,109)	(71,078)
Retained earnings	420,015	370,292
Total stockholders' equity	815,750	711,908
Total liabilities and stockholders' equity	$1,744,376	$1,094,124

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except share information)

Years ended December 31,	2019	2018	2017
REVENUES
Customer services	$2,015,477	$1,821,565	$1,673,957
COSTS AND EXPENSES
Cost of services provided	993,593	894,437	819,943
Depreciation and amortization	81,111	66,792	56,580
Pension settlement loss	49,898	—	—
Sales, general and administrative	623,379	550,698	503,433
Gain on sales of assets, net	(581)	(875)	(242)
Interest expense/(income)	6,917	(220)	(259)
TOTAL COSTS AND EXPENSES	1,754,317	1,510,832	1,379,455
INCOME BEFORE INCOME TAXES	261,160	310,733	294,502
PROVISION FOR INCOME TAXES
Current	65,041	71,442	96,742
Deferred	(7,228)	7,628	18,636
TOTAL PROVISION FOR INCOME TAXES	57,813	79,070	115,378
NET INCOME	203,347	231,663	179,124
INCOME PER SHARE - BASIC	$0.62	$0.71	$0.55
INCOME PER SHARE - DILUTED	$0.62	$0.71	$0.55
Weighted average shares outstanding - basic	327,477	327,291	326,982
Weighted average shares outstanding - diluted	327,477	327,291	326,982
DIVIDENDS PAID PER SHARE	$0.47	$0.47	$0.37

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2019	2018	2017
NET INCOME	$203,347	$231,663	$179,124
OTHER COMPREHENSIVE EARNINGS/(LOSS)
Pension and other postretirement benefit plans, net of tax	45,896	(11,050)	14,159
Foreign currency translation adjustments	4,350	(14,072)	9,960
Interest rate swap, net of tax	(277)	—	—
Other comprehensive earnings/(loss)	49,969	(25,122)	24,119
COMPREHENSIVE EARNINGS	$253,316	$206,541	$203,243

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(in thousands)

	Common Stock		Treasury			Accumulated
	Shares	Amount	Shares	Amount	Paid- In-Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2016	326,688	$326,688	—	$—	$77,452	$(70,075)	$234,480	$568,545
Net Income				—			179,124	179,124
Other comprehensive income
Pension liability adjustment, net of tax						14,159		14,159
Foreign currency translation adjustments						9,960		9,960
Cash dividends							(122,017)	(122,017)
Stock compensation	651	651			11,965		(217)	12,399
Employee stock buybacks	(351)	(351)			(8,012)		117	(8,246)

Balance at December 31, 2017	326,988	$326,988	—	$—	$81,405	$(45,956)	$291,487	$653,924
Net Income				—			231,663	231,663
Other comprehensive income
Pension liability adjustment, net of tax						(11,050)		(11,050)
Foreign currency translation adjustments						(14,072)		(14,072)
Cash dividends							(152,742)	(152,742)
Stock compensation	605	605			13,323		(202)	13,726
Employee stock buybacks	(285)	(285)			(9,342)		86	(9,541)

Balance at December 31, 2018	327,308	$327,308	—	$—	$85,386	$(71,078)	$370,292	$711,908
Impact of adoption of ASC 842							212	212
Net Income				—			203,347	203,347
Other comprehensive income
Pension settlement loss, net of tax						46,022		46,022
Pension liability adjustment, net of tax						(126)		(126)
Foreign currency translation adjustments						4,350		4,350
Interest rate swaps, net of tax						(277)		(277)
Cash dividends							(153,836)	(153,836)
Stock compensation	387	387			13,772			14,159
Employee stock buybacks	(264)	(264)			(9,745)			(10,009)
Balance at December 31, 2019	327,431	$327,431	—	$—	$89,413	$(21,109)	$420,015	$815,750

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$203,347	$231,663	$179,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	79,544	64,675	55,533
Pension settlement loss	49,898	—	—
Provision for deferred income taxes	(7,228)	7,628	18,636
Stock based compensation expense	14,159	13,726	12,399
Provision for bad debts	15,145	13,606	10,455
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(20,151)	(12,549)	(13,661)
Financing receivables	(9,080)	(10,784)	(6,527)
Materials and supplies	(2,151)	(374)	(837)
Other current assets	(14,009)	(7,121)	1,448
Other non-current assets	6,081	11,329	(5,137)
Accounts payable and accrued expenses	(9,925)	(23,820)	(25,691)
Unearned revenue	5,424	4,901	1,222
Accrued insurance	1,915	(686)	4,039
Pension funding	(144)	—	—
Long-term accrued liabilities	(3,637)	(5,922)	4,367
Net cash provided by operating activities	309,188	286,272	235,370
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(430,558)	(76,769)	(130,189)
Capital expenditures	(27,146)	(27,179)	(24,680)
Cash from sale of franchises	617	343	519
Derivative Investments	104	297	(264)
Proceeds from sale of assets	1,758	1,840	370
Investment tax credits	118	93	69
Net cash used in investing activities	(455,107)	(101,375)	(154,175)
FINANCING ACTIVITIES
Borrowings under term loan	250,000	—	—
Borrowings under revolving commitment	190,000	—	—
Repayments of long term debt	(148,500)	—	—
Payment of dividends	(153,836)	(152,742)	(122,017)
Cash paid for common stock purchased	(10,009)	(9,541)	(8,246)
Net cash provided by/(used in) financing activities	127,655	(162,283)	(130,263)
Effect of exchange rate changes on cash	(2,945)	(14,179)	13,333
Net increase (decrease) in cash and cash equivalents	(21,209)	8,435	(35,735)
Cash and cash equivalents at beginning of year	115,485	107,050	142,785
Cash and cash equivalents at end of year	$94,276	$115,485	$107,050
Supplemental disclosure of cash flow information
Cash paid for interest	$6,452	$25	$—
Cash paid for income taxes, net	$75,812	$77,351	$90,702
Non-cash additions to operating lease right-of-use assets	$75,782	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash decreases/(increases) in the minimum pension liability which were charged/(credited) to other comprehensive income were $75.4  million, ($14.8) million, and $19.0 million in 2019, 2018, and 2017, respectively.

Business Combinations —There were $34.2 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2019, $18.1 million in 2018 and $34.0 million for 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018, and 2017, Rollins, Inc. and Subsidiaries

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the “Company”), was originally incorporated in 1948, under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Mexico, Canada, Central and South America, the Caribbean, the Middle East, Asia, Europe, Africa, and Australia. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, LLC. (“Orkin”), a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers directly or through franchise operations, in the United States, Canada, Mexico, Central and South America, the Caribbean, the Middle East, Asia, Europe, and Africa providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin®, and Orkin Canada® trademarks and the AcuridSM service mark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States. The Orkin Canada brand name provides similar brand recognition throughout Canada.

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

Critter Control, a wholly-owned subsidiary of the Company, was acquired by Rollins, Inc. on February 27, 2015. Critter Control was established in 1983 and is headquartered in Traverse City, Michigan. The business is primarily franchised, operating in 40 states and one Canadian province.

Rollins UK was formed as a wholly-owned subsidiary of the Company to acquire Safeguard Pest Control (“Safeguard”) in June 2016. Safeguard is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

Northwest Pest Control, LLC, a wholly-owned subsidiary of the Company founded in 1951, was acquired by Rollins, Inc. in August 2017. Northwest specializes in residential and commercial termite control, pest control, mosquito control, wildlife services, lawn care, insulation, and HVAC services, focusing on the Southeast United States.

On April 30, 2019, the Company acquired Clark Pest Control of Stockton, Inc. (“Clark Pest Control”) located in Lodi, CA. At the time of the acquisition, Clark Pest Control was a leading pest management company in California and the nation’s 8th largest pest management company according to PCT 100 rankings. Clark Pest Control services its customers from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. The Company’s consolidated statements of income include the results of operations of Clark Pest Control for the period beginning April 30, 2019 through December 31, 2019.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has only one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Australia, Europe, Asia, Mexico, Central and South America, the Caribbean, the Middle East, and Africa. The Company’s results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

Principles of Consolidation—The Company’s Consolidated Financial Statements include the accounts of Rollins, Inc. and the Company’s wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company does not consolidate the financial statements of any company in which it has an ownership interest of 50% or less. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity. The Company reclassified certain prior period amounts, none of which were material, to conform to the current period presentation. All material intercompany accounts and transactions have been eliminated.

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

Termite control services (including traditional and baiting) - Rollins provides both traditional and baiting termite protection services. Traditional termite protection uses “Termidor” liquid treatment and/or dry foam and Orkin foam to treat voids and spaces around the property, while baiting termite protection uses baits to disrupt the molting process termites require for growth and offers ongoing protection. Revenue from initial termite treatment services is recognized as services are provided.

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

Termite baiting revenues are recognized based on the transfer of control of the individual units of accounting. At the inception of a new baiting services contract, upon quality control review of the installation, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and servicing of the monitoring stations. A portion of the contract amount is deferred for the undelivered monitoring performance obligation. This portion is recognized as income on a straight-line basis over the remaining contract term, which results in recognition of revenue that depicts the Company’s performance in transferring control of the service. The allocation of the transaction price to the two deliverables is based on the relative stand-alone selling price. There are no contingencies related to the delivery of additional items or meeting other specified performance conditions. Baiting renewal revenue is deferred and recognized over the annual contract period on a straight-line basis that depicts the Company’s performance in transferring control of the service.

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

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees were $1.7 million and $1.6 million for the year ending December 31, 2019 and 2018, respectively.

Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $8.7 million for the year ended December 31, 2019 and $8.8 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unearned revenue when revenue is recognized subsequent to billing. Unearned revenue mainly relates to the Company’s termite baiting offering, conventional renewals, and year-in-advance pest control services for which we have been paid in advance and earn the revenue when we transfer control of the product or service. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. Refer to Note 3 - Revenue for further information, including changes in unearned revenue for the year.

The Company extends terms to certain customers on higher dollar termite and ancillary work, as well as to certain franchisees for initial funding on the sale of franchises. These financed receivables are segregated from our trade receivables. The amounts that are due within one year from the balance sheet dates are classified as short-term financed receivables, and are shown, net of allowance for doubtful accounts, at $22.3 million as of December 31, 2019 and $18.5 million at December 31, 2018. The balances of long-term financed receivables, net of allowance for doubtful accounts, were $30.8 million as of December 31, 2019 and $28.2 million at December 31, 2018 and are included in long-term assets on our consolidated statements of financial position. See Note 6 – Financing Receivables for further information.

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

The Company’s foreign operations accounted for approximately 8% of revenues for each of the years ended December 31, 2019 and 2018.

Allowance for Doubtful Accounts— The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2019, 2018, and 2017.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward. See Recent Accounting Guidance for discussion of the new FASB, ASU 2016-13 which provides updated guidance on measuring expected credit losses to be implemented in 2020.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2019	2018	2017
(in thousands)
Advertising	$81,174	$69,875	$66,115

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments, included in cash and cash equivalents, are stated at cost, which approximates fair market value.

The Company’s $94.3 million of total cash at December 31, 2019, is primarily cash held at various banking institutions. Approximately $74.1 million is held in cash accounts at international bank institutions and the remaining $20.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan.

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future.

At December 31,	2019	2018
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$74,094	$53,613

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

The Company had no marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2019 and 2018. See Note 16 for further details.

Materials and Supplies— Materials and supplies are stated at the lower cost or net realizable value. Cost is determined on the first-in, first-out method.

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

Years ended December 31,	2019	2018	2017
(in thousands)
Depreciation	$36,646	$30,364	$27,381

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

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. Risks above specified limits are managed through either high deductible insurance or a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third-party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective December 10, 2018:

Years Ended December 31,	2019	2018	2017
Net income available to stockholders	$203,347	$231,663	$179,124
Less: Dividends paid
Common Stock	(152,793)	(151,458)	(120,930)
Restricted shares of common stock	(1,042)	(1,284)	(1,087)
Undistributed earnings for the period	$49,512	$78,921	$57,107
Allocation of undistributed earnings:
Common stock	49,144	78,255	56,567
Restricted shares of common stock	368	666	540
Basic and diluted shares outstanding:
Common stock	325,046	324,529	323,891
Restricted shares of common stock	2,431	2,762	3,091
Basic and diluted shares outstanding (in shares)	327,477	327,291	326,982
Basic and diluted earnings per share:
Common stock:
Distributed earnings	$0.47	$0.47	$0.37
Undistributed earnings	0.15	0.24	$0.18
	$0.62	$0.71	$0.55
Restricted shares of common stock
Distributed earnings	$0.43	$0.47	$0.35
Undistributed earnings	0.15	0.24	0.18
	$0.58	$0.71	$0.53

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

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments and cash flow hedge of interest rate risks.

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin, had 50, 47 and 47 domestic franchises as of December 31, 2019, 2018 and 2017, respectively. Transactions with Orkin’s domestic franchises involve sales of customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin franchises were $6.7 million at December 31, 2019 and $6.5 million at December 31, 2018. The Company amortizes the initial domestic franchise fees over the initial franchise term. Deferred domestic Orkin franchise fees were $1.7 million at December 31, 2019 and $1.6 million December 31, 2018. These notes receivable are included as financing receivables and the deferred franchise fees are included in other current liabilities in the accompanying Consolidated Statements of Financial Position. The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to Orkin’s domestic franchises was $5.0 million, $4.9 million, and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, 2018 and 2017, Orkin had 97, 86, and 81 international franchises, respectively. Orkin’s international franchise program began with its first international franchise in 2000 and since has expanded to Mexico, Central and South America, the Caribbean, the Middle East, Asia, Europe, and Africa.

Royalties from Orkin franchises (domestic and international) are accrued and recognized as revenues and are earned on a monthly basis. Revenue from Orkin franchises was $8.7 million for the year ended December 31, 2019 and $8.8 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively.

Rollins’ wholly-owned subsidiary, Critter Control, had 84, 80 and 89 franchises in the United States and Canada as of December 31, 2019, 2018 and 2017, respectively. Transactions with Critter Control franchises involve sales of territories to establish new franchises, initial franchise fees and royalties. The territories and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from Critter Control franchises were $0.9 million and $0.6 million at December 31, 2019 and 2018, respectively. These notes are not guaranteed.  The Company anticipates that should there be any losses from franchisees, these losses would be recouped by terminating the franchisee and re-selling the territory. These amounts are included as financing receivables in the accompanying Consolidated Statements of Financial Position.

Combined domestic and international revenues from Orkin, Critter Control and Australia franchises were $17.1 million for the year ended December 31, 2019 and $14.7 million and $9.7 million for the years ended December 31, 2018 and 2017, respectively. Total franchising revenues were less than 1.0% of the Company’s annual revenues.

Right to access intellectual property (Franchise) - The right to access Orkin’s and Critter Control’s intellectual property is an essential part of Orkin and Critter Control franchising agreements, respectively. These agreements provide the franchisee a license to use the brand name and trademark when advertising and selling services to end customers in their normal course of business. Orkin and Critter Control franchise agreements contain a clause allowing the respective franchisor to purchase certain assets of the franchisee at the conclusion of their franchise agreement or upon termination. This is only an option for the franchisor to re-purchase the assets selected by the franchisor and is not a performance obligation or a form of consideration.

Recent Accounting Guidance

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU was adopted by the Company in 2019. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Recently issued accounting standards to be adopted in 2020 or later

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. Based on our current receivables and forecasts of future macroeconomic conditions, we estimate that the allowance for credit losses reported in our consolidated balance sheet will decrease by an immaterial amount at adoption. We will record the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

2.          ACQUISITIONS

The Company has made 30 and 38 acquisitions during the years ended December 31, 2019, and 2018, respectively, some of which have been disclosed on various press releases and related Current Reports on Form 8-K.

Acquisition of Clark Pest Control:

The Company completed the acquisition of Clark Pest Control on April 30, 2019. Clark Pest Control is a leading pest management company in California and was the nation’s 8th largest pest management company according to PCT 100 rankings at the time of the acquisition, making it the largest Rollins acquisition since the Company acquired HomeTeam Pest Defense in 2008. Clark Pest Control services its customers from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. The Company’s consolidated statements of income include the results of operations of Clark Pest Control for the period beginning April 30, 2019 through December 31, 2019.

The Company engaged an independent valuation firm to determine the allocation of the purchase price to goodwill and identifiable intangible assets. The valuation resulted in the allocation of $191.9 million to goodwill, $112.7 million to customer contracts, and $49.8 million to other intangible assets, principally tradenames. The finite-lived intangible assets, principally customer contracts, are being amortized over periods principally ranging from 5 to 10 years on a straight-lined basis.

The fair values of Clark Pest Control's assets and liabilities, at the date of acquisition, were as follows:

(in thousands)	at April 30, 2019
Assets and liabilities:
Trade accounts receivables	$6,974
Materials and supplies	900
Other current assets	5,367
Equipment and property, net	65,535
Goodwill	191,853
Customer contracts	112,700
Trademarks & tradenames	49,300
Non-compete agreements	500
Accounts payable	(1,929)
Accrued compensation and related liabilities	(5,678)
Unearned revenues	(879)
Contingent Consideration, short-term	(6,777)
Other current liabilities	(5,452)
Other long term liabilities	(9,352)
Accrued insurance, less current portion	(1,870)
Contingent Consideration, long-term	(5,923)
Total	$395,269

The unaudited pro forma financial information presented below gives effect to the Clark Pest Control acquisition as if it had occurred as of the beginning of our fiscal year 2018. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had actually occurred as of the beginning of such years or results which may be achieved in the future.

	12 Months Ended
	December 31,
(in thousands, except per share amounts)	2019	2018
Revenues:
Customer Services	$2,060,280	$1,960,741
Costs And Expenses	1,798,984	1,640,120
Income Before Income Taxes	261,296	320,621
Provision For Income Taxes	57,813	79,070
Net Income	$203,483	$241,551
Net Income Per Share - Basic And Diluted	$0.62	$0.74
Dividends Paid Per Share	$0.47	$0.47
Weighted average participating shares outstanding - basic and diluted	327,477	327,291

Total cash purchase price for the Company’s acquisitions in 2019 and 2018 were $430.6 million and $76.8 million, respectively. The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2019	2018
Accounts receivable	$7,728	$3,558
Materials and supplies	1,378	556
Equipment and property	68,704	7,374
Goodwill	204,162	25,605
Customer contracts	136,344	62,228
Other intangible assets	50,650	6,936
Current liabilities	(18,195)	(21,536)
Other assets and liabilities, net	(7,513)	(3,089)
Total consideration paid	443,258	81,632
Less: Contingent consideration liability	(12,700)	(4,863)
Total cash purchase price	$430,558	$76,769

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

There was no material impact on the Company’s financial statements as a result of adopting ASC 606 for the twelve months ended December 31, 2018.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

Years ended December 31,	2019	2018	2017
(in thousands)
United States	$1,862,698	$1,677,116	$1,541,336
Other Countries	152,779	144,449	132,621
Total Revenues	$2,015,477	$1,821,565	$1,673,957

Revenue from external customers, classified by significant product and service offerings, was as follows:

Years ended December 31,	2019	2018	2017
(in thousands)
Residential revenue	$861,636	$773,932	$705,787
Commercial revenue	770,342	707,386	666,523
Termite completions, bait monitoring and renewals	371,258	332,573	294,982
Other revenues	12,241	7,674	6,665
Total Revenues	$2,015,477	$1,821,565	$1,673,957

Deferred revenue recognized for the year ended December 31, 2019 and 2018 was $165.0 million and $156.6 million, respectively. Changes in unearned revenue were as follows:

At December 31,	2019	2018
(in thousands)
Balance at beginning of year	$127,075	$117,614
Deferral of unearned revenue	174,404	166,053
Recognition of unearned revenue	(164,972)	(156,592)
Balance at end of year	$136,507	$127,075

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be billed and recognized in future periods. The Company has no material contracted not recognized revenue as of December 31, 2019 or December 31, 2018.

At December 31, 2019 and December 31, 2018, the Company had long-term unearned revenue of $13.7 million and $11.1 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

4.          DEBT

The Company entered into a new Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five-year durations commencing on April 29, 2019. In addition, the agreement has provisions to extend the duration beyond the Revolving Commitment Termination date as well as optional prepayments rights at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty. As of December 31, 2019, the Revolving Commitment had outstanding borrowings of $101.5 million and the Term Loan had outstanding borrowings of $190.0 million. As of December 31, 2018, there were no outstanding borrowings. The $291.5 million outstanding borrowings value approximated the fair value at December 31, 2019 based upon interest rates available to the Company as evidenced by debt of other companies with similar credit characteristics. Our effective interest rate on the debt outstanding as of December 31, 2019 was 2.66%. The effective interest rate is comprised of the 1-month LIBOR plus a margin of 87.5 basis points as determined by our leverage ratio calculation.

The aggregate annual maturities of long-term debt were as follows:

(in thousands)	Revolving Commitment	Term Loan	Total
2020	$—	$12,500	$12,500
2021	—	17,188	17,188
2022	—	18,750	18,750
2023	—	23,437	23,437
2024	101,500	118,125	219,625
Total	$101,500	$190,000	$291,500

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

In order to comply with applicable debt covenants, the Company is required to maintain at all times a Leverage Ratio of not greater than 3.00:1.00. The Leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at December 31, 2019 and expects to maintain compliance throughout 2020.

5.           TRADE RECEIVABLES

The allowance for doubtful accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

At December 31,	2019	2018
(in thousands)
Gross trade receivables	$139,465	$117,301
Allowance for doubtful accounts	(16,699)	(13,285)
Net trade receivables	$122,766	$104,016

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

6.          FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

At December 31,	2019	2018
(in thousands)
Gross financing receivables, short-term	$23,942	$20,299
Gross financing receivables, long-term	32,076	29,763
Allowance for doubtful accounts	(2,959)	(3,381)
Net financing receivables	$53,059	$46,681

Total financing receivables, net were $53.1 million and $46.7 million at December 31, 2019 and December 31, 2018, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for doubtful accounts. Gross charge-offs as a percentage of average financing receivables were 5.0% and 3.8% for the twelve months ended December 31, 2019 and December 31, 2018, respectively. Due to the low percentage of charge-off receivables and the high credit worthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their credit worthiness. Interest is not recognized until the 91st day at which time it is recognized retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2019, there were seven accounts that were greater than 180 days past due, which have been fully reserved.

Included in financing receivables are notes receivable from franchise owners. The majority of these notes are low risk as the repurchase of these franchises is guaranteed by the Company’s wholly-owned subsidiary, Orkin Systems, LLC, and the repurchase price of the franchise is currently estimated and has historically been well above the receivable due from the franchise owner. Also included in notes receivables are franchise notes from other brands which are not guaranteed and do not have the same historical valuation.

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-Term Installment receivables, net were $30.8 million and $28.2 million at December 31, 2019 and 2018, respectively.

Rollins establishes an allowance for doubtful accounts to ensure financing receivables are not overstated due to uncollectability. The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain accounts with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that Rollins will recover its investment. The general reserve percentages are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in overall weighted-average risk rating of the portfolio and information derived from competitive benchmarking.

The allowance for doubtful accounts related to financing receivables was as follows

At December 31,	2019	2018
(in thousands)
Balance, beginning of period	$3,381	$2,892
Additions to allowance	2,179	2,161
Deductions, net of recoveries	(2,601)	(1,672)
Balance, end of period	$2,959	$3,381

The following is a summary of the past due financing receivables:

At December 31,	2019	2018
(in thousands)
30-59 days past due	$1,427	$1,566
60-89 days past due	751	777
90 days or more past due	1,412	1,407
Total	$3,590	$3,750

The following is a summary of percentage of gross financing receivables:

At December 31,	2019	2018
Current	93.7%	92.5%
30-59 days past due	2.5%	3.1%
60-89 days past due	1.3%	1.6%
90 days or more past due	2.5%	2.8%
Total	100.0%	100.0%

7.          EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2019	2018
(in thousands)
Buildings	$95,525	$53,339
Operating equipment	120,826	103,429
Furniture and fixtures	19,579	18,476
Computer equipment and systems	193,795	177,441
	429,725	352,685
Less: accumulated depreciation	(267,370)	(240,320)
	162,355	112,365
Land	33,178	24,520
Net equipment and property	$195,533	$136,885

Included in equipment and property, net at December 31, 2019 and 2018, are fixed assets held in foreign countries of $7.7 million, and $7.6 million, respectively.

Total depreciation expense was approximately $36.6 million in 2019, $30.4 million in 2018 and $27.4 million in 2017.

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

At December 31, 2019 and 2018 respectively, the Company had $49.1 million and $30.9 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities.

The table below presents a summary of the changes in fair value for these liabilities.

(in thousands)
Acquisition holdback and earnout liabilities at December 31, 2017	$28,848
New acquisitions and revaluations	15,124
Payouts	(13,193)
Interest on outstanding liabilities	1,082
Charge offset, forfeit and other	(935)
Acquisition holdback and earnout liabilities at December 31, 2018	30,926

New acquisitions and revaluations	34,003
Payouts	(15,994)
Interest on outstanding liabilities	1,973
Charge offset, forfeit and other	(1,776)
Acquisition holdback and earnout liabilities at December 31, 2019	$49,132

9.         GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $572.8 million at December 31, 2019 and $368.5 million as of December 31, 2018. Goodwill increased for the year ended December 31, 2019 due to acquisitions and currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $55.8 million as of December 31, 2019 and $54.9 million as of December 31, 2018.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2019 and 2018 were as follows:

(in thousands)
Goodwill at December 31, 2017	$346,514
Goodwill acquired	25,605
Goodwill adjustments due to currency translation	(3,638)
Goodwill at December 31, 2018	368,481

Goodwill acquired	204,162
Goodwill adjustments due to currency translation	204
Goodwill at December 31, 2019	$572,847

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

The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2019	2018
(in thousands)
Customer contracts	$470,781	$339,864
Less: accumulated amortization	(197,061)	(161,789)
Customer contracts, net	$273,720	$178,075

The carrying amount of customer contracts in foreign countries was $33.5 million as of December 31, 2019 and $37.1 million as of December 31, 2018.

Trademarks and tradenames are amortized on a straight-line basis over the period of its useful life. The Company has determined the assets have useful lives between 7 and 20 years with non-amortizable, indefinite lived tradenames of $94.5 million and $40.5 million as of December 31, 2019 and 2018, respectively.

The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

December 31,	2019	2018
(in thousands)
Trademarks and tradenames	$107,579	$58,471
Less: accumulated amortization	(5,040)	(4,331)
Trademarks and tradenames, net	$102,539	$54,140

The carrying amount of trademarks and tradenames in foreign countries was $3.4 million as of December 31, 2019 and $3.7 million as of December 31, 2018.

Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.

The carrying amount and accumulated amortization for other intangible assets were as follows:

December 31,	2019	2018
(in thousands)
Other intangible assets	$22,023	$22,742
Less: accumulated amortization	(11,498)	(11,699)
Other intangible assets, net	$10,525	$11,043

The carrying amount of other intangible assets in foreign countries was $1.2 million as of December 31, 2019 and $1.6 million as of December 31, 2018.

Included in the table above are non-amortizable, indefinite lived Internet domain names of $2.2 million at December 31, 2019 and 2018, respectively.

Total amortization expense was approximately $44.5 million in 2019, $36.4 million in 2018 and $29.2 million in 2017.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2020	$44,850
2021	42,638
2022	41,086
2023	36,451
2024	31,460

11.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain interest rate risks on our outstanding debt and foreign currency risks arising from our international business operations and global economic conditions. The Company enters into certain derivative financial instruments to lock in certain interest rates, as well as to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate swap arrangements to manage or hedge its interest rate risk. Notwithstanding the terms of the swaps, the Company is ultimately obligated for all amounts due and payable under the Revolving Commitment and the Term Loan (“Credit Facility”). The Company does not use such instruments for speculative or trading purposes.

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $80.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ends on December 31, 2021. As of December 31, 2019, $0.3  million had been recorded as an Accumulated Loss in Other Comprehensive Income (“AOCI”). Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During 2019, $0.1  million was recorded as interest income to offset the floating rate interest expense on our Credit Facility. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective. No swaps existed at December 31, 2018.

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically vanilla foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards recorded in other income/expense and were equal to a net loss of $0.4  million for the twelve months ended December 31, 2019 and a net gain of $0.5  million in 2018. The fair value of the Company’s FX Forwards was recorded in Other Current Liabilities as a net obligation of $0.2 million at December 31, 2019 and in Other Assets of $0.1 million at December 31, 2018.

As of December 31, 2019, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

(in thousands except for number of instruments)	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	$7	$1,050	$726
Sell CAD/Buy USD Fwd Contract	16	20,000	15,218
Total	$23	$—	$15,944

The financial statement impact related to these derivative instruments was insignificant for the years ended December 31, 2019, 2018, and 2017.

12.          INCOME TAXES

The Company's income tax provision consisted of the following:

For the years ended December 31,	2019	2018	2017
(in thousands)
Current:
Federal	$43,593	$49,911	$76,178
State	15,337	13,602	13,406
Foreign	6,111	7,929	7,158
Total current tax	65,041	71,442	96,742
Deferred:
Federal	(5,217)	6,091	17,249
State	(1,518)	1,957	1,610
Foreign	(493)	(420)	(223)
Total deferred tax	(7,228)	7,628	18,636
Total income tax provision	$57,813	$79,070	$115,378

The primary factors causing income tax expense to be different than the federal statutory rate for 2019, 2018 and 2017 are as follows:

For the years ended December 31,	2019	2018	2017
(in thousands)
Income tax at statutory rate	$54,845	$65,254	$103,075
State income tax expense (net of federal benefit)	10,182	12,984	9,979
Foreign tax expense/(benefit)	933	1,186	(1,613)
Foreign tax credit	(242)	(234)	(221)
Repatriation tax under TCJA	(844)	1,233	7,956
Pension settlement	(10,537)	—	—
Restricted Stock Adjustment	(2,973)	(4,420)	(4,064)
Other	6,449	3,067	266
Total income tax provision	$57,813	$79,070	$115,378

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, and other immaterial adjustments.

On December 22, 2017 the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA reduced the corporate tax rate from 35% to 21% and made numerous other tax law changes. In 2017, the SEC issued Staff Accounting Bulletin No. 118 which permitted the recording of provisional amounts related to the impact of the TCJA during a measurement period not to exceed one year. A provisional amount based on reasonable estimates was made with respect to the tax implications associated with the deemed repatriated earnings on foreign subsidiaries based on the initial analysis of the TCJA. Certain tax effects of the TCJA were recognized in the year ended December 31, 2017, resulting in the recording of $11.6 million of additional tax expense. The additional tax of $11.6 million related to the following components: $8.0 million related to the imposition of a tax on deemed repatriated earnings of foreign subsidiaries due to implementation of a territorial tax system, $2.9 million related to re-measurement of deferred tax assets to the 21% tax rate, and $0.7 million related to reductions in tax benefits on stock compensation. During 2018, the Company completed the analysis of earnings and profits of foreign investments. This resulted in the recognition at year ended December 31, 2018 of an additional $1.2 million related to the imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The Company has elected to include the global intangible low-taxed income (GILTI) as part of tax expense in the year incurred.

The Provision for Income Taxes resulted in an effective tax rate of 22.1% on Income Before Income Taxes for the year ended December 31, 2019. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and beneficial adjustments related to the pension settlement.

For 2018 the effective tax rate was 25.4%. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes, tax benefits associated with restricted stock and adjustments due to the TCJA.

For 2017 the effective tax rate was 39.2%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes, adjustments due to the TCJA partially offset by tax benefits associated with restricted stock, and the increase of available foreign tax credits.

During 2019, 2018 and 2017, the Company paid income taxes of $75.8 million, $77.3 million and $90.7 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

December 31,	2019	2018
(in thousands)
Deferred tax assets:
Termite accrual	$786	$812
Insurance and contingencies	18,464	18,136
Unearned revenues	11,506	11,091
Compensation and benefits	11,983	11,238
State and foreign operating loss carryforwards	3,939	5,346
Bad debt reserve	4,312	3,687
Foreign tax credit	3,972	6,664
Other	2,439	2,060
Valuation allowance	(83)	(76)
Total deferred tax assets	57,318	58,958
Deferred tax liabilities:
Depreciation and amortization	(24,981)	(21,237)
Net pension liability	(5,279)	(1,340)
Intangibles and other	(34,805)	(29,466)
Total deferred tax liabilities	(65,065)	(52,043)
Net deferred taxes
Deferred tax assets	$2,180	$6,915
Deferred tax liabilities	$(9,927)	$—

Analysis of the valuation allowance:

December 31,	2019	2018
(in thousands)
Valuation allowance at beginning of year	$76	$24
Increase in valuation allowance	7	52
Valuation allowance at end of year	$83	$76

As of December 31, 2019, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $85.3 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2020 and 2032. Management believes that it is unlikely to be able to utilize approximately $0.4 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.04 million due to foreign net operating losses.

Earnings from continuing operations before income tax included foreign income of $26.7 million in 2019, $22.7 million in 2018 and $22.1 million in 2017. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2019 that, if recognized, would affect the effective tax rate is $0.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2019	2018
(in thousands)
Unrecognized tax benefits at beginning of year	$2,554	$3,148
Additions for tax positions of prior years	844	—
Reductions for tax positions of prior years	(2,554)	(594)
Unrecognized tax benefits at end of year	$844	$2,554

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2012 through 2018. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2012.

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.03 million and $1.0 million as of December 31, 2019 and 2018, respectively. During 2019 the Company recognized interest and penalties of $0.1 million.

13.           ACCRUAL FOR TERMITE CONTRACTS

In accordance with the FASB ASC Topic 450 “Contingencies,” the Company maintains an accrual for termite claims representing the estimated costs of reapplications, repairs and associated labor and chemicals, settlements, awards and other costs relative to termite control services. Factors that may impact future cost include termiticide life expectancy and government regulation.

A reconciliation of changes in the accrual for termite contracts is as follows:

At December 31,	2019	2018
(in thousands)
Accrual for termite claims at beginning of year	$3,219	$4,885
Current year provision	3,014	2,392
Settlements, claims, and expenditures	(3,094)	(4,058)
Accrual for termite claims at end of year	$3,139	$3,219

The accrual for termite contracts is included in other current liabilities, $2.3 million and $2.2 million at December 31, 2019 and 2018, respectively and long-term accrued liabilities, $0.8 million and $1.0 million at December 31, 2019 and 2018, respectively on the Company’s consolidated statements of financial position.

14.         LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of December 31, 2019 and 2018, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants. As of December 31, 2019, the Company had no additional future obligations for leases that had not yet commenced.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(dollars in thousands)
Lease Classification	Financial Statement Classification	Year Ended December 31, 2019
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$351
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	77,412
Total lease expense		$77,763

Other Information:
Weighted-average remaining lease term - operating leases		3.90	Yrs
Weighted-average discount rate - operating leases		3.94%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$76,404
Operating lease right-of-use assets, net		$200,727
Operating lease liabilities-current		$66,117
Operating lease liabilities, less current portion		$135,651

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at December 31, 2019 were as follows:

(in thousands)	Operating Leases
2020	$72,916
2021	58,344
2022	39,790
2023	21,550
2024	10,158
Thereafter	16,623
Total future minimum lease payments	219,381
Less: Amount representing interest	17,613
Total future minimum lease payments, net of interest	$201,768

15.          COMMITMENTS AND CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

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

16.          EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan

The Company maintained several noncontributory tax-qualified defined benefit pension plans (the “Plans”) covering employees meeting certain age and service requirements. The Plans provide benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds the Plans with at least the minimum amount required by ERISA. The Company made a contribution of $0.1 million to the Plans for the year ended December 31, 2019 and no contribution for the years ended December 31, 2018 and 2017.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Retirement Income Plan, although the Company remains obligated to provide employees benefits earned through June 2005.  In September 2019, the Company settled its fully-funded pension plan through a combination of lump sum payments to participants, payments to the Pension Benefit Guaranty Corporation, and the purchase of a group annuity contract. With the completed funding of the plan payout settlements, the Company had approximately $31.8 million of pension assets remaining. The remaining assets were the result of the funded status of the plan, higher take rate of lump sum payment election by participants and optimal pricing of the group annuity contract. The Company has evaluated the ERISA allowable opportunities for utilization of the excess pension assets including funding other employee benefits. The Company used $11.0 million of the $31.8 million to fund its 401(k) match obligation during the year ended December 31, 2019, and plans to continue funding future benefit plan obligations with a possible reversion of any remaining pension assets to the Company per ERISA regulations. The Company recognized a $49.9 million non-cash pension settlement expense from this transition, which is the accounting treatment of the accumulated sum of unrealized losses due to change in actuarial assumptions over the life of the plan. Net of tax, the expense was $26.6 million. As of December 31, 2019, the Company had approximately $21.6 million remaining of benefit plan assets.

The Company includes the Waltham Services, LLC Hourly Employee Pension Plan in the Company’s financial statements. The Waltham Services, LLC Hourly Employee Pension Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for these defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation- Retirement Benefits,” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company currently uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the Plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2019	2018
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year	$208,425	$202,310
Service cost	—	37
Interest cost	4,804	7,926
Actuarial (gain)/loss	(4,156)	11,175
Benefits paid	(8,000)	(13,023)
Settlement	(198,255)	—
Accumulated Benefit obligation at end of year	2,818	208,425
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	213,699	219,905
Settlement	(198,255)	—
Actual return on assets	27,064	6,817
Employer contributions	144	—
Rollins 401(k) funding	(11,049)	—
Benefits paid	(8,000)	(13,023)
Fair value of plan assets at end of year	23,603	213,699
Funded status	$20,785	$5,274

Amounts Recognized in the Statement of Financial Position consist of:
December 31,	2019	2018
(in thousands)
Assets:
Benefit plan assets	$21,565	$—
Prepaid pension	—	5,274
Liabilities:
Long-term accrued liabilities	$780	$—

Amounts Recognized in the Accumulated Other Comprehensive Income consist of:
December 31,	2019	2018
(in thousands)
Net Actuarial Loss	$912	$76,362

The accumulated benefit obligation for the defined benefit pension plans were $2.8 million and $208.4 million at December 31, 2019 and 2018, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Plans. In 2019 and 2017, pension liability pre-tax decreases of $75.4 million and $19.0 million, respectively, were credited, net of tax, to other comprehensive income. In 2018, the pre-tax increase of $14.8 million in the pension liability was charged, net of tax against other comprehensive income.

The following weighted-average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2019	2018	2017
ACCUMULATED BENEFIT OBLIGATION
Discount rate	3.65%	4.00%*	4.00%
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	4.70%	4.05%	4.45%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

*	In 2018, the Company used a termination liability approach in calculating the 2018 discount rate for the Rollins, Inc. Pension plan. The following assumptions were used 1) 3.90%, based on current market conditions, for participants in pay status expected to elect a plan termination annuity; 2) 4.11%, based on current market conditions, for active and terminated participants with deferred benefits expected to elect a plan termination annuity; 3) The IRC 417(e) interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88%), based on plan provisions, for all lump sum eligible expected to elect a plan termination lump sum. The Waltham Services, LLC Hourly Employee Pension Plan applied 4.05% discount rate based on yield curve analysis.

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company utilized a yield curve analysis for the Waltham Services, LLC Hourly Employee Pension Plan for fiscal year’s 2019, 2018 and 2017. For the Rollins, Inc. Defined Benefit Plan, the Company utilized a termination liability approach for fiscal year 2018 and settled the plan in 2019.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2019	2018	2017
(in thousands)
Service cost	$—	$37	$58
Interest cost	4,805	7,926	8,493
Expected return on plan assets	(6,149)	(13,775)	(13,368)
Amortization of net loss	2,396	3,292	3,322
Preliminary net periodic benefit cost/(income)	1,052	(2,520)	(1,495)
Settlement expense	46,419	—	53
Net periodic benefit cost/(income)	47,471	(2,520)	(1,442)

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2019, 2018, and 2017 are summarized as follows :

Years ended December 31,	2019	2018	2017
(in thousands)
Pretax (income)/loss	$(26,634)	$18,056	$(15,597)
Amortization of net loss	(2,396)	(3,292)	(3,322)
Settlement expense	(46,419)	—	(53)
Total recognized in other comprehensive income	$(75,449)	$14,764	$(18,972)

At December 31, 2019 and 2018, the Plan’s assets were comprised of listed common stocks and U.S. government and corporate securities, real estate and other. Included in the assets of the Plan were shares of Rollins, Inc. Common Stock with a market value $1.6 million at December 31, 2018. No shares of Rollins, Inc. Common Stock were held by the Plan at December 31, 2019.

The Plans' weighted average asset allocation at December 31, 2019 and 2018 by asset category, along with the target allocation for 2018, are as follows:

	Target Allocations for			Percentage of plan assets as of December 31,
Asset category	2020			2019	2018
Cash and cash equivalents	0.0%	-	100.0%	72.3%	3.5%
Equity securities - Rollins stock	0.0%	-	40.0%	0.0%	0.4%
Domestic equity - all other	0.0%	-	40.0%	3.8%	0.7%
International equity	0.0%	-	30.0%	1.9%	0.2%
Debt securities - core fixed income	0.0%	-	100.0%	2.1%	91.1%
Real estate	0.0%	-	20.0%	9.5%	2.0%
Alternative/Opportunistic/Special	0.0%	-	20.0%	10.4%	2.1%
Total	0.0%	-	100.0%	100.0%	100.0%

For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are not considering making contributions to the remaining pension plan during fiscal 2020.

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

Fair Value Measurements

Given the funded status of the Rollins, Inc. Plan, the Company has modified the overall investment strategy to mitigate risk related to volatility with asset types by transitioning to a higher percentage of fixed income securities. As such, the Company’s overall investment strategy is to achieve a mix of approximately 50 percent of investments to match long-term pension obligations and 50 percent for near term benefits payments, with a diversification of assets types, fund strategies and fund managers. With the modification of investment strategy, the Company has transitioned the majority of its assets to Fixed-income securities. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2019. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

(in thousands)	Level 1	Level 2	NAV	Total
(1) Cash and cash equivalents	$17,071	$—	$—	$17,071
(2) Fixed income securities	—	499	—	499
Domestic equity securities	—	899	—	899
(3) International equity securities	—	437	—	437
(4) Real estate	—	—	2,235	2,235
(5) Alternative/opportunistic/special	—	—	2,462	2,462
Total	$17,071	$1,835	$4,697	$23,603

The following table presents our plan assets using the fair value hierarchy as of December 31, 2018. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Combined Rollins and Waltham Defined Benefit Plans
(in thousands)	Level 1	Level 2	NAV	Total
(1) Cash and cash equivalents	$7,438	$—	$—	$7,438
(2) Fixed income securities	170,249	474	24,026	194,749
Domestic equity securities
Rollins, Inc. stock	1,582	—	—	1,582
Other securities	—	789	—	789
(3) International equity securities	—	363	—	363
(4) Real estate	—	—	4,204	4,204
(5) Alternative/opportunistic/special	—	—	4,574	4,574
Total	$179,269	$1,626	$32,804	$213,699

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(5)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

There were no purchases, sales or transfers of assets classified as Level 3 in 2019 or 2018.

The estimated future benefit payments over the next five years are as follows:

(in thousands)
2020	$69
2021	76
2022	84
2023	90
2024	110
Thereafter	694
Total	$1,123

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan changed for 2018 and beyond to provide for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which include commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses), up from a matching contribution of fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 6 percent of his or her eligible compensation (which include commissions, overtime and bonuses) in 2017. The charge to expense for the Company match was approximately $25.5 million and $21.1 million for the years ended December 31, 2019 and 2018, respectively and $11.0 million for the year ended December 31, 2017. At December 31, 2019, 2018, and 2017 approximately, 30.8%, 41.7%, and 38.8%, respectively of the plan assets consisted of Rollins, Inc. Common Stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2019, 2018 and 2017.

Nonqualified Deferred Compensation Plan

The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2 thousand per plan year minimum. The Company may make discretionary contributions to participant accounts but has not done so since 2011.

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

At December 31, 2019, the Deferred Compensation Plan had 71 life insurance policies with a net face value of $47.4 million. The cash surrender value of these life insurance policies was worth $22.0 million and $18.3 million at December 31, 2019 and 2018, respectively.

The estimated life insurance premium payments over the next five years are as follows:

(in thousands)
2020	$108
2021	1,550
2022	1,665
2023	1,906
2024	2,417
Total	$7,646

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2019 and 2018.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019	$71	$—	$22,158	$22,229
December 31, 2018	$148	$—	$18,267	$18,415

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

Total expense related to deferred compensation was $250 thousand, $180 thousand, and $230 thousand in 2019, 2018, and 2017, respectively. The Company had $22.2 million and $18.4 million in deferred compensation assets as of December 31, 2019 and 2018, respectively, included within other assets on the Company’s consolidated statements of financial position and $21.2 million and $17.5 million in deferred compensation liability as of December 31, 2019 and 2018, respectively, located within other current liabilities and  long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

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

TLRSs provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. TLRSs vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the one-time grant of restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

In April 2018, the Company granted a one-time issuance of TLRSs on a tiered Company tenure basis to U.S. based employees. The one-time grant vested 100 percent on the first anniversary date of the granted shares. The total shares granted were less than 0.1 million shares. During the year, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the one-time restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

All share and per share information has been adjusted for the three-for-two stock split effective December 10, 2018.

The Company issued time lapse restricted shares of 0.5, 0.6, and 0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2019, approximately 5.5 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight-line basis over the service periods of each award. The Company estimates restricted share forfeiture rates based on its historical experience.

The following table summarizes the components of the Company's stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2019	2018	2017
Time lapse restricted stock:
Pre-tax compensation expense	$14,159	$13,726	$12,399
Tax benefit	(3,597)	(3,486)	(4,799)
Restricted stock expense, net of tax	$10,562	$10,240	$7,600

As of December 31, 2019 and 2018, $41.3 million and $39.2 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 4.0 years and 4.1 years at December 31, 2019 and 2018, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2019, 2018 and 2017:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2016	3,392	$13.47
Forfeited	(51)	14.92
Vested	(1,018)	11.47
Granted	703	22.97
Unvested as of December 31, 2017	3,026	16.33

Forfeited	(35)	19.05
Vested	(910)	13.24
Granted	643	32.25
Unvested as of December 31, 2018	2,724	21.08

Forfeited	(98)	24.61
Vested	(800)	17.39
Granted	484	38.40
Unvested as of December 31, 2019	2,310	$25.84

18.          ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at December 31, 2016	$(49,200)	$(20,875)	$—	$(70,075)
Change during 2017:
Before-tax amount	18,980	9,960	—	28,940
Tax expense	(4,821)	—	—	(4,821)
Other comprehensive earnings/(loss)	14,159	9,960	—	24,119
Balance at December 31, 2017	(35,041)	(10,915)	—	(45,956)
Change during 2018:
Before-tax amount	(14,812)	(14,072)	—	(28,884)
Tax expense	3,762		—	3,762
Other comprehensive earnings/(loss)	(11,050)	(14,072)	—	(25,122)
Balance at December 31, 2018	(46,091)	(24,987)	—	(71,078)
Change during 2019:
Before-tax amount	75,449	4,350	(277)	79,552
Tax expense	(29,553)	—	—	(29,553)
Other comprehensive earnings/(loss)	45,896	4,350	(277)	49,969
Balance at December 31, 2019	$(195)	$(20,637)	$(277)	$(21,109)

19.          RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. R. Randall Rollins is also Chairman, and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on 6 months’ notice. The services covered by these agreements include administration of certain employee benefit programs, and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2019, 2018, and 2017.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $0.8 million for the year ended December 31, 2019 and $0.9 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

In 2014, P.I.A. LLC, a company owned by the Chairman of the Board of Directors, Mr. R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days’ notice. The Company pays $100 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins has the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2019, 2018 and 2017, the Company paid approximately $0.9 million, $0.7 million, and $0.8 million in rent and operating costs for the aircraft respectively. During 2019, 2018 and 2017, respectively, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

On January 24, 2018, the Company pledged a charitable gift of $0.7 million to Emory University Hospital Midtown. The amount will be paid in equal annual installments over the next five years. Dr. Lawley recused himself from the Board of Director’s approval of the gift agreement.

On December 1, 2019, Orkin, a subsidiary of the Company entered into a franchise agreement with Wilson Pest Management, Inc. The franchisee is owned 100% by John Wilson IV. The Company received a total of approximately $0.8 million, which included payment for the franchise and an initial franchise fee of seventy-five thousand dollars in connection with the transaction. The franchise agreement provides for a monthly royalty fee of 9.0% of the franchisee’s reported income. John Wilson IV is the son of John F. Wilson, President and Chief Operating Officer of the Company. The Company approved the agreement in accordance with its Related Party Transactions policy.

20.           UNAUDITED QUARTERLY DATA

(in thousands except per share data)	First	Second	Third	Fourth
2019
Revenues	$429,069	$523,957	$556,466	$505,985
Gross profit (Revenues less cost of services provided)	$211,811	$270,624	$287,748	$251,701
Net Income	$44,226	$64,295	$44,064	$50,762
Income per share:
Income per share-Basic	$0.14	$0.20	$0.13	$0.16
Income per share-Diluted	$0.14	$0.20	$0.13	$0.16
2018
Revenues	$408,742	$480,461	$487,739	$444,623
Gross profit (Revenues less cost of services provided)	$202,599	$249,689	$251,452	$223,389
Net Income	$48,525	$65,542	$66,628	$50,968
Income per share:
Income per share-Basic	$0.15	$0.20	$0.20	$0.16
Income per share-Diluted	$0.15	$0.20	$0.20	$0.16

21.          CASH DIVIDEND

On January 28, 2020, the Board of Directors approved a 14.3% increase in the Company’s quarterly cash dividend per common share to $0.12 payable March 10, 2020 to stockholders of record at the close of business February 10, 2020. On October 22, 2019, the Board of Directors declared its regular $0.105 per share as well as a special year-end dividend of $0.05 per share both payable December 10, 2019 to stockholders of record at the close of business November 11, 2019. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

Based on management’s evaluation as of December 31, 2019, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 23.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.	Other Information

None.

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

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2020 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2019.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Plan Category	( A )	( B )	( C )
Equity compensation plans approved by security holders	2,310,101		5,466,484
Equity compensation plans not approved by security holders	—	—	—
Total	2,310,101	—	5,466,484	(1)
1.	Includes 5,466,484 shares available for grant under the 2018 Employee Stock Incentive Plan. The 2018 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

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
66

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

(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4)(a)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(4)(b)	Description of Registrant’s Securities.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)

Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, SunTrust Bank and Bank of America, N.A.
(10) (k)	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative.
(10) (l)	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership.
(10) (m)	Real Estate Purchase Agreement by and between RCI - King, Inc., and Clarksons California Properties, a California limited partnership.

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Schema Document
(101.CAL)	Inline XBRL Calculation Linkbase Document
(101.LAB)	Inline XBRL Labels Linkbase Document
(101.PRE)	Inline XBRL Presentation Linkbase Document
(101.DEF)	Inline XBRL Definition Linkbase Document
68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Vice Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	February 28, 2020	Date:	February 28, 2020

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Henry B. Tippie, Lead Director
James B. Williams, Director
Bill J. Dismuke, Director
Thomas J. Lawley, MD, Director
John F. Wilson, Director
Pam R. Rollins, Director

/s/ Gary W. Rollins
Gary W. Rollins
As Attorney-in-Fact & Director
February 28, 2020
69

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

70

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Doubtful Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2019	$16,666	$15,145	$(12,153)	$19,658
Year ended December 31, 2018	$14,706	$13,606	$(11,646)	$16,666
Year ended December 31, 2017	$14,600	$10,455	$(10,349)	$14,706

71

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4)(a)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(4)(b)	Description of Registrant’s Securities.
(10.1)+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, SunTrust Bank and Bank of America, N.A.
(10) (k)	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative.
(10) (l)	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, a California limited partnership.
(10) (m)	Real Estate Purchase Agreement by and between RCI - King, Inc., and Clarksons California Properties, a California limited partnership.

72

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Schema Document
(101.CAL)	Inline XBRL Calculation Linkbase Document
(101.LAB)	Inline XBRL Labels Linkbase Document
(101.PRE)	Inline XBRL Presentation Linkbase Document
(101.DEF)	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Confidential treatment has been requested for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.
73