Form 10-Q
period 2020-03-31
ROLLINS INC
filed 2020-04-30
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

__________________________

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

Rollins, Inc. had 327,767,449 shares of its $1 par value Common Stock outstanding as of April 17, 2020.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2020, AND DECEMBER 31, 2019

(in thousands except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$92,582	$94,276
Trade receivables, net of allowance for doubtful accounts of $11,861 and $16,699, respectively	123,166	122,766
Financed receivables, short-term, net of allowance for doubtful accounts of $1,805 and $1,675, respectively	22,209	22,267
Materials and supplies	21,527	19,476
Other current assets	45,346	51,002
Total current assets	304,830	309,787
Equipment and property, net	194,854	195,533
Goodwill	596,067	572,847
Customer contracts, net	279,361	273,720
Trademarks & tradenames, net	104,863	102,539
Other intangible assets, net	10,314	10,525
Operating lease, right-of-use assets	207,975	200,727
Financed receivables, long-term, net of allowance for doubtful accounts of $1,248 and $1,284 respectively	33,952	30,792
Benefit plan assets	15,639	21,565
Deferred income taxes	1,961	2,180
Other assets	21,663	24,161
Total assets	$1,771,479	$1,744,376
LIABILITIES
Accounts payable	$36,844	35,234
Accrued insurance	30,739	30,441
Accrued compensation and related liabilities	68,289	81,943
Unearned revenues	129,352	122,825
Operating lease liabilities - current	69,094	66,117
Current portion of long-term debt	12,500	12,500
Other current liabilities	71,050	60,975
Total current liabilities	417,868	410,035
Accrued insurance, less current portion	34,921	34,920
Operating lease liabilities, less current portion	140,152	135,651
Long-term debt	307,300	279,000
Deferred income tax liability	14,257	9,927
Long-term accrued liabilities	56,610	59,093
Total liabilities	971,108	928,626
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 and 375,000,000 shares authorized, 327,767,449 and 327,430,846 shares issued and outstanding, respectively	327,767	327,431
Paid in capital	84,865	89,413
Accumulated other comprehensive loss	(38,711)	(21,109)
Retained earnings	426,450	420,015
Total stockholders’ equity	800,371	815,750
Total liabilities and stockholders’ equity	$1,771,479	$1,744,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES
Customer services	$487,901	$429,069
COSTS AND EXPENSES
Cost of services provided	251,152	217,258
Depreciation and amortization	21,597	16,683
Sales, general and administrative	157,862	139,530
Gain on sale of assets, net	(275)	(181)
Interest expense/(income), net	2,165	(274)
INCOME BEFORE INCOME TAXES	55,400	56,053
PROVISION FOR INCOME TAXES	12,132	11,827
NET INCOME	$43,268	$44,226
NET INCOME PER SHARE - BASIC AND DILUTED	$0.13	$0.14
DIVIDENDS PAID PER SHARE	$0.12	$0.11
Weighted average participating shares outstanding - basic and diluted	327,682	327,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$43,268	$44,226
Other comprehensive (loss)/earnings
Foreign currency translation adjustments	(16,868)	2,342
Change in derivatives	(734)	—
Other comprehensive (loss)/earnings	(17,602)	2,342
Comprehensive earnings	$25,666	$46,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Impact of adoption of ASC 842	—	—	—	—	212	212
Net Income	—	—	—	—	44,226	44,226
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	2,342	—	2,342
Cash dividends	—	—	—	—	(34,332)	(34,332)
Stock compensation	464	464	3,425	—	—	3,889
Employee stock buybacks	(242)	(242)	(8,879)	—	—	(9,121)
Balance at March 31, 2019	327,530	$327,530	$79,932	$(68,736)	$380,398	$719,124

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at December 31, 2019	327,431	$327,431	$89,413	$(21,109)	$420,015	$815,750
Impact of adoption of ASC 326	—	—	—	—	2,484	2,484
Net Income	—	—	—	—	43,268	43,268
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(16,868)	—	(16,868)
Change in derivatives	—	—	—	(734)	—	(734)
Cash dividends	—	—	—	—	(39,317)	(39,317)
Stock compensation	555	555	3,264	—	—	3,819
Employee stock buybacks	(219)	(219)	(7,812)	—	—	(8,031)
Balance at March 31, 2020	327,767	$327,767	$84,865	$(38,711)	$426,450	$800,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$43,268	$44,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,597	16,683
Provision for deferred income taxes	2,999	3,327
Provision for bad debts	2,288	1,682
Stock-based compensation expense	3,819	3,889
Other, net	(615)	(591)
Changes in operating assets and liabilities	18,607	(7,794)
Net cash provided by operating activities	91,963	61,422
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(47,586)	(7,041)
Purchases of equipment and property	(6,674)	(6,481)
Proceeds from sales of franchises	267	395
Other	941	569
Net cash used in investing activities	(53,052)	(12,558)
FINANCING ACTIVITIES
Payment of contingent consideration	(2,040)	(2,807)
Repayment of term loan	(35,700)	—
Borrowings on revolving commitment	64,000	—
Cash paid for common stock purchased	(8,031)	(9,121)
Dividends paid	(39,317)	(34,332)
Net cash used in financing activities	(21,088)	(46,260)
Effect of exchange rate changes on cash	(19,517)	(1,482)
Net (decrease)/increase in cash and cash equivalents	(1,694)	1,122
Cash and cash equivalents at beginning of period	94,276	115,485
Cash and cash equivalents at end of period	$92,582	$116,607
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$27,894	6,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”) for the year ended December 31, 2019 other than updates related to Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments as noted below. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2019 Annual Report on Form 10-K.

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

The global response to the COVID-19 pandemic has triggered an economic downturn. The pest control industry has been designated as “essential” by the Department of Homeland Security and the Company has been able to remain operational in every part of the world in which it operates. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements, and it was determined that there were some adverse impacts on the Company’s results of the first quarter ended March 31, 2020. The Company’s business, results of operations and financial condition will be impacted by future developments related to the COVID-19 pandemic, but the magnitude of such impacts cannot be determined at this time.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature, but complicated by the uncertainty surrounding the global economic impact of the COVID-19 pandemic. We began to experience this impact in mid-March 2020 and expect it to persist and be more significant in the second quarter of 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year.

The Company has only one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, a few customers, or the Company’s foreign operations.

The Company reclassified certain prior period amounts in the Statement of Cash Flows from Operating Activities to Financing Activities for payment of contingent consideration to conform to the current period presentation.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The Company adopted ASU 2016-13 effective January 1, 2020 and recognized the decrease in the allowance for doubtful accounts, net of tax, as a $2.5 million increase to beginning retained earnings.

The Company is exposed to credit losses primarily related to accounts receivables and financed receivables derived from customer services revenue.  To reduce credit risk for residential pest control accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.

ROLLINS, INC. AND SUBSIDIARIES

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current and economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Below is a rollforward of the Company’s allowance for credit losses for the three months ended March 31, 2020.

Schedule of Roll Forward of the Company's Allowance for Credit Losses

	Allowance for Doubtful Accounts
	Trade Receivables	Financed Receivables	Total Receivables
Balance at January 1, 2020	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Adjusted balance at January 1, 2020	13,369	2,959	16,328
Provision for expected credit losses	1,553	734	2,287
Write-offs charged against the allowance	(3,779)	(640)	(4,419)
Recoveries collected	908	—	908
Currency conversion	(190)	—	(190)
Balance at March 31, 2020	$11,861	$3,053	$14,914

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The Company adopted ASU 2017-04 effective January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its future consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The updated accounting guidance modified the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. The Company adopted ASU 2018-13 effective January 1, 2020 and the adoption did not materially impact its financial statement disclosures.

ROLLINS, INC. AND SUBSIDIARIES

Recently issued accounting standards to be adopted in 2021 or later

In December, 2019, the FASB issued ASU No. 2019-12 Income Taxes (topic 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2021. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2020	2019
United States	$452,346	$394,000
Other countries	35,555	35,069
Total Revenues	$487,901	$429,069

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2020	2019
Residential revenue	$204,657	$172,507
Commercial revenue	183,315	169,671
Termite completions, bait monitoring, & renewals	94,227	80,250
Franchise revenues	3,417	3,261
Other revenues	2,285	3,380
Total Revenues	$487,901	$429,069

NOTE 4.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

ROLLINS, INC. AND SUBSIDIARIES

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended
	March 31,
	2020	2019
Basic and diluted earnings per share
Common stock	$0.13	$0.14
Restricted shares of common stock	$0.12	$0.12

NOTE 5.	CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage.  In addition, the Company defends employment-related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

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

At March 31, 2020 and 2019, the Company had $51.3 million and $29.0 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended March 31,
(in thousands)	2020	2019
Beginning	$49,131	$30,926
New acquisitions and revaluations	4,489	1,557
Payouts	(2,040)	(2,807)
Interest on outstanding contingencies	583	212
Charge offset, forfeit and other	(835)	(889)
Ending Balance	$51,328	$28,999

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.	UNEARNED REVENUE

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be invoiced and recognized in future periods. Deferred revenue recognized in the three months ended March 31, 2020 and 2019 were $42.7 million and $40.0 million, respectively. Changes in unearned revenue were as follows:

Changes in unearned revenue were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of year	$136,507	$127,075
Deferral of unearned revenue	49,552	47,737
Recognition of unearned revenue	(42,707)	(39,958)
Balance at end of period	$143,352	$134,854

The Company has no material contracted, but not recognized revenue as of March 31, 2020 or December 31, 2019.

At March 31, 2020 and December 31, 2019, the Company had long-term unearned revenue of $14.0 million and $13.7 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2029.

NOTE 8.	LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of March 31, 2020 and December 31, 2019, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands)
Lease Classification	Financial Statement Classification	Three Months Ended March 31, 2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	76
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	20,717
Total lease expense		20,793

Other Information
Weighted-average remaining lease term – operating leases		3.84
Weighted-average discount rate – operating leases		3.93
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		20,477

ROLLINS, INC. AND SUBSIDIARIES

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at March 31, 2020 were as follows:

(in thousands)	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$58,250
2021	65,533
2022	47,137
2023	27,744
2024	11,624
2025	7,382
Thereafter	10,723
Total Future Minimum Lease Payments	228,393
Less: Amount representing interest	19,147
Total future minimum lease payments, net of interest	$209,246

Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $96.8 million for building leases and $131.6 million for vehicle leases. As of March 31, 2020, the Company had no additional future obligations for leases that had not yet commenced.

Future commitments presented in the table above exclude lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option.

NOTE 9.	DEBT

The Company entered into a Credit Agreement with SunTrust Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend each term beyond the Revolving Commitment termination date as well as optional prepayment rights at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty. As of March 31, 2020, the Revolving Commitment had outstanding borrowings of $133.0 million and the Term Loan had outstanding borrowings of $186.8 million. As of December 31, 2019, the Revolving Commitment had outstanding borrowings of $101.5 million and the Term Loan had outstanding borrowings of $190.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2020.

NOTE 10.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2020, the Company paid $39.3 million or $0.12 per share in cash dividends compared to $34.3 million or $0.105 per share during the same period in 2019.

The Company did not repurchase shares on the open market during either of the first quarters ended March 31, 2020 or 2019.

ROLLINS, INC. AND SUBSIDIARIES

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $8.0 million and $9.1 million for the quarters ended March 31, 2020 and 2019, respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. At March 31, 2020, approximately 4.9 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Time lapse restricted stock:
Pre-tax compensation expense	$3,819	$3,889
Tax benefit	(837)	(821)
Restricted stock expense, net of tax	$2,982	$3,068

-The following table summarizes information on unvested restricted stock outstanding as of March 31, 2020:

	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2019	2,310	$25.84
Forfeited	(16)	24.28
Vested	(626)	19.76
Granted	572	36.73
Unvested Restricted Stock at March 31, 2020	2,240	$30.42

At March 31, 2020 and December 31, 2019, the Company had $58.1 million and $41.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.4 years and 4.0 years, respectively.

NOTE 11.	PENSION AND POST RETIREMENT BENEFIT PLAN

During September 2019, the Company settled its fully-funded pension plan. At December 31, 2019, $21.6 million of pension assets remained available to fund other employee benefits. The Company used $5.9 million to fund its 401(k)-match obligation during the quarter ended March 31, 2020, and plans to continue funding future benefit plan obligations, with a possible reversion of any remaining pension assets to the Company per ERISA regulations. As of March 31, 2020, the Company had approximately $15.6 million remaining of benefit plan assets.

ROLLINS, INC. AND SUBSIDIARIES

Components of Net Pension Benefit Loss/(Gain)

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest and service cost	$25	$924
Expected return on plan assets	(35)	(30)
Amortization of net loss	25	892
Net periodic benefit	$15	$1,786

During the three months ended March 31, 2020, and the same period in 2019, the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2019.

NOTE 12.	BUSINESS COMBINATIONS

The Company made seven acquisitions during the three-month period ended March 31, 2020, and 30 acquisitions for the year ended December 31, 2019, some of which have been disclosed on various press releases and related Current Reports on Form 8- K. For the seven acquisitions so far in 2020, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

Schedule of Assets Acquired and Liabilities assumed recorded at the date of acquisition.

March 31, 2020
Accounts receivable, net	$1,556
Materials and supplies	103
Equipment and property	2,850
Goodwill	26,505
Customer contracts	22,027
Other intangible assets	3,029
Current liabilities	(6,827)
Other assets and liabilities, net	2,987
Total consideration paid	$52,230
Less: Contingent consideration liability	(4,644)
Total cash purchase price	$47,586

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. For the three-month period ending March 31, 2020, $26.5 million of goodwill was added related to the seven acquisitions noted above. The cumulative carrying amount of goodwill was $596.1 million and $572.8 million at March 31, 2020 and December 31, 2019, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $53.9 million at March 31, 2020 and $55.8 million at December 31, 2019.

The Company completed its most recent annual impairment analysis as of September 30, 2019. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $279.4 million and $273.7 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of trademarks and tradenames was $104.9 million and $102.5 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets was $10.3 and $10.5 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of customer contracts in foreign countries was $32.9 million and $33.5 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.1 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets in foreign countries was $1.0 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of March 31, 2020 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$279,361	3-12
Trademarks and tradenames	104,863	N/A-20
Non-compete agreements	4,505	3-20
Patents	1,461	3-15
Other assets	2,121	10
Internet domains	2,227	N/A
Total customer contracts and other intangible assets	$394,538

NOTE 13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $80.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ends on December 31, 2021. As of December 31, 2019, $0.3 million had been recorded as an Accumulated Loss in Other Comprehensive Income (“AOCI”). An additional loss of $0.7 million was recorded in AOCI in the three months ending March 31, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the first three months as of March 31, 2020, $0.1 million was recorded as interest income to offset the floating rate interest expense on our Credit Facility. The fair value of the Company’s interest rate swaps was recorded as $0.8 million in Other Current Liabilities and $0.2 in Long-Term Liabilities for a combined obligation of $1.0 million at March 31, 2020. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Other Current Liabilities and $0.1 in Long-Term Liabilities for a combined obligation of $0.3 million at December 31, 2019. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically vanilla foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards recorded in other income/expense and were equal to a net gain of $1.1 million for the three months ended March 31, 2020 and a net loss of $0.1 million for the three months ending March 31, 2019. The fair value of the Company’s FX Forwards was recorded as $0.6 million in Other Current Assets at March 31, 2020 and was a net obligation of $0.2 million in Other Current Liabilities at December 31, 2019.

As of March 31, 2020, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	4	$600	$416
Sell CAD/Buy USD Fwd Contract	10	$12,000	$9,127
Total	14		$9,543

The financial statement impact related to these derivative instruments was insignificant for the 3 months ended March 31, 2020 and year ended December 31, 2019.

NOTE 14.	SUBSEQUENT EVENTS

On April 28, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share on June 10, 2020 to stockholders of record at the close of business May 11, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 29, 2020, the Company reported first quarter revenues of $487.9 million, an increase of 13.7% over the prior year’s first quarter revenue of $429.1 million. Rollins’ net income decreased 2.2% to $43.3 million, or $0.13 per diluted share for the first quarter ended March 31, 2020, compared with $44.2 million, or $0.14 per diluted share for the same period in 2019.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

COVID-19 Pandemic Impact

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and financial results have been, and may continue to be, adversely impacted by the COVID-19 pandemic and by related government actions (including declared states of emergency and quarantine, “shelter-in-place” or similar orders), non-governmental agency recommendations and public perceptions, all of which have led to disruption in global economic and labor market conditions. While many businesses have been required to temporarily close to slow the spread of the virus, pest control has been designated as “essential” by the Department of Homeland Security. We have been able to remain operational in every part of the world in which we operate, and we are keeping most of our employees working to benefit our customers at this time.

Our immediate concern is for the safety and welfare of our employees and customers. To keep their health protected, we have adopted numerous safety initiatives including providing personal protective equipment (PPE) for all of our technicians (masks, booties, gloves, coveralls, etc.). We have also implemented numerous initiatives to disinfect our devices, implement social distancing guidelines, and provide contact-free services.

To address ongoing cash flow and liquidity risks, we have taken certain steps to reduce or delay certain controllable expenses across our various brands, including the following, among others:

•	Reduced salaries of select management personnel,
•	Canceled all non-essential capital expenditures,
•	Deferred normally scheduled annual compensation merit increases for some locations,
•	Canceled all non-essential business travel, meetings and training programs,
•	Eliminated non-essential contractor and temporary services,
•	Implemented work hour reductions for select personnel, and
•	Furloughed some personnel while continuing benefits for up to 90 days.

Customer retention during the pandemic is less predictable, and of greater immediate concern. Our residential pest control business has remained consistent with seasonal trends, especially as temperatures rise across the U.S. and pest activity increases. Through the date of this filing, our commercial pest control business has been more adversely impacted, as it crosses multiple industries such as healthcare, food processing, logistics, grocery, retail and hospitality. Each of these industries is being impacted differently by the pandemic. Many of our commercial customers continue to operate as “essential” businesses; however, there are others that have temporarily closed and have suspended our commercial pest control services.

We expect that the impact of COVID-19 on general economic activity will negatively impact our new customer sales demand. We began to experience this impact in mid-March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist for the remainder of 2020 and possibly beyond, the degree of the impact will depend on the extent and duration of the economic contraction.

To enhance our sales demand, we continue to innovate where we see opportunity. In record time, our team developed a new disinfection service that is rapidly being deployed at Orkin called VitalClean™. The successful offering of this new service to our customers will help to ensure the long-term strength of the company.

While we have a substantial amount of intangible assets on our balance sheet, we currently anticipate the economy will rebound as the shelter-in-place and business-shuttering mandates are lifted. We currently do not anticipate any significant long-term loss in revenues or cash flows that would approach a level for impairment of intangible assets.

All of our critical supply-chain vendors have remained operational, and we have engaged additional new sources to supplement our existing suppliers, especially for critical PPE and other COVID-19-related items. Fleet suppliers and support vendors continue to serve our needs.

ROLLINS, INC. AND SUBSIDIARIES

Revenue

Revenues for the first quarter ended March 31, 2020 increased $58.8 million, or 13.7%, to $487.9 million compared to $429.1 million for the first quarter ended March 31, 2019.  Growth occurred across all service lines. Approximately 8.6 percentage points of the 13.7% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 5.1 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the first quarter ended March 31, 2020, commercial pest control revenue approximated 38% of the Company’s revenues, residential pest control approximated 42% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing the first quarter of 2020 to the first quarter 2019, the Company’s commercial pest control revenue increased 8.0%, residential pest control revenue increased 18.6%, and termite and ancillary services revenue increased 17.4%. Foreign operations accounted for approximately 7% and 8% of total revenues during the first quarters of 2020 and 2019, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2020	2019	2018
First Quarter	$487,901	$429,069	$408,742
Second Quarter	—	523,957	480,461
Third Quarter	—	556,467	487,739
Fourth Quarter	—	505,985	444,623
Year ended December 31,	$487,901	$2,015,478	$1,821,565

Revenues are also impacted by the Company’s acquisitions.  For the first quarters ended March 31, 2020, 2019, and 2018, acquisitions increased revenues by $37.0 million, $4.5 million, and $16.0 million, respectively.

Cost of Services Provided

Cost of Services provided for the first quarter ended March 31, 2020 increased $33.9 million, or 15.6%, to $251.2 million, compared to $217.3 million for the first quarter of the prior year. Gross Margin for the first quarter of 2020 was 48.5%, down 0.9 percentage points from 49.4% for the first quarter of 2019. The quarter experienced higher expense percent growth in the following areas: higher auto, workers compensation and general liability insurance premiums and claim payments; personnel-related expenses from an increase in medical claim activity and from benefits accrued for furloughed service technicians  ; materials and supplies expended for additional PPE for employee safety, and higher service salaries as acquired businesses are yet to achieve the operational efficiencies experienced within our organic base. Service salaries, materials and supplies and fleet are more variable in nature, and have increased with the production of the 13.7% additional revenue for the period.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter ended March 31, 2020 increased $4.9 million to $21.6 million, an increase of 29.5% from the same period in the prior year. Depreciation increased $2.0 million due to acquisitions and equipment purchases while amortization of intangible assets increased $2.9 million due to the amortization of customer contracts from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

Sales, General and Administrative Expenses for the first quarter ended March 31, 2020 increased $18.3 million, or 13.1%, to $157.9 million, or 32.4% of revenues, down 0.1 percentage points from $139.5 million, or 32.5% of revenues for the first quarter ended March 31, 2019.  The Company experienced higher expense growth in telecommunication expenses and additional reserves for bad debt risks. These were offset by lower expense growth in administrative salaries, fleet, advertising, and professional services.

Interest Expense, Net

Net interest expense for the first quarter ended March 31, 2020 was $2.2 million compared to net interest income of $0.3 million for the same period last year, primarily due to the implementation of our Credit Facility in April 2019 to fund acquisition growth.

Income Taxes

The effective tax rate was 21.9% for the first quarter ended March 31, 2020 and 21.1% for the first quarter ended March 31, 2019.  The increase to the effective tax rate for first quarter ended March 31, 2020 was primarily due to reductions in certain beneficial deductions.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $92.0 million and $61.4 million for the three months ended March 31, 2020 and 2019, respectively. The Company made no contributions to its sole remaining defined benefit retirement plan during the three months ending March 2020 and 2019 and had approximately $15.6 million of benefit plan assets remaining from the 2019 pension plan settlement.

The Company invested approximately $6.7 million in capital expenditures, exclusive of expenditures for business acquisitions, during the three months ended March 31, 2020, compared to $6.5 million during the same period in 2019. Non-essential capital expenditures for 2020 have been cancelled in response to the pandemic crisis. Capital expenditures for the first three months consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the three months ended March 31, 2020, the Company made expenditures for acquisitions totaling $47.6 million, compared to $7.0 million during the same period in 2019. A total of $39.3 million was paid in cash dividends ($0.12 per share), compared to $34.3 million or ($0.105 per share) during the same period in 2019. On April 28, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08  per share payable June 10, 2020 to stockholders of record at the close of business May 11, 2020, to be funded with existing cash balances and available credit facilities. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company did not repurchase shares of its common stock on the open market during the first three months of 2020 or during the same period in 2019. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $8.0 million and $9.1 million of common stock for the first three months ended March 31, 2020 and 2019, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

ROLLINS, INC. AND SUBSIDIARIES

The Company’s balance sheet as of March 31, 2020 and December 31, 2019 includes short-term unearned revenues of $129.4 million and $122.8 million, respectively, representing approximately 6% of our annual revenue. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $92.6 million at March 31, 2020 is held at various banking institutions. Approximately $64.2 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2019, other than ASC 326.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s belief that its business, results of operations, financial condition and/or liquidity may be impacted by future developments related to the COVID-19 pandemic; the Company’s expectation that the impact of COVID-19 on general economic activity will negatively impact our new customer sales demand and that this impact will further persist for the remainder of 2020 and beyond, with the degree of the impact depending upon the extent and duration of the economic contraction; the Company’s plan to keep most of its employees working to benefit its customers at this time; the Company’s ability to innovate to enhance sales demand; the Company’s anticipation that the economy will rebound as the shelter-in-place and business-shuttering mandates are lifted; the Company’s belief that it will not experience any significant long-term loss in revenues or cash flows related to the COVID-19 pandemic that would approach any level of intangible impairment; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; the Company’s plans to suspend future services for customers with past due balances; the Company’s intention that its floating-to-fixed interest rate swap for an aggregate notional amount of $80.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective; statements regarding management’s expectation regarding the effect of the ultimate resolution and guidance of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s expectation that its leverage ratio will remain in compliance with its debt covenants through 2020; our expectation that the Company will continue to pay cash dividends to common stockholders, subject to earnings and financial condition of the Company; our intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan; the Company’s plan to continue funding future benefit plan obligations with a possible reversion of any remaining pension assets to the Company in compliance with ERISA regulations; the Company’s expectation that it will forego non-essential capital expenditures for the remainder of 2020; the Company’s expectation to maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward; the Company’s belief  that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; the Company’s estimation regarding the reclassification of accumulated other comprehensive income related to derivatives; and the Company’s belief that no changes in our internal control over financial reporting during the first quarter were identified that are reasonably likely to materially affect our internal control over financial reporting.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2020 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations and financial condition; the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security;  the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights;  the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.  All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found herein in Item 1A and in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The Company does not undertake to update its forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $133.0 million revolving credit facility and $186.8 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 13 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting. As of March 31, 2020, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in Part I., Item 1A. of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, to include the following risk factor: Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and financial results have been, and may continue to be, adversely impacted by the COVID-19 pandemic and by related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions, all of which have led to disruption in global economic and labor market conditions. These effects have had an adverse impact on our business, including reduced demand for our commercial pest control services, which have contributed to a decline in revenues and other adverse impacts on our financial results. Other potential impacts of the spread of COVID-19 include continued or expanded closures of our customers' facilities, the possibility our customers will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, either of which could impact our liquidity, and the possibility that various government-sponsored programs to provide economic relief will be inadequate. Further, we may continue to experience adverse financial impacts if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise. As a result of these observed and potential developments, we expect our business, operations and financial results to continue to be negatively affected. There are numerous uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the extent and duration of travel restrictions and business closures imposed by the governments of impacted countries, and the effects these and other factors have on underlying economic and labor market conditions. As a result, we cannot accurately predict the ultimate effects, which could be material, of the COVID-19 pandemic on our business, operations and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the third quarter ended March 31, 2020 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
January 1 to 31, 2020	213,732	$36.52	—	7,610,416
February 1 to 29, 2020	1,351	39.60	—	7,610,416
March 1 to 31, 2020	4,289	40.12	—	7,610,416
Total	219,372	$39.60	—	7,610,416

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: January 2020: 213,732; February 2020: 1,351; and March 2020: 4,289.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.
23

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.
	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

		(ii)	Amended and Restated By-laws of Rollins, Inc., incorporated herein by reference to exhibit 3(ii) as filed with its Form 10-Q for the quarter ended March 31, 2017.

		(4)(a)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(101.LAB)	Inline XBRL Label Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
+	Portions of this exhibit (indicated by asterisks) have been omitted.
24

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 30, 2020	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
25