Form 10-Q
period 2020-06-30
ROLLINS INC
filed 2020-07-31
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Commission File Number 1-4422

ROLLINS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0068479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Piedmont Road, N.E., Atlanta, Georgia

(Address of principal executive offices)

30324

(Zip Code)

(404) 888-2000

(Registrant’s telephone number, including area code)

________________

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

Rollins, Inc. had 327,758,819 shares of its $1 par value Common Stock outstanding as of July 16, 2020.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2020, AND DECEMBER 31, 2019

(in thousands except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$134,829	$94,276
Trade receivables, net of allowance for doubtful accounts of $16,452 and $16,699, respectively	129,297	122,766
Financed receivables, short-term, net of allowance for doubtful accounts of $1,810 and $1,675, respectively	23,285	22,267
Materials and supplies	34,064	19,476
Other current assets	41,626	51,002
Total current assets	363,101	309,787
Equipment and property, net	191,141	195,533
Goodwill	602,310	572,847
Customer contracts, net	275,782	273,720
Trademarks & tradenames, net	104,760	102,539
Other intangible assets, net	10,176	10,525
Operating lease, right-of-use assets	214,874	200,727
Financed receivables, long-term, net of allowance for doubtful accounts of $1,204 and $1,284 respectively	38,281	30,792
Benefit plan assets	9,312	21,565
Deferred income taxes	2,105	2,180
Other assets	24,540	24,161
Total assets	$1,836,382	$1,744,376
LIABILITIES
Accounts payable	$48,037	$35,234
Accrued insurance	31,230	30,441
Accrued compensation and related liabilities	87,050	81,943
Unearned revenues	139,541	122,825
Operating lease liabilities - current	71,494	66,117
Current portion of long-term debt	12,500	12,500
Other current liabilities	88,321	60,975
Total current liabilities	478,173	410,035
Accrued insurance, less current portion	35,520	34,920
Operating lease liabilities, less current portion	144,846	135,651
Long-term debt	242,500	279,000
Deferred income tax liability	14,482	9,927
Long-term accrued liabilities	58,031	59,093
Total liabilities	973,552	928,626
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 shares authorized, 327,758,819 and 327,430,846 shares issued and outstanding, respectively	327,759	327,431
Paid in capital	88,640	89,413
Accumulated other comprehensive loss	(29,163)	(21,109)
Retained earnings	475,594	420,015
Total stockholders’ equity	862,830	815,750
Total liabilities and stockholders’ equity	$1,836,382	$1,744,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Customer services	$553,329	$523,957	$1,041,230	$953,026
COSTS AND EXPENSES
Cost of services provided	255,622	253,333	506,774	470,591
Depreciation and amortization	21,925	20,132	43,522	36,815
Sales, general and administrative	171,253	161,886	329,115	301,416
Gain on sale of assets, net	(451)	(252)	(726)	(433)
Interest expense, net	1,460	1,899	3,625	1,625
INCOME BEFORE INCOME TAXES	103,520	86,959	158,920	143,012
PROVISION FOR INCOME TAXES	28,162	22,664	40,294	34,491
NET INCOME	$75,358	$64,295	$118,626	$108,521
NET INCOME PER SHARE - BASIC AND DILUTED	$0.23	$0.20	$0.36	$0.33
DIVIDENDS PAID PER SHARE	$0.08	$0.11	$0.20	$0.21
Weighted average participating shares outstanding - basic and diluted	327,763	327,506	327,723	327,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

(unaudited)

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$75,358	$64,295	$118,626	$108,521
Other comprehensive (loss) / earnings
Foreign currency translation adjustments	9,378	485	(7,490)	2,827
Change in derivatives	170	(257)	(564)	(257)
Other comprehensive (loss) / earnings	9,548	228	(8,054)	2,570
Comprehensive earnings	$84,906	$64,523	$110,572	$111,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at March 31, 2019	327,530	$327,530	$79,932	$(68,736)	$380,398	$719,124
Net Income	—	—	—	—	64,295	64,295
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	485	—	485
Change in derivatives	—	—	—	(257)	—	(257)
Cash dividends	—	—	—	—	(34,367)	(34,367)
Stock compensation	(27)	(27)	3,724	—	—	3,697
Employee stock buybacks	(17)	(17)	(696)	—	—	(713)
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Impact of adoption of ASC 842	—	—	—	—	212	212
Net Income	—	—	—	—	108,521	108,521
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	2,827	—	2,827
Change in derivatives	—	—	—	(257)	—	(257)
Cash dividends	—	—	—	—	(68,699)	(68,699)
Stock compensation	437	437	7,149	—	—	7,586
Employee stock buybacks	(259)	(259)	(9,575)	—	—	(9,834)
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at March 31, 2020	327,767	$327,767	$84,865	$(38,711)	$426,450	$800,371
Net Income	—	—	—	—	75,358	75,358
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	9,378	—	9,378
Change in derivatives	—	—	—	170	—	170
Cash dividends	—	—	—	—	(26,214)	(26,214)
Stock compensation	(6)	(6)	3,827	—	—	3,821
Employee stock buybacks	(2)	(2)	(52)	—	—	(54)
Balance at June 30, 2020	327,759	$327,759	$88,640	$(29,163)	$475,594	$862,830

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	capital	income/ (loss)	Earnings	Total
Balance at December 31, 2019	327,431	$327,431	$89,413	$(21,109)	$420,015	$815,750
Impact of adoption of ASC 326	—	—	—	—	2,484	2,484
Net Income	—	—	—	—	118,626	118,626
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(7,490)	—	(7,490)
Change in derivatives	—	—	—	(564)	—	(564)
Cash dividends	—	—	—	—	(65,531)	(65,531)
Stock compensation	549	549	7,091	—	—	7,640
Employee stock buybacks	(221)	(221)	(7,864)	—	—	(8,085)
Balance at June 30, 2020	327,759	$327,759	$88,640	$(29,163)	$475,594	$862,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$118,626	$108,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,522	36,815
Provision for deferred income taxes	3,055	4,763
Provision for bad debts	9,769	4,925
Stock-based compensation expense	7,640	7,586
Other, net	(1,078)	(900)
Changes in operating assets and liabilities	53,238	(19,534)
Net cash provided by operating activities	234,772	142,176
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(56,030)	(410,067)
Purchases of equipment and property	(12,441)	(13,436)
Proceeds from sales of franchises	285	486
Other	1,820	1,097
Net cash used in investing activities	(66,366)	(421,920)
FINANCING ACTIVITIES
Payment of contingent consideration	(7,862)	(5,233)
Repayment of term loan	(7,000)	(3,125)
Repayment on revolving commitment	(97,500)	(17,000)
Borrowings on term loan	—	250,000
Borrowings on revolving commitment	68,000	118,000
Cash paid for common stock purchased	(8,085)	(9,834)
Dividends paid	(65,531)	(68,699)
Net cash provided by/(used in) financing activities	(117,978)	264,109
Effect of exchange rate changes on cash	(9,875)	(1,384)
Net increase/(decrease) in cash and cash equivalents	40,553	(17,019)
Cash and cash equivalents at beginning of period	94,276	115,485
Cash and cash equivalents at end of period	$134,829	$98,466
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$52,273	$31,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world. This has resulted in authorities implementing numerous measures to contain the virus, including, but not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The pest control industry was designated as “essential” by the Department of Homeland Security and the Company has been able to remain operational in every part of the world in which it operates. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature, but complicated by the uncertainty surrounding the global economic impact of the COVID-19 pandemic. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

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

ROLLINS, INC. AND SUBSIDIARIES

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

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current and economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Below is a roll forward of the Company’s allowance for credit losses for the six months ended June 30, 2020.

	Trade Receivables	Financed Receivables	Total Receivables
Balance at January 1, 2020	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Adjusted balance at January 1, 2020	13,369	2,959	16,328
Provision for expected credit losses	8,480	1,288	9,768
Write-offs charged against the allowance	(8,233)	(1,233)	(9,466)
Recoveries collected	2,729	—	2,729
Currency Conversion	107	—	107
Balance at June 30, 2020	$16,452	$3,014	$19,466

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$517,576	$485,170	$969,922	$879,170
Other countries	35,753	38,787	71,308	73,856
Total Revenues	$553,329	$523,957	$1,041,230	$953,026

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential revenue	$257,921	$224,682	$462,578	$397,190
Commercial revenue	179,900	191,456	363,215	361,127
Termite completions, bait monitoring, & renewals	109,817	102,352	204,044	182,601
Franchise revenues	3,521	3,442	6,938	6,703
Other revenues	2,170	2,025	4,455	5,405
Total Revenues	$553,329	$523,957	$1,041,230	$953,026

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted earnings per share
Common stock	$0.23	$0.20	$0.36	$0.33
Restricted shares of common stock	$0.22	$0.18	$0.35	$0.30

NOTE 5.	CONTINGENCIES

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

At June 30, 2020 and 2019, the Company had $47.1 million and $54.7 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Beginning	$51,328	$28,999	$49,131	$30,926
New acquisitions and revaluations	1,054	27,893	5,543	29,450
Payouts	(5,822)	(2,426)	(7,862)	(5,233)
Interest on outstanding contingencies	565	510	1,148	722
Charge offset, forfeit and other	(40)	(291)	(875)	(1,180)
Ending Balance	$47,085	$54,685	$47,085	$54,685

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.	UNEARNED REVENUE

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three and six months ended June 30, 2020 and 2019 were $43.2 million and $40.5 million, respectively and $85.9 million and $80.5 million, respectively. Changes in unearned revenue were as follows:

For the period ended	June 30,	December 31,	June 30,
(in thousands)	2020	2019	2019
Balance at beginning of year	$136,507	$127,075	$127,075
Deferral of unearned revenue	105,928	174,404	100,188
Recognition of unearned revenue	(85,936)	(164,972)	(80,496)
Balance at end of period	$156,499	$136,507	$146,767

The Company had no material contracted, but not recognized, revenue as of June 30, 2020 or December 31, 2019.

At June 30, 2020 and December 31, 2019, the Company had long-term unearned revenue of $17.0 million and $13.7 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2029.

NOTE 8.	LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of June 30, 2020 and December 31, 2019, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 5 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)
Lease Classification	Financial Statement Classification	Six Months Ended June 30, 2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$133
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	42,024
Total lease expense		$42,157

Other Information
Weighted-average remaining lease term – operating leases		3.78
Weighted-average discount rate – operating leases		3.93
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$41,599

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at June 30, 2020 were as follows:

(in thousands)	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$40,717
2021	71,763
2022	53,682
2023	33,800
2024	14,063
2025	7,913
Thereafter	11,987
Total Future Minimum Lease Payments	$233,925
Less: Amount representing interest	$17,585
Total future minimum lease payments, net of interest	$216,340

Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $95.0 million for building leases and $138.9 million for vehicle leases. As of June 30, 2020, the Company had no additional future obligations for leases that had not yet commenced.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.	DEBT

The Company entered into a Credit Agreement with SunTrust Bank, now known as Truist Bank and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with SunTrust Bank, now known as Truist Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend each term beyond the Revolving Commitment termination date as well as optional prepayment rights at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty. As of June 30, 2020, the Revolving Commitment had outstanding borrowings of $72.0 million and the Term Loan had outstanding borrowings of $183.0 million. As of December 31, 2019, the Revolving Commitment had outstanding borrowings of $101.5 million and the Term Loan had outstanding borrowings of $190.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2020.

NOTE 10.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2020, the Company paid $65.5 million, or $0.20 per share, in cash dividends compared to $68.7 million, or $0.21 per share, during the same period in 2019.

During the second quarter ended June 30, 2020 and during the same period in 2019 the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.1 million and $0.7 million for the quarter ended June 30, 2020 and 2019, respectively and $8.1 million and $9.8 million of common stock during the six month period ended June 30, 2020 and 2019, respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The Company issues new shares from its authorized but unissued share pool. At June 30, 2020, approximately 4.9 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares and Restricted Stock Units

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Time lapse restricted stock:
Pre-tax compensation expense	$3,821	$3,697	$7,640	$7,586
Tax benefit	(1,100)	(963)	(1,937)	(1,784)
Restricted stock expense, net of tax	$2,721	$2,734	$5,703	$5,802

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2020:

	Number of Shares	Average Grant- Date Fair Value

Unvested Restricted Stock at December 31, 2019	2,310	$25.84
Forfeited	(24)	24.22
Vested	(627)	19.46
Granted	573	36.73
Unvested Restricted Stock at June 30, 2020	2,232	$30.44

At June 30, 2020 and December 31, 2019, the Company had $54.1 million and $41.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.2 years and 4.0 years, respectively.

NOTE 11.	PENSION AND POST RETIREMENT BENEFIT PLAN

In September 2019, the Company settled its fully-funded pension plan. At December 31, 2019, $21.6 million of pension assets remained available to fund other employee benefits. The Company used $6.3 million and $12.3 million to fund its 401(k)-match obligation during the quarter and sixth months ended June 30, 2020, respectively. The Company plans to continue funding future benefit plan obligations, with a possible reversion of any remaining pension assets to the Company per ERISA regulations. As of June 30, 2020, the Company had approximately $9.3 million remaining of benefit plan assets.

Components of Net Pension Benefit Loss / (Gain)

	Three Months Ended June 30,		Six Month Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest and service cost	$28	$1,762	$53	$3,524
Expected return on plan assets	(24)	(2,640)	(59)	(5,280)
Amortization of net loss	25	878	50	1,756
Net periodic loss	$29	$—	$44	$—

During the six months ended June 30, 2020, and the same period in 2019, the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2019.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 12.	BUSINESS COMBINATIONS

The Company made 13 acquisitions during the six-month period ended June 30, 2020, and 30 acquisitions for the year ended December 31, 2019, some of which have been disclosed on various press releases and related Current Reports on Form 8-K. For the 13 acquisitions so far in 2020, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30, 2020
Accounts receivable, net	$1,835
Materials & supplies	192
Equipment and property	3,446
Goodwill	29,080
Customer contracts	27,968
Other intangible assets	3,094
Other assets and liabilities, net	4,003
Current liabilities	(7,906)
Total purchase price	$61,712
Less: Contingent consideration liability	(5,682)
Total cash purchase price	$56,030

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. For the period ended June 30, 2020, $29.1 million of goodwill was added related to the 13 acquisitions noted above. The cumulative carrying amount of goodwill was $602.3 million and $572.8 million at June 30, 2020 and December 31, 2019, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $57.5 million at June 30, 2020 and $55.8 million at December 31, 2019.

The Company completed its most recent annual impairment analysis as of September 30, 2019. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $275.8 million and $273.7 million at June 30, 2020, and December 31, 2019, respectively. The carrying amount of trademarks and tradenames was $104.8 million and $102.5 million at June 30, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets was $10.2 million and $10.5 million at June 30, 2020 and December 31, 2019, respectively. The carrying amount of customer contracts in foreign countries was $33.5 million at both June 30, 2020 and December 31, 2019. The carrying amount of trademarks and tradenames in foreign countries was $3.1 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets in foreign countries was $1.0 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of June 30, 2020 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$275,782	3-12
Trademarks and tradenames	104,760	N/A - 20
Non-compete agreements	4,337	3-20
Patents	1,458	3-15
Other assets	2,154	10
Internet domains	2,227	N/A
Total customer contracts and other intangible assets	$390,718

ROLLINS, INC. AND SUBSIDIARIES

NOTE 13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ends on December 31, 2021. As of December 31, 2019, $0.3 million had been recorded as an Accumulated Loss in Other Comprehensive Income (“AOCI”). An additional loss of $0.6 million was recorded in AOCI in the six months ended June 30, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the quarter and six months ended June 30, 2020, the Company reclassified into interest expense $0.2 million and $0.3 million, respectively. The fair value of the Company’s interest rate swaps was recorded as $0.7 million in Other Current Liabilities and $0.1 million in Long-Term Liabilities for a combined obligation of $0.8 million at June 30, 2020. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Other Current Liabilities and $0.1 million in Long-Term Liabilities for a combined obligation of $0.3 million at December 31, 2019. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically vanilla foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to a net loss of $0.3 million and $0.1 million for the quarter ended June 30, 2020 and 2019, respectively, and a net gain of $0.8 million and a net loss of $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The fair value of the Company’s FX Forwards was recorded as $0.1 million in Other Current Assets at June 30, 2020 and was a net obligation of $0.2 million in Other Current Liabilities at December 31, 2019.

As of June 30, 2020, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	5	$1,000	$690
Sell CAD/Buy USD Fwd Contract	7	$8,500	6,343
Total	12		$7,033

The financial statement impact related to these derivative instruments was insignificant for the 6 months ended June 30, 2020 and year ended December 31, 2019.

NOTE 14.	SUBSEQUENT EVENTS

On July 28, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable on September 10, 2020 to stockholders of record at the close of business August 10, 2020.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 29, 2020, the Company reported second quarter revenues of $553.3 million, an increase of 5.6% over the prior year’s second quarter revenue of $524.0 million. Rollins’ net income increased 17.2% to $75.4 million, or $0.23 per diluted share for the second quarter ended June 30, 2020, compared with $64.3 million, or $0.20 per diluted share for the same period in 2019.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

COVID-19 Pandemic Impact

Going into the quarter ended June 30, 2020, we were faced with the global economic downturn resulting from the COVID-19 pandemic. The Company responded with numerous operational adjustments to address the economic and health safety challenges. These included new COVID-related procedures, modified customer service and related protocols, daily health screenings before entering shared offices, and a transition to remote work locations to reduce concentrations of personnel in offices where appropriate. Cost containment efforts included furloughs, layoffs, elimination of non-essential travel, postponing capital expenditures, and temporary salary reductions for upper management, among other actions.

Customer retention during the pandemic is less predictable, and of greater immediate concern. Our residential pest control business has remained consistent with seasonal trends, especially as temperatures rise across the U.S. and pest activity increases. Through the date of this filing, our commercial pest control business has been more adversely impacted, as it crosses multiple industries such as healthcare, food processing, logistics, grocery, retail and hospitality. Each of these industries is being impacted differently by the pandemic. Many of our commercial customers continue to operate as “essential” businesses; however, unfortunately, there are a notable number of others forced to temporarily close their doors. We expect this impact will persist for the remainder of 2020 and possibly beyond, the degree of the impact will depend on the extent and duration of the economic contraction.

While we have a substantial amount of intangible assets on our balance sheet, based on our second quarter revenues, we do not anticipate any significant long-term loss in revenues or cash flows that would approach a level for impairment of intangible assets.

All of our critical supply-chain vendors have remained operational, and we have engaged additional new sources to supplement our existing suppliers, especially for critical PPE and other COVID-19 related items. Fleet suppliers and support vendors continue to serve our needs.

Revenue

Revenues for the second quarter ended June 30, 2020 increased $29.4 million, or 5.6%, to $553.3 million compared to $524.0 million for the second quarter ended June 30, 2019. Approximately 3.1 percentage points of the 5.6% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 2.5 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the second quarter ended June 30, 2020, commercial pest control revenue approximated 33% of the Company’s revenues, residential pest control approximated 47% of the Company’s revenues, and termite and ancillary service revenue approximated 20% of the Company’s revenues.

ROLLINS, INC. AND SUBSIDIARIES

Our commercial customers’ operations were most heavily impacted by the various governmental shelter-in-place mandates and their negative effect on small to medium size businesses. As a result, when comparing the second quarter of 2020 to the second quarter of 2019, the Company’s commercial pest control revenue decreased 6.0%. However, the Company’s believes the launch of its new VitalClean sanitation services helped some of its commercial customers reopen and protect their employees and customers. By contrast, demand for our residential pest control service offerings grew significantly during the second quarter of 2020. For example, mosquito sales grew more than 30% compared to the second quarter of 2019. The Company believes with many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to our growth in residential service revenues. Comparing the second quarter of 2020 to the second quarter of 2019, residential pest control revenue grew 14.8%. Termite and ancillary services revenue grew 7.3%. Foreign operations accounted for approximately 6% and 7% of total revenues during the second quarter of 2020 and 2019, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

Consolidated Net Revenues
(in thousands)
	2020	2019	2018
First Quarter	$487,901	$429,069	$408,742
Second Quarter	553,329	523,957	480,461
Third Quarter	—	556,467	487,739
Fourth Quarter	—	505,985	444,623
Year ended December 31,	$1,041,230	$2,015,478	$1,821,565

Revenues are also impacted by the Company’s acquisitions. For the second quarters of 2020, 2019, and 2018, acquisitions increased revenues by $16.5 million, $26.2 million, and $23.4 million, respectively.

Cost of Services Provided

Cost of Services provided for the second quarter ended June 30, 2020 increased $2.3 million, or 0.9%, to $255.6 million, compared to $253.3 million for the second quarter of the prior year. Gross Margin for the second quarter of 2020 was 53.8%, up 2.1 percentage points from 51.7% for the second quarter of 2019. During the quarter, the Company’s margin improvement was driven by expense reductions in the following areas:

•	Furloughs and layoffs, which reduced service salaries and benefits as a percentage of revenues; and
•	Lower fuel prices and improved routing and scheduling efficiencies, which reduced fleet expenses.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter ended June 30, 2020 increased $1.8 million to $21.9 million, an increase of 8.9% from the same period in the prior year. Depreciation increased $1.0 million due to acquisitions and equipment purchases while amortization of intangible assets increased $0.8 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the second quarter ended June 30, 2020 remained at 30.9% of revenues, increasing $9.4 million, or 5.8%, to $171.3 million, compared to $161.9 million for the second quarter ended June 30, 2019. The Company controlled spending through the following:

•	Temporary top management salary reductions;
•	Furloughs and layoffs, which drove down administrative salaries and benefits as a percentage of revenues;

ROLLINS, INC. AND SUBSIDIARIES

•	Lower fuel prices reduced sales and administrative fleet expenses;
•	Elimination of other non-essential spending reduced meeting, travel and office supply expense;
•	Reduced acquisition activity compared to 2019 resulted in lower professional services expense; but
•	Offset by higher bad debt reserve adjustments, primarily from our commercial services.

Interest Expense, Net

Net interest expense for the second quarter ended June 30, 2020 was $1.5 million compared to $1.9 million for the same period last year. The change was driven primarily by the lower average debt balance in 2020 compared to the same quarter in 2019.

Income Taxes

The effective tax rate was 27.2% for the second quarter ended June 30, 2020 and 26.1% for the second quarter ended June 30, 2019. The increase in the effective tax rate for second quarter ended June 30, 2020 was primarily due to reductions in certain beneficial deductions.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Revenue

Revenues for the six months ended June 30, 2020 increased $88.2 million or 9.3% to $1.041 billion compared to $953.0 million for the six months ended June 30, 2019. Growth occurred across all service lines. Approximately 5.7 percentage points of the 9.3% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 3.6 percentage points.

During the six months ended June 30, 2020, commercial pest control revenue approximated 35% of the Company’s revenues, residential pest control approximated 44% of the Company’s revenues, and termite and ancillary service revenue approximated 20% of the Company’s revenues. Comparing the first six months of 2020 to the first six months of 2019, the Company’s commercial pest control revenue increased 0.6%, residential pest control revenue grew 16.5%, and termite and ancillary services revenue grew 11.7%. Foreign operations accounted for approximately 7% and 8% of total revenues during the first six months of 2020 and 2019, respectively.

Cost of Services Provided

Cost of Services provided for the six months ended June 30, 2020 increased $36.2 million, or 7.7%, to $506.8 million, compared to $470.6 million for the six months ended June 30, 2019. Gross Margin for the six months of 2020 was 51.3%, up 0.7 percentage points from 50.6% for the six months of 2019. Margin improvement was driven by the following:

•	Furloughs and layoffs, which resulted in a reduction of service salaries as a percentage of revenues; and
•	Lower fuel prices and improved routing and scheduling efficiencies, which reduced fleet expenses.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020 increased $6.7 million to $43.5 million, an increase of 18.2% from the same period in the prior year. Depreciation increased $3.0 million due to acquisitions and equipment purchases while amortization of intangible assets increased $3.7 million due to the amortization of customer contracts from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

Sales, General and Administrative Expenses for the six months ended June 30, 2020 remained at 31.6% of revenues, increasing $27.7 million, or 9.2%, to $329.1 million, compared to $301.4 million for the six months ended June 30, 2019. The Company controlled spending through the following:

•	Temporary top management salary reductions;
•	Furloughs and layoffs, which reduced administrative salaries and benefits as a percentage of revenues;
•	Lower fuel prices, which reduced sales and administrative fleet expenses;
•	Elimination of other non-essential spending reduced meeting expense, travel and office supply spend;
•	Reduced acquisition activity compared to 2019 resulted in lower professional services expense; but
•	Offset by higher bad debt reserve adjustments, primarily from our commercial services.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2020 was $3.6 million compared to $1.6 million for the same period last year. The change was driven from new financing borrowed in April 2019 to fund acquisition growth.

Income Taxes

The effective tax rate was 25.4% for the six months ended June 30, 2020 and 24.1% for the six months ended June 30, 2019. The increase to the effective tax rate for six months ended June 30, 2020 was primarily due to reductions in certain beneficial deductions.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $234.8 million and $142.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company made no contributions to its sole remaining defined benefit retirement plan during the six months ended June 30, 2020 and 2019 and had approximately $9.3 million of benefit plan assets remaining as of June 30, 2020.

The Company invested approximately $12.4 million in capital expenditures, exclusive of expenditures for business acquisitions, during the six months ended on June 30, 2020, compared to $13.4 million during the same period in 2019. Non-essential capital expenditures for 2020 have been cancelled in response to the pandemic crisis. Capital expenditures for the six months ended on June 30, 2020 consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the six months ended on June 30, 2020, the Company made expenditures for acquisitions totaling $56.0 million, compared to $410.1 million during the same period in 2019. A total of $65.5 million was paid in cash dividends (an aggregate of $0.20 per share) during the six month period ended June 30, 2020, compared to $68.7 million paid in cash dividends (an aggregate of $0.21 per share) during the same period in 2019.

On July 28, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable September 10, 2020 to stockholders of record at the close of business August 10, 2020, to be funded with existing cash balances and available credit facilities. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company did not repurchase shares of its common stock on the open market during the first six months of 2020 or during the same period in 2019. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $8.1 million and $9.8 million of common stock for the first six months ended on June 30, 2020 and 2019, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s balance sheet as of June 30, 2020 and December 31, 2019 includes short-term unearned revenues of $139.5 million and $122.8 million, respectively, representing approximately 6% of our annual revenue as of each balance sheet date. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $134.8 million at June 30, 2020 is held at various banking institutions. Approximately $73.2 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

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

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s belief that its business, results of operations, financial condition, accounting estimates and assumptions and/or liquidity may be impacted by future developments related to the COVID-19 pandemic; the Company’s expectation that the adverse impact of COVID-19 on its commercial pest control business will persist for the remainder of 2020 and beyond, with the degree of the impact depending upon the extent and duration of the economic contraction; the Company belief that with many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to its growth in residential service revenues; the Company’s belief that it will not experience any significant long-term loss in revenues or cash flows related to the COVID-19 pandemic that would approach a level of impairment for intangible assets; the effect of the future adoption of recent accounting pronouncements on the Company’s financial statements; the Company’s suspension of future services for customers with past due balances; the Company’s intention that its floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective; statements regarding management’s expectation regarding the effect of the ultimate resolution and guidance of pending claims, proceedings or litigation on the Company’s financial position, results of operation and liquidity; the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s expectation that its leverage ratio will remain in compliance with its debt covenants through 2020; the Company’s expectation that it will continue to pay cash dividends to common stockholders, subject to earnings and financial condition of the Company; the Company’s intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan; the Company’s plan to continue funding future benefit plan obligations with a possible reversion of any remaining pension assets to the Company in compliance with ERISA regulations; the Company’s expectation that it will forego non-essential capital expenditures for the remainder of 2020; the Company’s expectation that it will maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward; the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; the Company’s estimation regarding the reclassification of accumulated other comprehensive income related to derivatives; and the Company’s belief that no changes in our internal control over financial reporting during the second quarter were identified that are reasonably likely to materially affect our internal control over financial reporting. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2020 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations, accounting assumptions and estimates and financial condition; the possibility of an adverse ruling against the Company in pending litigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found herein in Item 1A and in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The Company does not undertake to update its forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 13 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting. As of June 30, 2020, we did not identify any material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A.	Risk Factors

In light of recent developments relating to the COVID-19 global pandemic, the Company is supplementing the risk factors previously disclosed in Part I., Item 1A. of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, and Part II, Item 1A. of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 30, 2020, to include the following risk factor: Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict. There have been no other material changes from the risk factors previously disclosed.

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known. Our business, operations and financial results have been, and may continue to be, adversely impacted by the COVID-19 pandemic and by related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions, all of which have led to disruption in global economic and labor market conditions. These effects have had an adverse impact on our business, including reduced demand for our commercial pest control services, which contributed to a decline in revenues and other adverse impacts on our financial results. Other potential impacts of the spread of COVID-19 include continued or expanded closures of our customers’ facilities, the possibility our customers will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, either of which could impact our liquidity, and the possibility that various government-sponsored programs to provide economic relief will be inadequate. Further, we may continue to experience adverse financial impacts if we cannot continue to offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise. As a result of these observed and evolving developments, our business, operations and financial results have the potential to continue to be negatively affected in the future. There are numerous uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the extent and duration of travel restrictions and business closures imposed by the governments of impacted countries, and the effects these and other factors have on underlying economic and labor market conditions. As a result, we cannot accurately predict the ultimate effects, which could be material, of the COVID-19 pandemic on our business, operations and financial results.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchases during the second quarter ended June 30, 2020 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
April 1 to 30, 2020	—	$—	—	7,610,416
May 1 to 31, 2020	—	—	—	7,610,416
June 1 to 30, 2020	1,371	39.25	—	7,610,416
Total	1,371	$39.25	—	7,610,416
(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: April 2020: 0; May 2020: 0 and June 2020: 1,371.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.
26

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.

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

ROLLINS, INC.
(Registrant)

Date: July 31, 2020	By:	/s/ Gary W. Rollins
Gary W. Rollins
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2020	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
28