Form 10-Q
period 2020-09-30
ROLLINS INC
filed 2020-10-28
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Rollins, Inc. had 327,749,009 shares of its $1 par value Common Stock outstanding as of October 16, 2020.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

(in thousands except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$95,440	$94,276
Trade receivables, net of allowance for doubtful accounts of $15,973 and $16,699, respectively	138,392	122,766
Financed receivables, short-term, net of allowance for doubtful accounts of $1,279 and $1,675, respectively	24,091	22,267
Materials and supplies	30,386	19,476
Other current assets	43,527	51,002
Total current assets	331,836	309,787
Equipment and property, net	186,825	195,533
Goodwill	619,656	572,847
Customer contracts, net	275,366	273,720
Trademarks & tradenames, net	104,610	102,539
Other intangible assets, net	9,966	10,525
Operating lease, right-of-use assets	211,345	200,727
Financed receivables, long-term, net of allowance for doubtful accounts of $1,857 and $1,284, respectively	37,430	30,792
Benefit plan assets	1,198	21,565
Deferred income taxes	2,165	2,180
Other assets	25,669	24,161
Total assets	$1,806,066	$1,744,376
LIABILITIES
Accounts payable	$56,393	$35,234
Accrued insurance	31,756	30,441
Accrued compensation and related liabilities	88,566	81,943
Unearned revenues	139,734	122,825
Operating lease liabilities - current	72,197	66,117
Current portion of long-term debt	15,625	12,500
Other current liabilities	64,868	60,975
Total current liabilities	469,139	410,035
Accrued insurance, less current portion	36,164	34,920
Operating lease liabilities, less current portion	140,795	135,651
Long-term debt	154,375	279,000
Deferred income tax liabilities	15,244	9,927
Long-term accrued liabilities	57,633	59,093
Total liabilities	873,350	928,626
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 shares authorized, 327,749,009 and 327,430,846 shares issued and outstanding, respectively	327,749	327,431
Paid in capital	99,161	89,413
Accumulated other comprehensive loss	(23,153)	(21,109)
Retained earnings	528,959	420,015
Total stockholders’ equity	932,716	815,750
Total liabilities and stockholders’ equity	$1,806,066	$1,744,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Customer services	$583,698	$556,466	$1,624,928	$1,509,492
COSTS AND EXPENSES
Cost of services provided	275,474	268,718	782,248	739,309
Depreciation and amortization	22,404	21,690	65,926	58,505
Sales, general and administrative	168,006	167,168	497,121	468,584
Accelerated stock vesting expense	6,691	—	6,691	—
Pension settlement loss	—	49,898	—	49,898
Gain on sale of assets, net	1,355	27	629	(406)
Interest expense, net	866	2,826	4,491	4,451
INCOME BEFORE INCOME TAXES	108,902	46,139	267,822	189,151
PROVISION FOR INCOME TAXES	29,323	2,078	69,617	36,569
NET INCOME	$79,579	$44,061	$198,205	$152,582
NET INCOME PER SHARE - BASIC AND DILUTED	$0.24	$0.13	$0.60	$0.47
DIVIDENDS PAID PER SHARE	$0.08	$0.11	$0.28	$0.32
Weighted average shares outstanding - basic and diluted	327,754	327,459	327,733	327,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

(unaudited)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$79,579	$44,061	$198,205	$152,582
Other comprehensive earnings / (loss)
Pension Settlement	—	45,990	—	45,990
Foreign currency translation adjustments	5,758	(4,110)	(1,732)	(1,283)
Change in derivatives	252	(118)	(312)	(375)
Other comprehensive earnings / (loss)	6,010	41,762	(2,044)	44,332
Comprehensive earnings	$85,589	$85,823	$196,161	$196,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at June 30, 2019	327,486	$327,486	$82,960	$(68,508)	$410,326	$752,264
Net Income	—	—	—	—	44,061	44,061
Other comprehensive income, net of tax
Pension Settlement	—	—	—	45,990	—	45,990
Change in derivatives	—	—	—	(118)	—	(118)
Foreign currency translation adjustments	—	—	—	(4,110)	—	(4,110)
Cash dividends	—	—	—	—	(34,394)	(34,394)
Stock compensation	(42)	(42)	3,347	—	—	3,305
Employee stock buybacks	(2)	(2)	(99)	—	—	(101)
Balance at September 30, 2019	327,442	$327,442	$86,208	$(26,746)	$419,993	$806,897

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at December 31, 2018	327,308	$327,308	$85,386	$(71,078)	$370,292	$711,908
Impact of adoption of ASC 842	—	—	—	—	212	212
Net Income	—	—	—	—	152,582	152,582
Other comprehensive income, net of tax
Pension Settlement	—	—	—	45,990	—	45,990
Change in derivatives	—	—	—	(375)	—	(375)
Foreign currency translation adjustments	—	—	—	(1,283)	—	(1,283)
Cash dividends	—	—	—	—	(103,093)	(103,093)
Stock compensation	395	395	10,496	—	—	10,891
Employee stock buybacks	(261)	(261)	(9,674)	—	—	(9,935)
Balance at September 30, 2019	327,442	$327,442	$86,208	$(26,746)	$419,993	$806,897

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at June 30, 2020	327,759	$327,759	$88,640	$(29,163)	$475,594	$862,830
Net Income	—	—	—	—	79,579	79,579
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	5,758	—	5,758
Change in derivatives	—	—	—	252	—	252
Cash dividends	—	—	—	—	(26,214)	(26,214)
Stock compensation	(10)	(10)	10,521	—	—	10,511
Balance at September 30, 2020	327,749	$327,749	$99,161	$(23,153)	$528,959	$932,716

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at December 31, 2019	327,431	$327,431	$89,413	$(21,109)	$420,015	$815,750
Impact of adoption of ASC 326	—	—	—	—	2,484	2,484
Net Income	—	—	—	—	198,205	198,205
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(1,732)	—	(1,732)
Change in derivatives	—	—	—	(312)	—	(312)
Cash dividends	—	—	—	—	(91,745)	(91,745)
Stock compensation	539	539	17,612	—	—	18,151
Employee stock buybacks	(221)	(221)	(7,864)	—	—	(8,085)
Balance at September 30, 2020	327,749	$327,749	$99,161	$(23,153)	$528,959	$932,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$198,205	$152,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,926	58,505
Provision for deferred income taxes	3,701	(6,972)
Provision for bad debts	12,820	10,216
Stock-based compensation expense	18,151	10,891
Other, net	2,052	(951)
Changes in operating assets and liabilities	39,752	19,619
Net cash provided by operating activities	340,607	243,890
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(79,880)	(431,249)
Purchases of equipment and property	(17,690)	(18,701)
Proceeds from sales of franchises	430	612
Other	2,609	1,370
Net cash used in investing activities	(94,531)	(447,968)
FINANCING ACTIVITIES
Payment of contingent consideration	(24,168)	(13,572)
Repayment of term loan	(20,000)	(27,000)
Repayment on revolving commitment	(169,500)	(45,000)
Borrowings on term loan	—	250,000
Borrowings on revolving commitment	68,000	148,000
Cash paid for common stock purchased	(8,085)	(9,935)
Dividends paid	(91,745)	(103,093)
Net cash (used in)/provided by financing activities	(245,498)	199,400
Effect of exchange rate changes on cash	586	(6,445)
Net increase/(decrease) in cash and cash equivalents	1,164	(11,143)
Cash and cash equivalents at beginning of period	94,276	115,485
Cash and cash equivalents at end of period	$95,440	$104,342
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$67,877	$54,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world. This has resulted in authorities implementing numerous measures to contain the virus, including, but not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The pest control industry was designated as “essential” by the Department of Homeland Security and the Company has been able to remain operational in every part of the world in which it operates. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the uncertainty surrounding the global economic impact of the COVID-19 pandemic. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

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

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Below is a roll forward of the Company’s allowance for credit losses for the nine months ended September 30, 2020.

	(in thousands)
	Allowance for Doubtful Accounts
	Trade Receivables	Financed Receivables	Total Receivables
Balance at January 1, 2020	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Adjusted balance at January 1, 2020	13,369	2,959	16,328
Provision for expected credit losses	10,843	1,977	12,820
Write-offs charged against the allowance	(11,735)	(1,800)	(13,535)
Recoveries collected	4,154	—	4,154
Currency Conversion	(658)	—	(658)
Balance at September 30, 2020	$15,973	$3,136	$19,109

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The Company adopted ASU 2017-04 effective January 1, 2020. The adoption of this standard had no material impact on its consolidated financial statements.

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

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for more than 10% of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$540,763	$516,022	$1,510,684	$1,395,189
Other countries	42,935	40,444	114,244	114,303
Total Revenues	$583,698	$556,466	$1,624,928	$1,509,492

Revenue from external customers, classified by significant product and service offerings, was as follows:

	(In thousands)
	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Residential revenue	$275,581	$249,227	$738,159	$646,420
Commercial revenue	199,561	204,595	562,777	565,720
Termite completions, bait monitoring, & renewals	102,144	96,145	306,188	278,746
Franchise revenues	3,852	3,433	10,791	10,136
Other revenues	2,560	3,066	7,013	8,470
Total Revenues	$583,698	$556,466	$1,624,928	$1,509,492

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share (ASC 260) that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Basic and diluted earnings per share
Common stock	$0.24	$0.13	$0.60	$0.47
Restricted shares of common stock	$0.24	$0.14	$0.59	$0.43

NOTE 5.	CONTINGENCIES

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims, arbitrations, regulatory actions or investigations which allege that the subsidiaries’ services caused damage or in evaluating the Company’s practices. In addition, the Company defends employment-related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Management does not believe that any pending claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable and other short-term liabilities. The carrying amounts of these financial instruments approximate their respective fair values.

At September 30, 2020 and 2019, the Company had $33.8 million and $51.8 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Beginning	$47,085	$54,685	$49,131	$30,926
New acquisitions and revaluations	3,160	5,161	8,703	34,611
Payouts	(16,306)	(8,339)	(24,168)	(13,572)
Interest on outstanding contingencies	386	715	1,534	1,437
Charge offset, forfeit and other	(554)	(387)	(1,429)	(1,567)
Ending balance	$33,771	$51,835	$33,771	$51,835

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.	UNEARNED REVENUE

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three and nine months ended September 30, 2020 and 2019 were $43.3 million and $42.0 million, respectively and $129.4 million and $122.5 million, respectively. Changes in unearned revenue were as follows:

For the period ended	September 30,	December 31,	September 30,
(in thousands)	2020	2019	2019
Balance at beginning of year	$136,507	$127,075	$127,075
Deferral of unearned revenue	150,510	174,404	141,867
Recognition of unearned revenue	(129,377)	(164,972)	(122,465)
Balance at end of period	$157,640	$136,507	$146,477

The Company had no material contracted, but not recognized, revenue as of September 30, 2020 or December 31, 2019.

At September 30, 2020 and December 31, 2019, the Company had long-term unearned revenue of $17.9 million and $13.7 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2029.

NOTE 8.	LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of September 30, 2020, and December 31, 2019, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)
		Nine Months Ended
Lease Classification	Financial Statement Classification	September 30, 2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$153
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	63,538
Total lease expense		$63,691

Other Information
Weighted-average remaining lease term - operating leases		3.70
Weighted-average discount rate - operating leases		3.94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$62,928

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at September 30, 2020 were as follows:

(in thousands)	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$21,071
2021	76,012
2022	58,214
2023	37,926
2024	16,321
2025	8,685
Thereafter	13,148
Total Future Minimum Lease Payments	231,377
Less: Amount representing interest	(18,386)
Total future minimum lease payments, net of interest	$212,991

Future commitments presented in the table above exclude lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $93.9 million for building leases and $137.5 million for vehicle leases. As of September 30, 2020, the Company had additional future obligations of $3.7 million for leases that had not yet commenced.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 9.	DEBT

On April 30, 2019, the Company entered into a Revolving Credit Agreement with SunTrust Bank N.A., now known as Truist Bank N.A., and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan with SunTrust Bank N.A., now known as Truist Bank, N.A., and Bank of America, N.A (the “Term Loan”). Both the Revolving Commitment and the Term Loan have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty. As of September 30, 2020, the Revolving Commitment had no outstanding borrowings and the Term Loan had outstanding borrowings of $170.0 million. As of December 31, 2019, the Revolving Commitment had outstanding borrowings of $101.5 million and the Term Loan had outstanding borrowings of $190.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2020.

NOTE 10.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2020, the Company paid $91.7 million, or $0.28 per share, in cash dividends compared to $103.1 million, or $0.315 per share, during the same period in 2019.

During the third quarter ended September 30, 2020 and during the same period in 2019, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.0 million and $0.1 million for the quarter ended September 30, 2020 and 2019, respectively and $8.1 million and $9.9 million of common stock during the nine-month period ended September 30, 2020 and 2019, respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The Company issues new shares from its authorized but unissued share pool. At September 30, 2020, approximately 4.9 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Time lapse restricted stock:
Pre-tax compensation expense	$10,511	$3,305	$18,151	$10,891
Tax benefit	(1,180)	(982)	(3,117)	(2,728)
Restricted stock expense, net of tax	$9,331	$2,323	$15,034	$8,163

According to the Employee Stock Incentive Plan, restricted shares automatically vest upon the death of an employee holding the unvested shares. The increase in pre-tax compensation expense for the quarter and nine months ended September 30, 2020 was the result of the accelerated vesting of unvested restricted shares held by the Company’s Chairman of the Board, R. Randall Rollins, who passed away in August, 2020.

ROLLINS, INC. AND SUBSIDIARIES

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2020:

(number of shares in thousands)	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2019	2,310	$25.84
Forfeited	(33)	24.44
Vested	(923)	22.89
Granted	572	36.73
Unvested Restricted Stock at September 30, 2020	1,926	$30.51

At September 30, 2020 and December 31, 2019, the Company had $43.3 million and $41.3 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.0 years.

NOTE 11.	PENSION AND POST RETIREMENT BENEFIT PLAN

In September 2019, the Company settled its fully-funded pension plan. At December 31, 2019, $21.6 million of pension assets remained available to fund other employee benefits. The Company used $5.8 million and $18.0 million to fund its 401(k)-match obligation during the quarter and nine months ended September 30, 2020, respectively. The Company plans to fund any remaining 2020 benefit plan obligations, with reversion of any remaining pension assets to the Company per ERISA regulations before year end. As of September 30, 2020, the Company had approximately $1.2 million remaining of benefit plan assets before discounting for the 45% tax to be paid upon reversion.

Components of Net Pension Benefit Loss / (Gain)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest and service cost	$26	$1,762	$79	$3,524
Expected return on plan assets	(29)	(2,640)	(88)	(5,280)
Amortization of net loss	25	878	75	1,756
Pension settlement loss	—	49,898	—	49,898
Net periodic benefit	$22	$49,898	$66	$49,898

During the nine months ended September 30, 2020, and the same period in 2019, the Company made no contributions to its defined benefit retirement plans (the “Plans”). The Company made no contributions for the year ended December 31, 2019.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 12.	BUSINESS COMBINATIONS

The Company made 18 acquisitions during the nine-month period ended September 30, 2020, and 30 acquisitions for the year ended December 31, 2019, some of which have been disclosed in various press releases and related Current Reports on Form 8-K. For the 18 acquisitions completed so far in 2020, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30, 2020
Accounts receivable, net	$2,344
Materials & supplies	280
Equipment and property	4,424
Goodwill	44,585
Customer contracts	37,995
Other intangible assets	3,149
Other assets and liabilities, net	5,319
Current liabilities	(10,199)
Total purchase price	87,897
Less: Contingent consideration liability	(8,017)
Total cash purchase price	$79,880

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. For the period ended September 30, 2020, $44.6 million of goodwill was added related to the 18 acquisitions noted above. The cumulative carrying amount of goodwill was $619.7 million and $572.8 million at September 30, 2020 and December 31, 2019, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $74.3 million at September 30, 2020 and $55.8 million at December 31, 2019.

The Company completed its most recent annual impairment analysis as of September 30, 2020. Based upon the results of this analysis, the Company has concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $275.4 million and $273.7 million at September 30, 2020, and December 31, 2019, respectively. The carrying amount of trademarks and tradenames was $104.6 million and $102.5 million at September 30, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets was $10.0 million and $10.5 million at September 30, 2020 and December 31, 2019, respectively. The carrying amount of customer contracts in foreign countries was $42.2 million and $33.5 million at September 30, 2020 and December 31, 2019, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.2 million and $3.4 million at September 30, 2020 and December 31, 2019, respectively. The carrying amount of other intangible assets in foreign countries was $1.0 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of intangible assets as of September 30, 2020 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$275,366	3-12
Trademarks and tradenames	104,610	N/A-20
Non-compete agreements	4,156	3-20
Internet domains	2,227	N/A
Patents	1,454	3-15
Other assets	2,129	10
Total customer contracts and other intangible assets	$389,942

NOTE 13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ends on December 31, 2021. As of December 31, 2019, $0.3 million had been recorded as an Accumulated Loss in Other Comprehensive Income (“AOCI”). An additional loss of $0.3 million was recorded in AOCI in the nine months ended September 30, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the quarter and nine months ended September 30, 2020, the Company reclassified into interest expense $0.3 million and $0.5 million, respectively. The fair value of the Company’s interest rate swaps was recorded as $0.7 million in Other Current Liabilities at September 30, 2020. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Other Current Liabilities and $0.1 in Long-Term Liabilities for a combined obligation of $0.3 million at December 31, 2019. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically vanilla foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to a net loss of $0.1 million and a net gain of $0.1 million for the quarter ended September 30, 2020 and 2019, respectively and a net loss of $0.4 million and a net loss of $12 thousand for the nine months ended September 30, 2020 and 2019, respectively. The fair value of the Company’s FX Forwards was recorded as $0.1 million in Other Current Liabilities at September 30, 2020 and was a net obligation of $0.2 million in Other Current Liabilities at December 31, 2019.

As of September 30, 2020, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	14	$2,300	$1,619
Sell CAD/Buy USD Fwd Contract	15	$14,500	$10,804
Total	29		$12,423

The financial statement impact related to these derivative instruments was insignificant for the nine months ended September 30, 2020 and year ended December 31, 2019.

NOTE 14.	SUBSEQUENT EVENTS

On October 27, 2020, the Company announced that the Board of Directors approved a three-for-two stock split of the Company’s common shares. The split will be affected by using one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2020 to stockholders of record at the close of business on November 10, 2020. Fractional share amounts resulting from the split will be paid to shareholders in cash.

In addition, the Company declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.13 per share, both payable on December 10, 2020 to stockholders of record at the close of business on November 10, 2020. Dividends will be paid on pre-split shares.

On October 27, 2020, the Company announced that the Board of Directors elected Mr. Jerry Nix as a director of the Company, effective October 27, 2020. Mr. Bill J. Dismuke, who has served as a director of the Company for 36 years is retiring as a director effective October 27, 2020. At the time of his resignation, Mr. Dismuke served as a member of the Audit Committee. Mr. Dismuke will not receive any compensation in connection with his resignation, other than compensation owed to him for services rendered as a director and member of the Audit Committee through the date of his resignation.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 28, 2020, the Company reported third quarter revenues of $583.7 million, an increase of 4.9% over the prior year’s third quarter revenue of $556.5 million. Rollins’ net income increased 80.6% to $79.6 million, or $0.24 per diluted share for the third quarter ended September 30, 2020, compared with $44.1 million, or $0.13 per diluted share for the same period in 2019. The quarter ended September 30, 2020 was impacted by the one-time non-cash accelerated stock vesting of $6.7 million. The quarter ending September 30, 2019 was impacted by the after-tax pension settlement loss of $26.6 million.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

COVID-19 Pandemic Impact

Going into the quarter ended September 30, 2020, we had already made numerous operational adjustments to address the economic, health and safety challenges from the COVID-19 pandemic. These included new COVID-related procedures, modified customer service and related protocols, daily health screenings before entering shared offices, and a transition to remote work locations to reduce concentrations of personnel in offices where appropriate. Cost containment efforts included furloughs, layoffs, elimination of non-essential travel, postponing capital expenditures, and temporary salary reductions for upper management, among other actions.

Customer retention during the pandemic is less predictable, and of greater immediate concern. Our residential pest control business has remained consistent with seasonal trends, especially as temperatures rise across the U.S. and pest activity increases. Through the date of this filing, our commercial pest control business has been more adversely impacted, as it crosses multiple industries such as healthcare, food processing, logistics, grocery, retail and hospitality. Each of these industries is being impacted differently by the pandemic. Many of our commercial customers continue to operate as “essential” businesses; however, unfortunately there are a notable number of others forced to temporarily close their doors. We expect this impact will persist for the remainder of 2020 and beyond, and that the degree of the impact will depend on the extent and duration of the economic contraction.

While we have a substantial amount of intangible assets on our balance sheet, based on our third quarter revenues, we do not anticipate any significant long-term loss in revenues or cash flows that would approach a level for impairment of intangible assets.

All of our critical supply-chain vendors have remained operational, and we have engaged additional new sources to supplement our existing suppliers, especially for critical PPE and other COVID-19 related items. Fleet suppliers and support vendors continue to serve our needs.

Revenue

Revenues for the third quarter ended September 30, 2020 increased $27.2 million, or 4.9%, to $583.7 million compared to $556.5 million for the third quarter ended September 30, 2019. Approximately 1.4 percentage points of the 4.9% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 3.5 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the third quarter ended September 30, 2020, commercial pest control revenue approximated 34% of the Company’s revenues, residential pest control approximated 47% of the Company’s revenues, and termite and ancillary service revenue approximated 18% of the Company’s revenues.

ROLLINS, INC. AND SUBSIDIARIES

Our commercial customers’ operations were most heavily impacted by the various governmental shelter-in-place mandates and their negative effect on small to medium size businesses. As a result, when comparing the third quarter of 2020 to the third quarter of 2019, the Company’s commercial pest control revenue decreased 2.5%. However, the Company believes the launch of its VitalClean sanitation services helped some of its commercial customers reopen and protect their employees and customers. By contrast, demand for our residential pest control service offerings grew significantly during the third quarter of 2020. For example, mosquito sales grew more than 30% compared to the third quarter of 2019. The Company believes with many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to our growth in residential service revenues. Comparing the third quarter of 2020 to the third quarter of 2019, residential pest control revenue grew 10.6%. Termite and ancillary services revenue grew 6.2%. Foreign operations accounted for approximately 7% of total revenues during the third quarters of each of 2020 and 2019.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
First Quarter	$487,901	$429,069	$408,742
Second Quarter	553,329	523,957	480,461
Third Quarter	583,698	556,466	487,739
Fourth Quarter	—	505,985	444,623
Year ended December 31,	$1,624,928	$2,015,477	$1,821,565

Revenues are also impacted by the Company’s acquisitions. For the third quarters of 2020, 2019, and 2018, acquisitions increased revenues by $7.6 million, $37.4 million, and $14.2 million, respectively.

Cost of Services Provided

Cost of Services provided for the third quarter ended September 30, 2020 increased $6.8 million, or 2.5%, to $275.5 million, compared to $268.7 million for the third quarter of the prior year. Gross Margin for the third quarter of 2020 was 52.8%, up 1.1 percentage points from 51.7% for the third quarter of 2019. During the quarter, the Company’s margin improvement was driven by expense reductions in the following areas:

•	Service salary and benefit savings as a percentage of revenues; and
•	Lower fuel prices and improved routing and scheduling efficiencies, which reduced fleet expenses.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter ended September 30, 2020 increased $0.7 million to $22.4 million, an increase of 3.3% from the same period in the prior year. Depreciation increased $1.0 million due to acquisitions and equipment purchases, while amortization of intangible assets decreased $0.3 million due to the amortization of customer contracts being completed for certain acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the third quarter ended September 30, 2020 decreased to 28.8% of revenues, increasing $0.8 million, or 0.5%, to $168.0 million, compared to $167.2 million or 30.0% of revenues for the third quarter ended September 30, 2019. The following factors contributed to the control of Company spending:

•	Administrative salary and benefit savings as a percentage of revenues;
•	Lower fuel prices reduced sales and administrative fleet expenses;
•	Elimination of other non-essential spending reduced meeting, travel and office supply expense; and
•	Reduced acquisition activity compared to 2019 resulted in lower professional services expense.
19

ROLLINS, INC. AND SUBSIDIARIES

Interest Expense, Net

Net interest expense for the third quarter ended September 30, 2020 was $0.9 million compared to $2.8 million for the same period last year. The change was driven primarily by the lower average debt balance in 2020 compared to the same quarter in 2019.

Income Taxes

The effective tax rate was 26.9% for the third quarter ended September 30, 2020 compared to 4.5% for the third quarter ended September 30, 2019 which was low as a result of the Company’s pension settlement tax benefit. Additional increases in the effective tax rate for third quarter ended September 30, 2020 were primarily due to reductions in certain beneficial deductions.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

Revenues for the nine months ended September 30, 2020 increased $115.4 million or 7.6% to $1.625 billion compared to $1.509 billion for the nine months ended September 30, 2019. Approximately 4.0 percentage points of the 7.6% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 3.6 percentage points.

During the nine months ended September 30, 2020, commercial pest control revenue approximated 35% of the Company’s revenues, residential pest control approximated 45% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing the first nine months of 2020 to the first nine months of 2019, the Company’s commercial pest control revenue decreased 0.5%, residential pest control revenue grew 14.2%, and termite and ancillary services revenue grew 9.8%. Foreign operations accounted for approximately 7% and 8% of total revenues during the first nine months of 2020 and 2019, respectively.

Cost of Services Provided

Cost of Services provided for the nine months ended September 30, 2020 increased $42.9 million, or 5.8%, to $782.2 million, compared to $739.3 million for the nine months ended September 30, 2019. Gross Margin for the first nine months of 2020 was 51.9%, up 0.9 percentage points from 51.0% for the first nine months of 2019. Margin improvement was driven by the following:

•	Furloughs and layoffs, which resulted in a reduction of service salaries as a percentage of revenues; and
•	Lower fuel prices and improved routing and scheduling efficiencies, which reduced fleet expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020 increased $7.4 million to $65.9 million, an increase of 12.7% from the same period in the prior year. Depreciation increased $4.0 million due to acquisitions and equipment purchases while amortization of intangible assets increased $3.4 million due to the amortization of customer contracts from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

Sales, General and Administrative Expenses for the nine months ended September 30, 2020 decreased to 30.6% of revenues, increasing $28.5 million, or 6.1%, to $497.1 million, compared to $468.6 million or 31.0% of revenues for the nine months ended September 30, 2019. The following factors contributed to the control of Company spending:

•	Administrative salary and benefit savings as a percentage of revenues;
•	Lower fuel prices reduced sales and administrative fleet expenses;
•	Elimination of other non-essential spending reduced meeting, travel and office supply expense; and
•	Reduced acquisition activity compared to 2019 resulted in lower professional services expense.

Interest Expense, Net

Net interest expense for the first nine months ended September 30, 2020 was $4.5 million, which was roughly equal the same period last year. The expense was driven from new financing borrowed in April 2019 to fund acquisition growth.

Income Taxes

The effective tax rate was 26.0% for the nine months ended September 30, 2020 compared to 19.3% for the nine months ended September 30, 2019 which was low as a result of the Company’s pension settlement tax benefit. Additional increases to the effective tax rate for nine months ended September 30, 2020 were primarily due to reductions in certain beneficial deductions.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $340.6 million and $243.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company made no contributions to its sole remaining defined benefit retirement plan during the nine months ended September 30, 2020 and 2019, respectively, and had approximately $1.2 million of benefit plan assets remaining as of September 30, 2020.

The Company invested approximately $17.7 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended on September 30, 2020, compared to $18.7 million during the same period in 2019. Non-essential capital expenditures for 2020 have been cancelled in response to the pandemic crisis. Capital expenditures for the nine months ended on September 30, 2020 consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the nine months ended September 30, 2020, the Company made expenditures for acquisitions totaling $79.9 million, compared to $431.2 million during the same period in 2019. A total of $91.7 million was paid in cash dividends (an aggregate of $0.28 per share) during the nine month period ended September 30, 2020, compared to $103.1 million paid in cash dividends (an aggregate of $0.315 per share) during the same period in 2019.

On October 27, 2020, the Company announced that the Board of Directors approved a three-for-two stock split of the Company’s common shares. The split will be affected by using one additional share of common stock for every two shares of common stock held. The additional shares will be distributed on December 10, 2020 to stockholders of record at the close of business on November 10, 2020. Fractional share amounts resulting from the split will be paid to shareholders in cash. In addition, the Company declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.13 per share both payable on December 10, 2020 to stockholders of record at the close of business November 10, 2020, to be funded with existing cash balances and available credit facilities. Dividends will be paid on pre-split shares. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company did not repurchase shares of its common stock on the open market during the first nine months of 2020 or during the same period in 2019. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 11.25 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 7.6 million additional shares may be purchased under the share repurchase program. The Company repurchased $8.1 million and $9.9 million of common stock for the first nine months ended September 30, 2020 and 2019, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s balance sheet as of September 30, 2020 and December 31, 2019 includes short-term unearned revenues of $139.7 million and $122.8 million, respectively, representing approximately 6% of its annual revenue as of each balance sheet date. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $95.4 million at September 30, 2020 is held at various banking institutions. Approximately $62.9 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

ROLLINS, INC. AND SUBSIDIARIES

Litigation

In the normal course of business, certain of the Company’s subsidiaries are defendants in a number of lawsuits, claims or arbitrations which allege that the subsidiaries’ services caused damage or regulatory actions or investigations evaluating the Company’s practices. In addition, the Company defends employment-related cases and claims from time to time. We are involved in certain environmental matters primarily arising in the normal course of business. We are actively contesting each of these matters.

Management does not believe that any pending claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s belief that its accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods; the Company’s expectation that the adverse impact of the COVID-19 pandemic on its commercial pest control business will persist for the remainder of 2020 and beyond, and that the degree of the impact will depend on the extent and duration of the economic contraction; the Company’s belief that with many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to its growth in residential service revenues; the Company’s belief that fleet suppliers and support vendors will continue to serve its needs; the Company’s belief that it will not experience any significant long-term loss in revenues or cash flows related to the COVID-19 pandemic that would approach a level of impairment for intangible assets; the Company’s belief that the launch of its VitalClean sanitation services helped some of its commercial customers reopen and protect their employees and customers; the Company’s suspension of future services for customers with past due balances; statements that management does not believe that any pending claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material effect on the Company’s financial position, results of operations or liquidity and management’s belief that it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year; the results of the SEC’s investigation of the Company, including its belief of the primary focus on the establishment of accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings, its inability to predict the outcome of such investigation which could include fines, penalties or expenditure of significant costs to defend such action, and the potential for litigation from third parties related to matters under review by the SEC; the Company’s intention that its floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective; the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s expectation that it will remain in compliance with applicable debt covenants under the Credit Facility through 2020; the Company’s expectation that it will continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors; the Company’s intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan; the Company’s plan to fund any remaining 2020 benefit plan obligations with reversion of any remaining pension assets to the Company in compliance with ERISA regulations before year end; the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 4 years; the Company’s expectation that it will forego non-essential capital expenditures for the remainder of 2020; the Company’s expectation that it will maintain compliance with debt covenants and the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward; the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and the Company’s estimation regarding the reclassification of accumulated other comprehensive income related to derivatives. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2020 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations, accounting assumptions and estimates and financial condition; the possibility of an adverse ruling against the Company in pending litigation, regulatory action or investigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security; the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights; the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; changes in various government laws and regulations, including environmental regulations; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in Part II, Item 1A. of each of the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for the quarters ended March 31, 2020 and June 30, 2020, respectively, and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The Company does not undertake to update its forward-looking statements.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 13 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2020 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Securities and Exchange Commission (“SEC”) is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings. The investigation relates to period-ends for periods beginning January 1, 2015. The Company is fully cooperating with the SEC’s investigation. The Company cannot predict the outcome of this investigation. The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. The investigation was concluded in October 2020. The Company, after consultation with the Audit Committee and the independent counsel, believes that its financial statements filed with the SEC on forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

See Note 5 to Part I, Item 1 for discussion of certain litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarters ended March 31, 2020 and June 30, 2020, respectively, and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ROLLINS, INC. AND SUBSIDIARIES

Shares repurchased by Rollins and affiliated purchases during the third quarter ended September 30, 2020 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased (1)	per share	repurchases (2)	repurchase plan
July 1 to 31, 2020	—	$—	—	7,610,416
August 1 to 31, 2020	—	—	—	7,610,416
September 1 to 30, 2020	—	—	—	7,610,416
Total	—	$—	—	7,610,416
(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2020: 0; August 2020: 0 and September 2020: 0.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 11.25 million shares of the Company’s common stock. The plan has no expiration date.
26

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the Registrant’s Form 10-Q filed August 1, 2005.

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

		(ii)	Amended and Restated By-Laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s 8-K filed on August 28, 2020.

		(4)(a)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	Inline XBRL Instance Document

		(101.SCH)	Inline XBRL Schema Document

		(101.CAL)	Inline XBRL Calculation Linkbase Document

		(101.DEF)	Inline XBRL Definition Linkbase Document

		(101.LAB)	Inline XBRL Label Linkbase Document

		(101.PRE)	Inline XBRL Presentation Linkbase Document

		104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
		+	Portions of this exhibit (indicated by asterisks) have been omitted.

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 28, 2020	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
28