Form 10-K
period 2020-12-31
ROLLINS INC
filed 2021-02-26
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2020 was $6,322,406,653 based on the reported last sale price of common stock on June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 492,141,926 shares of Common Stock outstanding as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.

Form 10-K

For the Year Ended December 31, 2020

PART I

Item 1.	Business

General

Rollins, Inc. (the “Company”) is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries and independent franchises to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Canada, Central and South America, the Caribbean, Europe, the Middle East, Asia, Africa, and Australia. Our pest and termite control services are performed through a contract that specifies the pricing arrangement with the customer.

For a listing of the Company’s Subsidiaries, see Note 1 - Summary of Significant Accounting Policies in the Notes to the Financial Statements (Part II, Item 8, of this Form 10-K).

The Company has one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, which includes the United States, Canada, Central and South America, the Caribbean,  Europe, the Middle East, Asia, Africa, and Australia are included in Item 8 of this document, “Financial Statements and Supplementary Data” beginning on page 26. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Three-for-Two Stock Split

All share and per share data presented have been adjusted to account for the three-for-two stock split effective December 10, 2020.

Common Stock Repurchase Program

At the July 24, 2012 Quarterly Board of Directors’ meeting, the Board authorized the purchase of 16.9 million shares of the Company’s common stock. During the years ended December 31, 2020 and 2019, the Company did not repurchase shares on the open market. In total, there are 11.4 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Franchising Programs

Orkin Franchises

The Company, through its wholly-owned subsidiary Orkin Systems, LLC (“Orkin Systems”), began its domestic Orkin franchise program in the U.S. in 1994, and established its first international franchise in 2000. It has since expanded to Central and South America, the Caribbean, Europe, the Middle East, Asia, and Africa. The Company continues to expand its growth through the franchise program of its Orkin brand. This program is primarily used in smaller markets where it is currently not economically efficient to establish and operate a company-owned Orkin branch. Domestic Orkin franchises are subject to a contractual buyback provision at Orkin System’s option with a pre-determined purchase price using a formula applied to revenues of the franchise. International Orkin franchise agreements also contain an optional buyback provision, but it is subject to the franchisee’s renewal option.

	At December 31,
Orkin franchises	2020	2019	2018
Domestic franchises	49	50	47
International franchises	94	97	86
Total Orkin franchises	143	147	133
3

Critter Control Franchises

The Company expands its animal control growth through the franchise program of its wholly-owned subsidiary, Critter Control, Inc. (“Critter Control”). The Company has purchased several Critter Control locations from its franchise owners while renaming and converting several previous Trutech, LLC locations to Critter Control locations. The majority of Critter Control’s locations are franchised. Critter Control franchises are subject to a contractual buyback provision at Critter Control’s option with a pre-determined purchase price using a formula applied to revenues of the franchise.

	At December 31,
Critter Control franchises	2020	2019	2018
Domestic franchises	79	84	80
International franchises	0	1	1
Total Critter Control franchises	79	85	81

Australia Franchises

The Company has Australian franchises through Rollins Australia Pty Ltds wholly-owned subsidiaries, Scientific Pest Management (Australia/Pacific) Pty Ltd (“Scientific Pest Management”) and Murray Rollins Pty Ltd (“Murray Pest Control”).

	At December 31,
Australia franchises	2020	2019	2018
Total Australia franchises	9	10	10

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

	Total Net Revenues
(in thousands)	2020	2019	2018
First quarter	$487,901	$429,069	$408,742
Second quarter	553,329	523,957	480,461
Third quarter	583,698	556,466	487,739
Fourth quarter	536,292	505,985	444,623
Years ended December 31,	$2,161,220	$2,015,477	$1,821,565

Materials and Supplies

The Company has relationships with a national pest control product distributor and other suppliers for pest and termite control treatment products. The Company maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers. Additionally, the Company procured adequate supplies of gloves, masks, sanitization chemicals and other personal protective equipment that were in high demand during the pandemic.

Competition

The Company believes that, through its wholly-owned subsidiaries Orkin, LLC (“Orkin”), Western Industries-North, LLC (“Western Pest Services”), The Industrial Fumigant Company, LLC (“IFC”), HomeTeam Pest Defense, Inc. (“HomeTeam”), Crane Acquisition, Inc. (“Crane Pest Control”), Waltham Services, LLC (“Waltham”), Trutech, LLC (“Trutech”) PermaTreat Pest Control Company, Inc. (“Permatreat”), Critter Control, Northwest Exterminating Co., LLC (“Northwest”), Okolona Pest Control, Inc. (“OPC”), Clark Pest Control of Stockton, Inc. (“Clark Pest Control”), McCall Service NW, LLC (“McCall”), Orkin Canada Corporation (“Orkin Canada”), Critter Control British Columbia, Inc. (“Critter Control Canada”), Allpest Pest Control (“Allpest”), Murray Pest Control, Scientific Pest Management, Statewide Rollins Pty Ltd (“Statewide”), Adams pest Control Pty Ltd (“Adams”), Safeguard Pest Control and Environmental Services Limited (“Safeguard”), AMES Group Limited (“AMES”), Guardian Pest Control Ltd (“Guardian”), Albany Environmental Services Ltd (“Albany”), Van Vynck Environmental Services Ltd (“Van Vynck”), and Aardwolf Pestkare (Singapore) Pte Ltd (“Aardwolf”), it competes favorably with competitors as the world’s largest pest and termite control company. The Company’s major competitors include Terminix, Ecolab, Rentokil and Anticimex.

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

Environmental and Regulatory Considerations

The Company’s business is subject to various legislative and regulatory enactments including, but not limited to, environmental laws, antitrust laws, employment laws (including wage and hour laws, payroll taxes and anti-discrimination laws), immigration laws, motor vehicle laws and regulations, human health and safety laws, securities laws including, but not limited to, SEC regulations, and federal, state and local laws and regulations governing worker safety and the pest and termite control industry. Compliance with these requirements may have a material effect on the Company’s capital expenditures, earnings, and competitive position.

Environmental, Health and Safety Matters

Specifically, our businesses are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, transportation and management of hazardous substances and wastes and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate. Compliance with environmental, health and safety laws increases our operating costs, limits or restricts the services we provide and subjects us to the possibility of regulatory or private actions or proceedings.

Consumer Protection, Privacy and Solicitation Matters

Additionally, we are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers generally, including laws governing lending, debt collection and consumer finance, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act of 1991 and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. The CAN-SPAM Act regulates our email solicitations and the Consumer Review Fairness Act regulates consumer opinions on social media regarding our products and services. The California Consumer Privacy Act provides consumers the right to know what personal data we collect, how it is used, and the right to access, delete and opt out of the sale of their personal information to third parties. If we were to fail to comply with any of these applicable laws or regulations, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

Franchise Matters

Certain of our subsidiaries are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of our franchises. Certain state regulations also affect our ability as a franchisor, to revoke or refuse to renew a franchise. From time to time, we and one or more franchisees have, and may in the future become, involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with our standards or franchise renewal criteria. Any such franchise dispute could have a material adverse effect on our financial position, results of operations and cash flows.

Human Capital

We believe one of the largest contributors to our Company’s success is the quality of our people. Attracting, developing and retaining high-quality talent is the primary objective of our human capital management. The development and retention of high-quality talent leads to a better customer experience and better customer retention. We develop and engage our people through our best-in-class training at all levels of our organization.

As of December 31, 2020, the Company had 15,616 employees. Approximately 14,200 of our employees were located in the United States, with approximately 13,500 employees at U.S. branch offices. Of the U.S. employees, less than 5% are represented by a labor union or covered by a collective bargaining agreement.

At December 31,	2020	2019	2018
Employees	15,616	14,952	13,734

Diversity, Equity and Inclusion

We make it a priority to promote and create a diverse, equitable and inclusive workplace that results in higher levels of satisfaction and engagement, stronger staff retention, higher productivity, and a heightened sense of belonging. Our mission is to have a culture of inclusion, where all individuals feel respected, are treated fairly, with an equitable opportunity to excel. To reinforce our mission, we launched a new global Diversity, Equity, and Inclusion (DEI) initiative in 2020. A key component of this initiative is our newly-formed Inclusion Advisory Council made up of employees from several different brands across the United States and Canada. Our council is currently focused on evaluating company policies, increasing employee awareness, and conducting employee listening sessions. Our goal is to create organizational change focusing on inclusion for all employees.

Health and Safety

We are committed to the health and safety of our employees and trade customers. During fiscal 2020, as a result of the COVID-19 pandemic, Rollins quickly implemented our pre-established business continuity plans. When state and local shelter-in-place restrictions were put in place, we experienced a smooth transition to a work-from-home environment for administrative staff and we limited traffic in and out of our branch locations. Employees receive regular emails with updated CDC guidelines, contact information for our Employee Assistance Program, and good news stories from various departments or branches to boost morale.

Community Involvement

We offer employees the opportunity to participate in various community outreach programs and believe that this commitment helps the Company to meet its goals of attracting, developing and retaining high-quality employees. We created Rollins United in 2019 to unify our brands’ philanthropic visions and consolidate our community outreach efforts. Our overarching goal is to create a significant impact in local communities over an extended period of time. The core mission of Rollins United is that everyone deserves a safe place to live, work, and play.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are available free of charge on our website at www.rollins.com, under the heading “Investor Relations – Filings and Reports – SEC Filings,” as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1.A.	Risk Factors

You should consider carefully the following risk factors before making an investment decision with respect to our securities. You are cautioned that the risk factors discussed below are not exhaustive.

Risks Related to our Brand and Certain Intellectual Property Rights

Our business depends on our strong brands and failing to maintain and enhance our brands and develop a positive client reputation could hurt our ability to retain and expand our base of customers.

Our strong brands, Rollins, Orkin, HomeTeam, Clark Pest Control, Western, Northwest, IFC, Crane Pest Control, Waltham, Trutech, PermaTreat, Critter Control, Safeguard Pest Control, Aardwolf Pestkare, OPC, and other strong brands have significantly contributed to the success of our business.  Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers.  Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures.  Further, if our brands are significantly damaged, our business, operating results, and financial condition may be materially and adversely affected.  We continue to develop strategies and innovative tools to gain a deeper understanding of customer acquisition, retention and client replacement in order to more effectively expand and retain our customer base. Maintaining and enhancing our brands will depend largely on our ability to remain a service leader and continue to provide high-quality pest control services that are truly beneficial and play a meaningful role in people’s lives.

Our brand recognition could be impacted if we are not able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and service marks, Orkin®, Orkin Canada®, HomeTeam Pest Defense®, TAEXX®, Clark Pest Control®, Western Pest Services®, Northwest Exterminating®, Critter Control®, IFC®, Trutech®, Waltham Pest Services®, OPC Services®, Perma Treat Pest and Termite Control®, Crane Pest Control®, Murray Pest Control®, Allpest®, Statewide Pest Control®, Safeguard the Pest Control People®, Aardwolf Pestkare®, Adams Pest Control™, McCall® and others. Although we have sought to register or protect many of our marks either in the United States or in the countries in which they are or may be used, we have not sought to protect our marks in every country. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Our franchisees, subcontractors, and vendors could take actions that could harm our business.

Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. Each franchised brand also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. This could materially adversely impact our business, financial position, results of operations and cash flows. Similarly, if subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Risks Related to the Global Economy and Public Health Crises

Economic conditions may materially adversely affect our business.

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

Our business, results of operations and financial condition is impacted by the coronavirus (COVID-19) pandemic and the restrictions put in place in connection therewith.

We  have and continue to respond to the global outbreak of COVID-19 by taking steps to mitigate the potential risks posed to us by its spread and the impact of the restrictions put in place by the local, state and federal governments to protect the population. However, the resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement additional restrictions on our operations. We continue to execute our business continuity plan and have implemented a comprehensive set of new protocols for the health and safety of our employees, customers, and business partners, such as wearing masks, gloves, and other personal protective equipment, social distancing, utilizing electronic documents and sanitizing high touch surfaces, among others. Our employees transitioned to work-from-home during fiscal 2020 where appropriate. However, due to the speed and scope with which the COVID-19 situation has evolved and the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on our results of operations or financial condition. In addition, the unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for 2021 and beyond.

Risks Related to our Labor Force

Our inability to attract and retain skilled workers may impair growth potential and profitability.

Our ability to remain productive and profitable will depend substantially on our ability to attract and retain sales and service operations professional workers, develop leadership and implement diversity, equity and inclusion initiatives. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for employees is high, and the supply is limited. A significant increase in the wages paid and benefits offered by competing employers could result in a reduction in our labor force, increases in our labor costs, or both. If either of paid these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

Risks Related to our Business, Industry and Operations

We face risks regarding our ability to maintain our competitive position in the pest control industry in the future.

We operate in a highly competitive industry. Our revenues and earnings are affected by changes in competitors’ prices and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are service quality, terms of guarantees, reputation for safety, technical proficiency and price. Although we believe that our experience and reputation for safety and quality service are excellent, we cannot assure investors that we will be able to maintain our competitive position.

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

Risks Related to Cybersecurity, Privacy Compliance and Business Disruptions

The Company and its wholly-owned subsidiaries could suffer disruption to business operations and face economic and reputational damage, as well as be subject to fines, penalties and private litigation, if there is unauthorized access to or unintentional distribution of personal, financial, proprietary, confidential, or other protected data or information the Company is entrusted to keep about its customers, employees, business practices, or third parties.

Our internal information technology (“IT”) systems contain certain personal, financial, health, or other protected and confidential information that is entrusted to us by our customers and employees.  Our IT systems also contain the Company’s and its wholly-owned subsidiaries’ proprietary and other confidential information related to our business, such as business plans, customer lists and product and service development initiatives. We also grant third-party business partners and service providers access to such information in order to facilitate business operations and administer benefits.  Employees, third-party business partners, and service providers can knowingly or unknowingly disseminate such information or serve as an entry point for bad actors to access such information. Vulnerabilities from growth, acquisitions, and integration with new systems also exist.

Our privacy compliance and digital risk management initiatives focus on the threats and risks to enterprise information and the underlying IT systems processing such information as part of the implementation of business processes.  The Company also relies on, among other things, commercially available vendors, cyber protection systems, software, tools and monitoring to provide security for processing, transmission and storage of protected information and data. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, meet standards set by the payment card industry (“PCI”). We have also implemented policies and procedures, internal training, system controls, and constant monitoring and audit processes to protect the Company from internal and external vulnerabilities and to comply with consumer privacy laws in the areas in which we operate.  Further, the Company limits retention of certain data, encrypts certain data and otherwise protects information to comply with consumer privacy laws in the areas in which we operate.

We continue to evaluate and modify our systems and protocols for data security compliance purposes, and such standards may change from time to time. We monitor certain third-party business partners and service providers for compliance and vulnerabilities.  Activities by bad actors, changes in computer and software capabilities and encryption technology, new tools and discoveries, cloud applications, changes in multi-jurisdictional regulations, and other events or developments may result in a compromise or breach of our systems. Any compromises, breaches, application errors  or human mistakes related to our systems or failures to comply with applicable standards could not only disrupt our financial operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products, but could also result in violations of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Furthermore, a breach of data security or failure to comply with rigorous multi-jurisdictional consumer privacy requirements could expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a violation or breach.

Risks Related to Legal, Regulatory and Risk Management Matters

We are from time to time subject to lawsuits, investigations and other proceedings which could have a material adverse effect on our business, financial condition and results of operations, and our operations may be adversely affected if we fail to comply with applicable law or other governmental regulations, including environmental and other regulations relating to the pest control industry.

In the normal course of business, we are involved in various claims, arbitrations, contractual disputes, investigations and litigation, including claims that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions, allegations by federal, state or local authorities, including the SEC, of violations of regulations or statutes, claims related to wage and hour law violations and claims related to environmental matters.  These claims, proceedings or litigation, either alone or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business is significantly affected by and subject to regulation by various federal, state, provincial, regional and local governments in the countries in which we operate, including, but not limited to, environmental laws, antitrust laws, consumer protection laws, employment laws, including wage and hour laws, payroll taxes and anti-discrimination laws, immigration, human health and safety laws and other regulations relating to the pest control industry.

We are unable to predict whether such laws will, in the future, materially affect our operations and financial condition or whether any changes will require us to incur substantial increases in costs in order to comply with such changes. Penalties for noncompliance with these laws may include investigations, criminal sanctions or civil remedies, including, but not limited to, cancellation of licenses, fines, and other corrective actions, which could negatively affect our business, financial condition and results of operations.

The ongoing SEC investigation and any potential related litigation entail risks and uncertainties.

The SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings. The investigation relates to period-ends for periods beginning January 1, 2015.  The Company is fully cooperating with the SEC’s investigation.  The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing and adjusting reserves for each quarter in the relevant periods. The internal investigation was concluded in October 2020. Based on the results of the internal investigation, it was determined that there was a significant deficiency in the Company’s internal controls relating to the documentation and review of accounting entries for certain reserves and accruals.  The Company has subsequently reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation and providing additional training, which has resulted in the remediation of the significant deficiency. The Company, after consultation with the Audit Committee and independent counsel, believes that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

The SEC’s investigation is ongoing, however, and there can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue action against the Company and its senior officers that could result in potentially significant sanctions and penalties, or that could require the Company to take additional remedial steps.  Potential sanctions against the Company and/or individuals could include penalties, injunctions, and cease-and-desist orders. Further, the Company may be subject to litigation from third parties related to the matters under review by the SEC.  Accordingly, the ongoing SEC investigation and any potential related litigation could result in distraction to management and entail risks and uncertainties the outcome of which could adversely affect our financial results and our reputation.

Product, service or other related liability claims could have a material adverse effect on our liquidity, financial position and results of operations.

The handling, storage, transportation, and use of chemical products required to provide pest control service involves inherent exposure to potential product liability claims, service level claims, and related adverse publicity. Additionally, hazards could potentially cause injury, damage to, or destruction of, property or equipment and environmental contamination or other environmental damage, which could have an adverse effect on our business, financial condition or results of operations. Also, the occurrence of disruptions, shutdowns or other material operating problems at our facilities or those of our suppliers or customers due to any of these risks could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties. We maintain product and general liability insurance, however, there can be no assurance that the types or levels of coverage maintained are adequate to cover these potential significant and catastrophic risks. In addition, we may not be able to continue to maintain our existing insurance coverage or obtain comparable or additional insurance coverage at a reasonable cost, if at all, in the event a significant product or service claim arises.

Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to provide service and bid for contracts, and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. Accordingly, if we fail to maintain adequate safety standards, we could suffer reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operations.

We attempt to mitigate risks relating to personal injury or property loss through the implementation of company-wide safety management efforts designed to decrease the incidence of accidents or events that may occur. It is expected that any such decreases could also have the effect of reducing our insurance costs. However, incidents involving injury or property loss may be caused by multiple potential factors, a significant number of which are beyond our control. Therefore, there is no guarantee that our risk management and safety programs will have the desired effect of controlling all potential costs and liability exposure.

Our enterprise risk management program may leave us exposed to unidentified or unanticipated risks.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, and monitor the risks that we face. There can be no assurance that our frameworks or models for assessing and managing known risks, compliance with applicable law, and related controls will effectively mitigate risk and limit losses in all market environments or against all types of known and unknown risk in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs, the performance and value of our business could be materially adversely affected.

The Company maintains insurance and other traditional risk-shifting tools to manage certain types of risks. However, such tools are subject to terms such as deductibles, retentions, limits and policy exclusions, as well as risk of denial of coverage, default or insolvency. If we suffer unexpected or uncovered losses, or if any of our insurance policies are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits and could adversely impact our results of operations, cash flows and financial position.

Risks Related to our Capital and Ownership Structure

The Company’s management has a substantial ownership interest; public stockholders may have no effective voice in the Company’s management.

The Company has elected the “Controlled Company” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Company” because a group that includes the Company’s Chairman of the Board and Chief Executive Officer, Gary W. Rollins, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Company,” the Company need not comply with certain NYSE rules.

Rollins, Inc.’s executive officers, directors and their affiliates hold directly, or through indirect beneficial ownership, in the aggregate, approximately 54 percent of the Company’s outstanding shares of common stock. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

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

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable. We do not believe that the ultimate resolution of the claims we are currently involved in will have a material adverse effect on our business, results of operations, financial condition, cash flow and prospects; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

As previously disclosed, the SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings. The investigation relates to period-ends for periods beginning January 1, 2015. The Company is fully cooperating with the SEC’s investigation. The Company cannot predict the outcome of this investigation. The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. The internal investigation was concluded in October 2020. The Company, after consultation with the Audit Committee and the independent counsel, believes that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended. See Part I, Item 1.A. for additional discussion of related Risk Factors.

See Note 15 to Part I, Item 1 for discussion of certain litigation.

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

Name	Age	Office with Registrant	Date First Elected to Present Office
Gary W. Rollins (1)	76	Chairman and Chief Executive Officer	August 25, 2020
John F. Wilson (2)	63	Vice Chairman and Assistant to the Chairman	August 25, 2020
Jerry E. Gahlhoff Jr. (3)	48	President and Chief Operating Officer	August 25, 2020
Paul E. Northen (4)	56	Senior Vice President, Chief Financial Officer and Treasurer	January 26, 2016
Elizabeth B. Chandler (5)	57	Vice President, General Counsel and Corporate Secretary	January 1, 2018

(1)	Gary W. Rollins was named Chairman of Rollins, Inc in August 2020. He was elevated to Vice Chairman of Rollins, Inc. in January 2013. He was elected to the office of Chief Executive Officer in July 2001. In February 2004, he was named Chairman of Orkin, LLC.
(2)	John Wilson joined the Company in 1996 and has held various positions of increasing responsibility, serving as a technician, sales inspector, branch manager, region manager, vice president and division president. His most senior positions have included President and Chief Operating Officer of Rollins, Inc., Vice President of Rollins, Inc., Southeast Division President, Atlantic Division Vice President and Central Commercial Region Manager. Mr. Wilson was elevated to Vice Chairman in August 2020.
(3)	Jerry E. Gahlhoff Jr. was named the President and Chief Operating Officer of Rollins, Inc. in August 2020. He came to the Company in the HomeTeam acquisition in 2008 and has successfully managed several areas of the Company with increasing responsibility. He most recently led the Rollins Specialty Brands team of HomeTeam, Clark, Northwest, Western Pest, Waltham Pest, OPC pest control companies as well as the Rollins Human Resources department.
(4)	Paul E. Northen joined Rollins in 2015 as Chief Financial Officer and Treasurer. He was promoted to Vice President of Rollins, Inc. in January 2016, and Senior Vice President of Rollins, Inc. in April 2018. He began his career with UPS in 1985 and brings a wealth of tax, risk management and audit experience as well as strong international exposure to Rollins. Prior to joining Rollins, Mr. Northen was Vice President of International Finance and Accounting-Global Business Services for UPS. He previously held the positions of Chief Financial Officer of UPS’ Asia Pacific Region based in Hong Kong, and as Vice President of Finance in UPS’ Pacific and Western Regions.
(5)	Elizabeth (Beth) Brannen Chandler joined Rollins in 2013 as Vice President and General Counsel. In 2017, Beth assumed responsibility for the Risk Management and Internal Audit groups. She was appointed to Corporate Secretary in January 2018. Before joining Rollins, Ms. Chandler was Vice President, General Counsel and Corporate Secretary for Asbury Automotive. Prior to working with Asbury, Ms. Chandler served as city attorney for the City of Atlanta; and she served as Vice President, Assistant General Counsel and Corporate Secretary for Mirant Corp.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed on the New York Stock Exchange and is traded on the Philadelphia, Chicago and Boston Exchanges under the symbol ROL.

As of January 31, 2021, there were 7,760 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Issuer Purchases of Equity Securities

During the years ended December 31, 2020 and 2019, the Company did not repurchase shares on the open market. In total, there remains 11.4 million additional shares authorized to be repurchased under prior Board approval. The repurchase program does not have an expiration date.

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced repurchase plans (2)	Maximum number of shares that may yet be purchased under the repurchase plans
October 1 to 31, 2020	703	$35.87	—	11,415,625
November 1 to 30, 2020	2,147	39.67	—	11,415,625
December 1 to 31, 2020	—	—	—	11,415,625
Total	2,850	$38.73	—	11,415,625

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: October 2020: 703; November 2020: 2,147; and December 2020: 0.

(2)	In 2012, the Company’s Board authorized a share repurchase plan to repurchase up to 5.0 million shares of the Company’s common stock. The split-adjusted authorized shares under the share repurchase plan are 16.9 million shares.

PERFORMANCE GRAPH

The following graph sets forth a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	2015	2016	2017	2018	2019	2020

Rollins Inc.	100.00	133.86	188.22	223.35	209.10	375.31
S&P500	100.00	109.54	130.81	122.65	158.07	183.77
S&P 500 Commercial Services & Supplies	100.00	122.83	145.76	144.16	199.28	237.88

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6.	Selected Financial Data

The following summary financial data of Rollins highlights selected financial data and should be read in conjunction with the audited financial statements and related notes included elsewhere in this document.

All share and per share data presented in the following table have been adjusted for the three-for-two stock split effective December 10, 2020.

FIVE-YEAR FINANCIAL SUMMARY

STATEMENT OF OPERATIONS DATA
(in thousands except per share data)
Years ended December 31,	2020	2019	2018	2017	2016
Revenues	$2,161,220	$2,015,477	$1,821,565	$1,673,957	$1,573,477
Income before taxes	$354,720	$261,160	$310,733	$294,502	$260,636
Net income	$260,824	$203,347	$231,663	$179,124	$167,369
Earnings per share - Basic	$0.53	$0.41	$0.47	$0.37	$0.34
Earnings per share - Diluted	$0.53	$0.41	$0.47	$0.37	$0.34
Dividends per share	$0.33	$0.31	$0.31	$0.25	$0.22
OTHER DATA:
Net cash provided by operating activities	$435,785	$319,573	$299,401	$235,370	$226,525
Net cash used in investing activities	$(162,395)	$(455,107)	$(101,375)	$(154,175)	$(76,842)
Net cash (used in)/provided by financing activities	$(281,273)	$111,686	$(175,412)	$(130,263)	$(136,371)
Depreciation	$40,623	$36,646	$30,364	$27,381	$24,725
Amortization of intangible assets	$47,706	$44,465	$36,428	$29,199	$26,177
Capital expenditures	$(23,229)	$(27,146)	$(27,179)	$(24,680)	$(33,081)
BALANCE SHEET DATA AT END OF YEAR:
Current assets	$314,777	$309,787	$286,021	$262,795	$290,171
Total assets	$1,845,900	$1,744,376	$1,094,124	$1,033,663	$916,538
Total debt	$203,000	$291,500	$—	$—	$—
Stockholders’ equity	$941,360	$815,750	$711,908	$653,924	$568,545
Number of shares outstanding at year-end	491,612	491,146	490,962	490,482	490,031

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Presentation

This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2019. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

The Company

Rollins, Inc. (the “Company”) is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Canada, Central and South America, the Caribbean, the Middle East, Asia, Europe, Africa, and Australia. Services are performed through a contract that specifies the treatment and the pricing arrangement with the customer.

The Company has one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer or a few customers or the Company’s foreign operations.

Overview

RESULTS OF OPERATIONS

	(in thousands)			% Better/(worse) compared to prior year
Years ended December 31,	2020	2019	2018	2020	2019
Revenues	$2,161,220	$2,015,477	$1,821,565	7.2	10.6
Cost of services provided	1,048,592	993,593	894,437	(5.5)	(11.1)
Depreciation and amortization	88,329	81,111	66,792	(8.9)	(21.4)
Sales, general and administrative	656,207	623,379	550,698	(5.3)	(13.2)
Accelerated stock vesting expense	6,691	—	—
Pension settlement loss	—	49,898	—	N/M	N/M
Loss/(gain) on sales of assets, net	1,599	(581)	(875)	(375.2)	(33.6)
Interest expense/(income), net	5,082	6,917	(220)	26.5	N/M
Income before income taxes	354,720	261,160	310,733	35.8	(16.0)
Provision for income taxes	93,896	57,813	79,070	(62.4)	26.9
Net income	$260,824	$203,347	$231,663	28.3	(12.2)

General Operating Comments

2020 marked the Company’s 23rd consecutive year of increased revenues. Revenues for the year rose 7.2 percent to $2.161 billion compared to $2.015 billion for the prior year. Income before income taxes increased 35.8% to $354.7 million compared to $261.2 million the prior year. Net income increased 28.3% to $260.8 million, with earnings per diluted share of $0.53 compared to $203.3 million, or $0.41 per diluted share for the prior year. The drop in net income from 2018 to 2019 was primarily attributed to the pension settlement loss recorded in 2019.

COVID-19 Pandemic Impact

As the pandemic challenges grew early in 2020, the Company made numerous operational adjustments to address the economic, health and safety challenges from the COVID-19 pandemic. These included new COVID-related procedures, modified customer service and related protocols, daily health screenings before entering shared offices, and a transition to remote work locations to reduce concentrations of personnel in offices where appropriate. Cost containment efforts included furloughs, layoffs, elimination of non-essential travel, postponing capital expenditures, and temporary salary reductions for upper management, among other actions.

Customer retention during the pandemic is less predictable, and of greater immediate concern compared with our normal operations, however, our residential pest and termite control business has remained reasonably consistent with some growth over prior years. With many sheltering or working from home, we have experienced higher than normal demand for our residential services. Our commercial pest control business has been more adversely impacted, as it crosses multiple industries such as healthcare, food processing, logistics, grocery, retail and hospitality. Each of these industries is being impacted differently by the pandemic. Many of our commercial customers continue to operate as “essential” businesses; however, unfortunately there are a notable number of others that have closed, at least temporarily. We expect this impact will persist through much of 2021 until the majority of the population has been vaccinated against the virus. The Company’s residential and termite revenues grew 13.4% and 9.6%, respectively, in 2020 compared to 2019 while our commercial pest control revenues fell by 0.5%.

While we have a substantial amount of intangible assets on our balance sheet, based on our revenue growth this year, we do not anticipate any significant long-term loss in revenues or cash flows that would approach a level for impairment of intangible assets.

All of our critical supply-chain vendors have remained operational, and we have engaged additional new sources to supplement our existing suppliers, especially for critical PPE and other COVID-19 related items. Fleet suppliers and support vendors continue to serve our needs.

Results of Operations—2020 Versus 2019

Overview

The Company’s revenues increased to $2.161 billion in 2020, a 7.2% increase compared to 2019. Gross margin increased to 51.5% for 2020 from 50.7% in 2019. Sales, general and administrative expense were 30.4% of revenues in 2020 compared to 30.9% in 2019. The Company’s depreciation and amortization expense as a percent of revenue increased 2.5% to 4.1% in 2020 compared to 4.0% in 2019. Rollins’ net income of $260.8 million in 2020 was an increase of $57.5 million, or 28.3%, compared to $203.3 million in 2019. Net profit margin improved to 12.1% in 2020 from 10.1% in 2019. Rollins continued to expand our global brand recognition with acquisitions in the United States, Canada, United Kingdom, Australia, and Asia as well as expanded our Orkin international franchise program in numerous countries around the globe. The Company continues to seek new international opportunities.

Revenues

Revenues for the year ended December 31, 2020 were $2.161 billion, an increase of $145.7 million, or 7.2%, from 2019 revenues of $2.015 billion. Growth accounted for approximately 3.8% of our increase, and our acquisitions contributed the remaining revenue growth. We experienced strong growth in residential pest control, increasing 13.4%, while termite and ancillary revenues grew 9.6%. Year over year commercial revenues were down 0.5% as commercial pest control was negatively impacted by the COVID-19 virus due to various levels of government-driven shutdowns. The Company’s revenue mix for the year ended December 31, 2020 consisted primarily of 45% residential pest control, 36% commercial pest control and 19% termite and ancillary revenues (such as moisture control, insulation, deck and gutter work).

During 2020, the Company chose to forgo the normal mid-year price increase, which historically contributes approximately 1.0% to our annual revenue growth. Approximately 80% of the Company’s pest control revenue was recurring in 2020, as well as in 2019.

The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the years ended December 31, 2020 and 2019, respectively. The Company established new franchises  in several international countries around the globe in 2020 while closing or acquiring others, for a total of 94 Orkin international franchises and nine Australia franchises at December 31, 2020, compared to 97 Orkin international franchises, one Canadian Critter Control franchises and ten Australia franchises at December 31, 2019. The Australia franchises operate under the Murray Pest Control and Scientific Pest Management names.

Revenue from franchising was up 5.6% in 2020 compared to 2019 as the Company continued to expand Orkin’s international footprint and recognition of initial franchise fees. International and domestic franchising revenue was less than 1% of the Company’s revenues for 2020. Orkin had 143 and 147 franchises (domestic and international) at December 31, 2020 and 2019, respectively. The Company continued its strategy of buying back Critter Control franchises during 2020, resulting in a drop in franchises to 79 at December 31, 2020, compared to 85 at December 31, 2019.

Cost of Services Provided

For the twelve months ended December 31, 2020, cost of services provided increased $55.0 million, or 5.5%, compared to the twelve months ended December 31, 2019. Gross margin for the year increased to 51.5% for 2020 from 50.7% in 2019. Margin improvements were driven primarily from lower service wage growth compared to revenue growth, and from fleet savings driven by improvements in our routing and scheduling efficiencies and lower fuel prices.

Depreciation and Amortization

For the twelve months ended December 31, 2020, depreciation and amortization increased $7.2 million, or 8.9%, compared to the twelve months ended December 31, 2019. The dollar increase was primarily due to depreciation increasing $4.0 million, or 10.9%, from the depreciation of acquired and purchased assets and depreciation from various IT related projects. Amortization of intangible assets increased $3.2 million, or 7.3%, for 2020 due to the additional amortization of customer contracts from several acquisitions over the last year, including a full year of amortization for Clark Pest Control acquired in April 2019, as well as several smaller foreign and domestic companies.

Sales, General and Administrative

For the twelve months ended December 31, 2020, sales, general and administrative (SG&A) expenses increased $32.8 million, or 5.3%, compared to the twelve months ended December 31, 2019. SG&A decreased to 30.4% of revenues for the year ended December 31, 2020 compared to 30.9% in 2019. The Company eliminated any non-essential spending at the start of the pandemic which lowered expenses in several areas. Travel restrictions reduced typical training, site visits and conference costs. Conversely, we incurred higher than normal expenses in 2019 related to acquisition preparation and integration activities for Clark Pest Control.

Gain / Loss on Sales of Assets, Net

The Company recorded a $1.6 million net loss on sales of assets for the year ended December 31, 2020 compared to a net gain on sales of assets of $0.6 million in 2019. The Company’s 2020 losses came primarily from liquidating the pension plan assets from the 2019 pension plan settlement. During 2019, the Company recorded gains from the sale of owned vehicles and other owned property.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2020 and 2019 was $5.1 million and $6.9 million respectively, driven largely by borrowings to fund acquisitions, among other things.

Taxes

The Company’s effective tax rate increased to 26.5% in 2020 compared to 22.1% in 2019, due primarily to state and foreign income tax changes and limited tax deductibility for the accelerated stock vesting expense recognized in 2020. The 2019 rate was lower due to beneficial adjustments related to the 2019 pension settlement.

Liquidity and Capital Resources

Cash and Cash Flow

Cash from operating activities is the principal source of cash generation for our businesses.

The most significant source of cash in Rollins’ cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.

The Company’s cash and cash equivalents at December 31, 2020, 2019, and 2018 were $98.5 million, $94.3 million, and $115.5 million, respectively.

	(in thousands)
Years ended December 31,	2020	2019	2018
Net cash provided by operating activities	$435,785	$319,573	$299,401
Net cash used in investing activities	(162,395)	(455,107)	(101,375)
Net cash (used in)/provided by financing activities	(281,273)	111,686	(175,412)
Effect of exchange rate on cash	12,084	2,639	(14,179)
Net increase/(decrease) in cash and cash equivalents	$4,201	$(21,209)	$8,435

Cash Provided by Operating Activities

The Company’s operations generated cash of $435.8 million for the year ended December 31, 2020 primarily from net income of $260.8 million, compared with cash provided by operating activities of $319.6 million in 2019 and $299.4 million in 2018. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The Company settled its obligations under the Rollins, Inc. Pension Plan in 2019 without making any additional contributions during the years ended December 31, 2019 or 2018. The plan was fully funded with a prepaid balance. The plan assets exceeded the plan benefit obligations, and $31.8 million remained after settlement. The Company sold illiquid benefit plan asset investments during 2020 and used $18.0 million and $11.0 million of the $31.8 million during the years ended December 31, 2020 and 2019, respectively, to fund its 401(k) match obligations. As of December 31, 2020, the Company had approximately $1.2 million remaining of benefit plan assets which will likely be reverted to the Company per ERISA regulations in 2021.

The Company has one remaining pension in one of its wholly-owned subsidiaries. An employer contribution of $0.1 million was made during the year ended December 31, 2019. No contributions were made during 2020 or 2018. While the Company’s management does not expect to make a contribution to its remaining pension plan during fiscal year 2021, additional plan contributions, if any, will not have a material effect on the Company’s financial position, results of operations or liquidity.

Cash Used in Investing Activities

The Company used $162.4 million in investing activities for the year ended December 31, 2020, compared to $455.1 million and $101.4 million during 2019 and 2018, respectively. The Company invested approximately $23.2 million in capital expenditures during 2020 compared to $27.1 million and $27.2 million during 2019 and 2018, respectively. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology-related projects. The Company expects to invest between $25.0 million and $30.0 million in 2021 in capital expenditures. During 2020, the Company and its subsidiaries acquired McCall Pest Management, Inc, the remaining Clark Pest Control locations, and Adam’s Pest Control in Australia as well as several other small to mid-sized companies for a total of $147.6 million compared to $430.6 million and $76.8 million in acquisitions during 2019 and 2018, respectively. The expenditures for the Company’s acquisitions were funded through existing cash balances, borrowings on our line of credit, a term loan, and other operating cash flows. The Company continues to seek new acquisitions.

Cash Used in or Provided by Financing Activities

The Company used $281.3 million in financing activities for the year ended December 31, 2020. During 2019, the Company generated $111.7 million from financing activities compared to using $175.4 million during 2018. The Company repaid $88.5 million of its outstanding debt balance throughout 2020, net of borrowings, compared to borrowing $291.5 million during 2019, net of repayments. A total of $160.5 million was paid in cash dividends ($0.33 per share) during the year ended December 31, 2020 including a special dividend paid in December 2020 of $0.09 per share, compared to $153.8 million in cash dividends paid ($0.31 per share) during the year ended December 31, 2019, including a special dividend paid in December 2019 of $0.03 per share and $152.7 million paid in cash dividends ($0.31 per share) during the year ended December 31, 2018, including a special dividend paid in December 2018 of $0.06 per share.

The Company reclassified certain prior period amounts in the Statement of Cash Flows from Operating Activities to Financing Activities for payment of contingent consideration to conform to the current period presentation.

The Company did not purchase shares on the open market during the years ended December 31, 2020, 2019 and 2018. There remain 11.4 million shares, adjusted for the December 10, 2020 three-for-two stock split, authorized to be repurchased under prior Board approval. The Company repurchased $8.3  million, $10.0 million, and $9.5 million of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, from employees for the payment of taxes on vesting restricted shares.

The Company’s $98.5 million of total cash at December 31, 2020 is primarily cash held at various banking institutions. Approximately $71.3 million is held in cash accounts at international bank institutions and the remaining $27.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

The impact that the Company’s contractual obligations as of December 31, 2020 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
Contractual obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Revolving commitment	$67,000	$—	$—	$67,000	$—
Term loan	136,000	17,188	42,187	76,625	—
Acquisition holdbacks and earnouts	35,744	23,768	11,976	—	—
Non-cancelable operating leases	233,043	80,425	105,891	30,337	16,390
Unrecognized tax positions (1)	921	—	921	—	—
Total (2)	$472,708	$121,381	$160,975	$173,962	$16,390
1.	These amounts represent expected payments with interest for unrecognized tax benefits as of December 31, 2020.
2.	Minimum pension funding requirements are not included as funding will not be required.

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

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. Risks are managed through either high deductible insurance or a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third-party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in safety and risk management to develop and maintain ongoing programs to reduce and prevent claims. Initiatives that have been implemented include required pre-employment screening and ongoing motor vehicle record review for all drivers, post-offer physicals for new employees, pre-hire, random and post incident drug testing, increased driver training and post-injury nurse triage for work-related injuries. The   accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

Revenue Recognition— the Company’s Revenue recognition policy is to recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for refunds and any taxes collected from customers, which are subsequently remitted to governmental authorities.

More on the Company’s revenue recognition policy can be found in the Company’s Notes to the Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies with the heading Revenue Recognition.

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

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding: (1) the Company continuing to expand its growth through the franchise program of its Orkin brand; (2) management’s belief that the Company competes favorably with competitors as the world’s largest pest and termite control company; (3) compliance with environmental and regulatory laws, legislative and regulatory requirements may have a material effect on the Company’s capital expenditures, earnings, and competitive position and subject us to the possibility of regulatory and private actions or proceedings; (4) failure to comply with consumer protection, privacy solicitation laws or regulations could subject us to involvement in lawsuits, enforcement actions and other claims by third parties or governmental authorities, losses to our reputation, business or licenses or substantial fines, damages or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows; (5) franchise dispute could have a material adverse effect on our financial position, results of operations and cash flows; (6) our belief that our maintenance of supplies is sufficient to fulfill our immediate needs and to alleviate any potential short-term shortage in availability of such supplies; (7) the suitability and adequacy of our facilities to meet our current and reasonably anticipated future needs; (8) our belief that the development and retention of high-quality talent leads to a better customer experience and better customer retention; (9) our belief that if we make it a priority to promote and create a diverse, equitable and inclusive workplace, it will result in higher levels of satisfaction and engagement, stronger staff retention, higher productivity, and a heightened sense of belonging; (10) our goals to create organizational change focusing on inclusion for all employees; (11) our belief that our commitment to offer employees the opportunity to participate in various community outreach programs will help us meet our goals of attracting, developing and retaining high-quality employees and create a significant impact in local communities over time; (12) our belief that no pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, liquidity, cash flow or prospects; (13) our belief that we establish sufficient loss contingency reserves based upon outcomes of such pending claims, proceedings or litigation that we currently believe to be probable and reasonably estimable; (14) our belief that our financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods that are subject to the SEC investigation fairly present in all material respects our financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended; (15) our expectation that the adverse impact of the COVID-19 pandemic, specifically, that a notable number of our commercial customers will continue to be forced to temporarily close their doors, will persist until the majority of the population has been vaccinated against the virus; (16) our anticipation that we will not experience any significant long-term loss in revenues or cash flows, in connection with the COVID-19 pandemic, that would approach a level for impairment of intangible assets; (17) the belief that our current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, available borrowings under our $175.0 million revolving credit facility and $136.0 million currently outstanding under our term loan facility will be sufficient to finance our current operations and obligations, and fund expansion of the business for the foreseeable future, (18) the belief that we have adequate liquid assets, funding sources and insurance accruals to satisfy any claims; (19) our expectation to continue our payment of cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; (20) plans regarding future acquisitions and franchise expansions, including our belief that acquisitions have been and may continue to be an important element of our business strategy; (21) our belief that we maintain adequate liquidity and capital resources, without regard to its foreign deposits, to finance domestic operations and obligations and to fund expansion of our domestic business; (22) plans to continue funding future defined benefit plan obligations with a possible reversion of any remaining pension assets to us in compliance with ERISA regulations; (23) our belief that the Company will not make a contribution to its remaining pension plan during fiscal year 2021; (24) our belief that any potential additional pension plan contributions will not have a material effect on our financial position, results of operations or liquidity; (25) our projected 2021 capital expenditures; (26) the plans to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies with no expectation of repatriation of cash from our foreign subsidiaries; (27) our ability to mitigate investment risks with respect to the Waltham Services, LLC Hourly Employee Pension Plan by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness; (28) our belief that we have adequate liquid assets, funding sources and insurance accruals to accommodate certain insurance claims; (29) our expectation that we will maintain compliance with the covenants contained in our Revolving Credit Agreement throughout 2021; (30) the expected impact and amount of our contractual obligations; (31) our expectations regarding termite claims and factors that impact future costs from those claims; (32) the expected cost of termite renewals; (33) the expected collectability of accounts receivable; (34) our belief that our tax positions are fully supportable; (35) expectations and plans regarding any losses from franchisees; (36) our beliefs about our accounting policies and the impact of recent accounting pronouncements; (37) our belief that our exposure to market risks arising from changes in foreign exchange rates will not have a material impact upon our results of operations going forward; (38) our ability to utilize all of our foreign net operating losses and the reasonable possibility that the Company’s unrecognized tax benefits will decrease in the next 12 months; (39) our reasonable certainty that we will exercise the renewal options on our operating leases; (40) expectations regarding the recognition of compensation costs related to time-lapse restricted shares; (41) our belief that maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers; (42) our ability to be proactive in safety and risk management to develop and maintain ongoing programs to reduce claims; and (43) our expected return on defined benefit pension plan assets; (44) the potential limitation of our ability to take timely corrective actions to limit future costs if actual claims related to our defined benefit pension plan exceed our accruals and reserves; (45) our potential suspension of future services for customers with past due balances; and (46) management’s intention that our floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million will hedge a portion of the Company’s floating rate indebtedness under the Credit Facility.

Our actual results could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the failure to maintain and enhance our brands and develop a positive client reputation; our ability to protect our intellectual property and other proprietary rights; actions taken by our franchisees, subcontractors or vendors that may harm our business; general economic conditions; the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2021 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations, accounting assumptions and estimates and financial condition; potential increases in labor costs; our inability to attract and retain skilled workers; competitive factors and pricing practices; changes in industry practices or technologies; the degree of success of our termite process reforms and pest control selling and treatment methods; our ability to identify and integrate potential acquisitions; unsuccessful expansion into international markets; climate and weather trends; a breach of data security resulting in the unauthorized access of personal, financial, or other data or information about our customers, employees, third parties, or of our proprietary confidential information; damage to our brands or reputation; possibility of an adverse ruling against us in pending litigation, regulatory action or investigation; changes in various government laws and regulations, including environmental regulations; the effectiveness of our risk management and safety program; general market risk; management’s substantial ownership interest and its impact on public stockholders and the availability of the Company’s common stock to the investing public; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. The Company does not undertake to update its forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. As of December 31, 2020, the revolving commitment had outstanding borrowings of $67.0 million and the term loan had outstanding borrowings of $136.0 million. Additionally, the Company maintained $35.1 million in Letters of Credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. For a discussion of the Company’s activities to manage risks relative to fluctuations in foreign currency exchange rates, see Note 11 to the accompanying financial statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of Rollins, Inc.:

The management of Rollins, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Rollins, Inc. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2020 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2020.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2020, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 27.

/s/ Gary W. Rollins	/s/ Paul E. Northen
Gary W. Rollins	Paul E. Northen

Chairman and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
Principal Executive Officer	Principal Financial and Accounting Officer

Atlanta, Georgia

February 26, 2021

grant thornton llp 1100 Peachtree St.NE, Suite 1200 Atlanta, GA 30309 D +1 404 330 2000 F +1 404 330 2047	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Rollins, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 26, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.
27

grant thornton llp 1100 Peachtree St.NE, Suite 1200 Atlanta, GA 30309 D +1 404 330 2000 F +1 404 330 2047	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Board of Directors and Stockholders

Rollins, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.
28

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Insurance – workers’ compensation and vehicle liability

As described further in Note 1 to the financial statements, the Company retains, up to certain policy-specified limits, certain risks related to workers’ compensation and vehicle liability. The estimated costs of existing and future claims under the retained loss programs are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. We identified accrued insurance - workers’ compensation and vehicle liability and related expense (“accrued insurance”) as a critical audit matter.

The principal considerations for our determination that accrued insurance is a critical audit matter are that accrued insurance liability has higher risk of estimation uncertainty due to the loss development factors and inherent assumptions in actuarial methods used in determining the required liability. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist.

Our audit procedures related to the accrued insurance reserve included the following, among others:

•	Obtained an understanding, evaluated the design and tested operating effectiveness of key controls relating to accrued insurance, including, but not limited to, controls that (1) validate that claims were reported and submitted accurately and timely, (2) validate the underlying data maintained by the Company and the third-party administrator used to develop the accrued insurance reserve was complete and accurate, and (3) verify the third-party actuarial report used in developing the accrued insurance reserve was reviewed by the Company’s management.

•	Utilized an auditor-engaged specialist in evaluating management’s methods and assumptions, including the reasonableness of the selected loss development factors utilized by management, as well as performing a retrospective review to validate the assumptions utilized by management, to identify indicators of potential bias.

•	Tested the underlying data maintained by the Company and the third-party administrator, which was submitted to the Company’s actuary to develop the accrued insurance reserve, for completeness and accuracy.

/s/ GRANT THORNTON LLP We have served as the Company’s auditor since 2004. Atlanta, Georgia February 26, 2021
29

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)

December 31,	2020	2019
ASSETS
Cash and cash equivalents	$98,477	$94,276
Trade receivables, net of allowance for expected credit losses of $16,854 and $16,699, respectively	126,337	122,766
Financed receivables, short-term, net of allowance for expected credit losses of $1,297 and $1,675, respectively	23,716	22,267
Materials and supplies	30,843	19,476
Other current assets	35,404	51,002
Total current assets	314,777	309,787
Equipment and property, net	178,052	195,533
Goodwill	653,176	572,847
Customer contracts, net	298,949	273,720
Trademarks and tradenames, net	109,044	102,539
Other intangible assets, net	10,777	10,525
Operating lease, right-of-use assets, net	212,342	200,727
Financed receivables, long-term, net of allowance for expected credit losses of $1,934 and $1,284 respectively	38,187	30,792
Benefit plan assets	1,198	21,565
Deferred income taxes	2,222	2,180
Other assets	27,176	24,161
Total assets	$1,845,900	$1,744,376
LIABILITIES
Accounts payable	$64,596	$35,234
Accrued insurance	31,675	30,441
Accrued compensation and related liabilities	91,011	81,943
Unearned revenues	131,253	122,825
Operating lease liabilities-current	73,248	66,117
Current portion of long-term debt	17,188	12,500
Other current liabilities	63,540	60,975
Total current liabilities	472,511	410,035
Accrued insurance, less current portion	36,067	34,920
Operating lease liabilities, less current portion	140,897	135,651
Long-term debt	185,812	279,000
Deferred income tax liability	10,612	9,927
Long-term accrued liabilities	58,641	59,093
Total liabilities	904,540	928,626
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 shares authorized, 491,612,059 and 491,146,269 shares issued and outstanding, respectively	491,612	491,146
Paid in capital	101,757	89,413
Accumulated other comprehensive loss	(10,897)	(21,109)
Retained earnings	358,888	256,300
Total stockholders’ equity	941,360	815,750
Total liabilities and stockholders’ equity	$1,845,900	$1,744,376

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except share information)

Years ended December 31,	2020	2019	2018
REVENUES
Customer services	$2,161,220	$2,015,477	$1,821,565
COSTS AND EXPENSES
Cost of services provided, exclusive of depreciation and amortization	1,048,592	993,593	894,437
Depreciation and amortization	88,329	81,111	66,792
Sales, general and administrative	656,207	623,379	550,698
Accelerated stock vesting expense	6,691	—	—
Pension settlement loss	—	49,898	—
Loss/(gain) on sales of assets, net	1,599	(581)	(875)
Interest expense/(income)	5,082	6,917	(220)
TOTAL COSTS AND EXPENSES	1,806,500	1,754,317	1,510,832
INCOME BEFORE INCOME TAXES	354,720	261,160	310,733
PROVISION FOR INCOME TAXES
Current	95,111	65,041	71,442
Deferred	(1,215)	(7,228)	7,628
TOTAL PROVISION	93,896	57,813	79,070
NET INCOME	$260,824	$203,347	$231,663
INCOME PER SHARE - BASIC	$0.53	$0.41	$0.47
INCOME PER SHARE - DILUTED	$0.53	$0.41	$0.47
Weighted average shares outstanding - basic	491,604	491,216	490,936
Weighted average shares outstanding - diluted	491,604	491,216	490,936
DIVIDENDS PAID PER SHARE	$0.33	$0.31	$0.31

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Rollins, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2020	2019	2018
NET INCOME	$260,824	$203,347	$231,663
Other comprehensive earnings/(loss)
Pension and other postretirement benefit plans, net of tax	(127)	45,896	(11,050)
Foreign currency translation adjustments	10,443	4,350	(14,072)
Interest rate swaps, net of tax	(104)	(277)	—
Other comprehensive earnings/(loss)	10,212	49,969	(25,122)
Comprehensive earnings	$271,036	$253,316	$206,541

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(in thousands)

	Common Stock		Treasury
	Shares	Amount	Shares	Amount	Paid- In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	490,482	$490,482	—	$—	$81,405	$(45,956)	$127,993	$653,924
Net income				—			231,663	231,663
Other comprehensive income
Pension liability adjustment, net of tax						(11,050)		(11,050)
Foreign currency translation adjustments						(14,072)		(14,072)
Cash dividends							(152,742)	(152,742)
Stock compensation	908	908			13,323		(505)	13,726
Employee stock buybacks	(428)	(428)			(9,342)		229	(9,541)

Balance at December 31, 2018	490,962	$490,962	—	$—	$85,386	$(71,078)	$206,638	$711,908
Impact of adoption of ASC 842							212	212
Net income				—			203,347	203,347
Other comprehensive income
Pension settlement loss, net of tax						46,022		46,022
Pension liability adjustment, net of tax						(126)		(126)
Foreign currency translation adjustments						4,350		4,350
Interest rate swaps, net of tax						(277)		(277)
Cash dividends							(153,836)	(153,836)
Stock compensation	580	580			13,772		(193)	14,159
Employee stock buybacks	(396)	(396)			(9,745)		132	(10,009)

Balance at December 31, 2019	491,146	$491,146	—	$—	$89,413	$(21,109)	$256,300	$815,750
Impact of adoption of ASC 326							2,486	2,486
Net income				—			260,824	260,824
Other comprehensive income
Pension liability adjustment, net of tax						(127)		(127)
Foreign currency translation adjustments						10,443		10,443
Interest rate swaps, net of tax						(104)		(104)
Cash dividends							(160,487)	(160,487)
Stock compensation	802	802			20,315		(267)	20,850
Employee stock buybacks	(336)	(336)			(7,971)		32	(8,275)
Balance at December 31, 2020	491,612	$491,612	—	$—	$101,757	$(10,897)	$358,888	$941,360

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2020	2019	2018
OPERATING ACTIVITIES
Net income	$260,824	$203,347	$231,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	89,444	79,544	64,675
Pension settlement loss	—	49,898	—
Provision for deferred income taxes	(1,215)	(7,228)	7,628
Stock based compensation expense	20,850	14,158	13,726
Provision for expected credit losses	17,536	15,145	13,606
Changes in assets and liabilities:
Trade accounts receivables and other accounts receivables	(12,045)	(20,151)	(12,549)
Financing receivables	(11,787)	(9,080)	(10,784)
Materials and supplies	(10,706)	(2,151)	(374)
Other current assets	6,102	(14,009)	(7,121)
Other non-current assets	16,409	600	11,329
Accounts payable and accrued expenses	50,212	5,611	(10,691)
Unearned revenue	7,276	5,424	4,901
Accrued insurance	1,889	1,915	(686)
Pension funding	—	(144)	—
Long-term accrued liabilities	996	(3,306)	(5,922)
Net cash provided by operating activities	435,785	319,573	299,401
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(147,613)	(430,558)	(76,769)
Capital expenditures	(23,229)	(27,146)	(27,179)
Cash from sale of franchises	495	617	343
Derivative investments	216	104	297
Proceeds from sale of assets	7,700	1,758	1,840
Investment tax credits	36	118	93
Net cash used in investing activities	(162,395)	(455,107)	(101,375)
FINANCING ACTIVITIES
Payment of contingent consideration	(24,011)	(15,969)	(13,129)
Borrowings under term loan	—	250,000	—
Borrowings under revolving commitment	135,000	190,000	—
Repayments on term loan	(54,000)	(60,000)	—
Repayments on revolving commitment	(169,500)	(88,500)	—
Payment of dividends	(160,487)	(153,836)	(152,742)
Cash paid for common stock purchased	(8,275)	(10,009)	(9,541)
Net cash (used in)/provided by financing activities	(281,273)	111,686	(175,412)
Effect of exchange rate changes on cash	12,084	2,639	(14,179)
Net increase/(decrease) in cash and cash equivalents	4,201	(21,209)	8,435
Cash and cash equivalents at beginning of year	94,276	115,485	107,050
Cash and cash equivalents at end of year	$98,477	$94,276	$115,485
Supplemental disclosure of cash flow information
Cash paid for interest	$5,056	$6,452	$25
Cash paid for income taxes, net	$81,184	$75,812	$77,351
Non-cash additions to operating lease right-of-use assets	$89,016	$75,782	$—

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosures of Non-Cash Items

Pension—Non-cash decreases/(increases) in the minimum pension liability which were charged/(credited) to other comprehensive income were $(0.2) million, $75.4 million, and $(14.8) million in 2020, 2019, and 2018, respectively.

Business Combinations —There were $12.6 million in non-cash acquisitions of assets in business combinations for the year ended December 31, 2020, $34.2 million in 2019 and $18.1 million for 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019, and 2018, Rollins, Inc. and Subsidiaries

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description—Rollins, Inc. (the “Company”), was originally incorporated in 1948, under the laws of the state of Delaware as Rollins Broadcasting, Inc.

The Company is an international service company with headquarters located in Atlanta, Georgia, providing pest and termite control services through its wholly-owned subsidiaries to both residential and commercial customers in the United States, Canada, Australia, Europe, and Asia with international franchises in Canada, Central and South America, the Caribbean, the Middle East, Asia, Europe, Africa, Canada, and Australia. Services are performed through a contract that specifies the pricing arrangement with the customer.

Orkin, a wholly-owned subsidiary of the Company founded in 1901, is the world’s largest pest and termite control company. It provides customized services from over 400 locations. Orkin either serves customers directly or through franchise operations, in the United States, Canada, Central and South America, the Caribbean, the Middle East, Asia, Europe, and Africa providing essential pest control services and protection against termite damage, rodents and insects to homes and businesses, including hotels, food service establishments, food manufacturers, retailers and transportation companies. Orkin operates under the Orkin® trademark. The Orkin® brand name makes Orkin the most recognized pest and termite company throughout the United States.

Orkin Canada, a wholly-owned subsidiary of Orkin founded in 1952, was acquired by Orkin in 1999. Orkin Canada is Canada’s largest pest control provider and a leader in the development of fast, effective and environmentally responsible pest control solutions. Orkin Canada operates under the Orkin Canada® trademarks. The Orkin Canada brand name provides brand recognition throughout Canada.

Western, a wholly-owned subsidiary of the Company founded in 1928, was acquired by Rollins, Inc. in 2004. Western is primarily a commercial pest control service company and its business complements most of the services Orkin offers, focusing on the northeastern United States.

IFC, a wholly-owned subsidiary of the Company founded in 1937, was acquired by Rollins, Inc. in 2005. IFC is a leading provider of pest management and sanitation services and products to the food and commodity industries.

HomeTeam, a wholly-owned subsidiary of the Company established in 1996, was acquired by Rollins, Inc. in April 2008. At the time of the acquisition, HomeTeam, with its unique Taexx® tubes in the wall pest control system, was recognized as a premier pest control business and ranked as the 4th largest company in the industry. HomeTeam services home builders and other commercial and residential customers nationally.

Rollins Australia Pty Ltd (“Rollins Australia”), a wholly-owned subsidiary of the Company, acquired Allpest, in February 2014. Allpest was established in 1959 and is headquartered in Perth, Australia. Allpest provides traditional commercial, residential, and termite service as well as consulting services on border protection related to Australia’s biosecurity program and provides specialized services to Australia’s mining and oil and gas sectors.

Critter Control, a wholly-owned subsidiary of the Company, was acquired by Rollins, Inc. on February 27, 2015. Critter Control was established in 1983 and is headquartered in Traverse City, Michigan. The business is primarily franchised, operating in 40 states and one Canadian province.

Rollins UK Holdings Ltd was formed as a wholly-owned subsidiary of the Company to acquire Safeguard in June 2016. Safeguard is a pest control company established in the United Kingdom in 1991 with a history of providing superior pest control, bird control, and specialist services to residential and commercial customers.

Northwest, a wholly-owned subsidiary of the Company founded in 1951, was acquired by the Company in August 2017. Northwest specializes in residential and commercial termite control, pest control, mosquito control, wildlife services, lawn care, insulation, and HVAC services, focusing on the Southeast United States.

On April 30, 2019, the Company acquired Clark Pest Control located in Lodi, CA. At the time of the acquisition, Clark Pest Control was a leading pest management company in California and the nation’s 8th largest pest management company according to PCT 100 rankings. Clark Pest Control services its customers from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. The Company’s consolidated statements of income include the results of operations of Clark Pest Control for the period beginning April 30, 2019 through December 31, 2020.

The Company has several smaller wholly-owned subsidiaries that in total make up less than 5% of the Company’s total revenues.

The Company has one reportable segment, its pest and termite control business. Revenue, operating profit and identifiable assets for this segment, includes the United States, Canada, Australia, Europe, Asia, Central and South America, the Caribbean, the Middle East, and Africa. The Company’s results of operations and its financial condition are not reliant upon any single customer, few customers or foreign operations.

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

Estimates Used in the Preparation of Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying notes and financial statements. Actual results could differ from those estimates and such differences could be significant.

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

The Company’s revenue recognition policies are designed to recognize revenues upon satisfaction of the performance obligation at the time services are performed. For certain revenue types, because of the timing of billing and the receipt of cash versus the timing of performing services, we use estimates as described below. Residential and commercial pest control services are primarily recurring in nature on a monthly, bi-monthly or quarterly basis, while certain types of commercial customers may receive multiple treatments within a given month. In general, pest control customers sign an initial one-year contract, and revenues are recognized at the time services are performed. The Company defers recognition of advance payments and recognizes the revenue as the services are rendered. The Company classifies discounts related to the advance payments as a reduction in revenues.

Termite control services - Rollins provides both traditional and baiting termite protection services. Traditional termite protection uses “Termidor” liquid treatment and/or dry foam and Orkin foam to treat voids and spaces around the property, while baiting termite protection uses baits to disrupt the molting process termites require for growth and offers ongoing protection. Revenue from initial termite treatment services is recognized as services are provided.

Maintenance/monitoring/inspection - In connection with the initial service offerings, Rollins provides recurring maintenance, monitoring or inspection services to help protect consumer’s property from any future sign of termite activities after the original treatment. This recurring service is a service-type warranty under ASC 606 as it is routinely sold and purchased separately from the initial treatment services and is typically purchased or renewed annually.

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

Miscellaneous services - In certain agreements with customers, Rollins may offer other miscellaneous services, including restroom cleaning (eliminating foul odors, grease and grime which could attract pests) and training (seminars covering good manufacturing practices and product stewardship). Revenue from miscellaneous services is recognized when services are provided.

Products - Depending on customer demand, Rollins may separately sell pest control and/or termite protection products, such as traps. Revenue from product sales is recognized upon transfer of control of the asset.

Equipment rental (or lease) - Depending on customer demand, Rollins may lease certain pest control and/or termite protection equipment. Revenues from equipment rentals are recognized over the period of the rental/lease. Revenues from equipment rentals represent less than 1.0% of the Company’s revenues for each reported period.

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

All Orkin domestic franchises have a guaranteed repurchase clause that the Orkin franchise may be repurchased by Orkin at a later date once it has been established. The Company amortizes the initial franchise fee over the initial franchise term. Deferred Orkin franchise fees were $1.6 million and $1.7 million for the year ending December 31, 2020 and 2019, respectively.

Royalties from Orkin franchises are accrued and recognized as revenues are earned on a monthly basis. Revenue from Orkin franchises was $9.4 million for the year ended December 31, 2020 and $8.7 million and $8.8 million for the years ended December 31, 2019 and 2018, respectively.

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

The Company extends terms to certain customers on higher dollar termite and ancillary work, as well as to certain franchisees for initial funding on the sale of franchises. These financed receivables are segregated from our trade receivables. The amounts that are due within one year from the balance sheet dates are classified as short-term financed receivables, and are shown, net of allowance for expected credit losses, at $23.7 million as of December 31, 2020 and $22.3 million at December 31, 2019. The balances of long-term financed receivables, net of allowance for expected credit losses, were $38.2 million as of December 31, 2020 and $30.8 million at December 31, 2019 and are included in long-term assets on our consolidated statements of financial position. See Note 6 – Financing Receivables for further information.

The allowance for expected credit losses reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for expected credit losses can be found on Schedule II-Valuation and Qualifying Accounts.

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

The Company’s international operations accounted for approximately 7% and 8% of revenues for the years ended December 31, 2020 and 2019, respectively.

Allowance for Expected Credit Losses— The Company maintains an allowance for expected credit losses accounts based on the expected collectability of accounts receivable.  Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable.  Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations.  The Company’s allowance for expected credit losses is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectability. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for expected credit losses are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for expected credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for expected credit losses can fluctuate significantly from period to period. There were no large recoveries in 2020, 2019, and 2018.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2020	2019	2018
(in thousands)
Advertising	$86,314	$81,174	$69,875

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

At December 31,	2020	2019	2018
(in thousands) (in US dollars)
Cash held in foreign bank accounts	$71,330	$74,094	$53,613

The Company’s $98.5 million of total cash at December 31, 2020, is primarily cash held at various banking institutions. Approximately $71.3 million is held in cash accounts at international bank institutions and the remaining $27.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

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

The Company had no marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2020 and 2019. See Note 16 for further details.

Materials and Supplies— Materials and supplies are stated at the lower cost of cost or market. Cost is determined on the first-in, first-out method.

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

Years ended December 31,	2020	2019	2018
(in thousands)
Depreciation	$40,623	$36,646	$30,364

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

Goodwill and Other Intangible Assets— In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other”, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is below the carrying value, the Company recognizes a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.  The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analysis as of September 30, 2020. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated.

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and vehicle liability. Risks above specified limits are managed through either high deductible insurance or a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third-party actuary on a semi-annual basis to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and recent claims and trends. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events.

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

Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with the FASB ASC Topic 450 “Contingencies,” management estimates and accrues for its liability and costs associated with the litigation. Estimates and accruals are determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the litigation, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position

Three-for-two stock split—The Board of Directors at its quarterly meeting on October 27, 2020, authorized a three-for-two stock split by the issuance on December 10, 2020 of one additional common share for each two common shares held of record at November 10, 2020. All share and per share data appearing in the consolidated financial statements and related notes are restated for the three-for-two stock split.

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

The basic and diluted calculations are the same as we have no stock options or other potentially dilutive instruments outstanding. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows (in thousands except per share data). All share and per share information in the following chart are restated for the stock split effective December 10, 2020:

Years Ended December 31,	2020	2019	2018
Net income available to stockholders	$260,824	$203,347	$231,663
Less dividends paid:
Common stock	(159,524)	(152,793)	(151,458)
Restricted shares of common stock	(963)	(1,042)	(1,284)
Undistributed earnings for the period	$100,337	$49,512	$78,921
Allocation of undistributed earnings:
Common stock	99,676	49,144	78,255
Restricted shares of common stock	661	368	666
Basic and diluted shares outstanding:
Common stock	488,365	487,569	486,794
Restricted shares of common stock	3,240	3,647	4,143
	491,605	491,216	490,937
Basic and diluted earnings per share:
Common stock:
Distributed earnings	$0.33	$0.31	$0.31
Undistributed earnings	0.20	0.10	$0.16
	$0.53	$0.41	$0.47
Restricted shares of common stock:
Distributed earnings	$0.30	$0.29	$0.31
Undistributed earnings	0.20	0.10	0.16
	$0.50	$0.39	$0.47

Translation of Foreign Currencies—Assets and liabilities reported in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenues and expenses are translated at the weighted average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables, denominated in foreign currency are included in the earnings of the current period.

Stock-Based Compensation— The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Time lapse restricted shares (TLRSs) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

TLRSs provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. Outstanding TLRSs vest in 20 percent increments starting with the second anniversary of the grant, over six years from the date of grant. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The fair value of these awards is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over six years.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments and cash flow hedge of interest rate risks.

Franchising Program – Rollins’ wholly-owned subsidiary, Orkin Systems, LLC, had 49, 50 and 47 domestic franchises as of December 31, 2020, 2019 and 2018, respectively. Transactions with Orkin’s domestic franchises involve sales of territories and customer contracts to establish new Orkin franchises, initial franchise fees and royalties. The territories, customer contracts and initial Orkin franchise fees are typically sold for a combination of cash and notes due over periods ranging up to five years. Notes receivable from Orkin domestic franchises were $5.8 million at December 31, 2020 and $6.7 million at December 31, 2019. The Company amortizes the Orkin domestic initial domestic franchise fees over the initial franchise term. Deferred Orkin domestic franchise fees were $1.6 million at December 31, 2020 and $1.7 million December 31, 2019. These notes receivable are included as financing receivables and the deferred franchise fees are included in other current liabilities in the accompanying Consolidated Statements of Financial Position. The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to Orkin’s domestic franchises was $4.2 million, $5.0 million, and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, 2019 and 2018, Orkin had 94, 97, and 86 international franchises, respectively. Orkin’s  international franchise program began with its first international franchise in 2000 and since has expanded to Central and South America, the Caribbean, the Middle East, Asia, Europe, and Africa.

Royalties from Orkin franchises (domestic and international) are accrued and recognized as revenues, and are earned on a monthly basis. Revenue from Orkin franchises (domestic and international) was $9.4 million for the year ended December 31, 2020 and $8.7 million and $8.8 million for the years ended December 31, 2019 and 2018, respectively.

Rollins’ wholly-owned subsidiary, Critter Control, Inc., had 79, 85 and 81 franchises in the United States and Canada as of December 31, 2020, 2019 and 2018, respectively. Transactions with Critter Control franchises involve sales of territories and customer contracts to establish new franchises, initial franchise fees and royalties. The territories, customer contracts and initial franchise fees are typically sold for a combination of cash and notes. Notes receivable from Critter Control franchises were $1.7 million and $0.9 million at December 31, 2020 and 2019, respectively.  These notes are not guaranteed. These notes receivable are included as financing receivables and the deferred franchise fees are included in other current liabilities in the accompanying Consolidated Statements of Financial Position. The Company amortizes the Critter Control domestic initial franchise fees over the initial franchise term. Deferred Critter Control domestic franchise fees were $69 thousand at December 31, 2020 and $19 thousand December 31, 2019. The Company’s maximum exposure to loss (notes receivable from franchises less deferred franchise fees) relating to Critter Control’s domestic franchises was $1.6 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

Royalties from Critter Control franchises (domestic and international) are accrued and recognized as revenues, and are earned on a monthly basis. Revenue from Critter Control franchises was $4.8 million for the year ended December 31, 2020 and $4.8 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively.

Combined domestic and international revenues from Orkin, Critter Control and Australia franchises were $15.2 million for the year ended December 31, 2020 and $17.1 million and $14.7 million for the years ended December 31, 2019 and 2018, respectively. Total franchising revenues were less than 1.0% of the Company’s annual revenues.

Right to access intellectual property (Franchise) - The right to access Orkin’s, Critter Control’s and our Australia franchisors’ intellectual property is an essential part of our franchise agreements. These agreements provide the franchisee a license to use the brand name and trademark when advertising and selling services to end customers in their normal course of business. Orkin and Critter Control franchise agreements contain a clause allowing the respective franchisor to purchase certain assets of the franchisee at the conclusion of their franchise agreement or upon termination. This is only an option for the franchisor to re-purchase the assets selected by the franchisor and is not a performance obligation or a form of consideration.

Recent Accounting Guidance

Recently adopted accounting standards

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The Company adopted ASU 2016-13 effective January 1, 2020 and recognized the decrease in the allowance for expected credit losses, net of tax, as a $2.5 million increase to beginning retained earnings.

The Company is exposed to credit losses primarily related to accounts receivable and financed receivables derived from customer services revenue. To reduce credit risk for residential pest control accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good creditworthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, the current aging of receivables, and consideration of current economic and market conditions and reasonable and supportable forecasts relevant to the collection of receivables. Below is a roll-forward of the Company’s allowance for credit losses for the year ended December 31, 2020.

	Allowance for Expected Credit Losses
	Trade Receivables	Financed Receivables	Total Receivables
Balance at January 1, 2020	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Adjusted balance at January 1, 2020	13,369	2,959	16,328
Provision for expected credit losses	14,699	2,837	17,536
Write-offs charged against the allowance	(18,228)	(2,565)	(20,793)
Recoveries collected	7,014	—	7,014
Balance at December 31, 2020	$16,854	$3,231	$20,085

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the previous Step 1). The Company adopted ASU 2017-04 effective January 1, 2020. The adoption of this standard had no material impact on its consolidated financial statements.

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

Recently issued accounting standards to be adopted in 2021 or later

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The standard in this update is effective for the Company’s financial statements issued for fiscal years beginning in 2021. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2.            ACQUISITIONS

The Company made 31 and 30 acquisitions during the years ended December 31, 2020, and 2019, respectively, and a material one is described below.

Acquisition of Clark Pest Control:

The Company completed the acquisition of Clark Pest Control on April 30, 2019. Clark Pest Control is a leading pest management company in California and was the nation’s 8th largest pest management company according to PCT 100 rankings at the time of the acquisition, making it the largest Rollins acquisition since the Company acquired HomeTeam Pest Defense in 2008. Clark Pest Control services its customers from 26 service locations in 2 states. Clark Pest Control recorded revenues of approximately $139.2 million for the fiscal year ended December 31, 2018. The Company’s consolidated statements of income include the results of operations of Clark Pest Control beginning April 30, 2019.

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

The fair values of Clark Pest Control's assets and liabilities, at the date of acquisition, were as follows:

(in thousands)	at April 30, 2019
Assets and liabilities:
Trade accounts receivables	$6,974
Materials and supplies	900
Other current assets	5,367
Equipment and property, net	65,535
Goodwill	191,853
Customer contracts	112,700
Trademarks & tradenames	49,300
Non-compete agreements	500
Accounts payable	(1,929)
Accrued compensation and related liabilities	(5,678)
Unearned revenues	(879)
Other current liabilities	(877)
Accrued insurance, less current portion	(1,870)
Total consideration	421,896
Less: contingent consideration	(26,627)
Total cash paid at acquisition	$395,269

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

	12 Months Ended
	December 31,
(in thousands, except per share amounts)	2019	2018
Revenues:
Customer Services	$2,060,280	$1,960,741
Costs And Expenses	1,798,984	1,640,120
Income Before Income Taxes	261,296	320,621
Provision For Income Taxes	57,813	79,070
Net Income	$203,483	$241,551
Net Income Per Share - Basic And Diluted	$0.41	$0.49
Dividends Paid Per Share	$0.31	$0.31
Weighted average participating shares outstanding - basic and diluted	491,604	491,216

Total cash purchase price for the Company’s acquisitions in 2020 and 2019 were $147.6 million and $430.6 million, respectively. Excluding the values of the Clark Pest Control discussed above, the fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded during the valuation period of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

December 31,	2020	2019
Accounts receivable	$3,547	$754
Materials and supplies	582	478
Equipment and property	7,269	3,169
Goodwill	73,430	12,309
Customer contracts	72,608	23,644
Trademarks & tradenames	7,317	—
Other intangible assets	1,333	850
Current liabilities	(15,518)	(8,832)
Other assets and liabilities, net	9,639	11,994
Total consideration paid	160,207	44,366
Less: Contingent consideration liability	(12,594)	(9,077)
Total cash purchase price	$147,613	$35,289

3.             REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed on the following table. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
United States	$2,006,368	$1,862,698	$1,677,116
Other Countries	154,852	152,779	144,449
Total Revenues	$2,161,220	$2,015,477	$1,821,565

Revenue from external customers, classified by significant product and service offerings, was as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
Residential revenue	$977,470	$861,636	$773,932
Commercial revenue	766,716	770,342	707,386
Termite completions, bait monitoring and renewals	406,782	371,258	332,573
Other revenues	10,252	12,241	7,674
Total Revenues	$2,161,220	$2,015,477	$1,821,565

Deferred revenue recognized for the year ended December 31, 2020 and 2019 was $173.2 million and $165.0 million, respectively. Changes in unearned revenue were as follows:

At December 31,	2020	2019
(in thousands)
Balance at beginning of year	$136,507	$127,075
Deferral of unearned revenue	185,943	174,404
Recognition of unearned revenue	(173,226)	(164,972)
Balance at December 31,	$149,224	$136,507

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be billed and recognized in future periods. The Company has no material contracted not recognized revenue as of December 31, 2020 or December 31, 2019.

At December 31, 2020 and December 31, 2019, the Company had long-term unearned revenue of $18.0 million and $13.7 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2025.

4.             DEBT

In April 2019, the Company entered into a Credit Agreement with Truist Bank, (formerly known as SunTrust Bank) and Bank of America, N.A. for an unsecured Revolving Commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility and an unsecured variable rate $250.0 million Term Loan with Truist Bank and Bank of America, N.A. Both the Revolving Commitment and the Term Loan have five-year durations commencing on April 29, 2019. In addition, the agreement has provisions to extend the duration beyond the Revolving Commitment termination date as well as optional prepayments rights at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty. As of December 31, 2020, the Revolving Commitment had outstanding borrowings of $67.0 million and the Term Loan had outstanding borrowings of $136.0 million. As of December 31, 2019, there were $291.5 million in aggregate outstanding borrowings. The $203.0 million outstanding borrowings value approximated the fair value at December 31, 2020 based upon interest rates available to the Company as evidenced by debt of other companies with similar credit characteristics. Our effective interest rate on the debt outstanding as of December 31, 2020 was 1.07%. The effective interest rate is comprised of the 1-month LIBOR plus a margin of 75.0 basis points as determined by our leverage ratio calculation.

The aggregate annual maturities of long-term debt were as follows:

(in thousands)	Revolving Commitment	Term Loan	Total Debt
2021	$—	$17,188	$17,188
2022	—	18,750	18,750
2023	—	23,437	23,437
2024	67,000	76,625	143,625
Total	$67,000	$136,000	$203,000

The Company maintains approximately $35.1 million in letters of credit. These letters of credit are required by the Company’s fronting insurance companies and/or certain states, due to the Company’s self-insured status, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at December 31, 2020 and expects to maintain compliance throughout 2021.

5.              TRADE RECEIVABLES

The allowance for expected credit losses accounts is principally calculated based on the application of estimated loss percentages to delinquency aging totals, based on contractual terms, for the various categories of receivables. Bad debt write-offs occur according to Company policies that are specific to pest control, commercial and termite accounts.

At December 31,	2020	2019
(in thousands)
Gross trade receivables	$143,191	$139,465
Allowance for expected credit losses	(16,854)	(16,699)
Net trade receivables	$126,337	$122,766

At any given time, the Company may have immaterial amounts due from related parties, which are invoiced and settled on a regular basis.

6.             FINANCING RECEIVABLES

Rollins manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good creditworthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turndown the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts which are due subsequent to one year from the balance sheet dates.

At December 31,	2020	2019
(in thousands)
Gross financing receivables, short-term	$25,013	$23,942
Gross financing receivables, long-term	40,121	32,076
Allowance for expected credit losses	(3,231)	(2,959)
Net financing receivables	$61,903	$53,059

Total financing receivables, net were $61.9 million and $53.1 million at December 31, 2020 and December 31, 2019, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for expected credit losses. Gross charge-offs as a percentage of average financing receivables were 4.6% and 5.0% for the twelve months ended December 31, 2020 and December 31, 2019, respectively. Due to the low percentage of charge-off receivables and the high creditworthiness of the potential obligor, the entire Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their creditworthiness. Interest is not recognized until the 91st day at which time it is calculated retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2020, there were 2 accounts that were greater than 180 days past due, which have been fully reserved.

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

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-term installment receivables, net were $38.2 million and $30.8 million at December 31, 2020 and 2019, respectively.

Rollins establishes an allowance for expected credit losses to ensure financing receivables are not overstated due to uncollectability. The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain accounts with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that Rollins will recover its investment. The general reserve percentages are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in overall weighted average risk rating of the portfolio and information derived from competitive benchmarking.

The allowance for expected credit losses related to financing receivables was as follows

At December 31,	2020	2019
(in thousands)
Balance, beginning of period	$2,959	$3,381
Additions to allowance	2,837	2,179
Charge-offs, net of recoveries	(2,565)	(2,601)
Balance, end of period	$3,231	$2,959

The following is a summary of the past due financing receivables:

At December 31,	2020	2019
(in thousands)
30-59 days past due	$2,215	$1,427
60-89 days past due	1,063	751
90 days or more past due	1,745	1,412
Total	$5,023	$3,590

The following is a summary of percentage of gross financing receivables:

At December 31,	2020	2019
Current	92.3%	93.7%
30-59 days past due	3.4%	2.5%
60-89 days past due	1.6%	1.3%
90 days or more past due	2.7%	2.5%
Total	100.0%	100.0%

7.             EQUIPMENT AND PROPERTY

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2020	2019
(in thousands)
Buildings	$91,453	$95,525
Operating equipment	116,791	120,826
Furniture and fixtures	19,860	19,579
Computer equipment and systems	212,010	193,795
	440,114	429,725
Less: accumulated depreciation	(294,226)	(267,370)
	145,888	162,355
Land	32,164	33,178
Net equipment and property	$178,052	$195,533

Included in equipment and property, net at December 31, 2020 and 2019, are fixed assets held in foreign countries of $8.5 million, and $7.7 million, respectively.

Total depreciation expense was approximately $40.6 million in 2020, $36.6 million in 2019 and $30.4 million in 2018.

8.             FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, trade and notes receivables, accounts payable, other short-term liabilities and debt. The carrying amounts of these financial instruments approximate their fair values. The Company has financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in Note 16.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

At December 31, 2020 and 2019, respectively, the Company had $35.7 million and $49.1 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. Acquisition earnouts are generally earned by achieving certain levels of revenue growth while maintaining certain profit margins. The earnout liabilities are discounted to reflect the expected probability of payout, and both earnout and holdback liabilities are discounted to their net present value on the Company’s books and are considered Level 3 liabilities.

The table below presents a summary of the changes in fair value for these liabilities.

(in thousands)
Acquisition holdback and earnout liabilities at December 31, 2018	$30,926
New acquisitions	35,704
Revaluations	(1,703)
Payouts	(15,969)
Interest on outstanding contingencies	1,973
Charge offset, forfeit and other	(1,799)
Acquisition holdback and earnout liabilities at December 31, 2019	49,132

New acquisitions	12,594
Revaluations	(2,305)
Payouts	(24,011)
Interest on outstanding contingencies	2,025
Charge offset, forfeit and other	(1,691)
Acquisition holdback and earnout liabilities at December 31, 2020	$35,744

9.             GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $650.8 million at December 31, 2020 and $572.8 million as of December 31, 2019. Goodwill increased for the year ended December 31, 2020 due to acquisitions, and currency conversion of foreign goodwill. The carrying amount of goodwill in foreign countries was $81.4 million as of December 31, 2020 and $55.8 million as of December 31, 2019.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2020 and 2019 were as follows:

(in thousands)
Goodwill at December 31, 2018	$368,481
Goodwill acquired	204,162
Goodwill adjustments due to currency translation	204
Goodwill at December 31, 2019	572,847

Goodwill acquired	73,430
Goodwill adjustments due to currency translation	6,899
Goodwill at December 31, 2020	$653,176

10.             CUSTOMER CONTRACTS, TRADENAMES AND TRADEMARKS, AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis over the period of the agreements, as straight-line best approximates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated lives of the assets. In accordance with the FASB ASC Topic 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were analyzed, and it was determined that customer contracts should be amortized over a life of 7 to 20 years dependent upon customer type.

The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2020	2019
(in thousands)
Customer contracts	$475,494	$470,781
Less: accumulated amortization	(176,545)	(197,061)
Customer contracts, net	$298,949	$273,720

The carrying amount of customer contracts in foreign countries was $45.7 million as of December 31, 2020 and $33.5 million as of December 31, 2019.

Trademarks and tradenames are amortized on a straight-line basis over the period of their useful lives. The Company has determined these assets have useful lives between 7 and 20 years with non-amortizable, indefinite lived tradenames of $97.4 million and $94.5 million as of December 31, 2020 and 2019, respectively.

The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

December 31,	2020	2019
(in thousands)
Trademarks and tradenames	$115,131	$107,579
Less: accumulated amortization	(6,087)	(5,040)
Trademarks and tradenames, net	$109,044	$102,539

The carrying amount of trademarks and tradenames in foreign countries was $3.3 million as of December 31, 2020 and $3.4 million as of December 31, 2019.

Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.

The carrying amount and accumulated amortization for other intangible assets were as follows:

December 31,	2020	2019
(in thousands)
Other intangible assets	$23,247	$22,023
Less: accumulated amortization	(12,470)	(11,498)
Other intangible assets, net	$10,777	$10,525

The carrying amount of other intangible assets in foreign countries was $1.0 million as of December 31, 2020 and $1.2 million as of December 31, 2019.

Included in the table above are non-amortizable, indefinite lived Internet domain names of $2.2 million at December 31, 2020 and 2019, respectively.

Total amortization expense was approximately $47.7 million in 2020, $44.5 million in 2019 and $36.4 million in 2018.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2021	$48,213
2022	46,641
2023	42,022
2024	38,850
2025	33,450

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires the Company to pay a fixed rate of 1.94% per annum on the notional amount. The notional amounts as of December 31, 2020 and 2019 were $40.0 and $80.0 million, respectively. The cash flows from the swap began June 30, 2019 and end on December 31, 2021. As of December 31, 2020 and 2019, $0.4 million and $0.3 million, respectively, had been recorded as Accumulated Losses in Other Comprehensive Income (“AOCI”). Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During 2020, $0.7 million was recorded as additional interest expense from the swap. During 2019, $0.1 million was recorded as interest income, partially offsetting the floating rate interest expense on our Credit Facility. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective. No swaps existed at December 31, 2018.

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards are recorded in other income/expense and were equal to a net gain of $0.2 million for the twelve months ended December 31, 2020 and a net loss of $0.4 million in 2019. The fair values of the Company’s FX Forwards were recorded in Other Current Liabilities as net obligations of $0.4 million and $0.2 million at December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

(in thousands except for number of instruments)	Number of Instruments	Sell Notional	Buy Notional
FX Forward Contracts
Sell AUD/Buy USD Fwd Contract	$12	$1,600	$1,233
Sell CAD/Buy USD Fwd Contract	14	14,500	11,381
Total	$26		$12,614

The financial statement impact related to these derivative instruments was insignificant for the years ended December 31, 2020, 2019, and 2018.

12.            INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2020	2019	2018
(in thousands)
Current:
Federal	$67,861	$43,593	$49,911
State	18,381	15,337	13,602
Foreign	8,869	6,111	7,929
Total current tax	95,111	65,041	71,442
Deferred:
Federal	(2,076)	(5,217)	6,091
State	312	(1,518)	1,957
Foreign	549	(493)	(420)
Total deferred tax	(1,215)	(7,228)	7,628
Total income tax provision	$93,896	$57,813	$79,070

The primary factors causing income tax expense to be different than the federal statutory rate for 2020, 2019 and 2018 are as follows:

For the years ended December 31,	2020	2019	2018
(in thousands)
Income tax at statutory rate	$74,491	$54,845	$65,254
State income tax expense (net of federal benefit)	14,393	10,182	12,984
Foreign tax expense	2,341	933	1,186
Foreign tax credit	(240)	(242)	(234)
Repatriation tax under TCJA	—	(844)	1,233
Pension settlement	—	(10,537)	—
Executive compensation	5,557	2,445	2,165
Restricted stock adjustments	(3,927)	(2,973)	(4,420)
Other	1,281	4,004	902
Total income tax provision	$93,896	$57,813	$79,070

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

The Provision for Income Taxes resulted in an effective tax rate of 26.5% on Income Before Income Taxes for the year ended December 31, 2020. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes, adjustments related to the accelerated stock vesting expense and certain other disallowed deductions.

For 2019 the effective tax rate was 22.1%. The effective rate differs from the annual federal statutory rate primarily because of state and foreign income taxes and beneficial adjustments related to the pension settlement.

For 2018 the effective tax rate was 25.4%. The effective income tax rate differs from the annual federal statutory tax rate primarily because of state and foreign income taxes, tax benefits associated with restricted stock and adjustments due to the TCJA.

During 2020, 2019 and 2018, the Company paid income taxes of $81.2 million, $75.8 million and $77.3 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

December 31,	2020	2019
(in thousands)
Deferred tax assets:
Termite accrual	$721	$786
Insurance and contingencies	19,531	18,464
Unearned revenues	11,825	11,506
Compensation and benefits	12,304	11,983
State and foreign operating loss carryforwards	2,768	3,939
Bad debt reserve	4,214	4,312
Foreign tax credit	3,804	3,972
Other	2,519	2,439
Valuation allowance	(144)	(83)
Total deferred tax assets	57,542	57,318
Deferred tax liabilities:
Depreciation and amortization	(25,730)	(24,981)
Net pension liability	(727)	(5,279)
Intangibles and other	(39,475)	(34,805)
Total deferred tax liabilities	$(65,932)	$(65,065)
Net deferred taxes
Deferred tax assets	$2,222	$2,180
Deferred tax liabilities	$(10,612)	$(9,927)

Analysis of the valuation allowance:

December 31,	2020	2019
(in thousands)
Valuation allowance at beginning of year	$83	$76
Increase in valuation allowance	61	7
Valuation allowance at end of year	$144	$83

As of December 31, 2020, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $58.5 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2021 and 2032. Management believes that it is unlikely to be able to utilize approximately $0.7 million of foreign net operating losses before they expire and has included a valuation allowance for the effect of these unrealizable operating loss carryforwards. The valuation allowance increased by $0.06 million due to foreign net operating losses. The Company has a foreign tax credit carryforward of $3.8 million which if not fully utilized will expire in 2026.

Earnings from continuing operations before income tax included foreign income of $25.3 million in 2020, $26.7 million in 2019 and $22.7 million in 2018. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies. Repatriation of cash from the Company’s foreign subsidiaries is not part of the Company’s current business plan.

The total amount of unrecognized tax benefits at December 31, 2020 that, if recognized, would affect the effective tax rate is $0.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2020	2019
(in thousands)
Unrecognized tax benefits at beginning of year	$844	$2,554
Additions for tax positions of prior years	—	844
Reductions for tax positions of prior years	—	(2,554)
Unrecognized tax benefits at end of year	$844	$844

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2013 through 2019. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2013.

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.07 million and $0.03 million as of December 31, 2020 and 2019, respectively. During 2020 the Company recognized interest and penalties of $0.1 million.

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

A reconciliation of changes in the accrual for termite contracts is as follows:

At December 31,	2020	2019
(in thousands)
Accrual for termite claims at beginning of year	$3,139	$3,219
Current year provision	1,276	3,014
Settlements, claims, and expenditures	(1,543)	(3,094)
Accrual for termite claims at end of year	$2,872	$3,139

The accrual for termite contracts is included in other current liabilities, $1.9 million and $2.3 million at December 31, 2020 and 2019, respectively, and long-term accrued liabilities, $0.9 million and $0.8 million at December 31, 2020 and 2019, respectively, on the Company’s consolidated statements of financial position.

14.             LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of December 31, 2020 and 2019, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(dollars in thousands)		Years Ended December 31,
Lease Classification	Financial Statement Classification	2020	2019
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$189	$351
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	85,426	77,412
Total lease expense		$85,615	$77,763

Other Information:

Weighted average remaining lease term - operating leases		3.76 Yrs	3.90 Yrs
Weighted average discount rate - operating leases		3.93%	3.94%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases:		$84,673	$76,404
Operating lease right-of-use assets, net		$212,342	$200,727
Operating lease liabilities-current		$73,248	$66,117
Operating lease liabilities, less current portion		$140,897	$135,651

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at December 31, 2020 were as follows:

(in thousands)	Operating Leases
2021	$80,425
2022	63,078
2023	42,813
2024	20,194
2025	10,143
Thereafter	16,390
Total future minimum lease payments	233,043
Less: Amount representing interest	18,898
Total future minimum lease payments, net of interest	$214,145

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $97.9 million for building leases and $135.1 million for vehicle leases. As of December 31, 2020, the Company had additional future obligations of $7.0 million for leases that had not yet commenced.

15.             COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable. We do not believe that the ultimate resolution of the claims we are currently involved in will have a material adverse effect on our business, results of operations, financial condition, cash flow and prospects; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

As previously disclosed, the SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings. The investigation relates to period-ends for periods beginning January 1, 2015. The Company is fully cooperating with the SEC’s investigation. The Company cannot predict the outcome of this investigation. The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. The internal investigation was concluded in October 2020. The Company, after consultation with the Audit Committee and the independent counsel, believes that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

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

16.             EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Rollins, Inc. Retirement Income Plan, (the “Rollins, Inc. Plan”)

The Company has sponsored several noncontributory tax-qualified defined benefit pension plans covering employees meeting certain age and service requirements, the most significant of which was the Rollins, Inc. Plan. The plan provided benefits based on the average compensation for the highest five years during the last ten years of credited service (as defined) in which compensation was received, and the average anticipated Social Security covered earnings. The Company funds its plans with at least the minimum amount required by ERISA. The Company made no contributions to the plans for the years ended December 31, 2020 or 2018, but contributed $0.1 million for the year ended December 31, 2019.

In 2005, the Company ceased all future benefit accruals under the Rollins, Inc. Plan, although the Company remained obligated to provide employees benefits earned through June 2005.  In September 2019, the Company settled this fully-funded pension plan through a combination of lump sum payments to participants, payments to the Pension Benefit Guaranty Corporation, and the purchase of a group annuity contract. With the completed funding of the plan payout settlements, the Company had approximately $31.8 million of pension assets remaining. The remaining assets were the result of the funded status of the Rollins, Inc. Plan, higher take rate of lump sum payment election by participants and optimal pricing of the group annuity contract. The Company evaluated the ERISA allowable opportunities for utilization of the excess pension assets, including funding other employee benefits. The Company used $18.0  million during the year ended December 31, 2020 and $11.0 million during the year ended December 31, 2019 of the $31.8 million to fund its 401(k) match obligation. The Company anticipates a possible reversion of any remaining pension assets to the Company per ERISA regulations in 2021. As of December 31, 2020, the Company had approximately $1.2 million remaining of benefit plan assets related to the Rollins, Inc. Plan.

The Company continues to sponsor the Waltham Services, LLC Hourly Employee Pension Plan (“Waltham Plan”), which covers less than 85 participants as of December 31, 2020. The Waltham Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for all defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation Retirement Benefits,” and engages an outside actuary to calculate obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis, including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company uses December 31 as the measurement date for its defined benefit post-retirement plans. The funded status of the plans and the net amount recognized in the statement of financial position are summarized as follows as of:

December 31,	2020	2019
(in thousands)
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year	$2,818	$208,425
Service cost	—	—
Interest cost	102	4,804
Actuarial gain/(loss)	313	(4,156)
Benefits paid	(26)	(8,000)
Settlement	(171)	(198,255)
Accumulated Benefit obligation at end of year	3,036	2,818
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	23,603	213,699
Settlement	—	(198,255)
Actual return on assets	(1,647)	27,064
Employer contributions	—	144
Rollins 401(k) funding	(18,010)	(11,049)
Benefits paid	(689)	(8,000)
Fair value of plan assets at end of year	3,257	23,603
Funded status	$221	$20,785

Amounts Recognized in the Statement of Financial Position consist of:
December 31,	2020	2019
(in thousands)
Assets:
Benefit plan assets	$1,198	$21,565
Liabilities:
Long-term accrued liabilities	$977	$780

Amounts Recognized in the Accumulated Other Comprehensive Income consist of:
December 31,	2020	2019
(in thousands)
Net actuarial loss	$992	$912

The accumulated benefit obligation for the defined benefit pension plans were $3.0 million and $2.8 million at December 31, 2020 and 2019, respectively. Accumulated benefit obligation and projected benefit obligation are materially the same for the Waltham Plan. In 2020 and 2018, pension liability pre-tax increases of $0.2 million and $14.8 million, respectively, were credited, net of tax, to other comprehensive income. In 2019, the pre-tax decrease of $75.4 million in the pension liability was charged, net of tax against other comprehensive income.

The following weighted average assumptions were used to determine the accumulated benefit obligation and net benefit cost:

December 31,	2020	2019	2018
ACCUMULATED BENEFIT OBLIGATION
Discount rate	2.80%	3.65%	4.00%*
Rate of compensation increase	N/A	N/A	N/A
NET BENEFIT COST
Discount rate	3.65%	4.70%	4.45%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
58

*	In 2018, the Company used a termination liability approach in calculating the 2018 discount rate for the Rollins, Inc. Plan. The following assumptions were used 1) 3.90%, based on current market conditions, for participants in pay status expected to elect a plan termination annuity; 2) 4.11%, based on current market conditions, for active and terminated participants with deferred benefits expected to elect a plan termination annuity; 3) The IRC 417(e) interest rates for the month of November 2018 (3.43%, 4.46%, and 4.88%), based on plan provisions, for all lump sum eligible expected to elect a plan termination lump sum. The Waltham Plan applied a 4.05% discount rate based on yield curve analysis.

The return on plan assets reflects the weighted average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in the expected returns on the plan investments.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company utilized a yield curve analysis for the Waltham Plan for fiscal years 2020, 2019 and 2018. For the Rollins, Inc. Plan, the Company utilized a termination liability approach for fiscal year 2018 and settled the plan in 2019.

The combined components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
Service cost	$—	$—	$37
Interest cost	102	4,805	7,926
Expected return on plan assets	(140)	(6,149)	(13,775)
Amortization of net loss	100	2,396	3,292
Preliminary net periodic benefit cost/(income)	62	1,052	(2,520)
Settlement expense	56	46,419	—
Net periodic benefit cost	$118	$47,471	$(2,520)

The benefit obligations recognized in other comprehensive income for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
Pretax (income)/loss	$236	$(26,634)	$18,056
Amortization of net loss	(100)	(2,396)	(3,292)
Settlement expense	(56)	(46,419)	—
Total recognized in other comprehensive income	$80	$(75,449)	$14,764

At December 31, 2020, the plans’ assets were comprised of listed common stocks and U.S. government and corporate securities. At December 31, 2019, the plans’ assets were comprised of listed common stocks, U.S. government and corporate securities, real estate and other. No shares of Rollins, Inc. common stock were held by the plans at December 31, 2020 or 2019.

The plans’ weighted average asset allocation at December 31, 2020 and 2019 by asset category, along with the target allocation for 2021, are as follows:

	Target Allocation for			Percentage of plan assets as of December 31,
Asset category	2021			2020	2019
Cash and cash equivalents	0.0%	-	100.0%	41.1%	72.3%
Domestic equity	0.0%	-	40.0%	29.0%	5.8%
International equity	0.0%	-	30.0%	15.0%	1.9%
Debt securities - core fixed income	0.0%	-	100.0%	14.9%	2.1%
Real estate	0.0%	-	20.0%	0.0%	9.5%
Alternative Opportunistic Special	0.0%	-	20.0%	0.0%	10.4%
Total	0.0%	-	100.0%	100.0%	100.0%

For each of the asset categories in the Waltham Plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company and management are not considering making contributions to the remaining pension plan during fiscal 2021.

Some of our assets, primarily our private equity, real estate, and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2020 and 2019 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.   Additionally, these investments are categorized as NAV investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2011-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness. As of December 31, 2020, the Company did not have any remaining benefit plan assets without readily determinable values.

Fair Value Measurements

Given the plans to utilize the excess benefit plan assets from the settlement of the Rollins, Inc. Plan, to fund its 401(k) matching contribution obligations, the Company began liquidating investments in real estate funds and private equity funds after settlement. For the remaining Waltham Plan investments, the Company has modified the overall investment strategy to mitigate risk related to volatility with asset types by transitioning to a higher percentage of fixed income securities. As such, the Company’s overall investment strategy is to achieve a mix of assets to match long-term pension obligations and near-term benefits payments, with a diversification of asset types, fund strategies and fund managers. With the modification of investment strategy, the Company has transitioned the majority of its assets to Fixed-income securities. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2020. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

(in thousands)	Level 1	Level 2	NAV	Total
(1) Cash and cash equivalents	$1,322	$—	$—	$1,322
(2) Fixed income securities	—	480	—	480
(3) Domestic equity securities	—	932	—	932
(3) International equity securities	—	523	—	523
Total	$1,322	$1,935	$—	$3,257

The following table presents our plan assets using the fair value hierarchy as of December 31, 2019. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(in thousands)	Level 1	Level 2	NAV	Total
(1) Cash and cash equivalents	$17,071	$—	$—	$17,071
(2) Fixed income securities	—	499	—	499
(3) Domestic equity securities	—	899	—	899
(3) International equity securities	—	437	—	437
(4) Real estate	—	—	2,235	2,235
(5) Alternative/opportunistic/special	—	—	2,462	2,462
Total	$17,071	$1,835	$4,697	$23,603

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic and international equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market-based comparable data.
(5)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

The estimated future benefit payments over the next five years for the Waltham Plan are as follows:

(in thousands)
2021	$68
2022	77
2023	83
2024	100
2025	110
Thereafter	693
Total	$1,131

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan (“the Plan”) that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year.  The Plan provides for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which include commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $27.4 million and $25.5 million for the years ended December 31, 2020 and 2019, respectively, and $21.1 million for the year ended December 31, 2018. At December 31, 2020, 2019, and 2018 approximately, 34.9%, 30.8%, and 41.7%, respectively, of the plan assets consisted of Rollins, Inc. common stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2020, 2019 and 2018.

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

At December 31, 2020, the Deferred Compensation Plan had 75 life insurance policies with a net face value of $50.2 million compared to 71 policies with a face value of $47.4 million at December 31, 2019. The cash surrender value of these life insurance policies was worth $24.5 million and $22.2 million at December 31, 2020 and 2019, respectively.

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2020 and 2019.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020	$25	$—	$24,460	$24,485
December 31, 2019	$71	$—	$22,158	$22,229

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in Money Market Funds.

Total expense related to deferred compensation was $278 thousand, $250 thousand, and $180 thousand in 2020, 2019, and 2018, respectively. The Company had $24.5 million and $22.2 million in deferred compensation assets as of December 31, 2020 and 2019, respectively, included within other assets on the Company’s consolidated statements of financial position and $21.5 million and $21.2 million in deferred compensation liability as of December 31, 2020 and 2019, respectively, located within other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

17.             STOCK-BASED COMPENSATION

Stock Compensation Plans

Time Lapse Restricted Shares and Restricted Stock Units

Time lapse restricted shares (TLRSs) have been issued to officers and other employees under the Company’s Employee Stock Incentive Plan. The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their closing stock price at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

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

All share and per share information has been adjusted for the three-for-two stock split effective December 10, 2020.

The Company issued time lapse restricted shares of 0.9, 0.7, and 1.0  million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2020, approximately 7.3 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight-line basis over the service periods of each award. The Company estimates restricted share employee forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

Years ended December 31,	2020	2019	2018
Time lapse restricted stock:
Pre-tax compensation expense	$20,850	$14,159	$13,726
Tax benefit	(3,752)	(3,597)	(3,486)
Restricted stock expense, net of tax	$17,098	$10,562	$10,240

As of December 31, 2020 and 2019, $40.5 million and $41.3 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.8 years and 4.0 years at December 31, 2020 and 2019, respectively.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2020, 2019 and 2018, (adjusted for 3 for 2 stock split on December 10, 2020).

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	4,539	$10.89
Forfeited	(53)	12.70
Vested	(1,365)	8.83
Granted	965	21.50
Unvested as of December 31, 2018	4,086	13.69

Forfeited	(147)	16.40
Vested	(1,201)	11.59
Granted	727	25.60
Unvested as of December 31, 2019	3,465	17.23

Forfeited	(59)	17.11
Vested	(1,397)	15.29
Granted	861	24.53
Unvested as of December 31, 2020	2,870	$20.36

18.           ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/ (loss) consist of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at December 31, 2017	$(35,041)	$(10,915)	$—	$(45,956)
Change during 2018:
Before-tax amount	(14,812)	(14,072)	—	(28,884)
Tax expense	3,762	—	—	3,762
Other comprehensive earnings/(loss)	(11,050)	(14,072)	—	(25,122)
Balance at December 31, 2018	(46,091)	(24,987)	—	(71,078)
Change during 2019:
Before-tax amount	75,449	4,350	(277)	79,522
Tax expense	(29,553)	—	—	(29,553)
Other comprehensive earnings/(loss)	45,896	4,350	(277)	49,969
Balance at December 31, 2019	(195)	(20,637)	(277)	(21,109)
Change during 2020:
Before-tax amount	(173)	10,443	(141)	10,129
Tax benefit	46	—	37	83
Other comprehensive earnings/(loss)	(127)	10,443	(104)	10,212
Balance at December 31, 2020	$(322)	$(10,194)	$(381)	$(10,897)

19.           RELATED PARTY TRANSACTIONS

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. Gary W. Rollins is also Chairman, and which is otherwise affiliated with the Company). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on 6 months’ notice. The services covered by these agreements include administration of certain employee benefit programs and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2020, 2019, and 2018.

The Company rents office, hanger and storage space to LOR, Inc. (“LOR”) (a company controlled by the late R. Randall Rollins and Gary W. Rollins). Charges to LOR (or corporations which are subsidiaries of LOR) for rent totaled $1.0 million for the year ended December 31, 2020 and $0.8 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

In 2014, P.I.A. LLC, a company owned by our late Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for Company use of the aircraft for business purposes.  The lease is terminable by either party on 30 days’ notice. The Company pays $100 per month rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Mr. Rollins had the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the years ended December 31, 2020, 2019 and 2018, the Company paid approximately $0.6 million, $0.9 million, and $0.7 million in rent and operating costs for the aircraft, respectively. During 2020, 2019 and 2018, respectively, the Company accounted for 100 percent of the use of the aircraft. All transactions were approved by the Company’s Nominating and Governance Committee of the Board of Directors.

On January 24, 2018, the Company pledged a charitable gift of $0.7 million to Emory University Hospital Midtown. The amount is being paid in equal annual installments over a five year period ending in 2023. Dr. Lawley recused himself from the Board of Director’s approval of the gift agreement.

On December 1, 2019, Orkin, a subsidiary of the Company entered into a franchise agreement with Wilson Pest Management, Inc. The franchise is owned 100% by John Wilson IV. During the years ended December 31, 2020 and 2019, the Company received a total of approximately $0.1 million and $0.8 million, respectively. The 2019 proceeds included payment for the franchise and an initial franchise fee of seventy-five thousand dollars in connection with the transaction. The franchise agreement provides for a monthly royalty fee of 9.0% of the franchisee’s reported revenue. John Wilson IV is the son of John F. Wilson, President and Chief Operating Officer of the Company. The Company approved the agreement in accordance with its Related Party Transactions policy.

20.           CASH DIVIDEND

On October 27, 2020, the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share plus a special year-end dividend of $0.13 per share both payable December 10, 2020 to shareholders of record at the close of business November 10, 2020. Additionally, the Board of Directors approved a three-for-two stock split of the Company’s common shares on December 10, 2020 for holders of record on November 10, 2020. Dividends were paid on pre-split shares.

On January 26, 2021, after the stock split, the Board of Directors declared a regular quarterly cash dividend per common share of $0.08 payable March 10, 2021 to stockholders of record at the close of business February 10, 2021. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

Based on management’s evaluation as of December 31, 2020, in which the principal executive officer and principal financial officer of the Company participated, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 26. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report on page 27.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning directors and executive officers is included in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), in the section titled “Proposal 1: Election of Directors”. This information is incorporated herein by reference. Information about executive officers is contained on page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the Company’s Proxy Statement in the section titled “Corporate Governance and Board of Directors’ Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions policy. Both of these documents are available on the Company’s website at www.rollins.com, under the heading “Investor Relations – Corporate Governance,” and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta, Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 10 of Form 10-K1 regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

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

The information under the captions “Capital Stock” and “Election of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding equity compensation plans as of December 31, 2020.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,870,231		7,347,097
Equity compensation plans not approved by security holders	—	—	—
Total	2,870,231	—	7,347,097	(1)

1.	Includes 7,374,097 shares available for grant under the 2018 Employee Stock Incentive Plan. The 2018 Employee Stock Incentive Plan provides for awards of the Company’s common stock and awards that are valued in whole or in part by reference to the Company’s common stock apart from stock options and SARs including, without limitation, restricted stock, performance-accelerated restricted stock, performance stock, performance units, and stock awards or options valued by reference to book value or subsidiary performance.
Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

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

(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4) (a)	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(4) (b)	Description of Registrant’s Securities.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (b)

Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.

(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, SunTrust Bank and Bank of America, N.A.
(10) (k)	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative.
(10) (l)	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership.
(10) (m)	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership.

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Schema Document
(101.CAL)	Inline XBRL Calculation Linkbase Document
(101.LAB)	Inline XBRL Labels Linkbase Document
(101.PRE)	Inline XBRL Presentation Linkbase Document
(101.DEF)	Inline XBRL Definition Linkbase Document
72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary W. Rollins	By:	/s/ Paul E. Northen
	Gary W. Rollins Chairman and Chief Executive Officer (Principal Executive Officer)		Paul E. Northen Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	February 26, 2021	Date:	February 26, 2021

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Gary W. Rollins their attorney-in-fact, empowering him to sign this report on their behalf.

Henry B. Tippie, Lead Director
Thomas J. Lawley, MD, Director
John F. Wilson, Director
Pam R. Rollins, Director
Harry J. Cynkus, Director
Jerry W. Nix, Director
Susan R. Bell, Director
Patrick J. Gunning, Director

/s/ Gary W. Rollins
Gary W. Rollins
As Attorney-in-Fact & Director
February 26, 2021

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.

74

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Expected Credit Losses
(in thousands)	Balance at Beginning of Year	Adoption of ASC 326	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of Year

2020	$19,658	$(3,330)	$17,536	$(13,779)	$20,085
2019	$16,666	$—	$15,145	$(12,153)	$19,658
2018	$14,706	$—	$13,606	$(11,646)	$16,666

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the registrant’s Form 10-Q filed August 1, 2005.
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
(ii)	Revised By-laws of Rollins, Inc. dated April 25, 2017, incorporated herein by reference to Exhibit (3) (i) as filed with its Form 10-Q filed April 28, 2017.
(4) (a )	Form of Common Stock Certificate of Rollins, Inc. incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.
(4)(b)	Description of Registrant’s Securities.
(10.1)+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017.
(10) (a)	Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (b)	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.2 filed with the registrant’s Form S-8 filed November 18, 2005.
(10) (c)	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 8-K dated April 25, 2013.
(10) (d)	Forms of award agreements under the 2013 Cash Incentive Plan incorporated herein by reference to Exhibit 10(a) as filed with its Form 10-K dated February 27, 2017.
(10) (e)	2008 Stock Incentive Plan incorporated herein by reference to Exhibit A of the March 17, 2008 Proxy Statement for the Annual Meeting of the Stockholders held on April 22, 2008.
(10) (f)	Form of Restricted Stock Grant Agreement incorporated herein by reference to Exhibit 10(d) as filed with its Form 8-K dated April 28, 2008.
(10) (g)	Form of Time-Lapse Restricted Stock Agreement incorporated herein by reference to Exhibit 10.1 as filed with its Form 10-Q for the quarter ended March 31, 2012.
(10) (h)	Summary of Compensation Arrangements with Executive Officers, incorporated herein reference to Exhibit (10)(q) as filed with its Form 10-K for the year ended December 31, 2010.
(10) (i)	Summary of Compensation Arrangements with Non-Employee Directors, incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s 10-K filed February 25, 2015.
(10) (j)	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, SunTrust Bank and Bank of America, N.A.
(10) (k)	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative.
(10) (l)	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, a California limited partnership.
(10) (m)	Real Estate Purchase Agreement by and between RCI - King, Inc., and Clarksons California Properties, a California limited partnership.

(21)	Subsidiaries of Registrant.
(23.1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
(24)	Powers of Attorney for Directors.
(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Schema Document
(101.CAL)	Inline XBRL Calculation Linkbase Document
(101.LAB)	Inline XBRL Labels Linkbase Document
(101.PRE)	Inline XBRL Presentation Linkbase Document
(101.DEF)	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Confidential treatment has been requested for certain portions of this exhibit (indicated by asterisks). Such information has been omitted and was filed separately with the Securities and Exchange Commission.
77