Form 10-Q
period 2021-03-31
ROLLINS INC
filed 2021-04-30
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Rollins, Inc. had 492,123,516 shares of its $1 par value Common Stock outstanding as of April 16, 2021.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2021, AND DECEMBER 31, 2020

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$117,322	$98,477
Trade receivables, net of allowance for expected credit losses of $15,731 and $16,854, respectively	122,445	126,337
Financed receivables, short-term, net of allowance for expected credit losses of $1,292 and $1,297, respectively	22,402	23,716
Materials and supplies	32,645	30,843
Other current assets	39,229	35,404
Total current assets	334,043	314,777
Equipment and property, net of accumulated depreciation of $299,170 and $299,226, respectively	143,899	178,052
Goodwill	659,795	653,176
Customer contracts, net	297,288	298,949
Trademarks & tradenames, net	108,761	109,044
Other intangible assets, net	10,198	10,777
Operating lease right-of-use assets, net	252,343	212,342
Financed receivables, long-term, net of allowance for expected credit losses of $2,078 and $1,934, respectively	38,105	38,187
Benefit plan assets	1,167	1,198
Deferred income taxes	2,649	2,222
Other assets	28,632	27,176
Total assets	$1,876,880	$1,845,900
LIABILITIES
Accounts payable	$66,586	$64,596
Accrued insurance	31,709	31,675
Accrued compensation and related liabilities	78,357	91,011
Unearned revenues	140,378	131,253
Operating lease liabilities - current	75,822	73,248
Current portion of long-term debt	18,750	17,188
Other current liabilities	96,186	63,540
Total current liabilities	507,788	472,511
Accrued insurance, less current portion	36,062	36,067
Operating lease liabilities, less current portion	178,508	140,897
Long-term debt	96,250	185,812
Deferred income tax liabilities	9,005	10,612
Long-term accrued liabilities	60,332	58,641
Total liabilities	887,945	904,540
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 550,000,000 shares authorized, 492,123,516 and 491,612,059 shares issued and outstanding, respectively	492,124	491,612
Paid in capital	95,824	101,757
Accumulated other comprehensive loss	(11,155)	(10,897)
Retained earnings	412,142	358,888
Total stockholders’ equity	988,935	941,360
Total liabilities and stockholders’ equity	$1,876,880	$1,845,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
REVENUES
Customer services	$535,554	$487,901
COSTS AND EXPENSES
Cost of services provided	261,552	251,152
Depreciation and amortization	23,596	21,597
Sales, general and administrative	162,208	157,862
(Gains)/losses on sale of assets, net	(32,260)	(275)
Interest expense, net	606	2,165
INCOME BEFORE INCOME TAXES	119,852	55,400
PROVISION FOR INCOME TAXES	27,209	12,132
NET INCOME	$92,643	$43,268
NET INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.09
DIVIDENDS PAID PER SHARE	$0.08	$0.08
Weighted average shares outstanding - basic and diluted	492,003	491,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

(unaudited)

	(In thousands)
	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$92,643	$43,268
Other comprehensive earnings / (loss)
Foreign currency translation adjustments	(421)	(16,868)
Change in derivatives, net of tax	163	(734)
Other comprehensive earnings / (loss)	(258)	(17,602)
Comprehensive earnings	$92,385	$25,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

(unaudited)

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Total
Balance at December 31, 2019	491,146	$491,146	$89,413	$(21,109)	$256,300	$815,750
Impact of adoption of ASC 326	—	—	—	—	2,484	2,484
Net Income	—	—	—	—	43,268	43,268
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(16,868)	—	(16,868)
Change in derivatives	—	—	—	(734)	—	(734)
Cash dividends	—	—	—	—	(39,317)	(39,317)
Stock compensation	833	833	3,264	—	(278)	3,819
Employee stock buybacks	(328)	(328)	(7,812)	—	109	(8,031)
Balance at March 31, 2020	491,651	$491,651	$84,865	$(38,711)	$262,566	$800,371

	Common Stock		Paid-in-	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income	—	—	—	—	92,643	92,643
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	(421)	—	(421)
Change in derivatives	—	—	—	163	—	163
Cash dividends	—	—	—	—	(39,389)	(39,389)
Stock compensation	768	768	3,153	—	—	3,921
Employee stock buybacks	(256)	(256)	(9,086)	—	—	(9,342)
Balance at March 31, 2021	492,124	$492,124	$95,824	$(11,155)	$412,142	$988,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

(unaudited)

	Three Months Ending
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$92,643	$43,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,596	21,597
Deferred income tax (benefit)/provision	(2,039)	2,999
Provision for expected credit losses	2,686	2,288
Stock based compensation expense	3,921	3,819
(Gains)/losses on sale of assets, net	(32,260)	(275)
Other, net	(62)	(340)
Changes in operating assets and liabilities	31,001	18,607
Net cash provided by operating activities	119,486	91,963
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(16,978)	(47,586)
Purchases of equipment and property	(7,826)	(6,674)
Proceeds from sales of franchises	99	267
Proceeds from sales of assets	65,101	668
Other, net	(253)	273
Net cash provided by/(used in) investing activities	40,143	(53,052)
FINANCING ACTIVITIES
Payment of contingent consideration	(4,926)	(2,040)
Repayment of term loan	(21,000)	(3,200)
Repayment on revolving commitment	(70,500)	(32,500)
Borrowings on revolving commitment	3,500	64,000
Cash paid for common stock purchased	(9,342)	(8,031)
Dividends paid	(39,389)	(39,317)
Net cash (used in) financing activities	(141,657)	(21,088)
Effect of exchange rate changes on cash	873	(19,517)
Net increase/(decrease) in cash and cash equivalents	18,845	(1,694)
Cash and cash equivalents at beginning of period	98,477	94,276
Cash and cash equivalents at end of period	$117,322	$92,582
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$60,389	$27,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (the “Company”, “we”, “our”) for the year ended December 31, 2020. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2020 Annual Report on Form 10-K.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world. This has resulted in authorities implementing numerous measures to contain the virus, including, but not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The pest control industry was designated as “essential” by the Department of Homeland Security and the Company has been able to remain operational in every part of the world in which it operates. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the uncertainty surrounding the global economic impact of the COVID-19 pandemic. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

The Company has one reportable segment, its pest and termite control business. The Company’s results of operations and its financial condition are not reliant upon any single customer, a few customers, or the Company’s foreign operations.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the impact, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2021	2020
United States	$494,100	$452,346
Other countries	41,454	35,555
Total Revenues	$535,554	$487,901

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ending
	March 31,
(in thousands)	2021	2020
Residential revenue	$235,179	$204,657
Commercial revenue	188,697	183,315
Termite completions, bait monitoring, & renewals	105,694	94,227
Franchise revenues	3,459	3,417
Other revenues	2,525	2,285
Total Revenues	$535,554	$487,901

NOTE 4.	ALLOWANCE FOR CREDIT LOSSES

Effective January 1, 2020, the Company adopted ASC 326, the new accounting standard related to credit losses. The Company is exposed to credit losses primarily related to accounts receivables and financed receivables derived from customer services revenue. To reduce credit risk for residential pest control accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.

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

ROLLINS, INC. AND SUBSIDIARIES

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2021 and 2020.

	Allowance for Credit Losses
	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2020	16,854	3,231	20,085
Provision for expected credit losses	1,865	821	2,686
Write-offs charged against the allowance	(4,099)	(681)	(4,780)
Recoveries collected	1,111	(1)	1,110
Balance at March 31, 2021	$15,731	$3,370	$19,101

	Allowance for Credit Losses
	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2019	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Provision for expected credit losses	1,553	734	2,287
Write-offs charged against the allowance	(3,779)	(640)	(4,419)
Recoveries collected	718	—	718
Balance at March 31, 2020	$11,861	$3,053	$14,914

NOTE 5.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ending
	March 31,
	2021	2020
Basic and diluted earnings per share
Common stock	$0.19	$0.09
Restricted shares of common stock	$0.19	$0.08

NOTE 6.	CONTINGENCIES

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

Management does not believe that any pending claim, proceeding, litigation, regulatory action (including tax) or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, trade receivables, notes receivable, accounts payable, other short-term liabilities, and debt. The carrying amounts of these financial instruments approximate their respective fair values. The Company also has derivative instruments as further discussed in Note 15. Derivative Instruments and Hedging Activities.

At March 31, 2021 and 2020, the Company had $33.0 million and $51.3 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company's books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ending
	March 31,
(in thousands)	2021	2020
Beginning	$35,744	$49,131
New acquisitions and revaluations	2,067	4,489
Payouts	(4,926)	(2,040)
Interest on outstanding contingencies	279	583
Charge offset, forfeit and other	(188)	(835)
Ending balance	$32,976	$51,328

NOTE 8.	UNEARNED REVENUE

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three months ended March 31, 2021 and 2020 were $45.8 million and $42.7 million, respectively. Changes in unearned revenue were as follows:

Changes in unearned revenue were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Balance at beginning of year	$149,224	$136,507
Deferral of unearned revenue	55,379	49,552
Recognition of unearned revenue	(45,837)	(42,707)
Balance at end of period	$158,766	$143,352

The Company had no material contracted, but not recognized, revenue as of March 31, 2021 or December 31, 2020.

At March 31, 2021 and December 31, 2020, the Company had long-term unearned revenue of $18.4 million and $18.0 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2029.

NOTE 9.	LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of March 31, 2021, and December 31, 2020, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

During the three months ended March 31, 2021, the Company completed a sale-leaseback transaction where it sold 16 of its properties related to the Clark Pest Control acquisition for gross proceeds of $62.1 million and a gain of $31.1 million. These leases are classified as operating leases with terms of 7 to 15 years.

ROLLINS, INC. AND SUBSIDIARIES

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands)
		Three Months Ended March 31,
Lease Classification	Financial Statement Classification	2021	2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$60	$76
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	22,634	20,717
Total lease expense		$22,694	$20,793

Other Information
Weighted-average remaining lease term – operating leases		5.66 years	3.84 years
Weighted-average discount rate – operating leases		3.85%	3.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$22,457	$20,477

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at March 31, 2021 were as follows:

(in thousands)	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$64,099
2022	70,231
2023	50,144
2024	27,083
2025	14,908
2026	10,803
Thereafter	48,844
Total Future Minimum Lease Payments	286,112
Less: Amount representing interest	31,782
Total future minimum lease payments, net of interest	$254,330

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $156.8 million for building leases and $129.3 million for vehicle leases. As of March 31, 2021, the Company had additional future obligations of $9.0 million for leases that had not yet commenced.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS

The cumulative carrying amount of goodwill was $659.8 million and $653.2 million at March 31, 2021 and December 31, 2020, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. The carrying amount of goodwill in foreign countries was $81.3 million at March 31, 2021 and $81.4 million at December 31, 2020.

The Company tests goodwill and indefinite-lived intangible assets as of September 30 each year, or more frequently if indicators of an impairment exist. The Company has concluded there were no indicators of impairment during the three months ended March 31, 2021.

The carrying amount of customer contracts was $297.3 million and $298.9 million at March 31, 2021, and December 31, 2020, respectively. The carrying amount of trademarks and tradenames was $108.8 million and $109.0 million at March 31, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets was $10.2 million and $10.8 million at March 31, 2021 and December 31, 2020, respectively. The carrying amount of customer contracts in foreign countries was $44.6 million and $45.7 million at March 31, 2021 and December 31, 2020, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.2 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets in foreign countries was $0.9 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives. The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2021 (in thousands):

Intangible Asset	Carrying Value	Useful Life in Years
Customer contracts	$297,288	3-20
Trademarks and tradenames	108,761	N/A-20
Non-compete agreements	4,457	3-20
Internet domains	2,227	N/A-10
Patents	1,446	3-15
Other assets	2,068	N/A-10
Total customer contracts and other intangible assets	$416,247

NOTE 11.	DEBT

On April 30, 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan with Truist Bank, N.A., and Bank of America, N.A (the “Term Loan”). Both the Revolving Commitment and the Term Loan (“Credit Facility”) have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty. As of March 31, 2021, the Term Loan had outstanding borrowings of $115.0 million and there were no borrowings under the Revolving Commitment. The effective interest rate on the debt outstanding as of March 31, 2021 was 1.08%. The effective interest rate is comprised of the 1-month LIBOR plus a margin of 75.0 basis points as determined by our leverage ratio calculation. As of December 31, 2020, the Revolving Commitment had outstanding borrowings of $67.0 million and the Term Loan had outstanding borrowings of $136.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2021.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 12.	STOCKHOLDERS' EQUITY

During the three months ended March 31, 2021, the Company paid $39.4 million, or $0.08 per share, in cash dividends compared to $39.3 million, or $0.08 per share, during the same period in 2020.

During the first quarter ended March 31, 2021 and during the same period in 2020, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $9.3 million and $8.0 million for the quarters ended March 31, 2021 and 2020, respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, time-lapse restricted shares and restricted stock units have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The Company issues new shares from its authorized but unissued share pool. At March 31, 2021, approximately 6.6 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Time lapse restricted stock:
Pre-tax compensation expense	$3,921	$3,819
Tax benefit	(886)	(837)
Restricted stock expense, net of tax	$3,035	$2,982

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2021:

(number of shares in thousands)	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2020	2,870	$20.36
Forfeited	(10)	22.44
Vested	(774)	16.16
Granted	778	37.04
Unvested Restricted Stock at March 31, 2021	2,864	$26.02

At March 31, 2021 and December 31, 2020, the Company had $65.2 million and $40.5 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.5 years.

NOTE 13.	PENSION PLAN

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan. As of March 31, 2021, $1.2 million of Rollins, Inc. pension assets remained in the trust with a planned reversion of the remaining pension assets to the Company per ERISA regulations before year end. The Company anticipates tax of approximately 45% of the pension plan assets to be paid upon reversion, which includes 20% excise tax. In addition, the Company has a remaining Waltham, Inc. defined benefit plan. This plan had assets of $2.1 million, a projected liability of $3.0 million and an unfunded status of $0.9 million as of March 31, 2021. The Company has not made contributions to its defined benefit retirement plans since 2019.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 14.	BUSINESS COMBINATIONS

The Company made nine acquisitions during the three-month period ended March 31, 2021, and 31 acquisitions for the year ended December 31, 2020, some of which have been disclosed in various press releases and related Current Reports on Form 8-K. For the nine acquisitions completed so far in 2021, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the date of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31, 2021
Accounts receivable, net	$354
Materials & supplies	80
Equipment and property	867
Goodwill	6,996
Customer contracts	10,618
Other intangible assets	38
Current liabilities	(54)
Other assets and liabilities, net	146
Total purchase price	19,045
Less: Contingent consideration liability	(2,067)
Total cash purchase price	$16,978

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the period ended March 31, 2021, $7.0 million of goodwill was added related to the nine acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes.

NOTE 15.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate swap arrangements to manage or hedge its interest rate risk. Notwithstanding the terms of the swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ends on December 31, 2021. As of December 31, 2020, $0.4 million had been recorded as a loss in Accumulated Other Comprehensive Income (“AOCI”). For the three months ended March 31, 2021, a gain of $0.2 million was recorded in AOCI, compared to a loss of $0.7 million for the three months ended March 31, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the first three months ended March 31, 2021, the Company reclassified nil into interest expense and credited $0.1 million as interest income during the three months ended March 31, 2020. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Other Current Liabilities at March 31, 2021. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Long-Term Liabilities at December 31, 2020. On a quarterly basis, management evaluates any swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to a net loss of $0.3 million and a net gain of $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The fair values of the Company’s FX Forwards were recorded as net obligations of $0.4 million and $0.4 million in Other Current Liabilities at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary
FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	11	$1,300	$949
Sell CAD/Buy USD Fwd Contract	13	$13,500	$10,393
Total	24		$11,342

The financial statement impact related to these derivative instruments was insignificant for the three months ended March 31, 2021 and year ended December 31, 2020.

NOTE 16.	SUBSEQUENT EVENTS

The Company previously announced that it was pursuing corrective actions in connection with certain corporate acts involving the amendment to the Company’s certificate of incorporation that was approved by Company stockholders on April 23, 2019 (the “2019 Amendment”).  In connection with the 2019 Amendment, the shareholders voted to increase the number of authorized shares of capital stock to 550,500,000 shares, including 550 million shares of common stock and 500,000 shares of preferred stock.   Due to a clerical error, the Certificate of Amendment for the 2019 Amendment was not filed with the Delaware Secretary of State.  The Company filed a petition with the Delaware Chancery Court to deem the 2019 Amendment to be filed on April 23, 2019, and the Court granted the petition on April 23, 2021 resulting in the correction of the technical defects.

On April 27, 2021, shareholders approved an amendment to Rollins, Inc.’s Certificate of Incorporation to increase the number of authorized shares of common stock from 550,000,000 shares to 800,000,000 shares. Rollins’ authorized preferred stock will remain the same at 500,000 shares.

On April 27, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable on June 10, 2021 to stockholders of record at the close of business May 10, 2021.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 28, 2021, the Company reported first quarter revenues of $535.6 million, an increase of 9.8% over the prior year’s first quarter revenue of $487.9 million. Rollins’ net income increased 114.1% to $92.6 million, or $0.19 per diluted share for the first quarter ended March 31, 2021, compared with $43.3 million, or $0.09 per diluted share for the same period in 2020.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Revenue

Revenues for the first quarter ended March 31, 2021 increased $47.7 million, or 9.8%, to $535.6 million compared to $487.9 million for the first quarter ended March 31, 2020. Approximately 1.9 percentage points of the 9.8% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 7.9 percentage points.

The Company has three primary service offerings: commercial pest control, residential pest control and termite, including ancillary services. During the first quarter ended March 31, 2021, commercial pest control revenue approximated 35% of the Company’s revenues, residential pest control approximated 44% of the Company’s revenues, and termite and ancillary service revenue approximated 20% of the Company’s revenues.

Comparing the first quarter of 2021 to the first quarter of 2020, the Company’s commercial pest control revenue increased 2.9%. The Company believes the launch of its VitalClean sanitation services helped some of its commercial customers reopen and protect their employees and customers. Demand for our residential pest control service offerings continues to grow. With many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to our growth in residential service revenues. Comparing the first quarter of 2021 to the first quarter of 2020, residential pest control revenue grew 14.9%. Termite and ancillary services revenue grew 12.2%. Foreign operations accounted for approximately 8% and 7% of total revenues during the first quarters of 2021 and 2020, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
	(in thousands)
	2021	2020	2019
First Quarter	$535,554	$487,901	$429,069
Second Quarter	—	553,329	523,957
Third Quarter	—	583,698	556,466
Fourth Quarter	—	536,292	505,985
Year ended December 31,	$535,554	$2,161,220	$2,015,477

Revenues are also impacted by the Company’s acquisitions. For the first quarters of 2021, 2020, and 2019, acquisitions increased revenues by $9.3 million, $37.0 million, and $4.5 million, respectively.

Cost of Services Provided

Cost of services provided for the first quarter ended March 31, 2021 increased $10.4 million, or 4.1%, to $261.6 million, compared to $251.2 million for the first quarter of the prior year. Gross margin for the first quarter of 2021 was 51.2%, up 2.7 percentage points from 48.5% for the first quarter of 2020. During the quarter, the Company’s margin improvement was driven by expense reductions in the following areas:

•	Service salary and benefit savings as a percentage of revenues; and
•	Improved routing and scheduling efficiencies, which reduced fleet expenses.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter ended March 31, 2021 increased $2.0 million to $23.6 million, an increase of 9.3% from the same period in the prior year. Depreciation increased $0.9 million due to acquisitions and equipment purchases, while amortization of intangible assets increased $1.1 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the first quarter ended March 31, 2021 decreased to 30.3% of revenues, increasing $4.3 million, or 2.8%, to $162.2 million, compared to $157.9 million or 32.4% of revenues for the first quarter ended March 31, 2020. The following factors contributed to the control of Company spending:

•	Administrative salary and benefit savings as a percentage of revenues; and
•	Elimination of other non-essential spending reduced meeting, travel and office supply expense.

Interest Expense, Net

Net interest expense for the first quarter ended March 31, 2021 was $0.6 million compared to $2.2 million for the same period last year. The change was driven primarily by the lower average debt balance in 2021 compared to the same quarter in 2020.

Income Taxes

The effective tax rate was 22.7% for the first quarter ended March 31, 2021 compared to 21.9% for the first quarter ended March 31, 2020. The rate is higher in the current year due to the Company’s restricted stock vestings and the disallowance of tax deductions for a portion of executive compensation.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $119.5 million and $92.0 million for the three months ended March 31, 2021 and 2020, respectively.

The Company invested approximately $7.8 million in capital expenditures, exclusive of expenditures for business acquisitions, during the three months ended on March 31, 2021, compared to $6.7 million during the same period in 2020. Non-essential capital expenditures for 2021 have been cancelled in response to the pandemic crisis. Capital expenditures for the three months ended on March 31, 2021 consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the three months ended March 31, 2021, the Company made expenditures for acquisitions totaling $17.0 million, compared to $47.6 million during the same period in 2020. The Company’s proceeds from sales of assets during the three months ended March 31, 2021 of $65.1 million relate primarily to the sale of property related to the Clark acquisition. A total of $39.4 million was paid in cash dividends ($0.08 per share) during the three-month period ended March 31, 2021, compared to $39.3 million paid in cash dividends ($0.08 per share) during the same period in 2020.

On April 27, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable June 10, 2021 to stockholders of record at the close of business May 10, 2021, to be funded with existing cash balances. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company did not repurchase shares of its common stock on the open market during the first three months of 2021 or during the same period in 2020. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 16.9 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $9.3 million and $8.0 million of common stock for the first three months ended March 31, 2021 and 2020, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s balance sheet as of March 31, 2021 and December 31, 2020 includes short-term unearned revenues of $140.4 million and $131.3 million, respectively, representing approximately 6% of its annual revenue as of each balance sheet date. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $117.3 million at March 31, 2021 is held at various banking institutions. Approximately $71.3 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

Litigation

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

ROLLINS, INC. AND SUBSIDIARIES

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2020.

ROLLINS, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company’s belief that its accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods; the Company’s belief that the launch of its VitalClean sanitation services helped some of its commercial customers reopen and protect their employees and customers; statements that management does not believe that any pending claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity and management’s belief that it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year; the Company’s expectation that the adoption of ASU 2020-04 will not have a material impact on the Company’s consolidated Financial Statements; the Company’s statement that it evaluates pending and threatened claims and establishes loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable; the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s expectation that it will remain in compliance with applicable debt covenants under the Credit Facility throughout 2021; the Company’s expectation that it will continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors; the Company’s ability to continue the purchase of Company common stock when appropriate; the Company’s intention to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan; the Company’s plan to fund any remaining 2021 benefit plan obligations with reversion of any remaining pension assets to the Company in compliance with ERISA regulations during 2021; the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 4.5 years; the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes; the Company’s intention that its floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective; the Company’s expectation that it will forego non-essential capital expenditures for the remainder of 2021; the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward; the Company’s belief  that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; the Company’s belief that it will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations; the Company’s belief that the ongoing SEC investigation is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings; the Company’s inability to predict the outcome of the SEC investigation; the Company’s belief, after consultation with the Audit Committee and independent counsel, that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended; and management’s evaluation that no changes in our internal control over financial reporting during the first quarter are reasonably likely to materially affect our internal control over financial reporting.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2021 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations, accounting assumptions and estimates and financial condition; the possibility of an adverse ruling against the Company in pending litigation, regulatory action or investigation; general economic conditions; actions taken by our franchisees, subcontractors or vendors that may harm our business; market risk; changes in industry practices or technologies; a breach of data security;  the degree of success of the Company’s termite process and pest control selling and treatment methods; damage to our brands or reputation; our ability to protect our intellectual property and other proprietary rights;  the Company’s ability to identify and successfully integrate potential acquisitions; climate and weather conditions; competitive factors and pricing practices; our ability to attract and retain skilled workers, and potential increases in labor costs; risks related to legal, regulatory and risk management matters including risks related to the ongoing SEC investigation; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.  All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. A more detailed discussion of potential risks facing the Company can be found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, the Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 15 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in interest and foreign exchange rates. The Company believes that this interest and foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2021 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, management’s quarterly evaluation identified no changes in our internal control over financial reporting during the first quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

As previously disclosed, the SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings. The investigation relates to period-ends for periods beginning January 1, 2015. The Company is fully cooperating with the SEC’s investigation. The Company cannot predict the outcome of this investigation. The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. The internal investigation was concluded in October 2020. The Company, after consultation with the Audit Committee and the independent counsel, believes that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended. See Part I, Item 1.A. of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 for additional discussion of related Risk Factors.

Management does not believe that any pending claim, proceeding or litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter or year.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by Rollins and affiliated purchasers during the first quarter ended March 31, 2021 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-Average	purchased as part	shares that may yet
	of shares	price paid	of publicly announced	be purchased under
Period	Purchased(1)	per share	repurchases(2)	repurchase plan
January 1 to 31, 2021	245,421	$36.60	—	11,415,625
February 1 to 28, 2021	4,036	35.67	—	11,415,625
March 1 to 31, 2021	6,455	33.51	—	11,415,625
Total	255,912	$36.51	—	11,415,625

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: January 2021: 245,421; February 2021: 4,036; and March 2021: 6,455.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.
23

ROLLINS, INC. AND SUBSIDIARIES

Item 5.	Exhibits.

	(a)	Exhibits

		(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the Registrant’s Form 10-Q filed August 1, 2005.

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

		(ii)	Amended and Restated By-Laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s 8-K filed on February 1, 2021.

		(4)(a)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

		(31.1)	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(31.2)	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		(32.1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(101.INS)	Inline XBRL Instance Document

		(101.SCH)	Inline XBRL Schema Document

		(101.CAL)	Inline XBRL Calculation Linkbase Document

		(101.DEF)	Inline XBRL Definition Linkbase Document

		(101.LAB)	Inline XBRL Label Linkbase Document

		(101.PRE)	Inline XBRL Presentation Linkbase Document

		104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 30, 2021	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By:	/s/ Paul E. Northen
Paul E. Northen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)