Form 10-Q
period 2021-06-30
ROLLINS INC
filed 2021-07-30
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Rollins, Inc. had 492,079,290 shares of its $1 par value Common Stock outstanding as of July 16, 2021.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2021, AND DECEMBER 31, 2020

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$128,528	$98,477
Trade receivables, net of allowance for expected credit losses of $13,863 and $16,854 respectively	142,868	126,337
Financed receivables, short-term, net of allowance for expected credit losses of $1,635 and $1,297 respectively	25,431	23,716
Materials and supplies	29,952	30,843
Other current assets	49,546	35,404
Total current assets	376,325	314,777
Equipment and property, net of accumulated depreciation of $307,352 and $294,226, respectively	134,911	178,052
Goodwill	664,118	653,176
Customer contracts, net	291,976	298,949
Trademarks & tradenames, net	108,517	109,044
Other intangible assets, net	10,158	10,777
Operating lease, right-of-use assets	258,073	212,342
Financed receivables, long-term, net of allowance for expected credit losses of $2,706 and $1,934 respectively	43,837	38,187
Benefit plan assets	1,118	1,198
Deferred income taxes	2,653	2,222
Other assets	30,007	27,176
Total assets	$1,921,693	$1,845,900
LIABILITIES
Accounts payable	$74,815	$64,596
Accrued insurance	31,015	31,675
Accrued compensation and related liabilities	91,912	91,011
Unearned revenues	151,379	131,253
Operating lease liabilities - current	77,604	73,248
Current portion of long-term debt	18,750	17,188
Other current liabilities	73,269	63,540
Total current liabilities	518,744	472,511
Accrued insurance, less current portion	36,369	36,067
Operating lease liabilities, less current portion	182,804	140,897
Long-term debt	69,250	185,812
Deferred income tax liabilities	9,330	10,612
Long-term accrued liabilities	54,512	58,641
Total liabilities	871,009	904,540
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,079,290 and 491,612,059 shares issued and outstanding, respectively	492,079	491,612
Paid in capital	98,842	101,757
Accumulated other comprehensive loss	(10,890)	(10,897)
Retained earnings	470,653	358,888
Total stockholders’ equity	1,050,684	941,360
Total liabilities and stockholders’ equity	$1,921,693	$1,845,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Customer services	$638,204	$553,329	$1,173,758	$1,041,230
COSTS AND EXPENSES
Cost of services provided	297,862	255,622	559,414	506,774
Depreciation and amortization	23,306	21,925	46,902	43,522
Sales, general and administrative	183,482	171,253	345,690	329,115
Gain on sale of assets, net	(891)	(451)	(33,151)	(726)
Interest expense, net	506	1,460	1,112	3,625
INCOME BEFORE INCOME TAXES	133,939	103,520	253,791	158,920
PROVISION FOR INCOME TAXES	35,085	28,162	62,294	40,294
NET INCOME	$98,854	$75,358	$191,497	$118,626
NET INCOME PER SHARE - BASIC AND DILUTED	$0.20	$0.15	$0.39	$0.24
DIVIDENDS PAID PER SHARE	$0.08	$0.05	$0.16	$0.13
Weighted average shares outstanding - basic and diluted	491,999	491,645	491,950	491,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

(unaudited)

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME	$98,854	$75,358	$191,497	$118,626
Other comprehensive earnings / (loss)
Foreign currency translation adjustments	704	9,378	283	(7,490)
Change in derivatives, net of tax	(439)	170	(276)	(564)
Other comprehensive earnings / (loss)	265	9,548	7	(8,054)
Comprehensive earnings	$99,119	$84,906	$191,504	$110,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

(unaudited)

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at March 31, 2021	492,124	$492,124	$95,824	$(11,155)	$412,142	$988,935
Net Income					98,854	98,854
Other comprehensive income, net of tax:
Foreign currency translation adjustments				704		704
Change in derivatives				(439)		(439)
Cash dividends					(40,343)	(40,343)
Stock compensation	(18)	(18)	3,938			3,920
Employee stock buybacks	(27)	(27)	(920)			(947)
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at March 31, 2020	491,651	$491,651	$84,865	$(38,711)	$262,566	$800,371
Net Income					75,358	75,358
Other comprehensive income, net of tax:
Foreign currency translation adjustments				9,378		9,378
Change in derivatives				170		170
Cash dividends					(26,214)	(26,214)
Stock compensation	(6)	(6)	3,827			3,821
Employee stock buybacks	(2)	(2)	(52)			(54)
Balance at June 30, 2020	491,643	$491,643	$88,640	$(29,163)	$311,710	$862,830

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income					191,497	191,497
Other comprehensive income, net of tax:
Foreign currency translation adjustments				283		283
Change in derivatives				(276)		(276)
Cash dividends					(79,732)	(79,732)
Stock compensation	750	750	7,091			7,841
Employee stock buybacks	(283)	(283)	(10,006)			(10,289)
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income/ (Loss)	Earnings	Total
Balance at December 31, 2019	491,146	$491,146	$89,413	$(21,109)	$256,300	$815,750
Impact of adoption of ASC 842					2,484	2,484
Net Income					118,626	118,626
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(7,490)		(7,490)
Change in derivatives				(564)		(564)
Cash dividends					(65,531)	(65,531)
Stock compensation	827	827	7,091		(278)	7,640
Employee stock buybacks	(330)	(330)	(7,864)		109	(8,085)
Balance at June 30, 2020	491,643	$491,643	$88,640	$(29,163)	$311,710	$862,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

(unaudited)

	Six Months Ending
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$191,497	$118,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,902	43,522
Provision for deferred income taxes	(1,715)	3,055
Provision for expected credit losses	4,673	9,769
Gain on sale of assets, net	(33,151)	(726)
Stock based compensation expense	7,841	7,640
Other, net	(62)	(352)
Changes in operating assets and liabilities	3,220	53,238
Net cash provided by operating activities	219,205	234,772
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(28,385)	(56,030)
Purchases of equipment and property	(13,229)	(12,441)
Proceeds from sales of assets	70,414	1,330
Proceeds from sales of franchises	99	285
Other, net	(274)	490
Net cash provided by/(used in) investing activities	28,625	(66,366)
FINANCING ACTIVITIES
Payment of contingent consideration	(12,873)	(7,862)
Borrowings under revolving commitment	49,500	68,000
Repayments of term loan	(48,000)	(7,000)
Repayments of revolving commitment	(116,500)	(97,500)
Payment of dividends	(79,732)	(65,531)
Cash paid for common stock purchased	(10,289)	(8,085)
Net cash used in financing activities	(217,894)	(117,978)
Effect of exchange rate changes on cash	115	(9,875)
Net increase in cash and cash equivalents	30,051	40,553
Cash and cash equivalents at beginning of period	98,477	94,276
Cash and cash equivalents at end of period	$128,528	$134,829
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$86,954	$52,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.	BASIS OF PREPARATION AND OTHER

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2020. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2020 Annual Report on Form 10-K.

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

Three-for-Two Stock Split

All prior year share and per share data presented have been adjusted to account for the three-for-two stock split effective December 10, 2020.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company but does not expect the adoption of the standard to have a material impact on the Company’s consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 3.	REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed on the following table.

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
United States	$589,935	$517,576	$1,084,035	$969,922
Other countries	48,269	35,753	89,723	71,308
Total Revenues	$638,204	$553,329	$1,173,758	$1,041,230

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Residential revenue	$292,945	$257,921	$528,124	$462,578
Commercial revenue	210,838	179,900	399,535	363,215
Termite completions, bait monitoring, & renewals	127,674	109,817	233,368	204,044
Franchise revenues	4,111	3,521	7,570	6,938
Other revenues	2,636	2,170	5,161	4,455
Total Revenues	$638,204	$553,329	$1,173,758	$1,041,230

See Note 8. Unearned Revenue, for disclosures related to our unearned revenue balance.

NOTE 4.	ALLOWANCE FOR CREDIT LOSSES

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

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2021 and 2020.

ROLLINS, INC. AND SUBSIDIARIES

	(in thousands)
	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at March 31, 2021	$15,731	$3,370	$19,101
Provision for expected credit losses	369	1,618	1,987
Write-offs charged against the allowance	(3,650)	(645)	(4,295)
Recoveries collected	1,413	(2)	1,411
Balance at June 30, 2021	$13,863	$4,341	$18,204

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	2,234	2,439	4,673
Write-offs charged against the allowance	(7,749)	(1,326)	(9,075)
Recoveries collected	2,524	(3)	2,521
Balance at June 30, 2021	$13,863	$4,341	$18,204

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at March 31, 2020	$11,861	$3,053	$14,914
Provision for expected credit losses	6,927	554	7,481
Write-offs charged against the allowance	(4,454)	(593)	(5,047)
Recoveries collected	2,118	—	2,118
Balance at June 30, 2020	$16,452	$3,014	$19,466

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2019	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Provision for expected credit losses	8,480	1,288	9,768
Write-offs charged against the allowance	(8,233)	(1,233)	(9,466)
Recoveries collected	2,836	—	2,836
Balance at June 30, 2020	$16,452	$3,014	$19,466

NOTE 5.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

ROLLINS, INC. AND SUBSIDIARIES

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted earnings per share
Common stock	$0.20	$0.15	$0.39	$0.24
Restricted shares of common stock	$0.20	$0.15	$0.39	$0.23

NOTE 6.	CONTINGENCIES

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

Management does not believe that any pending claim, proceeding, litigation, regulatory action (including tax) or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters, could result in a charge that might be material to the results of an individual quarter or year.

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

During the quarter ending June 30, 2021, the Company invested $10.6 million of unrestricted cash in international bonds, a level 2 asset under the fair value hierarchy. The investment is recorded in other current assets. The fair market values of the bonds approximates their amortized cost.

As of June 30, 2021 and 2020, the Company had $27.1 million and $47.1 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Beginning	$32,976	$51,328	$35,744	$49,131
New acquisitions and revaluations	1,906	1,054	3,973	5,543
Payouts	(7,947)	(5,822)	(12,873)	(7,862)
Interest on outstanding contingencies	258	565	537	1,148
Charge offset, forfeit and other	(136)	(40)	(324)	(875)
Ending Balance	$27,057	$47,085	$27,057	$47,085

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.	UNEARNED REVENUE

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three and six months ended June 30, 2021 and 2020 were $46.5 million and $43.2 million, respectively and $92.3 million and $85.9 million respectively. Changes in unearned revenue were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance at beginning of year	$149,224	$136,507
Deferral of unearned revenue	116,034	105,928
Recognition of unearned revenue	(92,307)	(85,936)
Balance at end of period	$172,951	$156,499

As of June 30, 2021 and December 31, 2020, the Company had long-term unearned revenue of $21.6 million and $18.0 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2029.

NOTE 9.	LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of June 30, 2021, and December 31, 2020, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

During the six months ended June 30, 2021, the Company completed multiple sale-leaseback transactions where it sold 17 of its properties related to the Clark Pest Control acquisition for gross proceeds of $67.0 million and a gain of $31.5 million. These leases are classified as operating leases with terms of 7 to 15 years.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands, except Other Information)
		Three Months Ended June 30,		Six Months Ended June 30,

Lease Classification	Financial Statement Classification	2021	2020	2021	2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$60	$57	$125	$133
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	22,634	21,307	46,025	42,024
Total lease expense		$22,694	$21,364	$46,150	$42,157

Other Information
Weighted-average remaining lease term – operating leases				5.59 years	3.78 years
Weighted-average discount rate – operating leases				3.75%	3.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases				$45,498	$41,599

ROLLINS, INC. AND SUBSIDIARIES

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options as of June 30, 2021 were as follows:

(in thousands)
2021 (excluding the six months ended June 30, 2021)	$44,958
2022	76,537
2023	56,663
2024	33,021
2025	18,425
2026	12,612
Thereafter	51,645
Total Future Minimum Lease Payments	293,861
Less: Amount representing interest	(33,453)
Total future minimum lease payments, net of interest	$260,408

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $163.1 million for building leases and $130.7 million for vehicle leases. As of June 30, 2021, the Company had additional future obligations of $6.8 million for leases that had not yet commenced.

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS

The cumulative carrying amount of goodwill was $664.1 million and $653.2 million as of June 30, 2021 and December 31, 2020, respectively. Goodwill generally changes due to the timing of acquisitions, finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. During the six months ended June 30, 2021, goodwill increased $11.7 million due to acquisitions and decreased $0.8 million due to foreign currency translation. The carrying amount of goodwill in foreign countries was $81.1 million as of June 30, 2021 and $81.4 million as of December 31, 2020.

The Company tests goodwill and indefinite-lived intangible assets as of September 30 each year, or more frequently if indicators of an impairment exist. The Company has concluded there were no indicators of impairment during the six months ended June 30, 2021.

The carrying amount of customer contracts was $292.0 million and $298.9 million as of June 30, 2021, and December 31, 2020, respectively. The carrying amount of trademarks and tradenames was $108.5 million and $109.0 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets was $10.2 million and $10.8 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of customer contracts in foreign countries was $43.1 million and $45.7 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.1 million and $3.3 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets in foreign countries was $0.9 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2021 (in thousands):

	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$291,976	3-20
Trademarks and tradenames	14,313	7-20
Non-compete agreements	4,483	3-20
Patents	1,443	3-15
Other assets	587	10
Total amortizable intangible assets	312,802
Indefinite-lived intangible assets:
Trademarks and tradenames	94,204
Internet domains	2,227
Other assets	1,418
Total indefinite-lived intangible assets	97,849
Total customer contracts and other intangible assets	$410,651

NOTE 11.	DEBT

On April 30, 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan with Truist Bank, N.A., and Bank of America, N.A (the “Term Loan”). Both the Revolving Commitment and the Term Loan (“Credit Facility”) have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty. As of June 30, 2021, the Term Loan had outstanding borrowings of $88.0 million and there were no borrowings under the Revolving Commitment. The effective interest rate on the debt outstanding as of June 30, 2021 was 0.854%. The effective interest rate is comprised of the 1-month LIBOR plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2020, the Revolving Commitment had outstanding borrowings of $67.0 million and the Term Loan had outstanding borrowings of $136.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2021.

NOTE 12.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2021, the Company paid $79.7 million, or $0.16 per share, in cash dividends compared to $65.5 million, or $0.13 per share, during the same period in 2020.

During the second quarter ended June 30, 2021 and during the same period in 2020, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.1 million for the quarters ended June 30, 2021 and 2020, and $10.3 million and $8.1 million during the six-month period ended June 30, 2021 and 2020 respectively.

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans.  The Company issues new shares from its authorized but unissued share pool. As of June 30, 2021, approximately 6.6 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Time lapse restricted stock:
Pre-tax compensation expense	$3,920	$3,821	$7,841	$7,640
Tax benefit	(1,039)	(1,100)	(1,925)	(1,937)
Restricted stock expense, net of tax	$2,881	$2,721	$5,916	$5,703

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2021:

(number of shares in thousands)	Number of Shares	Average Grant- Date Fair Value
Unvested Restricted Stock at December 31, 2020	2,870	$20.36
Forfeited	(34)	22.62
Vested	(826)	16.22
Granted	778	37.04
Unvested Restricted Stock at June 30, 2021	2,788	$26.14

As of June 30, 2021 and December 31, 2020, the Company had $60.9 million and $40.5 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.3 years and 3.8 years, respectively.

NOTE 13.	PENSION PLAN

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan. As of June 30, 2021, $1.1 million of Rollins, Inc. pension assets remained in the trust with a planned reversion of the remaining pension assets to the Company per ERISA regulations before year end. The Company anticipates tax of approximately 45% of the pension plan assets to be paid upon reversion, which includes the 20% excise tax. In addition, the Company has a remaining Waltham, Inc. defined benefit plan. This plan had assets of $2.1 million, a projected liability of $3.0 million and an unfunded status of $0.9 million as of June 30, 2021. The Company has not made contributions to its defined benefit retirement plans since 2019.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 14.	BUSINESS COMBINATIONS

The Company made 18 acquisitions during the six-month period ended June 30, 2021, and 31 acquisitions for the year ended December 31, 2020. For the 18 acquisitions completed through June 30, 2021, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30, 2021
Accounts receivable, net	$504
Materials and supplies	128
Equipment and property	1,613
Goodwill	11,732
Customer contracts	17,994
Other intangible assets	291
Current liabilities	(142)
Other assets and liabilities, net	163
Total consideration paid	$32,283
Less: Contingent consideration liability	(3,898)
Total cash purchase price	$28,385

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the period ended June 30, 2021, $11.7 million of goodwill was added related to the 18 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes.

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The notional amounts as of June 30, 2021 and December 31, 2020 were $20.0 million and $40.0 million, respectively. The cash flows from the swap began June 30, 2019 and end on December 31, 2021. As of December 31, 2020, $0.4 million had been recorded as a loss in Accumulated Other Comprehensive Income (“AOCI”). For the six months ended June 30, 2021, a gain of $0.3 million was recorded in AOCI, compared to a loss of $0.6 million for the six months ended June 30, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the quarter and six months ended June 30, 2021, the Company reclassified into interest expense $0.1 million and $0.3 million, respectively. The fair value of the Company’s interest rate swaps was recorded as $0.1 million in Other Current Liabilities as of June 30, 2021. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Long-Term Liabilities as of December 31, 2020. On a quarterly basis, management evaluates our swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

ROLLINS, INC. AND SUBSIDIARIES

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to a net gain of $0.2 million and a net loss of $0.3 million for the quarters ended June 30, 2021 and 2020, respectively, and net gains of $0.4 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. The fair values of the Company’s FX Forwards were recorded as net obligations of $0.2 million and $0.4 million in Other Current Liabilities as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary
	Number of
FX Forward Contracts	Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	7	$700	$522
Sell CAD/Buy USD Fwd Contract	7	$8,000	$6,217
Total	14		$6,739

The financial statement impact related to these derivative instruments was insignificant for the six months ended June 30, 2021 and year ended December 31, 2020.

NOTE 16.	SUBSEQUENT EVENTS

On July 27, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable on September 10, 2021 to stockholders of record at the close of business on August 10, 2021.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

KEY PERSONNEL CHANGES:

On July 27, 2021, the Company’s Board of Directors appointed Julie Bimmerman to serve as the Company’s Interim Chief Financial Officer and Treasurer to assume the duties of principal financial officer and principal accounting officer. The Company’s current Chief Financial Officer and Treasurer, Paul E. Northern, transferred into an operational role as Senior Vice President focused on sustainability, also effective July 27, 2021.

COVID-19:

The global spread and unprecedented impact of the COVID-19 pandemic (“COVID-19”) continues to create significant volatility, uncertainty and economic disruption around the world. In 2020, the pest control industry was designated as “essential” by the Department of Homeland Security and as a result, the Company has been able to remain operational in every part of the world in which it operates. With the recent availability of vaccinations, many COVID-19 restrictions have been lifted; however, the discovery and increased spread of new COVID-19 variants may result in additional restrictions being imposed. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers. We do not know when, or if, it will become practical to relax or eliminate some or all these measures entirely as there is no guarantee that COVID-19 will be fully contained.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the uncertainty surrounding the global economic impact of COVID-19. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Revenue

Revenues for the second quarter ended June 30, 2021 increased $84.9 million, or 15.3%, to $638.2 million compared to $553.3 million for the second quarter ended June 30, 2020.   Approximately 1.7 percentage points of the 15.3% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 13.6 percentage points.

The Company has three primary service offerings: residential pest control, commercial pest control, and termite, including ancillary services. During the second quarter ended June 30, 2021, residential pest control approximated 46% of the Company’s revenues, commercial pest control revenue approximated 33% of the Company’s revenues, and termite and ancillary service revenue approximated 21% of the Company’s revenues.

Comparing the second quarter of 2021 to the second quarter of 2020, the Company’s commercial pest control revenue increased 17.2% partially due to the lifting of many COVID restrictions. Demand for our residential pest control service offerings also continues to grow. With many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to our growth in residential service revenues. Comparing the second quarter of 2021 to the second quarter of 2020, residential pest control revenue grew 13.6%. Termite and ancillary services revenue grew 16.3%. Foreign operations accounted for approximately 8% and 6% of total revenues during the second quarters of 2021 and 2020, respectively.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2021	2020	2019
First Quarter	$535,554	$487,901	$429,069
Second Quarter	638,204	553,329	523,957
Third Quarter	—	583,698	556,466
Fourth Quarter	—	536,292	505,985
Year to date	$1,173,758	$2,161,220	$2,015,477

Revenues are also impacted by the Company’s acquisitions.  For the second quarters of 2021, 2020, and 2019, acquisitions increased revenues by approximately $9.5 million, $16.5 million, and $26.2 million, respectively.

Cost of Services Provided

Cost of services provided for the second quarter ended June 30, 2021 increased $42.3 million, or 16.5%, to $297.9 million, compared to $255.6 million for the second quarter of the prior year. Gross margin for the second quarter of 2021 was 53.3%, down 0.5 percentage points from 53.8% for the second quarter of 2020. During the quarter, the Company’s slight margin decline was driven by expense growth in the following areas:

●	Increased travel costs due to the lifting of COVID-19 restrictions;

●	Increased service salaries as a percentage of revenues as prior year COVID-19-related government assistance was not received in the current year;

●	Increased materials cost due to the write-down of unused personal protection equipment; and

●	Increased fleet expenses due to increased fuel costs.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter ended June 30, 2021 increased $1.4 million to $23.3 million, an increase of 6.4% from the same period in the prior year. Depreciation increased $0.1 million due to acquisitions and equipment purchases, while amortization of intangible assets increased $1.3 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the second quarter ended June 30, 2021 decreased to 28.8% of revenues, increasing $12.2 million, or 7.1%, to $183.5 million, compared to $171.3 million or 30.9% of revenues for the second quarter ended June 30, 2020.  The following factors contributed to the control of Company spending:

●	Reduced provision for expected credit losses as outlook improved from second quarter 2020;

●	Administrative salary and benefit savings; and

●	Reduced telephone expenses due to improved contract terms.

Interest Expense, Net

Net interest expense for the second quarter ended June 30, 2021 was $0.5 million compared to $1.5 million for the same period last year. The change was driven primarily by the lower average debt balance in 2021 compared to the same quarter in 2020.

ROLLINS, INC. AND SUBSIDIARIES

Income Taxes

The effective tax rate was 26.2% for the second quarter ended June 30, 2021 compared to 27.2% for the second quarter ended June 30, 2020. The rate is lower in the current year due to the decrease in the amount of foreign withholding tax relative to an increase in pretax income.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Revenue

Revenues for the six months ended June 30, 2021 increased $132.5 million or 12.7% to $1.174 billion compared to $1.041 billion for the six months ended June 30, 2020.  Approximately 1.8 percentage points of the 12.7% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 10.9 percentage points.

During the six months ended June 30, 2021, residential pest control approximated 45% of the Company’s revenues, commercial pest control revenue approximated 34% of the Company’s revenues, and termite and ancillary service revenue approximated 21% of the Company’s revenues. Comparing the first six months of 2021 to the first six months of 2020, the Company’s commercial pest control revenue increased 10.0%, residential pest control revenue grew 14.2%, and termite and ancillary services revenue grew 14.4%. Foreign operations accounted for approximately 8% and 7% of total revenues during the first six months of 2021 and 2020, respectively.

Cost of Services Provided

Cost of Services provided for the six months ended June 30, 2021 increased $52.6 million, or 10.4%, to $559.4 million, compared to $506.8 million for the six months ended June 30, 2020. Gross Margin for the first six months of 2021 was 52.3%, up 1.0 percentage point from 51.3% for the first six months of 2020. Margin improvement was driven by the following:

●	Reduced COVID-19 related personnel expense related to sick leave and benefit extension during furloughs; and

●	Service management salary and benefit savings.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021 increased $3.4 million to $46.9 million, an increase of 7.8% from the same period in the prior year. Depreciation increased $1.0 million due to acquisitions and equipment purchases while amortization of intangible assets increased $2.4 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, General and Administrative Expenses for the six months ended June 30, 2021 decreased to 29.5% of revenues, increasing $16.6 million, or 5.0%, to $345.7 million, compared to $329.1 million or 31.6% of revenues for the six months ended June 30, 2020. The following factors contributed to the control of Company spending:

●	Administrative salary and benefit savings;

●	Reduced telephone expenses due to improved contract terms; and

●	Lower provision for expected credit losses with pandemic outlook improving.

ROLLINS, INC. AND SUBSIDIARIES

Gain on sale of assets, net

During the six months ended June 30, 2021, the Company recognized a gain of $33.2 million compared to $0.7 million in the prior year. The current year gain is primarily related to multiple sale-leaseback transactions where the Company sold 17 of its Clark Pest Control acquisition properties.

Interest Expense, Net

Net interest expense for the first six months ended June 30, 2021 was $1.1 million compared to $3.6 million for the same period last year. The decrease was primarily driven by the lower average debt balance in 2021 compared to the same period in 2020.

Income Taxes

The effective tax rate was 24.5% for the six months ended June 30, 2021 compared to 25.4% for the six months ended June 30, 2020. The rate is lower in the current year due to the decrease in the amount of foreign withholding tax relative to an increase in pretax income.

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $219.2 million and $234.8 million for the six months ended June 30, 2021 and 2020, respectively.

The Company invested approximately $13.2 million in capital expenditures, exclusive of expenditures for business acquisitions, during the six months ended on June 30, 2021, compared to $12.4 million during the same period in 2020. Capital expenditures for the six months ended on June 30, 2021 consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the six months ended June 30, 2021, the Company made expenditures for acquisitions totaling $28.4 million, compared to $56.0 million during the same period in 2020.

A total of $79.7 million was paid in cash dividends (an aggregate $0.16 per share) during the six-month period ended June 30, 2021, compared to $65.5 million paid in cash dividends (an aggregate of $0.133 per share) during the same period in 2020. On July 27, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.08 per share payable September 10, 2021 to stockholders of record at the close of business August 10, 2021, to be funded with existing cash balances and available facilities. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company did not repurchase shares of its common stock on the open market during the first six months of 2021 or during the same period in 2020. The Company has had a buyback program in place for a number of years and has routinely purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 16.9 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $10.3 million and $8.1 million of common stock for the first six months ended June 30, 2021 and 2020, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s balance sheet as of June 30, 2021 and December 31, 2020 includes short-term unearned revenues of $151.4 million and $131.3 million, respectively, representing approximately 7% and 6% of its annual revenue as of each respective balance sheet date. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $128.5 million as of June 30, 2021 is held at various banking institutions. Approximately $73.6 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains a large cash position in the United States. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

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

As previously disclosed, the SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings per share (the “Investigation”). The Investigation relates to period-ends for periods beginning January 1, 2015. The Company is continuing to fully cooperate with the SEC’s investigation, including providing supplemental information and current and former employees for interviews and testimony. However, as previously reported, the Company cannot predict the outcome of this Investigation. The Company’s Audit Committee retained independent counsel to conduct an initial internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. This internal investigation, which was originally concluded in October 2020, is now being supplemented as a result of new developments in connection with the Investigation. See the Company’s Current Report on Form 8-K furnished to the SEC on July 28, 2021 for more information.

As previously reported in the Company’s 2020 Form 10-K, in connection with the Investigation, the Company has reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation, including those related to management’s judgments and estimates. The Company, based on the preliminary findings of the supplemental internal investigation to date, and consultation with the Company’s Audit Committee and independent counsel, continues to believe that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended. More information about the Investigation is included in the Current Report on Form 8-K furnished to the SEC on July 28, 2021, as noted above. Also see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 for additional discussion of related Risk Factors.

Management does not believe that any pending claim, proceeding or litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters could result in a charge that might be material to the results of an individual quarter or year.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2020.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business and financial results of Rollins, Inc. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2020 (the “2020 Annual Report”), the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition:

ROLLINS, INC. AND SUBSIDIARIES

●	the Company’s belief that its accounting estimates and assumptions, financial condition and results of operations may change materially in future periods in response to the COVID-19 pandemic;

●	the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, which could have a material adverse effect on our business, financial condition and results of operations;

●	the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;

●	the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;

●	risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;

●	the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2021;

●	the Company’s expectation that it will continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors;

●	the Company’s ability to continue the purchase of Company common stock when appropriate;

●	risks related to the Company’s ability to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan;

●	the Company’s ability to fund any remaining 2021 benefit plan obligations with reversion of any remaining pension assets to the Company in compliance with ERISA regulations during 2021;

●	the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 4.3 years;

●	the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;

●	the Company’s intention that its floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million ($20.0 million as of June 30, 2021) in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective;

●	the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;

●	the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits;

●	the Company’s belief that it will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations;

●	the Company’s belief that the ongoing SEC investigation is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings, and the Company’s inability to predict the outcome of the SEC investigation;

●	the Company’s belief, after consultation with the Audit Committee and independent counsel, that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods under SEC investigation fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended;

●	actions taken by our franchisees, subcontractors or vendors that may harm our business;

●	exposure of certain market risks in the ordinary course of our business, including fluctuation in interest rates and foreign currency exchange fluctuations;

●	risks related to changes in industry practices or technologies;

ROLLINS, INC. AND SUBSIDIARIES

●	significant disruption in, or breach in security of our information technology systems or one of our third-party IT providers, and resultant interruptions in service or the loss of functionality of critical systems through ransomware and any related impact on our reputation;

●	risks related to the level of success of the Company’s termite process and pest control selling and treatment methods;

●	damage to our brands or reputation;

●	our ability to protect our intellectual property and other proprietary rights;

●	the Company’s ability to identify and successfully integrate potential acquisitions;

●	climate and weather conditions;

●	competitive factors and pricing practices;

●	our ability to attract and retain skilled workers, and potential increases in labor costs;

●	risks related to legal, regulatory and risk management matters including risks related to the ongoing SEC investigation; and

●	the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, the Company maintained an investment portfolio included in cash and cash equivalents subject to short-term interest rate risk exposure; and other short-term investments included in other current assets. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 16 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in interest and foreign exchange rates. The Company believes that this interest and foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ITEM 4.	CONTROLS AND PROCEDURES

Establishment of a Disclosure Committee and Evaluation of Disclosure Controls and Procedures

The Company has established a Disclosure Committee, consisting of certain members of management to assist our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) in preparing the disclosures required under the SEC rules and to help ensure that the Company’s disclosure controls and procedures are properly implemented. The Disclosure Committee will meet on a quarterly basis and otherwise as may be necessary.

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2021 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

Management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As previously disclosed, the SEC is conducting an investigation, which the Company believes is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings per share (the “Investigation”). The Investigation relates to period-ends for periods beginning January 1, 2015. The Company is continuing to fully cooperate with the SEC’s investigation, including providing supplemental information and current and former employees for interviews and testimony. However, as previously reported, the Company cannot predict the outcome of this Investigation. The Company’s Audit Committee retained independent counsel to conduct an initial internal investigation into matters related to the SEC investigation and, in particular, the Company’s processes for establishing reserves for each quarter in the relevant periods. This internal investigation, which was originally concluded in October 2020, is now being supplemented as a result of new developments in connection with the Investigation. See the Company’s Current Report on Form 8-K furnished to the SEC on July 28, 2021 for more information.

As previously reported in the Company’s 2020 Form 10-K, in connection with the Investigation, the Company has reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation, including those related to management’s judgments and estimates. The Company, based on the preliminary findings of the supplemental internal investigation to date, and consultation with the Company’s Audit Committee and independent counsel, continues to believe that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended. More information about the Investigation is included in the Current Report on Form 8-K furnished to the SEC on July 28, 2021, as noted above. Also see Part I, Item 1.A. of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 for additional discussion of related Risk Factors.

Management does not believe that any pending claim, proceeding or litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters could result in a charge that might be material to the results of an individual quarter or year.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020.

ROLLINS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers Shares repurchased by Rollins and affiliated purchasers during the second quarter ended June 30, 2021 were as follows:

			Total number of shares	Maximum number of
	Total number	Weighted-	purchased as part of	shares that may yet
	of shares	Average price	publicly announced	be purchased under
Period	purchased (1)	paid per share	repurchases (2)	repurchase plan
April 1 to 30, 2021	24,860	$35.69	—	11,415,625
May 1 to 31, 2021	—	—	—	11,415,625
June 1 to 30, 2021	1,746	34.46	—	11,415,625
Total	26,606	$35.61	—	11,415,625

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: April 2021: 24,860; May 2021: 0; and June 2021: 1,746.

(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

	(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the Registrant’s Form 10-Q filed August 1, 2005.

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

(H) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 27, 2021*.

	(ii)	Amended and Restated By-Laws of Rollins, Inc., incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s 8-K filed on May 24, 2021.

	(4)(a)	Form of Common Stock Certificate of Rollins, Inc., incorporated herein by reference to Exhibit (4) as filed with its Form 10-K for the year ended December 31, 1998.

	(31.1)*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31.2)*	Certification of Interim Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32.1)**	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(101.INS)	Inline XBRL Instance Document

	(101.SCH)	Inline XBRL Schema Document

	(101.CAL)	Inline XBRL Calculation Linkbase Document

	(101.DEF)	Inline XBRL Definition Linkbase Document

	(101.LAB)	Inline XBRL Label Linkbase Document

	(101.PRE)	Inline XBRL Presentation Linkbase Document

	104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed with this report

**	Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 30, 2021	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	By:	/s/ Julie K. Bimmerman
Julie K. Bimmerman
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)