Form 10-Q
period 2021-09-30
ROLLINS INC
filed 2021-10-29
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐
Yes	☐	No	☒

Rollins, Inc. had 492,048,685 shares of its $1 par value Common Stock outstanding as of October 15, 2021.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2021, AND DECEMBER 31, 2020

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$117,655	$98,477
Trade receivables, net of allowance for expected credit losses of $13,473 and $16,854, respectively	152,866	126,337
Financed receivables, short-term, net of allowance for expected credit losses of $1,519 and $1,297, respectively	27,294	23,716
Materials and supplies	26,976	30,843
Other current assets	48,663	35,404
Total current assets	373,454	314,777
Equipment and property, net of accumulated depreciation of $315,921 and $294,226, respectively	131,549	178,052
Goodwill	665,645	653,176
Customer contracts, net	284,393	298,949
Trademarks & tradenames, net	108,231	109,044
Other intangible assets, net	9,914	10,777
Operating lease, right-of-use assets	251,374	212,342
Financed receivables, long-term, net of allowance for expected credit losses of $2,488 and $1,934, respectively	45,410	38,187
Benefit plan assets	1,118	1,198
Deferred income taxes	2,568	2,222
Other assets	31,157	27,176
Total assets	$1,904,813	$1,845,900
LIABILITIES
Accounts payable	$38,509	$64,596
Accrued insurance	34,790	31,675
Accrued compensation and related liabilities	96,285	91,011
Unearned revenues	151,645	131,253
Operating lease liabilities - current	76,684	73,248
Current portion of long-term debt	18,750	17,188
Other current liabilities	60,833	63,540
Total current liabilities	477,496	472,511
Accrued insurance, less current portion	32,582	36,067
Operating lease liabilities, less current portion	177,381	140,897
Long-term debt	49,250	185,812
Deferred income tax liabilities	13,288	10,612
Other long-term accrued liabilities	53,187	58,641
Total liabilities	803,184	904,540
Commitments and contingencies (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,048,685 and 491,612,059 shares issued and outstanding, respectively	492,049	491,612
Additional paid in capital	102,484	101,757
Accumulated other comprehensive loss	(17,465)	(10,897)
Retained earnings	524,561	358,888
Total stockholders’ equity	1,101,629	941,360
Total liabilities and stockholders’ equity	$1,904,813	$1,845,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Customer services	$650,199	$583,698	$1,823,957	$1,624,928
COSTS AND EXPENSES
Cost of services provided	305,474	275,474	864,888	782,248
Depreciation and amortization	23,617	22,404	70,519	65,926
Sales, general and administrative	194,261	168,006	539,951	497,121
Chairman's accelerated stock vesting expense	—	6,691	—	6,691
(Gain) loss on sale of assets, net	(447)	1,355	(33,598)	629
Interest expense, net	222	866	1,334	4,491
INCOME BEFORE INCOME TAXES	127,072	108,902	380,863	267,822
PROVISION FOR INCOME TAXES	33,219	29,323	95,513	69,617
NET INCOME	$93,853	$79,579	$285,350	$198,205
NET INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.16	$0.58	$0.40
DIVIDENDS PAID PER SHARE	$0.08	$0.05	$0.24	$0.19
Weighted average shares outstanding - basic and diluted	492,069	491,631	492,058	491,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands)

(unaudited)

	Three Months Ending		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME	$93,853	$79,579	$285,350	$198,205
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(7,207)	5,758	(6,924)	(1,732)
Change in derivatives	632	252	356	(312)
Other comprehensive income / (loss), net of tax	(6,575)	6,010	(6,568)	(2,044)
Comprehensive income	$87,278	$85,589	$278,782	$196,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands)

(unaudited)

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684
Net Income					93,853	93,853
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				(7,207)		(7,207)
Change in derivatives				632		632
Cash dividends					(39,945)	(39,945)
Stock compensation	(22)	(22)	3,942			3,920
Employee stock buybacks	(8)	(8)	(300)			(308)
Balance at September 30, 2021	492,049	$492,049	$102,484	$(17,465)	$524,561	$1,101,629

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at June 30, 2020	491,643	$491,643	$88,640	$(29,163)	$311,710	$862,830
Net Income					79,579	79,579
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				5,758		5,758
Change in derivatives				252		252
Cash dividends					(26,214)	(26,214)
Stock compensation	(18)	(18)	10,521		8	10,511
Employee stock buybacks	(1)	(1)	—		1	—
Balance at September 30, 2020	491,624	$491,624	$99,161	$(23,153)	$365,084	$932,716

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income					285,350	285,350
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				(6,924)		(6,924)
Change in derivatives				356		356
Cash dividends					(119,677)	(119,677)
Stock compensation	728	728	11,034			11,762
Employee stock buybacks	(291)	(291)	(10,307)			(10,598)
Balance at September 30, 2021	492,049	$492,049	$102,484	$(17,465)	$524,561	$1,101,629

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2019	491,146	$491,146	$89,413	$(21,109)	$256,300	$815,750
Impact of adoption of ASC 842					2,484	2,484
Net Income					198,205	198,205
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				(1,732)		(1,732)
Change in derivatives				(312)		(312)
Cash dividends					(91,745)	(91,745)
Stock compensation	809	809	17,612		(270)	18,151
Employee stock buybacks	(331)	(331)	(7,864)		110	(8,085)
Balance at September 30, 2020	491,624	$491,624	$99,161	$(23,153)	$365,084	$932,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$285,350	$198,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,519	65,926
Provision for deferred income taxes	2,221	3,701
Provision for expected credit losses	8,522	12,820
(Gain) loss on sale of assets, net	(33,598)	629
Stock-based compensation expense	11,762	18,151
Other, net	(83)	1,423
Changes in operating assets and liabilities	(45,782)	39,752
Net cash provided by operating activities	298,911	340,607
INVESTING ACTIVITIES
Cash used for acquisitions of companies, net of cash acquired	(39,692)	(79,880)
Purchases of equipment and property	(20,031)	(17,690)
Proceeds from sales of assets	70,967	2,131
Proceeds from sales of franchises	134	430
Other, net	(274)	478
Net cash provided by/(used in) investing activities	11,104	(94,531)
FINANCING ACTIVITIES
Payment of contingent consideration	(19,413)	(24,168)
Borrowings under revolving commitment	82,500	68,000
Repayments of term loan	(83,000)	(20,000)
Repayments of revolving commitment	(134,500)	(169,500)
Payment of dividends	(119,677)	(91,745)
Cash paid for common stock purchased	(10,598)	(8,085)
Net cash used in financing activities	(284,688)	(245,498)
Effect of exchange rate changes on cash	(6,149)	586
Net increase in cash and cash equivalents	19,178	1,164
Cash and cash equivalents at beginning of period	98,477	94,276
Cash and cash equivalents at end of period	$117,655	$95,440
Supplemental disclosure of cash flow information:
Non-cash additions to operating lease right-of-use assets	$101,720	$67,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.BASIS OF PREPARATION AND OTHER

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim condensed consolidated financial statements for the termite accrual, allowance for expected credit losses, environmental, regulatory and litigation claims, the insurance accrual, which includes auto liability, general liability, worker’s compensation and medical claims, inventory adjustments, discounts and volume incentives earned, among others.

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

NOTE 2.RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of the standard to have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3.REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed on the following table.

ROLLINS, INC. AND SUBSIDIARIES

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands)
United States	$602,336	$540,763	$1,686,371	$1,510,685
Other countries	47,863	42,935	137,586	114,243
Total Revenues	$650,199	$583,698	$1,823,957	$1,624,928

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Residential revenue	$307,747	$275,581	$835,871	$738,159
Commercial revenue	218,648	199,561	618,183	562,777
Termite completions, bait monitoring, & renewals	117,423	102,144	350,791	306,188
Franchise revenues	4,128	3,852	11,698	10,791
Other revenues	2,253	2,560	7,414	7,013
Total Revenues	$650,199	$583,698	$1,823,957	$1,624,928

See Note 8. Unearned Revenue, for disclosures related to our unearned revenue balances.

NOTE 4.ALLOWANCE FOR CREDIT LOSSES

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

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts, some of which are due subsequent to one year from the balance sheet dates.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they

ROLLINS, INC. AND SUBSIDIARIES

are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2021 and 2020.

	(in thousands)
	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at June 30, 2021	$13,863	$4,341	$18,204
Provision for expected credit losses	3,526	323	3,849
Write-offs charged against the allowance	(5,163)	(657)	(5,820)
Recoveries collected	1,247	—	1,247
Balance at September 30, 2021	$13,473	$4,007	$17,480

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	5,760	2,762	8,522
Write-offs charged against the allowance	(12,912)	(1,986)	(14,898)
Recoveries collected	3,771	—	3,771
Balance at September 30, 2021	$13,473	$4,007	$17,480

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at June 30, 2020	$16,452	$3,014	$19,466
Provision for expected credit losses	2,363	689	3,052
Write-offs charged against the allowance	(3,502)	(567)	(4,069)
Recoveries collected	660	—	660
Balance at September 30, 2020	$15,973	$3,136	$19,109

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2019	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	—	(3,330)
Provision for expected credit losses	10,843	1,977	12,820
Write-offs charged against the allowance	(11,735)	(1,800)	(13,535)
Recoveries collected	3,496	—	3,496
Balance at September 30, 2020	$15,973	$3,136	$19,109

NOTE 5.EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period.

ROLLINS, INC. AND SUBSIDIARIES

Basic and diluted earnings per share attributable to common and restricted shares of common stock for the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted earnings per share
Common stock	$0.19	$0.16	$0.58	$0.40
Restricted shares of common stock	$0.19	$0.16	$0.58	$0.40

NOTE 6.CONTINGENCIES

In the normal course of business, from time to time, the Company and certain subsidiaries are parties to lawsuits, claims, arbitrations, regulatory actions or investigations. In addition, from time to time in the ordinary course of business, the Company also defends employment-related cases as well as claims arising out of environmental matters.

As previously disclosed, the SEC is conducting an investigation which we believe is primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2015 and the impact of those accruals and reserves on reported earnings per share.  The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and that investigation is being supplemented as previously reported.  To date the internal investigation findings include certain inadequately supported journal entries and certain other errors, all primarily related to the Company’s reserve and accrual accounting, which the Company has determined were individually and in the aggregate immaterial to the impacted quarterly and annual financial statements. As previously disclosed in the Company’s 2020 Form 10-K, based on the results of the internal investigation, it was determined that there was a significant deficiency in the Company’s internal controls relating to the documentation and review of accounting entries for certain reserves and accruals, which was remediated as of December 31, 2020 and as discussed below.  The supplemental investigation regarding the assertions described in the Current Report on Form 8-K furnished to the SEC on July 28, 2021 is ongoing.  The Company continues to believe that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

The Company is continuing to cooperate fully with the SEC investigation and has initiated discussions with the SEC staff regarding a potential resolution of the investigation.  In accordance with the accounting guidance in ASC 450, “Contingencies,” and based on the findings described above and other information, the Company recorded an accrual related to this matter in the third quarter of 2021, which is reflected in other current liabilities in our condensed consolidated statements of financial position. We cannot predict the outcome of the SEC investigation and it is possible that the ultimate amount of any potential liability could be different from the amount accrued.

As previously disclosed in the Company’s 2020 Form 10-K, in connection with the SEC investigation, the Company reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation, including those related to management’s judgments and estimates.

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

ROLLINS, INC. AND SUBSIDIARIES

NOTE 7.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, financed and notes receivable, accounts payable, other short-term liabilities, and debt. The carrying amounts of these financial instruments approximate their respective fair values. The Company also has derivative instruments as further discussed in Note 15. Derivative Instruments and Hedging Activities.

During the nine months ended September 30, 2021, the Company invested $10.6 million of unrestricted cash in international bonds, a level 2 asset under the fair value hierarchy. The investment is recorded in other current assets. The fair market values of the bonds approximate their amortized costs.

As of September 30, 2021 and December 31, 2020, the Company had $21.5 million and $35.7 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$27,057	$47,085	$35,744	$49,131
New acquisitions and revaluations	1,341	3,160	5,314	8,703
Payouts	(6,540)	(16,306)	(19,413)	(24,168)
Interest on outstanding contingencies	178	386	715	1,534
Charge offset, forfeit and other	(514)	(554)	(838)	(1,429)
Ending balance	$21,522	$33,771	$21,522	$33,771

NOTE 8.UNEARNED REVENUE

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three months ended September 30, 2021 and 2020 were $47.3 million and $43.4 million, respectively. Deferred revenue recognized for the nine months ended September 30, 2021 and 2020 were $139.6 million and $129.4 million respectively. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Beginning balance	$172,951	$156,499	$149,224	$136,507
Deferral of unearned revenue	49,060	44,582	165,094	150,510
Recognition of unearned revenue	(47,316)	(43,441)	(139,623)	(129,377)
Ending balance	$174,695	$157,640	$174,695	$157,640

As of September 30, 2021 and December 31, 2020, the Company had long-term unearned revenue of $23.1 million and $18.0 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2032.

NOTE 9.LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership and to maximize working capital utilization. The Company elected the practical expedient approach permitted under ASC 842

ROLLINS, INC. AND SUBSIDIARIES

not to include short-term leases with a duration of 12 months or less on the balance sheet. As of September 30, 2021, and December 31, 2020, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

During the nine months ended September 30, 2021, the Company completed multiple sale-leaseback transactions where it sold 17 of its properties related to the Clark Pest Control acquisition for gross proceeds of $67.0 million and a pre-tax gain of $31.5 million. These leases are classified as operating leases with terms of 7 to 15 years.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except Other Information)
Lease Classification	Financial Statement Classification	2021	2020	2021	2020
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$51	$20	$176	$153
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	23,472	21,514	69,497	63,538
Total lease expense		$23,523	$21,534	$69,673	$63,691

Other Information:
Weighted-average remaining lease term - operating leases				5.54 years	3.70 years
Weighted-average discount rate - operating leases				3.69%	3.94%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases				$68,614	$62,928

ROLLINS, INC. AND SUBSIDIARIES

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options as of September 30, 2021 were as follows:

(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$22,994
2022	79,411
2023	59,682
2024	35,874
2025	20,329
2026	13,495
Thereafter	52,667
Total Future Minimum Lease Payments	284,452
Less: Amount representing interest	30,387
Total future minimum lease payments, net of interest	$254,065

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $161.3 million for building leases and $123.2 million for vehicle leases. As of September 30, 2021, the Company had additional future obligations of $4.3 million for leases that had not yet commenced.

NOTE 10.GOODWILL AND INTANGIBLE ASSETS

The cumulative carrying amount of goodwill was $665.6 million and $653.2 million as of September 30, 2021 and December 31, 2020, respectively. Goodwill generally changes due to acquisitions, the finalization of allocation of purchase prices of previous acquisitions and foreign currency translations. During the nine months ended September 30, 2021, goodwill increased $15.5 million due to acquisitions and decreased $3.1 million due to foreign currency translation. The carrying amount of goodwill in foreign countries was $78.6 million as of September 30, 2021 and $81.4 million as of December 31, 2020.

The Company completed its most recent annual impairment analysis as of September 30, 2021. Based upon the results of this analysis, the Company concluded that no impairment of its goodwill or other intangible assets was indicated.

The carrying amount of customer contracts was $284.4 million and $298.9 million as of September 30, 2021, and December 31, 2020, respectively. The carrying amount of trademarks and tradenames was $108.2 million and $109.0 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets was $9.9 million and $10.8 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of customer contracts in foreign countries was $40.2 million and $45.7 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of trademarks and tradenames in foreign countries was $2.9 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount of other intangible assets in foreign countries was $0.7 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES

The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2021 (in thousands):

		Useful Life
	Carrying Value	in Years
Amortizable intangible assets:
Customer contracts	$284,393	3-20
Trademarks and tradenames	6,493	7-20
Non-compete agreements	4,316	3-20
Patents	1,441	3-15
Other assets	512	10
Total amortizable intangible assets	297,155
Indefinite-lived intangible assets:
Trademarks and tradenames	101,738
Internet domains	2,227
Other assets	1,418
Total indefinite-lived intangible assets	105,383
Total customer contracts and other intangible assets	$402,538

NOTE 11.DEBT

In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). Both the Revolving Commitment and the Term Loan (“Credit Facility”) have five-year terms commencing on April 29, 2019. In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty. As of September 30, 2021, the Company had outstanding borrowings of $53 million under the Term Loan and $15 million under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of September 30, 2021 was 0.835%. The effective interest rate is comprised of the 1-month LIBOR plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2020, the Revolving Commitment had outstanding borrowings of $67.0 million and the Term Loan had outstanding borrowings of $136.0 million. The Credit Agreement includes a debt covenant that requires the Company’s leverage ratio to be no greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2021.

NOTE 12.STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2021, the Company paid $119.7 million, or $0.24 per share, in cash dividends compared to $91.7 million, or $0.19 per share, during the same period in 2020.

During the third quarter ended September 30, 2021 and during the same period in 2020, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.3 million for the quarter ended September 30, 2021, and $10.6 million and $8.1 million during the nine-month period ended September 30, 2021 and 2020 respectively. The Company did not repurchase shares for the payment of taxes on vested shares during the quarter ended September 30, 2020.

ROLLINS, INC. AND SUBSIDIARIES

As more fully discussed in Note 17 of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. The Company issues new shares from its authorized but unissued share pool. As of September 30, 2021, approximately 6.6 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Time lapse restricted stock:
Pre-tax compensation expense	$3,920	$10,511	$11,762	$18,151
Tax benefit	(1,025)	(1,180)	(2,950)	(3,117)
Restricted stock expense, net of tax	$2,895	$9,331	$8,812	$15,034

According to the Employee Stock Incentive Plan, restricted shares automatically vest upon the death of an employee holding the unvested shares. The pre-tax compensation expense was higher for the quarter and nine months ended September 30, 2020 due to the accelerated vesting of unvested restricted shares held by the Company’s Chairman of the Board, R. Randall Rollins, who passed away in August, 2020.

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2021:

		Weighted
		Average
	Number of	Grant-Date
(number of shares in thousands)	Shares	Fair Value
Unvested Restricted Stock at December 31, 2020	2,870	$20.36
Forfeited	(56)	24.80
Vested	(851)	16.62
Granted	778	37.04
Unvested Restricted Stock at September 30, 2021	2,741	$26.16

As of September 30, 2021 and December 31, 2020, the Company had $56.4 million and $40.5 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 3.8 years, respectively.

NOTE 13.PENSION PLANS

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan. As of September 30, 2021, $1.1 million of Rollins, Inc. pension assets remained in the trust with a planned reversion of the remaining pension assets to the Company per ERISA regulations before year end. The Company anticipates tax of approximately 45% of the pension plan assets to be paid upon reversion, which includes the 20% excise tax. In addition, the Company has a remaining Waltham, Inc. defined benefit plan. This plan had assets of $2.3 million, a projected liability of $3.0 million and an unfunded status of $0.7 million as of September 30, 2021. The Company has made $0.1 million in employer contributions to its remaining defined benefit retirement plan in 2021.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 14.BUSINESS COMBINATIONS

The Company made 26 acquisitions during the nine-month period ended September 30, 2021, and 31 acquisitions for the year ended December 31, 2020. For the 26 acquisitions completed through September 30, 2021, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30, 2021
Accounts receivable, net	$1,013
Materials and supplies	231
Equipment and property	2,352
Goodwill	15,520
Customer contracts	25,450
Trademarks & tradenames	200
Other intangible assets	143
Current liabilities	(362)
Other assets and liabilities, net	234
Total consideration paid	$44,781
Less: Contingent consideration liability	(5,089)
Total cash purchase price	$39,692

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the period ended September 30, 2021, $15.5 million of goodwill was added related to the 26 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes.

NOTE 15.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.94% per annum on the notional amount. The notional amounts as of September 30, 2021 and December 31, 2020 were $10.0 million and $40.0 million, respectively. The cash flows from the swap began June 30, 2019 and end on December 31, 2021. As of December 31, 2020, $0.4 million had been recorded as a loss in Accumulated Other Comprehensive Income (“AOCI”). For the nine months ended September 30, 2021, a gain of $0.4 million was recorded in AOCI, compared to a loss of $0.3 million for the nine months ended September 30, 2020. Realized gains and losses in connection with each required interest payment are reclassified from AOCI to interest expense during the period of the cash flows. During the quarter and nine months ended September 30, 2021, the Company reclassified into interest expense $0.1 million and $0.4 million, respectively. The fair value of the Company’s interest rate swaps was recorded as $0.0 million in Other Current Liabilities

ROLLINS, INC. AND SUBSIDIARIES

as of September 30, 2021. The fair value of the Company’s interest rate swaps was recorded as $0.2 million in Long-Term Liabilities as of December 31, 2020. On a quarterly basis, management evaluates our swap agreement to determine its effectiveness or ineffectiveness and records the change in fair value as an adjustment to AOCI. Management intends that the swap remains effective.

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and AUD-USD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to net losses of $0.1 million for the quarters ended September 30, 2021 and 2020, and net losses of $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The fair values of the Company’s FX Forwards were recorded as net obligations of $0.0 million and $0.4 million in Other Current Liabilities as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary

	Number of	Sell	Buy
FX Forward Contracts	Instruments	Notional	Notional
Sell AUD/Buy USD Fwd Contract	9	$900	$661
Sell CAD/Buy USD Fwd Contract	9	9,500	7,492
Total	18		$8,153

The financial statement impact related to these derivative instruments was insignificant for the nine months ended September 30, 2021 and year ended December 31, 2020.

NOTE 16.SUBSEQUENT EVENTS

On October 26, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share plus a special year-end dividend of $0.08 per share with both payable on December 10, 2021 to stockholders of record at the close of business on November 10, 2021.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cyber Incident:

In October 2021, a third-party information technology Managed Service Provider (“MSP”) of the Company was the target of a cyber incident (the “Incident”) resulting in the shutdown of the Company’s third-party Customer Relationship Management software used by certain of our subsidiaries whose aggregate annual revenues comprise less than 11% of our total revenues. Upon notice of the Incident from the MSP, the Company immediately initiated its incident response protocols. To date, the impacted subsidiaries have generally restored operations with no known material day-to-day impact to their ability to provide normal service to customers and there has been no known indication that the information of customers or employees was compromised as a result of the Incident. At this time, the Company does not believe that the Incident will have a material adverse effect on its business, results of operation or financial condition; however, the Company is continuing to monitor this ongoing situation and cannot predict the outcome at this time.

COVID-19:

The global spread and unprecedented impact of the COVID-19 pandemic (“COVID-19”) continues to create significant volatility, uncertainty and economic disruption around the world. In 2020, the pest control industry was designated as “essential” by the Department of Homeland Security. The Company has been able to remain operational in every part of the world in which it operates. With the availability of vaccinations, many COVID-19 restrictions have been lifted; however, public hesitancy regarding the vaccinations and the continued spread of COVID-19, may result in additional restrictions and mandates being imposed. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers. We do not know when, or if, it will become practical to relax or eliminate some or all of these measures entirely as there is no guarantee that COVID-19 will be fully contained.

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the uncertainty surrounding the global economic impact of COVID-19. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

ROLLINS, INC. AND SUBSIDIARIES

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

Revenues for the third quarter ended September 30, 2021 increased $66.5 million, or 11.4%, to $650.2 million compared to $583.7 million for the third quarter ended September 30, 2020.  Approximately 2.2 percentage points of the 11.4% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 9.2 percentage points.

The Company has three primary service offerings: residential pest control, commercial pest control, and termite, including ancillary services. During the third quarter ended September 30, 2021, residential pest control approximated 47% of the Company’s revenues, commercial pest control revenue approximated 34% of the Company’s revenues, and termite and ancillary service revenue approximated 18% of the Company’s revenues.

Comparing the third quarter of 2021 to the third quarter of 2020, the Company’s commercial pest control revenue increased 9.6% partially due to the lifting of many COVID restrictions. Demand for our residential pest control service offerings also continues to grow. With many people working from or confined to their homes, the awareness of unwanted pests has helped contribute to our growth in residential service revenues. Comparing the third quarter of 2021 to the third quarter of 2020, residential pest control revenue grew 11.7%. Termite and ancillary services revenue grew 15.0%.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2021	2020	2019
First Quarter	$535,554	$487,901	$429,069
Second Quarter	638,204	553,329	523,957
Third Quarter	650,199	583,698	556,466
Fourth Quarter	—	536,292	505,985
Year to date	$1,823,957	$2,161,220	$2,015,477

Cost of Services Provided

Cost of services provided for the third quarter ended September 30, 2021 increased $30.0 million, or 10.9%, to $305.5 million, compared to $275.5 million for the third quarter of the prior year. Gross margin for the third quarter of 2021 was 53.0%, up 0.2 percentage points from 52.8% for the third quarter of 2020. The $30.0 million increase in cost of services provided was driven primarily by the following:

●	Increased service salaries due to increased headcount and average pay increases;
●	Increased fleet expenses due to higher fuel costs and lease expense; and
●	Increased travel costs due to the lifting of some COVID-19 restrictions.

ROLLINS, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense for the third quarter ended September 30, 2021 increased $1.2 million to $23.6 million, an increase of 5.4% from the same period in the prior year primarily due to a $1.4 million increase in amortization of customer contracts related to acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the third quarter ended September 30, 2021 increased $26.3 million, or 15.6%, to $194.3 million, compared to $168.0 million for same period in the prior year. As a percentage of revenues, sales, general and administrative expenses increased to 29.9% compared to 28.8% for the third quarter ended September 30, 2020. The following factors contributed to the increase:

●	The donation of certain excess personal protection equipment;
●	An increase in casualty claim and legal accruals; and
●	Increased fleet expenses primarily due to higher fuel costs.

Interest Expense, Net

Net interest expense for the third quarter ended September 30, 2021 was $0.2 million compared to $0.9 million for the same period last year. The change was driven primarily by the lower average debt balance in 2021 compared to the same quarter in 2020.

Income Taxes

The effective tax rate was 26.1% for the third quarter ended September 30, 2021 compared to 26.9% for the third quarter ended September 30, 2020. The rate is lower in the current year due to the decrease in the amount of foreign withholding tax relative to an increase in pretax income coupled with the limited tax deductibility of accelerated stock vesting last year.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

Revenues for the nine months ended September 30, 2021 increased $199.0 million or 12.2% to $1.824 billion compared to $1.625 billion for the nine months ended September 30, 2020. Approximately 2.7 percentage points of the 12.2% increase in revenues came from acquisitions, while growth in customers and pricing made up the remaining 9.5 percentage points. Revenues were positively impacted by currency translation during the nine months ended September 30, 2021 by 0.6%.

During the nine months ended September 30, 2021, residential pest control approximated 46% of the Company’s revenues, commercial pest control revenue approximated 34% of the Company’s revenues, and termite and ancillary service revenue approximated 19% of the Company’s revenues. Comparing the first nine months of 2021 to the first nine months of 2020, the Company’s commercial pest control revenue increased 9.8%, residential pest control revenue grew 13.2%, and termite and ancillary services revenue grew 14.6%.

Cost of Services Provided

Cost of services provided for the nine months ended September 30, 2021 increased $82.6 million, or 10.6%, to $864.9 million, compared to $782.2 million for the nine months ended September 30, 2020. Gross margin for the first nine months

ROLLINS, INC. AND SUBSIDIARIES

of 2021 was 52.6%, up 0.7 percentage points from 51.9% for the first nine months of 2020. The change in cost of services provided was driven by the following:

●	Increased service salaries as a percentage of revenues due to increased headcount and average pay increases;
●	Increased fleet expenses due to higher fuel costs and lease expense; and
●	Increased materials costs due to the write-down of unused personal protection equipment.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2021 increased $4.6 million to $70.5 million, an increase of 7.0% from the same period in the prior year. Depreciation increased $0.8 million primarily due to acquisitions and equipment purchases while amortization of intangible assets increased $3.8 million due to the amortization of customer contracts from several acquisitions.

Sales, General and Administrative

Sales, general and administrative expenses for the nine months ended September 30, 2021 increased $42.8 million or 8.6%, to $540.0 million, compared to $497.1 million for the same period in the prior year. As a percentage of revenues, sales general and administrative expenses decreased to 29.6% of revenues compared to 30.6% of revenues in the prior year. The following factors contributed to expenses growing slower than revenue growth:

●	Administrative salary and benefit savings;
●	Lower provision for expected credit losses with pandemic outlook improving; and
●	Reduced telephone expenses due to improved contract terms and canceling unused cellular lines.

Gain/loss on sale of assets, net

During the nine months ended September 30, 2021, the Company recognized a gain of $33.6 million compared to a loss of $0.6 million in the prior year. The current year gain is primarily related to multiple sale-leaseback transactions where the Company sold 17 of its Clark Pest Control acquisition properties.

Interest Expense, Net

Net interest expense for the first nine months ended September 30, 2021 was $1.3 million compared to $4.5 million for the same period last year. The decrease was primarily driven by the lower average debt balance in 2021 compared to the same period in 2020.

Income Taxes

The effective tax rate was 25.1% for the nine months ended September 30, 2021 compared to 26.0% for the nine months ended September 30, 2020. The rate is lower in the current year due to the decrease in the amount of foreign withholding tax relative to an increase in pretax income coupled with the limited tax deductibility of accelerated stock vesting last year.

ROLLINS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, other short-term investments and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. The Company’s operating activities generated net cash of $298.9 million and $340.6 million for the nine months ended September 30, 2021 and 2020, respectively. During the third quarter of 2021, the Company paid the employer-only payroll taxes that were deferred under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) which was signed into law on March 27, 2020. The CARES Act tax deferrals in 2020 and payments in 2021 are the primary drivers for the decline in net cash from operating activities.

The Company invested approximately $20.0 million in capital expenditures, exclusive of expenditures for business acquisitions, during the nine months ended September 30, 2021, compared to $17.7 million during the same period in 2020. Capital expenditures for the nine months ended September 30, 2021 consisted primarily of the purchase of operating equipment replacements and technology-related projects. During the nine months ended September 30, 2021, the Company made expenditures for acquisitions totaling $39.7 million, compared to $79.9 million during the same period in 2020.

A total of $119.7 million was paid in cash dividends (an aggregate $0.24 per share) during the nine-month period ended September 30, 2021, compared to $91.7 million paid in cash dividends (an aggregate of $0.19 per share) during the same period in 2020. On October 26, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share plus a special year-end dividend of $0.08 per share with both payable December 10, 2021 to stockholders of record at the close of business November 10, 2021, to be funded with existing cash balances and available facilities. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

The Company did not repurchase shares of its common stock on the open market during the first nine months of 2021 nor during the same period in 2020. The Company has had a buyback program in place for a number of years and has purchased shares when it felt the opportunity was desirable. The Board authorized the purchase of 16.9 million additional shares of the Company’s common stock in July 2012. These authorizations enable the Company to continue the purchase of Company common stock when appropriate, which is an important benefit resulting from the Company’s strong cash flows. The stock buy-back program has no expiration date. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $10.6 million and $8.1 million of common stock for the first nine months ended September 30, 2021 and 2020, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s balance sheet as of September 30, 2021 and December 31, 2020 includes short-term unearned revenues of $151.6 million and $131.3 million, respectively, representing approximately 6% of its trailing twelve-month revenue as of each respective balance sheet date. This represents cash paid to the Company by its customers in advance of services that will be recognized over the next twelve months. The Company’s total cash and cash equivalents of $117.7 million as of September 30, 2021 is held at various banking institutions. Approximately $79.5 million is held in cash accounts at foreign bank institutions and the remaining balance is primarily held in non-interest-bearing accounts at various domestic banks. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through acquisitions of unrelated companies, reinvestment of foreign deposits and future earnings. Repatriation of cash from the Company’s foreign subsidiaries is not a part of the Company’s current business plan. The Company maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits.

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

As previously disclosed, the SEC is conducting an investigation which we believe is primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2015 and the impact of those accruals and reserves on reported earnings per share.  The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and that investigation is being supplemented as previously reported.  To date the internal investigation findings include certain inadequately supported journal entries and certain other errors, all primarily related to the Company’s reserve and accrual accounting, which the Company has determined were individually and in the aggregate immaterial to the impacted quarterly and annual financial statements. As previously disclosed in the Company’s 2020 Form 10-K, based on the results of the internal investigation, it was determined that there was a significant deficiency in the Company’s internal controls relating to the documentation and review of accounting entries for certain reserves and accruals, which was remediated as of December 31, 2020 and as discussed below.  The supplemental investigation regarding the assertions described in the Current Report on Form 8-K furnished to the SEC on July 28, 2021 is ongoing.  The Company continues to believe that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

The Company is continuing to cooperate fully with the SEC investigation and has initiated discussions with the SEC staff regarding a potential resolution of the investigation.  In accordance with the accounting guidance in ASC 450, “Contingencies,” and based on the findings described above and other information, the Company recorded an accrual related to this matter in the third quarter of 2021, which is reflected in other current liabilities in our condensed consolidated statements of financial position. We cannot predict the outcome of the SEC investigation and it is possible that the ultimate amount of any potential liability could be different from the amount accrued.

As previously disclosed in the Company’s 2020 Form 10-K, in connection with the SEC investigation, the Company reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation, including those related to management’s judgments and estimates.

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

ROLLINS, INC. AND SUBSIDIARIES

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business and financial results of Rollins, Inc. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2020 (the “2020 Annual Report”), the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition:

●	the Company’s belief that its accounting estimates and assumptions, financial condition and results of operations may change materially in future periods in response to the COVID-19 pandemic;
●	the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, which could have a material adverse effect on our business, financial condition and results of operations;
●	the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;
●	the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;
●	risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $250.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;
●	the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2021;
●	the Company’s expectation that it will continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors;
●	the Company’s ability to continue the purchase of Company common stock when appropriate;
●	risks related to the Company’s ability to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan;
●	the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 4.1 years;
●	the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;

ROLLINS, INC. AND SUBSIDIARIES

●	the Company’s intention that its floating-to-fixed interest rate swap for an initial aggregate notional amount of $100.0 million ($10.0 million as of September 30, 2021) in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility remains effective;
●	the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;
●	the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits;
●	the Company’s belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations;
●	the Company’s belief that the ongoing SEC investigation is primarily focused on how it established accruals and reserves at period-ends and the impact of those accruals and reserves on reported earnings per share, and the Company’s inability to predict the outcome of the SEC investigation, or the possibility that the ultimate amount of the potential liability could be different from the amount accrued under ASC 450;
●	the Company’s belief, after consultation with the Audit Committee and independent counsel, that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods under SEC investigation fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended;
●	actions taken by our franchisees, subcontractors or vendors that may harm our business;
●	exposure of certain market risks in the ordinary course of our business, including fluctuation in interest rates and foreign currency exchange fluctuations;
●	risks related to changes in industry practices or technologies;
●	significant disruption in, or breach in security of our information technology systems or one of our third-party IT providers, and resultant interruptions in service or the loss of functionality of critical systems through ransomware or other malware, and any related impact on our reputation;
●	the Company’s belief that the October 2021 cyber Incident will not have a material adverse effect on its business, results of operation or financial condition;
●	risks related to the level of success of the Company’s termite processes and pest control selling and treatment methods;
●	damage to our brands or reputation;
●	our ability to protect our intellectual property and other proprietary rights;
●	the Company’s ability to identify and successfully integrate potential acquisitions;
●	climate and weather conditions;

ROLLINS, INC. AND SUBSIDIARIES

●	competitive factors and pricing practices;
●	our ability to attract and retain skilled workers, and potential increases in labor costs;
●	risks related to legal, regulatory and risk management matters including risks related to the ongoing SEC investigation; and
●	the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, the Company maintained an investment portfolio included in cash and cash equivalents subject to short-term interest rate risk exposure; and other short-term investments included in other current assets. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $250.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 15 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in interest and foreign exchange rates. The Company believes that this interest and foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ITEM 4.CONTROLS AND PROCEDURES

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

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2021 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

Management’s quarterly evaluation identified no changes in our internal control over financial reporting during the third quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.Legal Proceedings

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

As previously disclosed, the SEC is conducting an investigation which we believe is primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2015 and the impact of those accruals and reserves on reported earnings per share.  The Company’s Audit Committee retained independent counsel to conduct an internal investigation into matters related to the SEC investigation and that investigation is being supplemented as previously reported.  To date the internal investigation findings include certain inadequately supported journal entries and certain other errors, all primarily related to the Company’s reserve and accrual accounting, which the Company has determined were individually and in the aggregate immaterial to the impacted quarterly and annual financial statements. As previously disclosed in the Company’s 2020 Form 10-K, based on the results of the internal investigation, it was determined that there was a significant deficiency in the Company’s internal controls relating to the documentation and review of accounting entries for certain reserves and accruals, which was remediated as of December 31, 2020 and as discussed below.  The supplemental investigation regarding the assertions described in the Current Report on Form 8-K furnished to the SEC on July 28, 2021 is ongoing.  The Company continues to believe that its financial statements filed with the SEC on Forms 10-K and 10-Q for the relevant periods fairly present in all material respects its financial condition, results of operations and cash flows as of their respective balance sheet dates and for the periods then ended.

The Company is continuing to cooperate fully with the SEC investigation and has initiated discussions with the SEC staff regarding a potential resolution of the investigation.  In accordance with the accounting guidance in ASC 450, “Contingencies,” and based on the findings described above and other information, the Company recorded an accrual related to this matter in the third quarter of 2021, which is reflected in other current liabilities in our condensed consolidated statements of financial position. We cannot predict the outcome of the SEC investigation and it is possible that the ultimate amount of any potential liability could be different from the amount accrued.

As previously disclosed in the Company’s 2020 Form 10-K, in connection with the SEC investigation, the Company  reevaluated and strengthened its internal controls over financial reporting, including improving processes and procedures and supporting documentation, including those related to management’s judgments and estimates.

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

Item 1A.Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Shares repurchased by Rollins during the third quarter ended September 30, 2021 were as follows:

			Total number of
		Weighted-	shares purchased as	Maximum number of
	Total number of	average	part of publicly	shares that may yet be
	shares	price paid	announced	purchased under the
Period	purchased (1)	per share	repurchases (2)	repurchase plan (2)
July 1 to 31, 2021	7,970	$35.43	—	11,415,625
August 1 to 31, 2021	—	—	—	11,415,625
September 1 to 30, 2021	708	37.25	—	11,415,625
Total	8,678	$35.58	—	11,415,625
(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares in the following amounts: July 2021: 7,970; August 2021: 0; and September 2021: 708.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

Item 6.Exhibits

(a)	Exhibits

	(3) (i)	(A) Restated Certificate of Incorporation of Rollins, Inc. dated July 28, 1981, incorporated herein by reference to Exhibit (3)(i)(A) as filed with the Registrant’s Form 10-Q filed August 1, 2005.

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

(H) Certificate of Amendment of Certificate of Incorporation of Rollins, Inc. dated April 27, 2021, incorporated by reference to Exhibit 3(i)(H) filed with the Registrant’s 10-Q filed on July 30, 2021.

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

ROLLINS, INC.
(Registrant)

Date: October 29, 2021	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Julie Bimmerman
Julie Bimmerman
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)