Form 10-Q
period 2022-03-31
ROLLINS INC
filed 2022-04-28
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Rollins, Inc. had 492,460,649 shares of its $1 par value Common Stock outstanding as of April 15, 2022.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF MARCH 31, 2022, AND DECEMBER 31, 2021

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$258,338	$105,301
Trade receivables, net of allowance for expected credit losses of $14,170 and $13,885, respectively	137,621	139,579
Financed receivables, short-term, net of allowance for expected credit losses of $1,236 and $1,463, respectively	26,631	26,152
Materials and supplies	29,062	28,926
Other current assets	44,860	52,422
Total current assets	496,512	352,380
Equipment and property, net of accumulated depreciation of $321,122 and $315,891, respectively	132,680	133,257
Goodwill	730,139	721,819
Customer contracts, net	318,806	325,929
Trademarks & tradenames, net	109,520	108,976
Other intangible assets, net	10,090	11,679
Operating lease right-of-use assets	241,043	244,784
Financed receivables, long-term, net of allowance for expected credit losses of $2,614 and $2,522, respectively	46,192	47,097
Other assets	46,161	34,949
Total assets	$2,131,143	$1,980,870
LIABILITIES
Accounts payable	$38,586	$44,568
Accrued insurance	37,724	36,414
Accrued compensation and related liabilities	76,291	97,862
Unearned revenues	156,516	145,122
Operating lease liabilities - current	74,463	75,240
Current portion of long-term debt	15,000	18,750
Other current liabilities	82,317	73,206
Total current liabilities	480,897	491,162
Accrued insurance, less current portion	32,218	31,545
Operating lease liabilities, less current portion	169,839	172,520
Long-term debt	280,783	136,250
Other long-term accrued liabilities	59,877	67,345
Total liabilities	1,023,614	898,822
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,460,649 and 491,911,087 shares issued and outstanding, respectively	492,461	491,911
Additional paid in capital	104,783	105,629
Accumulated other comprehensive loss	(13,874)	(16,411)
Retained earnings	524,159	500,919
Total stockholders’ equity	1,107,529	1,082,048
Total liabilities and stockholders’ equity	$2,131,143	$1,980,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUES
Customer services	$590,680	$535,554
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	295,378	261,552
Sales, general and administrative	178,785	162,208
Depreciation and amortization	24,847	23,596
Total operating expenses	499,010	447,356
OPERATING INCOME	91,670	88,198
Interest expense, net	568	606
Other income, net	(1,279)	(32,260)
CONSOLIDATED INCOME BEFORE INCOME TAXES	92,381	119,852
PROVISION FOR INCOME TAXES	19,936	27,209
NET INCOME	$72,445	$92,643
NET INCOME PER SHARE - BASIC AND DILUTED	$0.15	$0.19
Weighted average shares outstanding - basic	492,213	492,003
Weighted average shares outstanding - diluted	492,325	492,003
DIVIDENDS PAID PER SHARE	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
NET INCOME	$72,445	$92,643
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,127	(421)
Unrealized loss on available for sale securities	(590)	—
Change in derivatives	—	163
Other comprehensive income (loss), net of tax	2,537	(258)
Comprehensive income	$74,982	$92,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands)

(unaudited)

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$500,919	$1,082,048
Net Income	—	—	—	—	72,445	72,445
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	3,127	—	3,127
Unrealized losses on available for sale securities	—	—	—	(590)	—	(590)
Cash dividends	—	—	—	—	(49,205)	(49,205)
Stock compensation	757	757	5,381	—	—	6,138
Employee stock buybacks	(207)	(207)	(6,227)	—	—	(6,434)
Balance at March 31, 2022	492,461	$492,461	$104,783	$(13,874)	$524,159	$1,107,529

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income	—	—	—	—	92,643	92,643
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(421)	—	(421)
Change in derivatives	—	—	—	163	—	163
Cash dividends	—	—	—	—	(39,389)	(39,389)
Stock compensation	768	768	3,153	—	—	3,921
Employee stock buybacks	(256)	(256)	(9,086)	—	—	(9,342)
Balance at March 31, 2021	492,124	$492,124	$95,824	$(11,155)	$412,142	$988,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$72,445	$92,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,847	23,596
Stock-based compensation expense	6,138	3,921
Provision for expected credit losses	4,257	2,686
Gain on sale of assets, net	(1,279)	(32,260)
Provision for deferred income taxes	2,046	(2,039)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(1,440)	471
Financing receivables	(707)	624
Materials and supplies	151	(2,011)
Other current assets	(3,629)	(4,604)
Accounts payable and accrued expenses	(16,934)	26,618
Unearned revenue	11,294	9,680
Other long-term assets and liabilities	(9,657)	161
Net cash provided by operating activities	87,532	119,486
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(13,223)	(16,978)
Capital expenditures	(7,995)	(7,826)
Proceeds from sale of assets	1,290	65,101
Other investing activities, net	—	(154)
Net cash (used in) provided by investing activities	(19,928)	40,143
FINANCING ACTIVITIES
Payment of contingent consideration	(3,051)	(4,926)
Borrowings under term loan	251,783	—
Borrowings under revolving commitment	11,000	3,500
Repayments of term loan	(4,000)	(21,000)
Repayments of revolving commitment	(118,000)	(70,500)
Payment of dividends	(49,205)	(39,389)
Cash paid for common stock purchased	(6,434)	(9,342)
Net cash provided by (used in) financing activities	82,093	(141,657)
Effect of exchange rate changes on cash	3,340	873
Net increase in cash and cash equivalents	153,037	18,845
Cash and cash equivalents at beginning of period	105,301	98,477
Cash and cash equivalents at end of period	$258,338	$117,322
Supplemental disclosure of cash flow information:
Cash paid for interest	$753	$663
Cash paid for income taxes, net	$11,962	$719
Non-cash additions to operating lease right-of-use assets	$17,937	$60,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.BASIS OF PREPARATION

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of SEC regulation S-X, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2021. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2021 Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, accrued insurance, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and financing receivable reserves, inventory valuation, employee benefit plans, income tax contingency accruals and valuation allowances, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding the global economic impact of COVID-19. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for future years. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

The Company operates as one reportable segment and the results of operations and its financial condition are not reliant upon any single customer.

NOTE 2.RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

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

Accounting standards issued but not yet adopted

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this Update eliminate the accounting guidance for troubled

ROLLINS, INC. AND SUBSIDIARIES

debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.ACQUISITIONS

The Company made 8 acquisitions during the three-month period ended March 31, 2022, and 39 acquisitions for the year ended December 31, 2021. For the 8 acquisitions completed through March 31, 2022, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31, 2022
Accounts receivable, net	$88
Materials and supplies	149
Equipment and property	1,148
Goodwill	4,455
Customer contracts	8,165
Trademarks & tradenames	2
Other intangible assets	405
Current liabilities	(30)
Other assets and liabilities, net	17
Total consideration paid	$14,399
Less: Contingent consideration liability	(1,176)
Total cash purchase price	$13,223

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the period ended March 31, 2022, $4.5 million of goodwill was added related to the 8 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary until the Company obtains final information regarding these fair values.

NOTE 4.REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed on the following table.

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
United States	$546,460	$494,100
Other countries	44,220	41,454
Total Revenues	$590,680	$535,554

ROLLINS, INC. AND SUBSIDIARIES

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Residential revenue	$259,259	$235,179
Commercial revenue	205,787	188,697
Termite completions, bait monitoring, & renewals	119,706	105,694
Franchise revenues	3,737	3,459
Other revenues	2,191	2,525
Total Revenues	$590,680	$535,554

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three months ended March 31, 2022 and 2021 was $49.9 million and $45.8 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Beginning balance	$168,607	$149,224
Deferral of unearned revenue	61,635	55,379
Recognition of unearned revenue	(49,909)	(45,837)
Ending balance	$180,333	$158,766

As of March 31, 2022, and December 31, 2021, the Company had long-term unearned revenue of $23.8 million and $18.4 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2032.

NOTE 5.ALLOWANCE FOR CREDIT LOSSES

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

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written-off against

ROLLINS, INC. AND SUBSIDIARIES

the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2022 and 2021 (in thousands).

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	3,204	1,054	4,258
Write-offs charged against the allowance	(4,248)	(1,189)	(5,437)
Recoveries collected	1,329	—	1,329
Balance at March 31, 2022	$14,170	$3,850	$18,020

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	1,865	821	2,686
Write-offs charged against the allowance	(4,099)	(682)	(4,781)
Recoveries collected	1,111	—	1,111
Balance at March 31, 2021	$15,731	$3,370	$19,101

NOTE 6.GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in goodwill during the three months ended March 31, 2022 and the twelve months ended December 31, 2021:

Goodwill (in thousands):
Balance at December 31, 2020	$653,176
Additions	69,264
Adjustments due to currency translation	(621)
Balance at December 31, 2021	721,819
Additions	4,455
Measurement adjustments	2,572
Adjustments due to currency translation	1,293
Balance at March 31, 2022	$730,139

The carrying amount of goodwill in foreign countries was $83.3 million as of March 31, 2022 and $82.1 million as of December 31, 2021.

The Company completed its most recent annual impairment analysis as of September 30, 2021. Based upon the results of this analysis, the Company concluded that no impairment of its goodwill or other intangible assets was indicated.

ROLLINS, INC. AND SUBSIDIARIES

The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
		Accumulated	Carrying		Accumulated	Carrying	Useful Life
	Gross	Amortization	Value	Gross	Amortization	Value	in Years
Amortizable intangible assets:
Customer contracts	$557,164	$(238,358)	$318,806	$551,277	$(225,348)	$325,929	3-20
Trademarks and tradenames	12,904	(6,783)	6,121	12,784	(6,492)	6,292	7-20
Non-compete agreements	13,362	(6,364)	6,998	13,125	(5,573)	7,552	3-20
Patents	6,946	(6,502)	444	6,946	(5,509)	1,437	3-15
Other assets	2,217	(1,796)	421	2,150	(1,687)	463	10
Total amortizable intangible assets	$592,593	$(259,803)	332,790	$586,282	$(244,609)	341,673
Indefinite-lived intangible assets:
Trademarks and tradenames			103,399			102,684
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			105,626			104,911
Total customer contracts and other intangible assets			$438,416			$446,584

The carrying amount of customer contracts in foreign countries was $40.9 million and $42.1 million as of March 31, 2022 and December 31, 2021, respectively. The carrying amount of trademarks and tradenames in foreign countries was $2.8 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively. The carrying amount of other intangible assets in foreign countries was $0.6 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.

Amortization expense related to intangible assets was $15.1 million and $13.1 million for the three months ended March 31, 2022 and 2021, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of March 31, 2022 are as follows:

(in thousands)
2022 (excluding the three months ended March 31, 2022)	$44,867
2023	55,441
2024	51,857
2025	42,806
2026	38,422

NOTE 7.LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership and to maximize working capital utilization. The Company elected the practical expedient approach permitted under ASC 842 not to include short-term leases with a duration of 12 months or less on the balance sheet. As of March 31, 2022, and December 31, 2021, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of

ROLLINS, INC. AND SUBSIDIARIES

contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

During the three months ended March 31, 2021, the Company completed multiple sale-leaseback transactions where it sold 16 of its properties related to the Clark Pest Control acquisition for gross proceeds of $62.1 million and a pre-tax gain of $31.1 million, which is included as Other income, net on the income statement. These leases are classified as operating leases with terms of 7 to 15 years.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

		Three Months Ended March 31,
(in thousands, except Other Information)
Lease Classification	Financial Statement Classification	2022	2021
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$26	$60
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	24,023	22,634
Total lease expense		$24,049	$22,694

Other Information:
Weighted-average remaining lease term - operating leases		5.5 years	5.7 years
Weighted-average discount rate - operating leases		3.54%	3.85%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$23,758	$22,457

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options as of March 31, 2022 were as follows:

Operating
(in thousands)
2022 (excluding the three months ended March 31, 2022)	$62,839
2023	67,440
2024	43,519
2025	26,295
2026	16,493
2027	12,119
Thereafter	44,593
Total Future Minimum Lease Payments	273,298
Less: Amount representing interest	28,996
Total future minimum lease payments, net of interest	$244,302

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $163.3 million for building leases and $110.0 million for vehicle leases. As of March 31, 2022, the Company had additional future obligations of $9.5 million for leases that had not yet commenced.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 8.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, financed and notes receivable, accounts payable, other short-term liabilities, and debt. The carrying amounts of these financial instruments approximate their respective fair values. The Company also has derivative instruments as further discussed in Note 10. Derivative Instruments and Hedging Activities.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

As of March 31, 2022, and December 31, 2021, we had investments in international bonds of $13.0 million and $12.6 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At December 31, 2021, the entire investment was recorded in other current assets. At March 31, 2022, management reassessed their intentions on the investment and $0.5 million was included in other current assets and $12.5 million was included in other assets. The bonds are recorded at fair market value with unrealized losses of $0.6 million included in other comprehensive income during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had $23.4 million and $25.2 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Beginning balance	$25,156	$35,744
New acquisitions and revaluations	1,176	2,067
Payouts	(3,051)	(4,926)
Interest on outstanding contingencies	126	279
Charge offset, forfeit and other	(8)	(188)
Ending balance	$23,399	$32,976

NOTE 9.DEBT

In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). On January 27, 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement with Truist Bank and Bank of America, N.A whereby additional term loans in an aggregate principal amount of $252.0 million were advanced to the Company. The Amendment also replaced LIBOR as the benchmark interest rate for borrowings with the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) and reset the amortization schedule for all term loans under the Credit Agreement. The maturity of all loans made under the Credit Agreement prior to the Amendment remains unchanged at April 29, 2024 and all other terms of the Credit Agreement remain unchanged in all material respects. Subsequent to the Amendment, the aggregate outstanding principal balance of all term loans under the Credit Agreement was $300.0 million (consisting of an outstanding principal balance of the initial term loan in the amount of $48.0 million and the additional $252.0 million term loan borrowing made). In addition, the Credit Agreement has provisions to extend the term of the Revolving

ROLLINS, INC. AND SUBSIDIARIES

Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty.

As of March 31, 2022, the Company had outstanding borrowings of $295.8 million under the Term Loan. The aggregate effective interest rate on the debt outstanding as of March 31, 2022 was 0.871%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of March 31, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims.

In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The Leverage Ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2022.

NOTE 10.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to net losses of $0.1 million and $0.3 million for the quarters ended March 31, 2022 and 2021, respectively. The fair values of the Company’s FX Forwards were recorded as net obligations of $0.2 million and $0.0 million in Other Current Liabilities as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary

	Number of	Sell	Buy
FX Forward Contracts	Instruments	Notional	Notional
Sell AUD/Buy USD Fwd Contract	20	$3,200	$2,356
Sell CAD/Buy USD Fwd Contract	20	20,000	15,826
Total	40		$18,182

ROLLINS, INC. AND SUBSIDIARIES

NOTE 11.CONTINGENCIES

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

As previously disclosed, the Securities and Exchange Commission (the “SEC”) conducted an investigation primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2016 through December 31, 2018 and the impact of certain adjustments to those accruals and reserves on reported earnings per share, specifically, in the first quarter of 2016 and the second quarter of 2017 (the “SEC Investigation”).  The Company previously disclosed that it had reached a settlement with the SEC, which was publicly announced on April 18, 2022.  Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and paid an $8.0 million civil penalty, which was accrued in the third and fourth quarters of 2021. During the first quarter of 2022, the Company placed the $8.0 million in escrow for this settlement. This amount is included in cash and cash equivalents in the condensed consolidated statements of financial position. The settlement resolves the SEC Investigation, and there will be no restatement of the Company’s historical financial results related to this investigation.

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

NOTE 12.PENSION PLANS

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan and during 2021, all remaining assets were reverted to the Company per ERISA regulations. The Company continues to sponsor its Waltham, Inc. defined benefit plan. This plan had assets of $2.2 million, a projected liability of $2.9 million and an unfunded status of $0.7 million as of March 31, 2022. The Company has not made any employer contributions to its Waltham defined benefit retirement plan in 2022.

NOTE 13.STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2022, the Company paid $49.2 million, or $0.10 per share, in cash dividends compared to $39.4 million, or $0.08 per share, during the same period in 2021.

During the first quarter ended March 31, 2022 and during the same period in 2021, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $6.4 million and $9.3 million for the quarters ended March 31, 2022 and 2021, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2021 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. Beginning with the 2022 grant, restricted shares vest in 20 percent increments over five years from the date of the grant. Prior grants vest over

ROLLINS, INC. AND SUBSIDIARIES

six years from the date of grant. The Company issues new shares from its authorized but unissued share pool. As of March 31, 2022, approximately 5.9 million shares of the Company’s common stock were reserved for issuance.

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Time lapse restricted stock:
Pre-tax compensation expense	$6,138	$3,921
Tax benefit	(1,324)	(886)
Restricted stock expense, net of tax	$4,814	$3,035

The following table summarizes information on unvested restricted stock outstanding as of March 31, 2022:

		Weighted
		Average
	Number of	Grant-Date
(number of shares in thousands)	Shares	Fair Value
Unvested Restricted Stock at December 31, 2021	2,596	$26.26
Forfeited	(14)	25.52
Vested	(595)	19.39
Granted	771	29.70
Unvested Restricted Stock at March 31, 2022	2,758	$28.74

As of March 31, 2022, and December 31, 2021, the Company had $66.2 million and $65.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 4.1 years and 4.5 years, respectively.

NOTE 14.EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net income available to participating common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive equity.

A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Weighted-average outstanding common shares	489,616	489,123
Add participating securities:
Weighted-average time-lapse restricted awards	2,597	2,880
Total weighted-average shares outstanding - basic	492,213	492,003
Dilutive effect of restricted stock units	112	—
Weighted-average shares outstanding - diluted	492,325	492,003

ROLLINS, INC. AND SUBSIDIARIES

NOTE 15.INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded provision for income taxes of $19.9 million and $27.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate decreased to 21.6% in the first quarter of 2022 compared to 22.7% in 2021. The rate was lower due to a decrease in foreign taxes offset by a reduction in restricted stock benefits from 2021 to 2022.

As of March 31, 2022 and December 31, 2021, we had deferred income tax assets of $3.0 million and $2.9 million, respectively, included in other assets, and deferred income tax liabilities of $13.5 million and $13.3 million, respectively, included in other long-term accrued liabilities.

NOTE 16.SUBSEQUENT EVENTS

Employee Stock Purchase Plan

On April 26, 2022, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan (“ESPP” or “The Plan”) which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions. The ESPP is effective on April 26, 2022. All offering periods will be approximately 6 months and the option purchase price may be the lower of 90% of the closing price on the first trading day of the offering period or 90% of the closing price on the purchase date. The Company anticipates its first offering period to commence on July 1, 2022.

Quarterly Dividend

On April 26, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable on June 10, 2022 to stockholders of record at the close of business on May 10, 2022.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10 Q. The following discussion contains forward-looking statements that involve risks and uncertainties and reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K and Part II, Item 1A, “Risk Factors” and “Caution Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC.

GENERAL OPERATING COMMENTS

Revenues for the quarter increased 10.3% percent to $590.7 million compared to $535.6 million for the prior year. Income before income taxes decreased 22.9% to $92.4 million compared to $119.9 million the prior year. Net income decreased 21.8% to $72.5 million, with earnings per diluted share of $0.15 compared to $92.6 million, or $0.19 per diluted share for the prior year.

COVID-19

The global spread and unprecedented impact of the COVID-19 pandemic (“COVID-19”) has and continues to create uncertainty and economic disruption around the world. In 2020, the pest control industry was designated as “essential” by the Department of Homeland Security. The Company has been able to remain operational in every part of the world in which it operates. With the availability of vaccinations and a decrease in the prevalence of severe COVID cases, many COVID-19 restrictions have been lifted, including the mask mandate; however, public hesitancy regarding the vaccinations and the continued spread of COVID-19 and/or the emergence of additional COVID-19 variants may result in such restrictions and mandates being again imposed. We have been actively monitoring and will continue to monitor the evolving situation related to COVID-19 and may take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers. We do not know when, or if, it will become practical to eliminate all of these measures entirely as there is no guarantee that COVID-19 will be fully contained.

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding the global economic impact of COVID-19. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of COVID-19, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

ROLLINS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2022 COMPARED TO QUARTER ENDED MARCH 31, 2021

	Three Months Ended March 31,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
REVENUES
Customer services	$590,680	$535,554	55,126	10.3	100.0	100.0
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	295,378	261,552	33,826	12.9	50.0	48.8
Sales, general and administrative	178,785	162,208	16,577	10.2	30.3	30.3
Depreciation and amortization	24,847	23,596	1,251	5.3	4.2	4.4
Total operating expenses	499,010	447,356	51,654	11.5	84.5	83.5
OPERATING INCOME	91,670	88,198	3,472	3.9	15.5	16.5
Interest expense, net	568	606	(38)	(6.3)	0.1	0.1
Other income, net	(1,279)	(32,260)	30,981	(96.0)	(0.2)	(6.0)
CONSOLIDATED INCOME BEFORE INCOME TAXES	92,381	119,852	(27,471)	(22.9)	15.6	22.4
PROVISION FOR INCOME TAXES	19,936	27,209	(7,273)	(26.7)	3.4	5.1
NET INCOME	$72,445	$92,643	(20,198)	(21.8)	12.3	17.3

Revenue

Revenues for the first quarter ended March 31, 2022 were $590.7 million, an increase of $55.1 million, or 10.3%, from first quarter 2021 revenues of $535.6 million. Comparing 2022 to 2021, residential pest control revenue increased 10%, commercial pest control revenue increased 9% and termite and ancillary services grew 13%. The Company’s revenue mix for the first quarter ended March 31, 2022 consisted primarily of 44% residential pest control, 35% commercial pest control and 20% termite and ancillary revenues (such as moisture control, insulation, deck and gutter work). The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the first quarters ended March 31, 2022 and 2021, respectively.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2022	2021	2020
First Quarter	$590,680	$535,554	$487,901
Second Quarter	—	638,204	553,329
Third Quarter	—	650,199	583,698
Fourth Quarter	—	600,343	536,292
Year to date	$590,680	$2,424,300	$2,161,220

Cost of Services Provided

For the quarter ended March 31, 2022, cost of services provided increased $33.8 million, or 12.9%, compared to the quarter ended March 31, 2021. The increase was driven by increased people costs and materials and supplies due to the increase in revenues. Additionally, fleet costs increased mainly driven by an increase in fuel costs.

ROLLINS, INC. AND SUBSIDIARIES

Sales, General and Administrative

For the quarter ended March 31, 2022, sales, general and administrative (SG&A) expenses increased $16.6 million, or 10.2%, compared to the quarter ended March 31, 2021. The increases were driven by increased people costs due to the increase in revenues, partially offset by a decrease in advertising costs.

Depreciation and Amortization

For the quarter ended March 31, 2022, depreciation and amortization increased $1.3 million, or 5.3%, compared to the quarter ended March 31, 2021. The increase was due to the additional amortization from several acquisitions.

Other Income, Net

During the quarter ended March 31, 2022, other income decreased $31.0 million compared to the quarter ended March 31, 2021 due to the Company recognizing a $31.1 million gain in the prior year related to multiple sale-leaseback transactions where the Company sold and leased back properties that it acquired in 2019 with the Clark Pest Control acquisition.

Interest Expense, Net

Interest expense, net was $0.6 million for both quarters ended March 31, 2022 and 2021. The increase in the average debt balance for the quarter ended March 31, 2022 was offset by a decrease in weighted average interest rates.

Income Taxes

The Company’s effective tax rate decreased to 21.6% in the first quarter of 2022 compared to 22.7% in 2021. The rate was lower due to a decrease in foreign taxes offset by a reduction in restricted stock benefits from 2021 to 2022.

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

	Three months ended March 31,		Variance
(in thousands)	2022	2021	$	%
Net cash provided by operating activities	$87,532	$119,486	(31,954)	(26.7)
Net cash (used in) provided by investing activities	(19,928)	40,143	(60,071)	(149.6)
Net cash provided by (used in) financing activities	82,093	(141,657)	223,750	158.0
Effect of exchange rate on cash	3,340	873	2,467	282.6
Net increase in cash and cash equivalents	$153,037	$18,845

Cash Provided by Operating Activities

The Company’s operating activities generated net cash of $87.5 million and $119.5 million for the three months ended March 31, 2022 and 2021, respectively. The three months ending March 31, 2021 had higher than usual operating cash flows due to the $30.6 million benefit of deferred employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). Such deferral was included in accounts payable and accrued expenses at March 31, 2021 and was repaid during the third quarter of 2021.

ROLLINS, INC. AND SUBSIDIARIES

Cash Used in or Provided by Investing Activities

The Company’s investing activities used $19.9 million for the quarter ended March 31, 2022, and provided $40.1 million for the quarter ended March 31, 2021. The Company invested approximately $8.0 million in capital expenditures during 2022 compared to $7.8 million during 2021. Capital expenditures for the period consisted primarily of property purchases, equipment replacements and technology-related projects.  Cash paid for acquisitions totaled $13.2 million for the quarter ended March 31, 2022 as compared to $17.0 million for the quarter ended March 31, 2021. The expenditures for the Company’s acquisitions were funded through existing cash balances, borrowings on our line of credit, a term loan, and other operating cash flows. The quarter ended March 31, 2021 included approximately $65.1 million in cash proceeds from the sale of assets primarily related to the Clark Pest property sale leasebacks.

Cash Provided by or Used in Financing Activities

Cash provided by financing activities was $82.1 million during the quarter ended March 31, 2022 compared to cash used of $141.7 million in the prior year. Concurrent with the Amendment to our Credit Agreement, the Company borrowed $140.8 million during the quarter ended March 31, 2022, net of repayments, compared to net borrowings of $88.0 million during 2021. A total of $49.2 million was paid in cash dividends ($0.10 per share) during the quarter ended March 31, 2022 compared to $39.4 million in cash dividends paid ($0.08 per share) during the quarter ended March 31, 2021.

In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first three months of 2022 nor during the same period in 2021. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $6.4 million and $9.3 million of common stock for the quarter ended March 31, 2022 and 2021, respectively, from employees for the payment of taxes on vesting restricted shares. The acquisitions, capital expenditures, share repurchases and cash dividends were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating activities.

The Company’s $258.3 million of total cash at March 31, 2022 is primarily money market funds and cash held at various banking institutions. Approximately $86.1 million is held in cash accounts at international bank institutions and the remaining $172.2 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s international subsidiaries is not a part of the Company’s current business plan.

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business. In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at March 31, 2022 and expects to maintain compliance throughout 2022.

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its $175 million revolving credit facility and $300 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

LITIGATION

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating

ROLLINS, INC. AND SUBSIDIARIES

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

As previously disclosed, the Securities and Exchange Commission (the “SEC”) conducted an investigation primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2016 through December 31, 2018 and the impact of certain adjustments to those accruals and reserves on reported earnings per share, specifically, in the first quarter of 2016 and the second quarter of 2017 (the “SEC Investigation”).  The Company previously disclosed that it had reached a settlement with the SEC, which was publicly announced on April 18, 2022.  Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and paid an $8.0 million civil penalty, which was accrued in the third and fourth quarters of 2021.  The settlement resolves the SEC Investigation, and there will be no restatement of the Company’s historical financial results related to this investigation.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no changes to the Company’s critical accounting estimates since the filing of its Form 10-K for the year ended December 31, 2021.

ROLLINS, INC. AND SUBSIDIARIES

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc.  We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking statements include, but are not limited to, statements regarding:

●	the Company’s belief that its accounting estimates and assumptions, financial condition and results of operations may change materially in future periods in response to the COVID-19 pandemic;
●	the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, either alone or in the aggregate, which could have a material adverse effect on our business, results of operations or liquidity, financial condition and results of operations;
●	the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;
●	the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;
●	risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $300.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;
●	the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2022;
●	the Company’s belief that the adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements;
●	the Company’s ability to continue the purchase of Company common stock when appropriate;
●	risks related to the Company’s ability to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan;
●	the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 4.1 years;
●	the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;
●	the Company’s conclusion that there are no impairments of its goodwill or other intangible assets;
●	the Company’s belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized;
●	the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;

ROLLINS, INC. AND SUBSIDIARIES

●	the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and
●	the Company’s belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations.

Forward-looking statements are based on information available at the time those statements are made and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. The reader should consider the factors discussed under Item 1A., “Risk Factors,” of Part I of the Company’s Annual Report on Form 10 K, filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2021 (the “2021 Annual Report”) that could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition. The Company does not undertake to update its forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, the Company maintained an investment portfolio included in cash and cash equivalents subject to short-term interest rate risk exposure; and other current and long-term investments. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and $300.0 million term loan facility. The Company is also exposed to market risks arising from changes in foreign exchange rates. See Note 10 to Part I, Item 1 for a discussion of the Company’s investments in derivative financial instruments to manage risks of fluctuations in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

ITEM 4.CONTROLS AND PROCEDURES

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As previously disclosed, the Securities and Exchange Commission (the “SEC”) conducted an investigation primarily focused on how the Company established accruals and reserves at period-ends for periods beginning January 1, 2016 through December 31, 2018 and the impact of certain adjustments to those accruals and reserves on reported earnings per share, specifically, in the first quarter of 2016 and the second quarter of 2017 (the “SEC Investigation”).  The Company previously disclosed that it had reached a settlement with the SEC, which was publicly announced on April 18, 2022.  Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and paid an $8.0 million civil penalty, which was accrued in the third and fourth quarters of 2021.  The settlement resolves the SEC Investigation, and there will be no restatement of the Company’s historical financial results related to this investigation.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares repurchased by Rollins during the first quarter ended March 31, 2022 were as follows:

			Total number of
		Weighted-	shares purchased as	Maximum number of
	Total number of	average	part of publicly	shares that may yet be
	shares	price paid	announced	purchased under the
Period	purchased (1)	per share	repurchases (2)	repurchase plan (2)
January 1 to 31, 2022	202,920	$31.02	—	11,415,625
February 1 to 28, 2022	482	30.85	—	11,415,625
March 1 to 31, 2022	3,739	30.09	—	11,415,625
Total	207,141	$31.00	—	11,415,625
(1)	Represents repurchases from employees for the payment of taxes on vesting of restricted shares.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
2.1	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative	10-Q	April 26, 2019	10.1
2.2	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership	10-Q	April 26, 2019	10.2
2.3	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership	10-Q	April 26, 2019	10.3
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017	10-Q	October 27, 2017	10.1
10.2*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.1
10.3*	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.2
10.4*	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan for Executive Officer	8-K	February 1, 2021	10(a)
10.5*	Forms of award agreements under the 2013 Cash Incentive Plan	10-K	February 24, 2017	10(d)
10.6*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.7*	Form of Restricted Stock Grant Agreement	8-K	April 28, 2008	10(d)
10.8*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.9*	Summary of Compensation Arrangements with Executive Officers	10-K	February 25, 2011	(10)(q)
10.10*	Summary of Compensation Arrangements with Non-Employee Directors	10-K	February 25, 2015	10(i)
10.11	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, Inc. and SunTrust Bank and Bank of America, N.A.	10-K	February 28, 2020	10.1
10.12	Amended Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.12

ROLLINS, INC. AND SUBSIDIARIES

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
10.13	Annex A to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.13
10.14	Annex B to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.14
10.15*	Form of Rollins, Inc. 2022 Executive Bonus Plan	10-K	February 25, 2022	10.15
10.16*	Rollins, Inc. 2022 Executive Bonus Plan - Jerry Gahlhoff	10-K	February 25, 2022	10.16
10.17*	Confidential Settlement and General Release Agreement dated as of April 5, 2022 between the Company and Paul E. Northen				X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
*	Indicates management contract or compensatory plans or arrangements.
**	Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 28, 2022	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer
(Principal Accounting Officer)