Form 10-Q
period 2022-06-30
ROLLINS INC
filed 2022-07-28
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Rollins, Inc. had 492,417,332 shares of its $1 par value Common Stock outstanding as of July 15, 2022.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF JUNE 30, 2022, AND DECEMBER 31, 2021

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$220,964	$105,301
Trade receivables, net of allowance for expected credit losses of $13,666 and $13,885, respectively	162,755	139,579
Financed receivables, short-term, net of allowance for expected credit losses of $1,657 and $1,463, respectively	29,822	26,152
Materials and supplies	29,515	28,926
Other current assets	63,942	52,422
Total current assets	506,998	352,380
Equipment and property, net of accumulated depreciation of $324,788 and $315,891, respectively	130,424	133,257
Goodwill	742,019	721,819
Customer contracts, net	318,015	325,929
Trademarks & tradenames, net	111,040	108,976
Other intangible assets, net	10,004	11,679
Operating lease right-of-use assets	252,355	244,784
Financed receivables, long-term, net of allowance for expected credit losses of $2,897 and $2,522, respectively	52,961	47,097
Other assets	43,666	34,949
Total assets	$2,167,482	$1,980,870
LIABILITIES
Accounts payable	$50,702	$44,568
Accrued insurance	37,724	36,414
Accrued compensation and related liabilities	95,948	97,862
Unearned revenues	165,220	145,122
Operating lease liabilities - current	77,867	75,240
Current portion of long-term debt	15,000	18,750
Other current liabilities	75,283	73,206
Total current liabilities	517,744	491,162
Accrued insurance, less current portion	32,470	31,545
Operating lease liabilities, less current portion	178,021	172,520
Long-term debt	219,858	136,250
Other long-term accrued liabilities	73,822	67,345
Total liabilities	1,021,915	898,822
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,417,332 and 491,911,087 shares issued and outstanding, respectively	492,417	491,911
Additional paid in capital	109,070	105,629
Accumulated other comprehensive loss	(31,149)	(16,411)
Retained earnings	575,229	500,919
Total stockholders’ equity	1,145,567	1,082,048
Total liabilities and stockholders’ equity	$2,167,482	$1,980,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Customer services	$714,049	$638,204	$1,304,729	$1,173,758
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	336,780	297,862	632,158	559,414
Sales, general and administrative	219,987	183,482	398,772	345,690
Depreciation and amortization	24,325	23,306	49,172	46,902
Total operating expenses	581,092	504,650	1,080,102	952,006
OPERATING INCOME	132,957	133,554	224,627	221,752
Interest expense, net	880	506	1,448	1,112
Other (income), net	(1,911)	(891)	(3,190)	(33,151)
CONSOLIDATED INCOME BEFORE INCOME TAXES	133,988	133,939	226,369	253,791
PROVISION FOR INCOME TAXES	33,689	35,085	53,625	62,294
NET INCOME	$100,299	$98,854	$172,744	$191,497
NET INCOME PER SHARE - BASIC AND DILUTED	$0.20	$0.20	$0.35	$0.39
Weighted average shares outstanding - basic	492,327	491,999	492,270	491,950
Weighted average shares outstanding - diluted	492,440	491,999	492,382	491,950
DIVIDENDS PAID PER SHARE	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)

(unaudited)

	Three Months Ending		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$100,299	$98,854	$172,744	$191,497
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,913)	704	(13,786)	283
Unrealized loss on available for sale securities	(362)	—	(952)	—
Change in derivatives	—	(439)	—	(276)
Other comprehensive income (loss), net of tax	(17,275)	265	(14,738)	7
Comprehensive income	$83,024	$99,119	$158,006	$191,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)

(unaudited)

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at March 31, 2022	492,461	$492,461	$104,783	$(13,874)	$524,159	$1,107,529
Net Income	—	—	—	—	100,299	100,299
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(16,913)	—	(16,913)
Unrealized losses on available for sale securities	—	—	—	(362)	—	(362)
Cash dividends	—	—	—	—	(49,229)	(49,229)
Stock compensation	(26)	(26)	4,845	—	—	4,819
Employee stock buybacks	(18)	(18)	(558)	—	—	(576)
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$575,229	$1,145,567

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at March 31, 2021	492,124	$492,124	$95,824	$(11,155)	$412,142	$988,935
Net Income	—	—	—	—	98,854	98,854
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	704	—	704
Change in derivatives	—	—	—	(439)	—	(439)
Cash dividends	—	—	—	—	(40,343)	(40,343)
Stock compensation	(18)	(18)	3,938	—	—	3,920
Employee stock buybacks	(27)	(27)	(920)	—	—	(947)
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$500,919	$1,082,048
Net Income					172,744	172,744
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				(13,786)		(13,786)
Unrealized losses on available for sale securities				(952)		(952)
Change in derivatives				—		—
Cash dividends					(98,434)	(98,434)
Stock compensation	731	731	10,226			10,957
Employee stock buybacks	(225)	(225)	(6,785)			(7,010)
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$575,229	$1,145,567

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income					191,497	191,497
Other comprehensive income / (loss), net of tax:
Pension liability adjustment				—		—
Foreign currency translation adjustments				283		283
Change in derivatives				(276)		(276)
Cash dividends					(79,732)	(79,732)
Stock compensation	750	750	7,091		—	7,841
Employee stock buybacks	(283)	(283)	(10,006)		—	(10,289)
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$172,744	$191,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,172	46,902
Stock-based compensation expense	10,957	7,841
Provision for expected credit losses	8,433	4,673
Gain on sale of assets, net	(3,190)	(33,151)
Provision for deferred income taxes	2,503	(1,715)
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(29,217)	(20,003)
Financing receivables	(11,928)	(8,862)
Materials and supplies	(176)	661
Other current assets	(21,651)	(14,686)
Accounts payable and accrued expenses	10,745	31,129
Unearned revenue	19,860	20,320
Other long-term assets and liabilities	6,565	(5,401)
Net cash provided by operating activities	214,817	219,205
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(49,580)	(28,385)
Capital expenditures	(15,881)	(13,229)
Proceeds from sale of assets	3,290	70,414
Other investing activities, net	139	(175)
Net cash (used in) provided by investing activities	(62,032)	28,625
FINANCING ACTIVITIES
Payment of contingent consideration	(5,196)	(12,873)
Borrowings under term loan	252,000	—
Borrowings under revolving commitment	11,000	49,500
Repayments of term loan	(65,000)	(48,000)
Repayments of revolving commitment	(118,000)	(116,500)
Payment of dividends	(98,434)	(79,732)
Cash paid for common stock purchased	(7,010)	(10,289)
Net cash used in financing activities	(30,640)	(217,894)
Effect of exchange rate changes on cash	(6,482)	115
Net increase in cash and cash equivalents	115,663	30,051
Cash and cash equivalents at beginning of period	105,301	98,477
Cash and cash equivalents at end of period	$220,964	$128,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,668	$923
Cash paid for income taxes, net	$69,472	$51,870
Non-cash additions to operating lease right-of-use assets	$51,212	$86,954

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, accrued insurance, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and financing receivable reserves, income tax contingency accruals and valuation allowances, contingency accruals and goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding the global economic impact of COVID-19. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of COVID-19, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

The Company operates as one reportable segment and the results of operations and its financial condition are not reliant upon any single customer.

NOTE 2.RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance.” The amendments in this Update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this Update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. This Update also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. These amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not currently own any equity securities and therefore the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.ACQUISITIONS

The Company made 22 acquisitions during the six-month period ended June 30, 2022, and 39 acquisitions for the year ended December 31, 2021. For the 22 acquisitions completed through June 30, 2022, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

June 30, 2022
Accounts receivable, net	$383
Materials and supplies	285
Equipment and property	2,281
Goodwill	23,220
Customer contracts	24,874
Trademarks & tradenames	2
Other intangible assets	631
Current liabilities	(384)
Other assets and liabilities, net	403
Total consideration	$51,695
Less: Acquisition holdback liabilities	(5,255)
Total cash purchase price	$46,440

The Company also made a final payment of $3.1 million for a 2021 acquisition in 2022.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the six months ended June 30, 2022, $23.2 million of goodwill was added related to the 22 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary until the Company obtains final information regarding these fair values.

NOTE 4.REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed on the following table.

ROLLINS, INC. AND SUBSIDIARIES

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
United States	$661,703	$589,935	$1,208,163	$1,084,035
Other countries	52,346	48,269	96,566	89,723
Total Revenues	$714,049	$638,204	$1,304,729	$1,173,758

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Residential revenue	$325,311	$292,945	$584,570	$528,124
Commercial revenue	234,483	210,838	440,270	399,535
Termite completions, bait monitoring, & renewals	146,781	127,674	266,487	233,368
Franchise revenues	4,155	4,111	7,892	7,570
Other revenues	3,319	2,636	5,510	5,161
Total Revenues	$714,049	$638,204	$1,304,729	$1,173,758

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three and six months ended June 30, 2022 and 2021 was $51.0 million and $46.5 million, respectively and $100.9 and $92.3, respectively. Changes in unearned revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Beginning balance	$180,333	$158,766	$168,607	$149,224
Deferral of unearned revenue	63,628	60,655	125,263	116,034
Recognition of unearned revenue	(50,989)	(46,470)	(100,898)	(92,307)
Ending balance	$192,972	$172,951	$192,972	$172,951

As of June 30, 2022, and December 31, 2021, the Company had long-term unearned revenue of $27.7 million and $18.4 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.

NOTE 5.ALLOWANCE FOR CREDIT LOSSES

The Company is exposed to credit losses primarily related to accounts receivables and financed receivables derived from customer services revenue. To reduce credit risk for residential pest control accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low with a large number of individuals and entities comprising Rollins’ customer base and dispersion across many different geographical regions.

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an

ROLLINS, INC. AND SUBSIDIARIES

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

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at March 31, 2022	$14,170	$3,850	$18,020
Provision for expected credit losses	2,350	1,825	4,175
Write-offs charged against the allowance	(4,218)	(1,121)	(5,339)
Recoveries collected	1,364	—	1,364
Balance at June 30, 2022	$13,666	$4,554	$18,220

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at March 31, 2021	$15,731	$3,370	$19,101
Provision for expected credit losses	369	1,618	1,987
Write-offs charged against the allowance	(3,650)	(645)	(4,295)
Recoveries collected	1,413	(2)	1,411
Balance at June 30, 2021	$13,863	$4,341	$18,204

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	5,554	2,879	8,433
Write-offs charged against the allowance	(8,466)	(2,310)	(10,776)
Recoveries collected	2,693	—	2,693
Balance at June 30, 2022	$13,666	$4,554	$18,220

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	2,234	2,439	4,673
Write-offs charged against the allowance	(7,749)	(1,326)	(9,075)
Recoveries collected	2,524	(3)	2,521
Balance at June 30, 2021	$13,863	$4,341	$18,204

ROLLINS, INC. AND SUBSIDIARIES

NOTE 6.GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in goodwill during the six months ended June 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

Goodwill:
Balance at December 31, 2020	$653,176
Additions	69,264
Adjustments due to currency translation	(621)
Balance at December 31, 2021	721,819
Additions	23,220
Measurement adjustments	72
Adjustments due to currency translation	(3,092)
Balance at June 30, 2022	$742,019

The carrying amount of goodwill in foreign countries was $93.1 million as of June 30, 2022 and $82.1 million as of December 31, 2021.

The Company completed its most recent annual impairment analysis as of September 30, 2021. Based upon the results of this analysis, the Company concluded that no impairment of its goodwill or other intangible assets was indicated.

The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
		Accumulated	Carrying		Accumulated	Carrying	Useful Life
	Gross	Amortization	Value	Gross	Amortization	Value	in Years
Amortizable intangible assets:
Customer contracts	$568,655	$(250,640)	$318,015	$551,277	$(225,348)	$325,929	3-20
Trademarks and tradenames	14,459	(6,728)	7,731	12,784	(6,492)	6,292	7-20
Non-compete agreements	13,692	(6,600)	7,092	13,125	(5,573)	7,552	3-20
Patents	6,934	(6,583)	351	6,946	(5,509)	1,437	3-15
Other assets	2,038	(1,704)	334	2,150	(1,687)	463	10
Total amortizable intangible assets	$605,778	$(272,255)	333,523	$586,282	$(244,609)	341,673
Indefinite-lived intangible assets:
Trademarks and tradenames			103,309			102,684
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			105,536			104,911
Total customer contracts and other intangible assets			$439,059			$446,584

The carrying amount of customer contracts in foreign countries was $44.7 million and $42.1 million as of June 30, 2022 and December 31, 2021, respectively. The carrying amount of trademarks and tradenames in foreign countries was $4.5 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively. The carrying amount of other intangible assets in foreign countries was $0.8 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.

Amortization expense related to intangible assets was $15.6 million and $13.1 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $30.8 million and $26.1 million for the six months ended June 30, 2022 and 2021, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of June 30, 2022 are as follows:

(in thousands)
2022 (excluding the six months ended June 30, 2022)	$30,721
2023	57,388
2024	53,808
2025	44,810
2026	40,278

NOTE 7.LEASES

The Company leases certain buildings, vehicles, and equipment. The Company elected the practical expedient approach permitted under Accounting Standards Codification Topic 842 “Leases”, not to include short-term leases with a duration of 12 months or less on the balance sheet. As of June 30, 2022, and December 31, 2021, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

During the six months ended June 30, 2021, the Company completed multiple sale-leaseback transactions where it sold 16 of its properties related to the Clark Pest Control acquisition for gross proceeds of $67.0 million and a pre-tax gain of $31.5 million, which is included as Other income, net on the income statement. These leases are classified as operating leases with terms of 7 to 15 years.

ROLLINS, INC. AND SUBSIDIARIES

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except Other Information)
Lease Classification	Financial Statement Classification	2022	2021	2022	2021
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$36	$60	$62	$125
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	23,615	22,634	47,638	46,025
Total lease expense		$23,651	$22,694	$47,700	$46,150

Other Information:
Weighted-average remaining lease term - operating leases				5.4 years	5.6 years
Weighted-average discount rate - operating leases				3.34%	3.75%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases				$47,099	$45,498

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options as of June 30, 2022 were as follows:

Operating
(in thousands)
2022 (excluding the six months ended June 30, 2022)	$44,553
2023	75,775
2024	52,084
2025	34,191
2026	20,004
2027	13,034
Thereafter	45,755
Total Future Minimum Lease Payments	285,396
Less: Amount representing interest	29,508
Total future minimum lease payments, net of interest	$255,888

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $161.8 million for building leases and $123.6 million for vehicle leases. As of June 30, 2022, the Company had additional future obligations of $16.0 million for leases that had not yet commenced.

NOTE 8.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, financed and notes receivable, accounts payable, other short-term liabilities, and debt. The carrying amounts of these financial instruments

ROLLINS, INC. AND SUBSIDIARIES

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

As of June 30, 2022, and December 31, 2021, we had investments in international bonds of $11.4 million and $12.6 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At December 31, 2021, the entire investment was recorded in other current assets. Management reassessed their intentions on the investment and at June 30, 2022, $0.5 million was included in other current assets and $10.9 million was included in other assets. The bonds are recorded at fair market value with unrealized losses of $0.4 million and $1.0 million included in other comprehensive income during the three months and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had $22.7 million and $25.2 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$23,399	$32,976	$25,156	$35,744
New acquisitions and revaluations	1,574	1,906	2,750	3,973
Payouts	(2,145)	(7,947)	(5,196)	(12,873)
Interest on outstanding contingencies	122	258	247	537
Charge offset, forfeit and other	(208)	(136)	(215)	(324)
Ending balance	$22,742	$27,057	$22,742	$27,057

NOTE 9.DEBT

In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). On January 27, 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement with Truist Bank and Bank of America, N.A. whereby additional term loans in an aggregate principal amount of $252.0 million were advanced to the Company. The Amendment also replaced LIBOR as the benchmark interest rate for borrowings with the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) and reset the amortization schedule for all term loans under the Credit Agreement. The maturity of all loans made under the Credit Agreement prior to the Amendment remains unchanged at April 29, 2024 and all other terms of the Credit Agreement remain unchanged in all material respects. Subsequent to the Amendment, the aggregate outstanding principal balance of all term loans under the Credit Agreement was $300.0 million (consisting of an outstanding principal balance of the initial term loan in the amount of $48.0 million and the additional $252.0 million term loan borrowing made). In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty.

As of June 30, 2022, the Company had outstanding borrowings of $234.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding

ROLLINS, INC. AND SUBSIDIARIES

as of June 30, 2022 was 1.621%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of June 30, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

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

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to net gains of $0.2 million for both quarters ended June 30, 2022 and 2021, respectively and net gains of $0.1 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The fair values of the Company’s FX Forwards were recorded as net obligations of $0.2 million and $0.0 million in Other Current Liabilities as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary

	Number of	Sell	Buy
FX Forward Contracts	Instruments	Notional	Notional
Sell AUD/Buy USD Fwd Contract	20	2,800	$2,027
Sell CAD/Buy USD Fwd Contract	20	20,000	15,685
Total	40		$17,712

NOTE 11.CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and

ROLLINS, INC. AND SUBSIDIARIES

arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

NOTE 12.PENSION PLANS

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan and during 2021, all remaining assets were reverted to the Company per ERISA regulations. The Company continues to sponsor its Waltham, Inc. defined benefit plan. This plan had assets of $2.2 million, a projected liability of $2.9 million and an unfunded status of $0.7 million as of June 30, 2022. The Company has not made any employer contributions to its Waltham defined benefit retirement plan in 2022.

NOTE 13.STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2022, the Company paid $98.4 million, or $0.20 per share, in cash dividends compared to $79.7 million, or $0.16 per share, during the same period in 2021.

During the six months ended June 30, 2022 and during the same period in 2021, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.6 million and $0.9 million for the quarters ended June 30, 2022 and 2021, and $7.0 million and $10.3 million for the six month periods ended June 30, 2022 and 2021, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2021 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. Beginning with the 2022 grant, restricted shares vest in 20 percent increments over five years from the date of the grant. Prior grants vest over six years from the date of grant. The Company issues new shares from its authorized but unissued share pool. As of June 30, 2022, approximately 6.0 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Time lapse restricted stock:
Pre-tax compensation expense	$4,819	$3,920	$10,957	$7,841
Tax benefit	(1,272)	(1,039)	(2,596)	(1,925)
Restricted stock expense, net of tax	$3,547	$2,881	$8,361	$5,916

The following table summarizes information on unvested restricted stock outstanding as of June 30, 2022:

		Weighted
		Average
	Number of	Grant-Date
(number of shares in thousands)	Shares	Fair Value
Unvested Restricted Stock at December 31, 2021	2,596	$26.26
Forfeited	(49)	26.02
Vested	(666)	19.97
Granted	780	29.75
Unvested Restricted Stock at June 30, 2022	2,661	$28.78

As of June 30, 2022, and December 31, 2021, the Company had $60.7 million and $65.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 3.9 years and 4.5 years, respectively.

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

A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted-average outstanding common shares	489,741	489,189	489,679	489,105
Add participating securities:
Weighted-average time-lapse restricted awards	2,586	2,810	2,591	2,845
Total weighted-average shares outstanding - basic	492,327	491,999	492,270	491,950
Dilutive effect of restricted stock units	113	—	112	—
Weighted-average shares outstanding - diluted	492,440	491,999	492,382	491,950

ROLLINS, INC. AND SUBSIDIARIES

NOTE 15.INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $33.7 million and $35.1 million for the three months ended June 30, 2022 and 2021, respectively, and $53.6 million and $62.3 million for the six months ended June 30, 2022 and 2021, respectively.

The Company’s effective tax rate decreased to 25.1% in the second quarter of 2022 compared to 26.2% in 2021. During the six months ended June 30, 2022, the Company’s effective tax rate decreased to 23.7% compared to 24.5% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

As of June 30, 2022 and December 31, 2021, we had deferred income tax assets of $5.4 million and $2.9 million, respectively, included in other assets, and deferred income tax liabilities of $17.8 million and $13.3 million, respectively, included in other long-term accrued liabilities.

NOTE 16.SUBSEQUENT EVENTS

Quarterly Dividend

On July 26, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.10 per share payable on September 9, 2022 to stockholders of record at the close of business on August 10, 2022.

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

GENERAL OPERATING COMMENTS

Revenues for the quarter increased 11.9% percent to $714.0 million compared to $638.2 million for the prior year. Income before income taxes remained flat at $134.0 million compared to $133.9 million the prior year. Net income increased 1.5% to $100.3 million, with earnings per diluted share of $0.20 compared to $98.9 million, or $0.20 per diluted share for the prior year.

During the six months ended June 30, 2022, revenues increased 11.2% to $1.3 billion compared to $1.2 billion for the prior year. Income before income taxes decreased 10.8% to $226.4 million compared to $253.8 million the prior year. Net income decreased 9.8% to $172.7 million, with earnings per diluted share of $0.35 compared to $191.5 million, or $0.39 per diluted share for the prior year.

As more fully discussed in the results of operations, our residential, commercial, and termite and ancillary services experienced double digit revenue percentage growth for both the quarter and six months ended June 30, 2022.

IMPACT OF COVID-19 AND OTHER ECONOMIC TRENDS

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

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding the global economic impact of COVID-19. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the entire year. The severity, magnitude and duration, as well as the economic consequences of COVID-19, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

Recent disruptions in economic markets due to high inflation, increased fuel costs, and supply chain issues, all pose current and future challenges which may adversely affect our future performance. The Company continues to carry out various

ROLLINS, INC. AND SUBSIDIARIES

strategies previously implemented to help mitigate the impact of these economic disruptors, including revamping its routing and scheduling process to decrease the number of miles per stop, advanced scheduling to compensate for employee and vehicle shortages, shipping delays, rising fuel costs and maintaining higher purchasing levels to allow for sufficient inventory. However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.

The extent to which COVID-19, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2022 COMPARED TO QUARTER ENDED JUNE 30, 2021

	Three Months Ended June 30,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
REVENUES
Customer services	$714,049	$638,204	75,845	11.9	100.0	100.0
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	336,780	297,862	38,918	13.1	47.2	46.7
Sales, general and administrative	219,987	183,482	36,505	19.9	30.8	28.7
Depreciation and amortization	24,325	23,306	1,019	4.4	3.4	3.7
Total operating expenses	581,092	504,650	76,442	15.1	81.4	79.1
OPERATING INCOME	132,957	133,554	(597)	-0.4	18.6	20.9
Interest expense, net	880	506	374	73.9	0.1	0.1
Other (income), net	(1,911)	(891)	(1,020)	114.5	(0.3)	(0.1)
CONSOLIDATED INCOME BEFORE INCOME TAXES	133,988	133,939	49	0.0	18.8	21.0
PROVISION FOR INCOME TAXES	33,689	35,085	(1,396)	(4.0)	4.7	5.5
NET INCOME	$100,299	$98,854	1,445	1.5	14.0	15.5

Revenue

Revenues for the second quarter ended June 30, 2022 were $714.0 million, an increase of $75.8 million, or 11.9%, from second quarter 2021 revenues of $638.2 million. Comparing 2022 to 2021, residential pest control revenue increased 11%, commercial pest control revenue increased 11% and termite and ancillary services grew 15%. The Company’s revenue mix for the second quarter ended June 30, 2022 consisted primarily of 46% residential pest control, 33% commercial pest control and 21% termite and ancillary revenues (such as moisture control, insulation, deck and gutter work). The Company’s foreign operations accounted for approximately 7% of total revenues for the second quarters ended June 30, 2022 and 2021.

ROLLINS, INC. AND SUBSIDIARIES

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2022	2021	2020
First Quarter	$590,680	$535,554	$487,901
Second Quarter	714,049	638,204	553,329
Third Quarter	—	650,199	583,698
Fourth Quarter	—	600,343	536,292
Year to date	$1,304,729	$2,424,300	$2,161,220

Cost of Services Provided

For the quarter ended June 30, 2022, cost of services provided increased $38.9 million, or 13.1%, compared to the quarter ended June 30, 2021. The increase was driven by increased people costs and materials and supplies due to the increase in revenues, and an increase in insurance claims. Additionally, fleet costs increased mainly driven by an increase in fuel costs.

Sales, General and Administrative

For the quarter ended June 30, 2022, sales, general and administrative (SG&A) expenses increased $36.5 million, or 19.9%, compared to the quarter ended June 30, 2021. The increases were driven by increased people costs due to the increase in revenues and increased advertising costs. Advertising costs are up due to a combination of an increase in our advertising campaigns in reaction to the late arrival of spring, combined with the impact of a change in our quarterly process for estimating and accruing advertising expenses. However, we expect total advertising expense to be consistent as a percentage of revenue year over year.

Depreciation and Amortization

For the quarter ended June 30, 2022, depreciation and amortization increased $1.0 million, or 4.4%, compared to the quarter ended June 30, 2021. The increase was due to the additional amortization from several acquisitions.

Other Income, Net

During the quarter ended June 30, 2022, other income increased $1.0 million compared to the quarter ended June 30, 2021 due to gains on asset sales.

Interest Expense, Net

For the quarter ended June 30, 2022, interest expense, net increased $0.4 million, or 73.9%, compared to the quarter ended June 30, 2021 due to the increase in the average debt balance for the quarter ended June 30, 2022 and an increase in weighted average interest rates.

Income Taxes

The Company’s effective tax rate decreased to 25.1% in the second quarter of 2022 compared to 26.2% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

ROLLINS, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

	Six Months Ended June 30,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
REVENUES
Customer services	$1,304,729	$1,173,758	130,971	11.2	100.0	100.0
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	632,158	559,414	72,744	13.0	48.5	47.7
Sales, general and administrative	398,772	345,690	53,082	15.4	30.6	29.5
Depreciation and amortization	49,172	46,902	2,270	4.8	3.8	4.0
Total operating expenses	1,080,102	952,006	128,096	13.5	82.8	81.1
OPERATING INCOME	224,627	221,752	2,875	1.3	17.2	18.9
Interest expense, net	1,448	1,112	336	30.2	0.1	0.1
Other (income), net	(3,190)	(33,151)	29,961	(90.4)	(0.2)	(2.8)
CONSOLIDATED INCOME BEFORE INCOME TAXES	226,369	253,791	(27,422)	(10.8)	17.3	21.6
PROVISION FOR INCOME TAXES	53,625	62,294	(8,669)	(13.9)	4.1	5.3
NET INCOME	$172,744	$191,497	(18,753)	(9.8)	13.2	16.3

Revenue

Revenues for the six months ended June 30, 2022 were $1.3 billion, an increase of $131.0 million, or 11.2%, from 2021 revenues of $1.2 billion. Comparing 2022 to 2021, residential pest control revenue increased 11%, commercial pest control revenue increased 10% and termite and ancillary services grew 14%. The Company’s revenue mix for the six months ended June 30, 2022 consisted primarily of 45% residential pest control, 34% commercial pest control and 20% termite and ancillary revenues. The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

Cost of Services Provided

For the six months ended June 30, 2022, cost of services provided increased $72.7 million, or 13.0%, compared to the six months ended June 30, 2021. The increase was driven by increased people costs and materials and supplies due to the increase in revenues. Additionally, fleet costs increased mainly driven by an increase in fuel costs.

Sales, General and Administrative

For the six months ended June 30, 2022, sales, general and administrative (SG&A) expenses increased $53.1 million, or 15.4%, compared to the six months ended June 30, 2021. The increases were driven by an increase in people costs due to the increase in revenues, and increased advertising costs. Advertising costs are up due to a combination of an increase in our advertising campaigns in reaction to the late arrival of spring, combined with the impact of a change in our quarterly process for estimating and accruing advertising expenses. However, we expect total advertising expense to be consistent as a percentage of revenue year over year.

Depreciation and Amortization

For the six months ended June 30, 2022, depreciation and amortization increased $2.3 million, or 4.8%, compared to the six months ended June 30, 2021. The increase was primarily due to the additional amortization from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Other Income, Net

During the six months ended June 30, 2022, other income decreased $30.0 million compared to the six months ended June 30, 2021 due to the Company recognizing a $31.5 million gain in the prior year related to multiple sale-leaseback transactions where the Company sold and leased back properties that it acquired in 2019 with the Clark Pest Control acquisition.

Interest Expense, Net

During the six months ended June 30, 2022, interest expense, net increased $0.3 million compared to the six months ended June 30, 2021 primarily due to the increase in the average debt balance for the six months ended June 30, 2022.

Income Taxes

During the six months ended June 30, 2022, the Company’s effective tax rate decreased to 23.7% compared to 24.5% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

The Company’s $221.0 million of total cash at June 30, 2022 is primarily money market funds and cash held at various banking institutions. Approximately $62.9 million is held in cash accounts at international bank institutions and the remaining $158.1 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s international subsidiaries is not a part of the Company’s current business plan.

As of June 30, 2022, the Company had outstanding borrowings of $234.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of June 30, 2022 was 1.621%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of June 30, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business. In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at June 30, 2022 and expects to maintain compliance throughout 2022.

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its $175 million revolving credit facility and $300 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

ROLLINS, INC. AND SUBSIDIARIES

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the six-month periods presented:

	Six Months Ended June 30,		Variance
(in thousands)	2022	2021	$	%
Net cash provided by operating activities	$214,817	$219,205	(4,388)	(2.0)
Net cash (used in) provided by investing activities	(62,032)	28,625	(90,657)	NM
Net cash used in financing activities	(30,640)	(217,894)	187,254	85.9
Effect of exchange rate on cash	(6,482)	115	(6,597)	NM
Net increase in cash and cash equivalents	$115,663	$30,051

Cash Provided by Operating Activities

Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. The Company’s operating activities generated net cash of $214.8 million and $219.2 million for the six months ended June 30, 2022 and 2021, respectively. The $4.4 million decrease was driven primarily by the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.

Cash Used in or Provided by Investing Activities

The Company’s investing activities used $62.0 million for the six months ended June 30, 2022, and provided $28.6 million for the six months ended June 30, 2021. The Company invested approximately $15.9 million in capital expenditures during 2022 compared to $13.2 million during 2021. Capital expenditures for the period consisted primarily of property purchases, equipment replacements and technology-related projects.  Cash paid for acquisitions totaled $50.0 million for the six months ended June 30, 2022 as compared to $28.4 million for the six months ended June 30, 2021. The expenditures for the Company’s acquisitions were funded through existing cash balances, borrowings on our line of credit, a term loan, and operating cash flows. The six months ended June 30, 2021 included approximately $67 million in cash proceeds from the sale of assets related to the Clark Pest property sale leasebacks.

Cash Provided by or Used in Financing Activities

Cash used by financing activities was $30.6 million during the six months ended June 30, 2022 compared to cash used of $217.9 million in the prior year. Concurrent with the Amendment to our Credit Agreement, the Company borrowed $80.0 million during the six months ended June 30, 2022, net of repayments, compared to net repayments of $115.0 million during 2021. A total of $98.4 million was paid in cash dividends ($0.20 per share) during the six months ended June 30, 2022 compared to $79.7 million in cash dividends paid ($0.16 per share) during the six months ended June 30, 2021.

In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first six months of 2022 nor during the same period in 2021. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.0 million and $10.3 million of common stock for the six months ended June 30, 2022 and 2021, respectively, from employees for the payment of taxes on vesting restricted shares.

CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related

ROLLINS, INC. AND SUBSIDIARIES

to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc.  We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking-statements include, but are not limited to, statements regarding:

●	the Company’s belief that its accounting estimates and assumptions, financial condition and results of operations may change materially in future periods in response to the COVID-19 pandemic;
●	the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, either alone or in the aggregate, which could have a material adverse effect on our business, results of operations or liquidity, financial condition and results of operations;
●	the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;
●	the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;
●	risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $300.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;
●	the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2022;
●	the Company’s belief that the adoption of ASU 2022-02 and ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements;
●	the Company’s ability to continue the purchase of Company common stock when appropriate;

ROLLINS, INC. AND SUBSIDIARIES

●	risks related to the Company’s ability to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan;
●	the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 3.9 years;
●	the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;
●	the Company’s conclusion that there are no impairments of its goodwill or other intangible assets;
●	the Company’s belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized;
●	the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
●	the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;
●	the Company’s belief that recent disruptions in economic markets due to high inflation, increased fuel costs, and supply chain issues, all pose current and future challenges which may adversely affect the Company’s future performance;
●	that the Company cannot reasonably estimate whether its current strategies will help mitigate the impact of high inflation, increased fuel costs, employee and vehicle shortages, shipping delays and supply chain issues in the future;
●	the Company’s expectation in connection with its total advertising expense;
●	the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and
●	the Company’s belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2021 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2022.

ITEM 4.CONTROLS AND PROCEDURES

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

Management’s quarterly evaluation identified no changes in our internal control over financial reporting during the second quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares repurchased by Rollins during the second quarter ended June 30, 2022 were as follows:

			Total number of
		Weighted-	shares purchased as	Maximum number of
	Total number of	average	part of publicly	shares that may yet be
	shares	price paid	announced	purchased under the
Period	purchased (1)	per share	repurchases (2)	repurchase plan (2)
April 1 to 30, 2022	14,540	$31.60	—	11,415,625
May 1 to 31, 2022	113	32.17	—	11,415,625
June 1 to 30, 2022	3,518	31.90	—	11,415,625
Total	18,171	$31.66	—	11,415,625
(1)	Represents repurchases from employees for the payment of taxes on vesting of restricted shares.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ITEM 5.OTHER INFORMATION

As this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On July 27, 2022, the Company announced that its Board of Directors has unanimously approved the Company’s long-term leadership succession plan.

The plan provides that effective January 1, 2023, the Company’s current President and Chief Operating Officer, Jerry Gahlhoff Jr., is expected to become Rollins’ President and Chief Executive Officer. Gary W. Rollins, current Chairman and Chief Executive Officer, is expected to remain as Chairman of the Board of Directors.

The additional information required to be disclosed under Items 401(b), (d), (e) and Item 404(a) of Regulation S-K regarding Mr. Gahlhoff is incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 15, 2022.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
2.1	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative	10-Q	April 26, 2019	10.1
2.2	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership	10-Q	April 26, 2019	10.2
2.3	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership	10-Q	April 26, 2019	10.3
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017	10-Q	October 27, 2017	10.1
10.2*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.1
10.3*	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.2
10.4*	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan for Executive Officer	8-K	February 1, 2021	10(a)
10.5*	Forms of award agreements under the 2013 Cash Incentive Plan	10-K	February 24, 2017	10(d)
10.6*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.7*	Form of Restricted Stock Grant Agreement	8-K	April 28, 2008	10(d)
10.8*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.9*	Summary of Compensation Arrangements with Executive Officers	10-K	February 25, 2011	(10)(q)
10.10*	Summary of Compensation Arrangements with Non-Employee Directors	10-K	February 25, 2015	10(i)
10.11	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, Inc. and SunTrust Bank and Bank of America, N.A.	10-K	February 28, 2020	10.1
10.12	Amended Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.12

ROLLINS, INC. AND SUBSIDIARIES

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
10.13	Annex A to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.13
10.14	Annex B to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.14
10.15*	Form of Rollins, Inc. 2022 Executive Bonus Plan	10-K	February 25, 2022	10.15
10.16*	Rollins, Inc. 2022 Executive Bonus Plan - Jerry Gahlhoff	10-K	February 25, 2022	10.16
10.17*	Confidential Settlement and General Release Agreement dated as of April 5, 2022 between the Company and Paul E. Northen	10_Q	April 28, 2022	10.17
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
*	Indicates management contract or compensatory plans or arrangements.
**	Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 28, 2022	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer
(Principal Accounting Officer)