Form 10-Q
period 2022-09-30
ROLLINS INC
filed 2022-10-27
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Rollins, Inc. had 492,472,436 shares of its $1 par value Common Stock outstanding as of October 17, 2022.

ROLLINS, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF SEPTEMBER 30, 2022, AND DECEMBER 31, 2021

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$121,876	$105,301
Trade receivables, net of allowance for expected credit losses of $13,783 and $13,885, respectively	170,274	139,579
Financed receivables, short-term, net of allowance for expected credit losses of $1,779 and $1,463, respectively	32,253	26,152
Materials and supplies	28,572	28,926
Other current assets	45,981	52,422
Total current assets	398,956	352,380
Equipment and property, net of accumulated depreciation of $330,173 and $315,891, respectively	130,362	133,257
Goodwill	772,325	721,819
Customer contracts, net	319,382	325,929
Trademarks & tradenames, net	114,016	108,976
Other intangible assets, net	9,807	11,679
Operating lease right-of-use assets	270,365	244,784
Financed receivables, long-term, net of allowance for expected credit losses of $3,121 and $2,522, respectively	58,634	47,097
Other assets	38,636	34,949
Total assets	$2,112,483	$1,980,870
LIABILITIES
Accounts payable	$42,874	$44,568
Accrued insurance - current	40,424	36,414
Accrued compensation and related liabilities	95,694	97,862
Unearned revenues	166,866	145,122
Operating lease liabilities - current	82,611	75,240
Current portion of long-term debt	15,000	18,750
Other current liabilities	66,300	73,206
Total current liabilities	509,769	491,162
Accrued insurance, less current portion	35,257	31,545
Operating lease liabilities, less current portion	191,565	172,520
Long-term debt	109,878	136,250
Other long-term accrued liabilities	69,463	67,345
Total liabilities	915,932	898,822
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,472,436 and 491,911,087 shares issued and outstanding, respectively	492,472	491,911
Additional paid in capital	113,995	105,629
Accumulated other comprehensive loss	(43,566)	(16,411)
Retained earnings	633,650	500,919
Total stockholders’ equity	1,196,551	1,082,048
Total liabilities and stockholders’ equity	$2,112,483	$1,980,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Customer services	$729,704	$650,199	$2,034,433	$1,823,957
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	348,158	305,474	980,316	864,888
Sales, general and administrative	213,581	194,261	612,353	539,951
Depreciation and amortization	24,282	23,617	73,454	70,519
Total operating expenses	586,021	523,352	1,666,123	1,475,358
OPERATING INCOME	143,683	126,847	368,310	348,599
Interest expense, net	846	222	2,294	1,334
Other (income), net	(1,980)	(447)	(5,170)	(33,598)
CONSOLIDATED INCOME BEFORE INCOME TAXES	144,817	127,072	371,186	380,863
PROVISION FOR INCOME TAXES	37,195	33,219	90,820	95,513
NET INCOME	$107,622	$93,853	$280,366	$285,350
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.19	$0.57	$0.58
Weighted average shares outstanding - basic	492,316	492,069	492,285	492,058
Weighted average shares outstanding - diluted	492,430	492,069	492,398	492,058
DIVIDENDS PAID PER SHARE	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)

(unaudited)

	Three Months Ending		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$107,622	$93,853	$280,366	$285,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,417)	(7,207)	(26,203)	(6,924)
Unrealized loss on available for sale securities	—	—	(952)	—
Change in derivatives	—	632	—	356
Other comprehensive income (loss), net of tax	(12,417)	(6,575)	(27,155)	(6,568)
Comprehensive income	$95,205	$87,278	$253,211	$278,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)

(unaudited)

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$575,229	$1,145,567
Net Income	—	—	—	—	107,622	107,622
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(12,417)	—	(12,417)
Cash dividends	—	—	—	—	(49,201)	(49,201)
Stock compensation	55	55	4,902	—	—	4,957
Employee stock buybacks	—	—	23	—	—	23
Balance at September 30, 2022	492,472	$492,472	$113,995	$(43,566)	$633,650	$1,196,551

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at June 30, 2021	492,079	$492,079	$98,842	$(10,890)	$470,653	$1,050,684
Net Income	—	—	—	—	93,853	93,853
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(7,207)	—	(7,207)
Change in derivatives	—	—	—	632	—	632
Cash dividends	—	—	—	—	(39,945)	(39,945)
Stock compensation	(22)	(22)	3,942	—	—	3,920
Employee stock buybacks	(8)	(8)	(300)	—	—	(308)
Balance at September 30, 2021	492,049	$492,049	$102,484	$(17,465)	$524,561	$1,101,629

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$500,919	$1,082,048
Net Income					280,366	280,366
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(26,203)	—	(26,203)
Unrealized losses on available for sale securities	—	—	—	(952)	—	(952)
Cash dividends	—	—	—	—	(147,635)	(147,635)
Stock compensation	786	786	15,128	—	—	15,914
Employee stock buybacks	(225)	(225)	(6,762)	—	—	(6,987)
Balance at September 30, 2022	492,472	$492,472	$113,995	$(43,566)	$633,650	$1,196,551

				Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 31, 2020	491,612	$491,612	$101,757	$(10,897)	$358,888	$941,360
Net Income					285,350	285,350
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				(6,924)		(6,924)
Change in derivatives				356		356
Cash dividends					(119,677)	(119,677)
Stock compensation	728	728	11,034		—	11,762
Employee stock buybacks	(291)	(291)	(10,307)		—	(10,598)
Balance at September 30, 2021	492,049	$492,049	$102,484	$(17,465)	$524,561	$1,101,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$280,366	$285,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,454	70,519
Stock-based compensation expense	15,914	11,762
Provision for expected credit losses	13,593	8,522
Gain on sale of assets, net	(5,170)	(33,598)
Provision for deferred income taxes	2,210	2,221
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(40,872)	(34,294)
Financing receivables	(21,021)	(13,041)
Materials and supplies	295	3,780
Other current assets	(3,580)	(11,426)
Accounts payable and accrued expenses	(669)	(8,564)
Unearned revenue	19,655	20,685
Other long-term assets and liabilities	8,362	(3,005)
Net cash provided by operating activities	342,537	298,911
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(110,418)	(39,692)
Capital expenditures	(22,921)	(20,031)
Proceeds from sale of assets	9,822	70,967
Other investing activities, net	139	(140)
Net cash (used in) provided by investing activities	(123,378)	11,104
FINANCING ACTIVITIES
Payment of contingent consideration	(11,663)	(19,413)
Borrowings under term loan	252,000	—
Borrowings under revolving commitment	11,000	82,500
Repayments of term loan	(175,000)	(83,000)
Repayments of revolving commitment	(118,000)	(134,500)
Payment of dividends	(147,635)	(119,677)
Cash paid for common stock purchased	(6,987)	(10,598)
Net cash used in financing activities	(196,285)	(284,688)
Effect of exchange rate changes on cash	(6,299)	(6,149)
Net increase in cash and cash equivalents	16,575	19,178
Cash and cash equivalents at beginning of period	105,301	98,477
Cash and cash equivalents at end of period	$121,876	$117,655
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,229	$681
Cash paid for income taxes, net	$104,974	$88,350
Non-cash additions to operating lease right-of-use assets	$92,365	$101,720

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

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 and other economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding COVID-19 and other economic trends. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends, as well as the economic consequences of COVID-19, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and other economic trends and may change materially in future periods.

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

ROLLINS, INC. AND SUBSIDIARIES

Accounting standards issued but not yet adopted

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this Update eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3.ACQUISITIONS

The Company made 27 acquisitions during the nine-month period ended September 30, 2022, and 39 acquisitions for the year ended December 31, 2021. For the 27 acquisitions completed through September 30, 2022, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

September 30, 2022
Accounts receivable, net	$2,926
Materials and supplies	439
Equipment and property	6,245
Goodwill	60,962
Customer contracts	44,377
Trademarks & tradenames	5,615
Other intangible assets	1,393
Current liabilities	(4,285)
Other assets and liabilities, net	(1,384)
Total consideration	$116,288
Less: Acquisition holdback liabilities	(8,978)
Total cash purchase price	$107,310

The Company also made a final payment of $3.1 million for a 2021 acquisition in 2022.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the nine months ended September 30, 2022, $61.0 million of goodwill was added related to the 27 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary until the Company obtains final information regarding these fair values.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 4.REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the following table.

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
United States	$676,408	$602,336	$1,884,571	$1,686,371
Other countries	53,296	47,863	149,862	137,586
Total Revenues	$729,704	$650,199	$2,034,433	$1,823,957

Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Residential revenue	$337,878	$307,747	$922,448	$835,871
Commercial revenue	243,478	218,648	683,748	618,183
Termite completions, bait monitoring, & renewals	139,668	117,423	406,155	350,791
Franchise revenues	4,068	4,128	11,960	11,698
Other revenues	4,612	2,253	10,122	7,414
Total Revenues	$729,704	$650,199	$2,034,433	$1,823,957

The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Deferred revenue recognized in the three and nine months ended September 30, 2022 and 2021 was $51.6 million and $47.3 million, respectively and $152.5 and $139.6, respectively. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Beginning balance	$192,972	$172,951	$168,607	$149,224
Deferral of unearned revenue	54,946	49,060	180,209	165,094
Recognition of unearned revenue	(51,553)	(47,316)	(152,451)	(139,623)
Ending balance	$196,365	$174,695	$196,365	$174,695

As of September 30, 2022, and December 31, 2021, the Company had long-term unearned revenue of $29.5 million and $18.4 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.

ROLLINS, INC. AND SUBSIDIARIES

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

The Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s Beacon/credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing, require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financing receivables include installment receivable amounts, some of which are due subsequent to one year from the balance sheet dates.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 (in thousands).

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at June 30, 2022	$13,666	$4,554	$18,220
Provision for expected credit losses	3,842	1,316	5,158
Write-offs charged against the allowance	(5,095)	(970)	(6,065)
Recoveries collected	1,370	—	1,370
Balance at September 30, 2022	$13,783	$4,900	$18,683

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at June 30, 2021	$13,863	$4,341	$18,204
Provision for expected credit losses	3,526	323	3,849
Write-offs charged against the allowance	(5,163)	(657)	(5,820)
Recoveries collected	1,247	—	1,247
Balance at September 30, 2021	$13,473	$4,007	$17,480

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	9,396	4,195	13,591
Write-offs charged against the allowance	(13,561)	(3,280)	(16,841)
Recoveries collected	4,063	—	4,063
Balance at September 30, 2022	$13,783	$4,900	$18,683

	Allowance for Credit Losses
	Trade	Financed	Total
	Receivables	Receivables	Receivables
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	5,760	2,762	8,522
Write-offs charged against the allowance	(12,912)	(1,986)	(14,898)
Recoveries collected	3,771	—	3,771
Balance at September 30, 2021	$13,473	$4,007	$17,480

ROLLINS, INC. AND SUBSIDIARIES

NOTE 6.GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in goodwill during the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

Goodwill:
Balance at December 31, 2020	$653,176
Additions	69,264
Adjustments due to currency translation	(621)
Balance at December 31, 2021	721,819
Additions	60,962
Measurement adjustments	65
Adjustments due to currency translation	(10,521)
Balance at September 30, 2022	$772,325

The carrying amount of goodwill in foreign countries was $88.9 million as of September 30, 2022 and $82.1 million as of December 31, 2021.

The Company completed its most recent annual impairment analysis as of September 30, 2022. Based upon the results of this analysis, the Company concluded that no impairment of its goodwill or other intangible assets was indicated.

The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
		Accumulated	Carrying		Accumulated	Carrying	Useful Life
	Gross	Amortization	Value	Gross	Amortization	Value	in Years
Amortizable intangible assets:
Customer contracts	$567,698	$(248,316)	$319,382	$551,277	$(225,348)	$325,929	3-20
Trademarks and tradenames	18,086	(7,201)	10,885	12,784	(6,492)	6,292	7-20
Non-compete agreements	13,999	(6,927)	7,072	13,125	(5,573)	7,552	3-20
Patents	6,934	(6,692)	242	6,946	(5,509)	1,437	3-15
Other assets	1,910	(1,645)	265	2,150	(1,687)	463	10
Total amortizable intangible assets	$608,628	$(270,781)	337,847	$586,282	$(244,609)	341,673
Indefinite-lived intangible assets:
Trademarks and tradenames			103,131			102,684
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			105,358			104,911
Total customer contracts and other intangible assets			$443,205			$446,584

The carrying amount of customer contracts in foreign countries was $41.6 million and $42.1 million as of September 30, 2022 and December 31, 2021, respectively. The carrying amount of trademarks and tradenames in foreign countries was $4.1 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively. The carrying amount of other intangible assets in foreign countries was $0.7 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.

Amortization expense related to intangible assets was $15.9 million and $13.4 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $46.7 million and $39.5 million for the nine months ended September 30, 2022 and 2021, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of September 30, 2022 are as follows:

(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$16,283
2023	59,772
2024	56,197
2025	47,083
2026	42,670

NOTE 7.LEASES

The Company leases certain buildings, vehicles, and equipment. The Company elected the practical expedient approach permitted under Accounting Standards Codification Topic 842 “Leases”, not to include short-term leases with a duration of 12 months or less on the balance sheet. As of September 30, 2022, and December 31, 2021, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except Other Information)
Lease Classification	Financial Statement Classification	2022	2021	2022	2021
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$46	$51	$108	$176
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	24,419	23,472	72,057	69,497
Total lease expense		$24,465	$23,523	$72,165	$69,673

Other Information:
Weighted-average remaining lease term - operating leases				5.2 years	5.5 years
Weighted-average discount rate - operating leases				3.41%	3.69%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases				$71,240	$68,614

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options as of September 30, 2022 were as follows:

Operating
(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$24,234
2023	86,079
2024	62,772
2025	44,160
2026	26,286
2027	14,764
Thereafter	48,050
Total Future Minimum Lease Payments	306,345
Less: Amount representing interest	32,169
Total future minimum lease payments, net of interest	$274,176

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $163.5 million for building leases and $142.8 million for vehicle leases. As of September 30, 2022, the Company had additional future obligations of $15.6 million for leases that had not yet commenced.

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

As of September 30, 2022, and December 31, 2021, we had investments in international bonds of $10.6 million and $12.6 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At December 31, 2021, the entire investment was recorded in other current assets. Management reassessed their intentions on the investment and at September 30, 2022, $0.6 million was included in other current assets and $10.0 million was included in other assets. The bonds are recorded at fair market value with unrealized losses of $1.0 million included in other comprehensive income during the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had $19.4 million and $25.2 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$22,742	$27,057	$25,156	$35,744
New acquisitions and revaluations	3,706	1,341	6,457	5,314
Payouts	(6,468)	(6,540)	(11,663)	(19,413)
Interest on outstanding contingencies	79	178	327	715
Charge offset, forfeit and other	(669)	(514)	(887)	(838)
Ending balance	$19,390	$21,522	$19,390	$21,522

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

As of September 30, 2022, the Company had outstanding borrowings of $124.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of September 30, 2022 was 3.866%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving

ROLLINS, INC. AND SUBSIDIARIES

Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of September 30, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

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

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to net gains of $1.0 million and net losses of $0.1 million for the quarters ended September 30, 2022 and 2021, respectively, and net gains of $1.1 million and net losses of $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The fair values of the Company’s FX Forwards were recorded as a net asset of $0.8 million in Other Current Assets as of September 30, 2022 and an insignificant net obligation in Other Current Liabilities as of December 31, 2021, respectively.

As of September 30, 2022, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

Non-Designated Derivative Summary

	Number of	Sell	Buy
FX Forward Contracts	Instruments	Notional	Notional
Sell AUD/Buy USD Fwd Contract	16	2,300	$1,615
Sell CAD/Buy USD Fwd Contract	16	16,000	12,313
Total	32		$13,928

NOTE 11.CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our

ROLLINS, INC. AND SUBSIDIARIES

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

The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third party to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

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

NOTE 12.PENSION PLANS

In September 2019, the Company settled its fully-funded Rollins, Inc. pension plan, and during 2021, all remaining assets were reverted to the Company per ERISA regulations. The Company continues to sponsor its Waltham, Inc. defined benefit plan. This plan had assets of $2.2 million, a projected liability of $2.9 million and an unfunded status of $0.7 million as of September 30, 2022. The Company has not made any employer contributions to its Waltham defined benefit retirement plan in 2022.

NOTE 13.STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2022, the Company paid $147.6 million, or $0.30 per share, in cash dividends compared to $119.7 million, or $0.24 per share, during the same period in 2021.

During the nine months ended September 30, 2022 and during the same period in 2021, the Company did not repurchase shares on the open market.

The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.0 million and $0.3 million for the quarters ended September 30, 2022 and 2021, and $7.0 million and $10.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

As more fully discussed in Note 15 of the Company’s notes to the consolidated financial statements in its 2021 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. Beginning with the 2022 grant, restricted shares vest in 20 percent increments over five years from the date of the grant. Prior grants vest over six years from the date of grant. The Company issues new shares from its authorized but unissued share pool. As of September 30, 2022, approximately 5.9 million shares of the Company’s common stock were reserved for issuance.

ROLLINS, INC. AND SUBSIDIARIES

Time Lapse Restricted Shares

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Time lapse restricted stock:
Pre-tax compensation expense	$4,957	$3,920	$15,914	$11,762
Tax benefit	(1,298)	(1,025)	(3,894)	(2,950)
Restricted stock expense, net of tax	$3,659	$2,895	$12,020	$8,812

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2022:

		Weighted
		Average
	Number of	Grant-Date
(number of shares in thousands)	Shares	Fair Value
Unvested Restricted Stock at December 31, 2021	2,596	$26.26
Forfeited	(68)	26.32
Vested	(666)	19.97
Granted	854	30.12
Unvested Restricted Stock at September 30, 2022	2,716	$28.93

As of September 30, 2022, and December 31, 2021, the Company had $57.9 million and $65.2 million of total unrecognized compensation cost, respectively, related to time-lapse restricted shares that are expected to be recognized over a weighted average period of approximately 3.7 years and 4.5 years, respectively.

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

A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted-average outstanding common shares	489,756	489,306	489,705	489,241
Add participating securities:
Weighted-average time-lapse restricted awards	2,560	2,763	2,580	2,817
Total weighted-average shares outstanding - basic	492,316	492,069	492,285	492,058
Dilutive effect of restricted stock units	114	—	113	—
Weighted-average shares outstanding - diluted	492,430	492,069	492,398	492,058

ROLLINS, INC. AND SUBSIDIARIES

NOTE 15.INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $37.2 million and $33.2 million for the three months ended September 30, 2022 and 2021, respectively, and $90.8 million and $95.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s effective tax rate decreased to 25.7% in the third quarter of 2022 compared to 26.1% in 2021. During the nine months ended September 30, 2022, the Company’s effective tax rate decreased to 24.5% compared to 25.1% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

As of September 30, 2022 and December 31, 2021, we had deferred income tax assets of $2.6 million and $2.9 million, respectively, included in other assets, and deferred income tax liabilities of $15.1 million and $13.3 million, respectively, included in other long-term accrued liabilities.

NOTE 16.SUBSEQUENT EVENTS

Quarterly Dividend

On October 25, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.13 per share payable on December 9, 2022 to stockholders of record at the close of business on November 10, 2022.

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

GENERAL OPERATING COMMENTS

Revenues for the quarter increased 12.2% percent to $729.7 million compared to $650.2 million for the prior year. Income before income taxes increased 14.0% to $144.8 million compared to $127.1 million the prior year. Net income increased 14.7% to $107.6 million, with earnings per diluted share of $0.22 compared to $93.9 million, or $0.19 per diluted share for the prior year.

During the nine months ended September 30, 2022, revenues increased 11.5% to $2.0 billion compared to $1.8 billion for the prior year. Income before income taxes decreased 2.5% to $371.2 million compared to $380.9 million the prior year. Net income decreased 1.7% to $280.4 million, with earnings per diluted share of $0.57 compared to $285.4 million, or $0.58 per diluted share for the prior year.

As more fully discussed in the results of operations, our residential, commercial, and termite and ancillary services experienced double digit revenue percentage growth for both the quarter and nine months ended September 30, 2022.

IMPACT OF COVID-19 AND OTHER ECONOMIC TRENDS

The global spread and unprecedented impact of the COVID-19 pandemic (“COVID-19”) has created uncertainty and economic disruption around the world. We will continue to monitor COVID-19 and may again take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers. We do not know when, or if, it will become practical to eliminate all of these measures entirely as there is no guarantee that COVID-19 will be fully contained.

In addition, continued disruption in economic markets due to high inflation, increased fuel costs, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to carry out various strategies previously implemented to help mitigate the impact of these economic disruptors, including revamping its routing and scheduling process to decrease the number of miles per stop, advanced scheduling to compensate for employee and vehicle shortages, shipping delays, and maintaining higher purchasing levels to allow for sufficient inventory. However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of COVID-19 and other economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding COVID-19 and other economic trends. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends, as well as the economic consequences of COVID-19, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and other economic trends and may change materially in future periods.

ROLLINS, INC. AND SUBSIDIARIES

The extent to which COVID-19, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2022 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
REVENUES
Customer services	$729,704	$650,199	79,505	12.2	100.0	100.0
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	348,158	305,474	42,684	14.0	47.7	47.0
Sales, general and administrative	213,581	194,261	19,320	9.9	29.3	29.9
Depreciation and amortization	24,282	23,617	665	2.8	3.3	3.6
Total operating expenses	586,021	523,352	62,669	12.0	80.3	80.5
OPERATING INCOME	143,683	126,847	16,836	13.3	19.7	19.5
Interest expense, net	846	222	624	NM	0.1	0.0
Other (income), net	(1,980)	(447)	(1,533)	NM	(0.3)	(0.1)
CONSOLIDATED INCOME BEFORE INCOME TAXES	144,817	127,072	17,745	14.0	19.8	19.5
PROVISION FOR INCOME TAXES	37,195	33,219	3,976	12.0	5.1	5.1
NET INCOME	$107,622	$93,853	13,769	14.7	14.7	14.4

Revenue

Revenues for the third quarter ended September 30, 2022 were $729.7 million, an increase of $79.5 million, or 12.2%, from third quarter 2021 revenues of $650.2 million. Revenue performance was strong in the third quarter despite a resurgence of COVID-19 that affected our business earlier in the quarter as well as the business interruption from Hurricane Ian that impacted the Southeast market in the latter part of the quarter. Comparing 2022 to 2021, residential pest control revenue increased 10%, commercial pest control revenue increased 11% and termite and ancillary services grew 19%. The Company’s revenue mix for the third quarter ended September 30, 2022 consisted primarily of 46% residential pest control, 33% commercial pest control and 19% termite and ancillary revenues (such as moisture control, insulation, deck and gutter work). The Company’s foreign operations accounted for approximately 7% of total revenues for the third quarters ended September 30, 2022 and 2021.

Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2022	2021	2020
First Quarter	$590,680	$535,554	$487,901
Second Quarter	714,049	638,204	553,329
Third Quarter	729,704	650,199	583,698
Fourth Quarter	—	600,343	536,292
Year to date	$2,034,433	$2,424,300	$2,161,220

ROLLINS, INC. AND SUBSIDIARIES

Cost of Services Provided

For the quarter ended September 30, 2022, cost of services provided increased $42.7 million, or 14.0%, compared to the quarter ended September 30, 2021. As a percentage of revenue cost of services increased to 47.7% from 47.0% in the prior year. Cost of services as a percent of revenue increased primarily due to an increase in the casualty reserve. The change in the casualty reserve was driven by a number of asserted auto claims that matured in the quarter.  These claims can change from time to time and we either reached resolution or received additional information about the nature of the claim that provided a better estimation of the total liability associated with the claim in the quarter. We also saw a general increase in spending associated with people, materials and supplies and fleet costs, due to an increase in business activity albeit at a slower pace than revenue growth.

Sales, General and Administrative

For the quarter ended September 30, 2022, sales, general and administrative (SG&A) expenses increased $19.3 million, or 9.9%, compared to the quarter ended September 30, 2021. As a percentage of revenue SG&A decreased to 29.3% from 29.9% in the prior year. Despite investing in additional people, advertising and other customer facing activities to drive growth, we saw an improvement in SG&A as a percentage of sales as we continue to manage our cost structure. Although claims activity had an impact on SG&A, it had a lesser impact on SG&A than cost of services.

Depreciation and Amortization

For the quarter ended September 30, 2022, depreciation and amortization increased $0.7 million, or 2.8%, compared to the quarter ended September 30, 2021. The increase was due to the additional amortization from acquisitions.

Operating Income

For the quarter ended September 30, 2022, operating income increased $16.8 million, or 13.3%, compared to the quarter ended September 30, 2021. As a percentage of revenue operating income increased to 19.7% from 19.5% in the prior year.  Operating income increased due to an increase in revenue driven by double digit growth in all lines of service, despite a resurgence of COVID-19 that affected our productivity earlier in the quarter as well as the business interruption from Hurricane Ian that impacted the Southeast market in the latter part of the quarter. The improvement in revenue was partially offset by an increase in expenses associated with the casualty reserve as well as an increase in spending associated with people, advertising and customer facing activities.

Other Income, Net

During the quarter ended September 30, 2022, other income increased $1.5 million compared to the quarter ended September 30, 2021 due to gains on asset sales.

Interest Expense, Net

For the quarter ended September 30, 2022, interest expense, net increased $0.6 million, compared to the quarter ended September 30, 2021 due to the increase in the average debt balance and the increase in weighted average interest rates.

Income Taxes

The Company’s effective tax rate decreased to 25.7% in the third quarter of 2022 compared to 26.1% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

ROLLINS, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

	Nine Months Ended September 30,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
REVENUES
Customer services	$2,034,433	$1,823,957	210,476	11.5	100.0	100.0
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	980,316	864,888	115,428	13.3	48.2	47.4
Sales, general and administrative	612,353	539,951	72,402	13.4	30.1	29.6
Depreciation and amortization	73,454	70,519	2,935	4.2	3.6	3.9
Total operating expenses	1,666,123	1,475,358	190,765	12.9	81.9	80.9
OPERATING INCOME	368,310	348,599	19,711	5.7	18.1	19.1
Interest expense, net	2,294	1,334	960	72.0	0.1	0.1
Other (income), net	(5,170)	(33,598)	28,428	84.6	(0.3)	(1.8)
CONSOLIDATED INCOME BEFORE INCOME TAXES	371,186	380,863	(9,677)	(2.5)	18.2	20.9
PROVISION FOR INCOME TAXES	90,820	95,513	(4,693)	(4.9)	4.5	5.2
NET INCOME	$280,366	$285,350	(4,984)	(1.7)	13.8	15.6

Revenue

Revenues for the nine months ended September 30, 2022 were $2.0 billion, an increase of $210.5 million, or 11.5%, from 2021 revenues of $1.8 billion. Comparing 2022 to 2021, residential pest control revenue increased 10%, commercial pest control revenue increased 11% and termite and ancillary services grew 16%. The Company’s revenue mix for the nine months ended September 30, 2022 consisted primarily of 45% residential pest control, 34% commercial pest control and 20% termite and ancillary revenues. The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Services Provided

For the nine months ended September 30, 2022, cost of services provided increased $115.4 million, or 13.3%, compared to the nine months ended September 30, 2021. As a percentage of revenue cost of services increased to 48.2% from 47.4% in the prior year. Cost of Services increased due to an increase in the casualty reserve in the third quarter coupled with an increase in people costs, materials and supplies and fleet costs due to an increase in business activity.

Sales, General and Administrative

For the nine months ended September 30, 2022, sales, general and administrative (SG&A) expenses increased $72.4 million, or 13.4%, compared to the nine months ended September 30, 2021. As a percentage of revenue SG&A increased to 30.1% from 29.6% in the prior year. SG&A increased due primarily to an increase in people costs, advertising costs and fleet costs due to an increase in business activity.

Depreciation and Amortization

For the nine months ended September 30, 2022, depreciation and amortization increased $2.9 million, or 4.2%, compared to the nine months ended September 30, 2021. The increase was primarily due to the additional amortization from several acquisitions.

ROLLINS, INC. AND SUBSIDIARIES

Operating Income

For the nine months ended September 30, 2022, operating income increased $19.7 million, or 5.7%, compared to the prior year. As a percentage of revenue operating income decreased to 18.1% from 19.1% in the prior year.  The increase in revenue was partially offset by an increase in expense associated with the casualty reserve in the third quarter coupled with an increase in spending associated with people, advertising, and fleet costs on the increased business activity.

Other Income, Net

During the nine months ended September 30, 2022, other income decreased $28.4 million compared to the nine months ended September 30, 2021 due to the Company recognizing a $31.5 million gain in the prior year related to multiple sale-leaseback transactions where the Company sold and leased back properties that it acquired in 2019 with the Clark Pest Control acquisition.

Interest Expense, Net

During the nine months ended September 30, 2022, interest expense, net increased $1.0 million compared to the nine months ended September 30, 2021 primarily due to the increase in the average debt balance and the increase in weighted average interest rates for the nine months ended September 30, 2022.

Income Taxes

During the nine months ended September 30, 2022, the Company’s effective tax rate decreased to 24.5% compared to 25.1% in 2021. The rate was lower due to a decrease in foreign taxes from 2021 to 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

The Company’s $121.9 million of total cash at September 30, 2022 is primarily money market funds and cash held at various banking institutions. Approximately $65.4 million is held in cash accounts at international bank institutions and the remaining $56.5 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. Repatriation of cash from the Company’s international subsidiaries is not a part of the Company’s current business plan.

As of September 30, 2022, the Company had outstanding borrowings of $124.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of September 30, 2022 was 3.866%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of September 30, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business. In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at September 30, 2022 and expects to maintain compliance throughout 2022.

The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its $175 million revolving credit facility and $300 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the nine-month periods presented:

	Nine Months Ended September 30,		Variance
(in thousands)	2022	2021	$	%
Net cash provided by operating activities	$342,537	$298,911	43,626	14.6
Net cash (used in) provided by investing activities	(123,378)	11,104	(134,482)	NM
Net cash used in financing activities	(196,285)	(284,688)	88,403	31.1
Effect of exchange rate on cash	(6,299)	(6,149)	(150)	(2.4)
Net increase in cash and cash equivalents	$16,575	$19,178	(2,603)	(13.6)

Cash Provided by Operating Activities

Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $342.5 million and $298.9 million for the nine months ended September 30, 2022 and 2021, respectively. The $43.6 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.

ROLLINS, INC. AND SUBSIDIARIES

Cash Used in or Provided by Investing Activities

The Company’s investing activities used $123.4 million for the nine months ended September 30, 2022 and provided $11.1 million for the nine months ended September 30, 2021. The Company invested approximately $22.9 million in capital expenditures during 2022 compared to $20.0 million during 2021. Capital expenditures for the period consisted primarily of equipment replacements and technology-related projects.  Cash paid for acquisitions totaled $110.4 million for the nine months ended September 30, 2022 as compared to $39.7 million for the nine months ended September 30, 2021. The expenditures for the Company’s acquisitions were funded through existing cash balances and operating cash flows. The nine months ended September 30, 2021 included approximately $67 million in cash proceeds from the sale of assets related to the Clark Pest property sale-leaseback transactions.

Cash Provided by or Used in Financing Activities

Cash used by financing activities was $196.3 million during the nine months ended September 30, 2022 compared to cash used of $284.7 million in the prior year. The Company made net debt repayments of $30.0 million during the nine months ended September 30, 2022, compared to net repayments of $135.0 million during 2021. A total of $147.6 million was paid in cash dividends ($0.30 per share) during the nine months ended September 30, 2022 compared to $119.7 million in cash dividends paid ($0.24 per share) during the nine months ended September 30, 2021.

In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2022 nor during the same period in 2021. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $7.0 million and $10.6 million of common stock for the nine months ended September 30, 2022 and 2021, respectively, from employees for the payment of taxes on vesting restricted shares.

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

The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third party to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc.  We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking-statements include, but are not limited to, statements regarding:

●	the Company’s belief that its accounting estimates and assumptions, financial condition and results of operations may change materially in future periods in response to the COVID-19 pandemic;
●	the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, either alone or in the aggregate, which could have a material adverse effect on our business, or liquidity, financial condition and results of operations;
●	the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;
●	the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;
●	risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $175.0 million revolving credit facility and $300.0 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;
●	the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2022;
●	the Company’s belief that the adoption of ASU 2022-02 and ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements;
●	the Company’s ability to continue the purchase of Company common stock when appropriate;
●	risks related to the Company’s ability to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies and that repatriation of cash from the company’s foreign subsidiaries is not a part of the Company’s current business plan;
●	the Company’s expectation that total unrecognized compensation cost related to time-lapse restricted shares will be recognized over a weighted average period of approximately 3.7 years;

ROLLINS, INC. AND SUBSIDIARIES

●	the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;
●	the Company’s conclusion that there are no impairments of its goodwill or other intangible assets;
●	the Company’s belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized;
●	the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
●	the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;
●	the Company’s belief that recent disruptions in economic markets due to high inflation, increased fuel costs, and supply chain issues, all pose current and future challenges which may adversely affect the Company’s future performance;
●	that the Company cannot reasonably estimate whether its current strategies will help mitigate the impact of high inflation, increased fuel costs, employee and vehicle shortages, shipping delays and supply chain issues in the future;
●	the Company’s belief that it maintains adequate liquidity and capital resources that are directed to finance domestic operations and obligations and to fund expansion of its domestic business for the foreseeable future without regard to its foreign deposits; and
●	the Company’s belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2021 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2022.

ITEM 4.CONTROLS AND PROCEDURES

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as

ROLLINS, INC. AND SUBSIDIARIES

of September 30, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The Company contracts with an independent third party to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

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

ROLLINS, INC. AND SUBSIDIARIES

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Rollins, Inc did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2022 to September 30, 2022.

			Total number of
		Weighted-	shares purchased as	Maximum number of
	Total number of	average	part of publicly	shares that may yet be
	shares	price paid	announced	purchased under the
Period	purchased	per share	repurchases (1)	repurchase plan (1)
July 1 to 31, 2022	—	$—	—	11,415,625
August 1 to 31, 2022	—	—	—	11,415,625
September 1 to 30, 2022	—	—	—	11,415,625
Total	—	$—	—	11,415,625

(1)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
2.1	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative	10-Q	April 26, 2019	10.1
2.2	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership	10-Q	April 26, 2019	10.2
2.3	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership	10-Q	April 26, 2019	10.3
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017	10-Q	October 27, 2017	10.1
10.2*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.1
10.3*	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.2
10.4*	Written description of Rollins, Inc. Performance-Based Incentive Cash Compensation Plan for Executive Officer	8-K	February 1, 2021	10(a)
10.5*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.6*	Form of Restricted Stock Grant Agreement	8-K	April 28, 2008	10(d)
10.7*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.8*	Summary of Compensation Arrangements with Executive Officers	10-K	February 25, 2011	(10)(q)
10.9*	Summary of Compensation Arrangements with Non-Employee Directors	10-K	February 25, 2015	10(i)
10.10	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, Inc. and SunTrust Bank and Bank of America, N.A.	10-K	February 28, 2020	10.1
10.11	Amended Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.12
10.12	Annex A to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as	10-K	February 25, 2022	10.13

ROLLINS, INC. AND SUBSIDIARIES

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
Administrative Agent and as a Lender and Bank of America, N.A. as a Lender
10.13	Annex B to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.14
10.14*	Form of Rollins, Inc. 2022 Executive Bonus Plan	10-K	February 25, 2022	10.15
10.15*	Rollins, Inc. 2022 Executive Bonus Plan - Jerry Gahlhoff	10-K	February 25, 2022	10.16
10.16*	Confidential Settlement and General Release Agreement dated as of April 5, 2022 between the Company and Paul E. Northen	10-Q	April 28, 2022	10.17
10.17*	Form of Time-Lapse Restricted Stock Agreement for Non-Section 16 Reporting Person				X
10.18*	Form of Time-Lapse Restricted Stock Agreement For Section 16 Reporting Persons				X
10.19*	Offer Letter dated July 25, 2022, between Kenneth D. Krause and the Company				X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
*	Indicates management contract or compensatory plans or arrangements.
**	Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 27, 2022	By:	/s/ Gary W. Rollins
Gary W. Rollins
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2022	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer
(Principal Accounting Officer)