Form 10-K
period 2022-12-31
ROLLINS INC
filed 2023-02-16
CIK 84839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2022 was $8,027,727,333 based on the reported last sale price of common stock on June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Rollins, Inc. had 492,280,053 shares of Common Stock outstanding as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14.

Rollins, Inc.

Form 10-K

For the Year Ended December 31, 2022

PART I

Item 1.     Business

General Overview

Rollins, Inc. (“Rollins,” “we,” “us,” “our,” or the “Company”), is an international services company headquartered in Atlanta, Georgia. Through our family of leading brands, we provide essential pest and wildlife control services and protection against termite damage, rodents and insects to more than two million residential and commercial customers from more than 800 Company-owned and franchised locations in approximately 70 countries.  Over the course of our lengthy operating history, we have garnered a reputation for providing great customer service. The contracted and recurring nature of our services provide us with visibility into a significant portion of our future earnings.

In 1964, brothers O. Wayne and John Rollins acquired Orkin Exterminating Company and in 1965 we changed our name from Rollins Broadcasting, Inc to Rollins, Inc. In 1968, Rollins began trading on the New York Stock Exchange under the symbol “ROL.” Since then, we have grown into a premier consumer and commercial services business with numerous industry leading brands including the world renowned Orkin, as well as HomeTeam Pest Defense, Clark Pest Control, Western Pest Services, Critter Control Wildlife, and Northwest Exterminating, among others.

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

Robust Operating Platform with Proprietary Technology

Our extensive footprint creates an efficient and scalable operating platform to facilitate exceptional customer service delivery, increased cross-selling opportunities, and cost efficiencies. We have strategically invested in proprietary routing and scheduling technologies to increase our competitive advantage, which includes real-time service tracking and customer internet communication to personalize the customer experience. We run our proprietary Branch Operating Support System (“BOSS”), which offers a back-end interface to facilitate service tracking and payment processing for technicians. BOSS also provides virtual route management tools to increase route efficiency across our network, reducing miles driven and associated costs while increasing customer retention through on-time and rapid response service.

Differentiated Employee Base and Service Delivery

Our employees are critical to delivering an outstanding customer experience, and we are highly focused on providing our team with best-in-class training and development opportunities. We operate the 27,000 square foot Rollins Learning Center training facility located in Atlanta, GA, which is a distance-learning and global broadcast facility with simulated environments and classrooms for training. In addition to in-person training, the Rollins Learning Center offers on-demand training sessions that employees can access from anywhere in the world that are produced at our on-site, state-of-the-art broadcast studio. Our unique programs contribute to our position as an employer of choice and have earned us recognition from Training magazine among the Top 125 U.S. Training Companies 17 times in the past 20 years. We were also recognized by the Top Workplaces program as a top workplace on both a national and local level.  This marks the seventh consecutive year to be recognized in Atlanta. We continuously monitor co-worker engagement and customer loyalty.

Experienced Management Team

Our management team combines extensive business and consumer services experience with robust local pest control leadership. Consistent with our culture of attracting, developing and progressing talented individuals, our senior leadership team consists of a combination of long-term internal leaders and strategic hires from well-respected external platforms. Our Chairman, Gary Rollins, is the son of Rollins, Inc. co-founder O. Wayne Rollins and has spent his entire career with the Company, serving as Chief Executive Officer (“CEO”) from 2001 to 2022. Effective January 1, 2023, Jerry Gahlhoff, Jr. assumed the role of CEO and now serves as President and CEO.

International Business

We continue to expand our international presence through organic growth, acquisitions, and our international franchise programs. In 2022, we saw revenue growth in our operations in Canada, Australia, and the United Kingdom. We believe geographic diversity allows us to increase brand recognition, meet demands of global customers, and draw on business and technical expertise from teams in several countries, and offers us an opportunity to access new markets.

Franchising Programs

We have franchise programs through Orkin, Critter Control and our Australian subsidiaries. We had a total of 137, 135 and 128 domestic franchise agreements as of December 31, 2022, 2021 and 2020, respectively. International franchise agreements totaled 89, 103 and 101 as of December 31, 2022, 2021 and 2020, respectively. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.

Acquisition Strategy

We have extensive experience acquiring companies of all sizes. Over the last three years, we have completed approximately 100 acquisitions, including 31 acquisitions in 2022. Our acquisition strategy targets high quality, profitable businesses with strong leadership that would benefit from incremental growth capital and have the potential to achieve margin expansion through cost and revenue synergies.

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

	Consolidated Net Revenues
(in thousands)	2022	2021	2020
First Quarter	$590,680	$535,554	$487,901
Second Quarter	714,049	638,204	553,329
Third Quarter	729,704	650,199	583,698
Fourth Quarter	661,390	600,343	536,292
Year to date	$2,695,823	$2,424,300	$2,161,220

Our quarterly profitability correlates with our revenue due to seasonality, as profit is lower in the first and fourth quarters and higher in the second and third quarters.

Materials and Supplies

Our Company has relationships with a vast network of national pest control product distributors, manufacturers and other suppliers for pest and termite treatment products. We maintain a sufficient level of products, materials, and other supplies to fulfill our immediate servicing needs and to mitigate any potential short-term shortage in availability from our national network of suppliers. We also have qualified comparable products and materials for key categories to have alternatives ready as needed. However, at any time supply chain disruptions that are more than short-term in nature could impact our levels of products, materials and other supplies.

Competition

We operate in a highly competitive environment. The principal factors of competition in our pest and termite control markets are quality and speed of service, customer proximity, customer satisfaction, brand awareness and reputation, terms of guarantees, safety, technical proficiency and price. Due to our strong direct partnerships with product manufacturers, distributors, and visibility into the inventories, ordering and distribution of materials and supplies, we are able to foresee potential supply disruptions and to quickly adapt. The use of an innovative and industry changing distribution model and technology enables us to maintain adequate supplies for our field operations without a significant investment in warehousing and inventory.

We believe that, through our wholly-owned subsidiaries, we compete effectively and favorably with our competitors as one of the world’s largest pest and termite control companies. Our major competitors include Rentokil, Ecolab, and Anticimex.

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

Consumer Protection, Privacy and Solicitation Matters

Additionally, we are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers generally, including laws governing lending, debt collection and consumer finance, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act of 1991 and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission, along with state laws and other legal authorities, govern our telephone and texting sales practices. The CAN-SPAM Act regulates our email solicitations and the Consumer Review Fairness Act regulates consumer opinions on social media regarding our products and services. The California Consumer Privacy Act, the first of its kind and followed by the California Privacy Rights Act, and laws in other states provide consumers and sometimes employees the right to know what personal data businesses collect, how the data is used, and give them the right to access, delete and opt out of the sale of their personal information to third parties. We are subject to some of these states’ laws depending on the number of customers or amount of revenue in the specific state.

Franchise Matters

Certain of our subsidiaries are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of our franchises. Certain state regulations also affect our ability as a franchisor to revoke or refuse to renew a franchise. From time to time, we and one or more franchisees have been, and may in the future become, involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with our standards or franchise renewal criteria. Any such franchise dispute could possibly have an adverse effect on our reputation, financial condition, results of operations and cash flows.

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

As of December 31, 2022, the Company had 17,515 employees. Approximately 15,800 of our employees were located in the United States, with approximately 14,700 employees at U.S. branch offices. Of the U.S. employees, less than 2% are represented by a labor union or covered by a collective bargaining agreement.

At December 31,	2022	2021	2020
Employees	17,515	16,482	15,616

Leadership Development

Developing existing and future leaders is critical to our ongoing success as a company.  Each year, we conduct in-depth leadership talent reviews for each people leader in our organization.  During those reviews, we identify top talent leaders who have both the capability and desire to perform at the next level of leadership.  For those leaders, we either build or update focused development plans to proactively develop the leadership skills needed at that next level of leadership.  We also identify peer mentorship opportunities where our seasoned leaders are able to assist in the development of their peers.  Each Rollins brand cultivates its own leadership development programs that support its own values and culture while considering the best practices of all Rollins brands.  Our leaders are trained on the fundamentals of people leadership, business acumen, sales excellence, and technical expertise.  Rollins, Inc. owns senior-level leadership training at the highest levels where top talent is identified to participate in our annual Region Manager Development Program (RMDP).  RMDP is a one-year class with several different stages and is focused on helping selected leaders prepare for leading leaders and building high-performing teams across multiple locations within a defined geographical region.  Since 2018, we have graduated a total of 69 senior leaders in four different RMDP classes, with continued successes with promotions to our Division President level.

Workplace Inclusion

We make it a priority to promote and create a diverse, equitable and inclusive workplace that results in higher levels of satisfaction and engagement, stronger staff retention, higher productivity, and a heightened sense of belonging. Our mission is to have a culture of inclusion, where all individuals feel respected, are treated fairly, with an equitable opportunity to excel.

Our Workplace Inclusion (WPI) mission to build an inclusive workplace has continued since 2020 under the guidance of our Executive Sponsor and Inclusion Advisory Council which is made up of employees from Rollins brands across the United States. In January 2022 the role of fulltime Director of WPI became active. The Director’s primary role is to implement the WPI Strategic Plan (the “Plan”) which was approved by the Executive Leadership team in April of 2022.  The Plan includes 5 Strategic Focus Areas which will be implemented across all brands. The 5 Strategic Focus areas are Training & Education, Talent Acquisition & Career Development, Policies & Programs, Communication and Employee Resource Groups.  We formed six (6) taskforces, led by functional and brand subject matter experts, to execute on the Plan goals.

With the continued focus on inclusion, the employee demographic year-over-year comparison showed positive trends in the percentage of women and people of color in underrepresented job categories. Additionally, we changed various policies, practices and programs to be more inclusive, we recognized cultural holidays and events that are celebrated by our employees throughout the year, and we launched our first Employee Resource Groups (ERGs). Our ERGs are led by Rollins employees, are inclusive to all and include eight (8) categories representing our employee population. Four (4) ERGs are now active.

We are excited about the accomplishments on our journey to create a workplace of inclusion and will continue to execute on the strategic plan.

Health and Safety

We are committed to the health and safety of our employees, customers and communities where we work, live and play. During fiscal 2022, as a result of the COVID-19 pandemic (“COVID-19”), we continued to execute our pre-established business continuity plans including our pandemic “SAFE Workplace” procedures to maintain compliance with state and local jurisdictions. Management also regularly updates our employees and customers on COVID-19 developments in a consistent and timely manner which includes contact information for our Employee Assistance Program. We saw a significant decline in COVID-19 related challenges in 2022.

In 2022, to enhance our already strong benefits offering, we signed an agreement with Everside Health to provide free primary care to our employees who participate in one of our medical insurance plans.  We built an on-site medical clinic at our company headquarters in Atlanta.  That facility is available to all employees in the state of Georgia who participate in one of our medical insurance plans.  Our employees outside of Georgia have access to approximately 70 Everside Health clinics around the country and access to virtual care through the Everside network in all 50 states.

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

Over the last 40 years, we have partnered with the United Way of Greater Atlanta through employee and company-matching funds, helping make Rollins a community leader for many years. Rollins ranked #9 in the top 25 corporate contributors in 2021 compared to ranking #11 in 2020. Along with personal contributions from employees, the company hosts rallies, contests, and a silent auction to raise funds. Rollins has contributed over $1 million annually for the past 3 years.

We also have a partnership with the Grove Park Foundation (the “Foundation”) to help serve our Atlanta community. The partnership allows our employees to volunteer and support the Foundation, which is committed to neighborhood revitalization to improve the quality of life in the Grove Park neighborhood. Representatives from our Atlanta family of brands participate in volunteer opportunities in the Grove Park neighborhood throughout the year.  Additionally, many of our operations engage regularly with their local community efforts throughout the year.

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

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding:

(1) our visibility into our future earnings because of the contracted and recurring nature of our services; (2) our investments in proprietary routing and scheduling technologies to increase our competitive advantage; (3) our belief that we will continue to expand our international presence through organic growth, international acquisitions, and our international franchise programs and our belief that such  international expansion and geographic diversity allow us to increase brand recognition, meet demands of global customers and draw on business and technical expertise from teams in several countries, as well as access new markets; (4) our ability to foresee and quickly adapt to potential supply disruptions because of our strong direct partnerships with product manufacturers, distributors, and visibility into the inventories, ordering and distribution of materials and supplies; (5) our ability to maintain adequate supplies for our field operations without a significant investment in warehousing and inventory because of the use of an innovative and industry changing distribution model and technology; (6) our belief that our competitive advantage is largely attributable to the technical, marketing, and sales competence and capabilities of our employees, rather than on any individual trademark and our belief that the expiration or loss of any single trademark or intellectual property right would not be material to our business as a whole; (7) our belief that we compete effectively and favorably with our competitors as one of the world’s largest pest and termite control companies; (8) our belief that we maintain a sufficient level of products, materials and other supplies to fulfill our immediate servicing needs and to alleviate any potential short-term shortage in availability from our national network of suppliers; (9) the suitability and adequacy of our facilities to meet our current and reasonably anticipated future needs; (10) our belief that one of the largest contributors to our success is the quality of our people and our belief that the development and retention of high-quality talent leads to a better customer experience and better customer retention; (11) our belief that if we make it a priority to promote and create a diverse, equitable and inclusive workplace, it will result in higher levels of satisfaction and engagement, stronger staff retention, higher productivity, and a heightened sense of belonging; (12) our excitement with respect to our accomplishments on our journey to create a workplace of inclusion and our plans to continue to execute on the strategic plan with respect thereto; (13) our belief that our commitment to offer employees the opportunity to participate in various community outreach programs will help us meet our goals of attracting, developing and retaining high-quality employees and create a significant impact in local communities over time; (14) our belief that no pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our business, results of operations, financial condition, cash flow or prospects; (15) our belief that we establish sufficient loss contingency reserves based upon outcomes of such pending claims, proceedings or litigation that we currently believe to be probable and reasonably estimable; (16) our plans to continue to monitor COVID-19 and plans to take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers; (17) our plans to continue to carry out various strategies previously implemented to help mitigate the impact of certain economic disruptors (such as high inflation, increased fuel costs, business interruptions due to natural disasters, employee shortages and supply chain issues), including revamping its routing and scheduling process to decrease the number of miles per stop, advanced scheduling to compensate for employee and vehicle shortages, shipping delays, and maintaining higher purchasing levels to allow for sufficient inventory; (18) our belief that we are starting 2023 with a strong foundation and demand for our business remains strong; (19) our belief that strategic pricing efforts helped offset inflationary pressures we experienced in fleet, material and other people associated cost and our expectations to pull forward our price increase again in 2023 and raise prices for services in the first quarter; (20) our assertion that we continue to be permanently reinvested with respect to our investments in our foreign subsidiaries; (21) our belief that our current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under our $175.0 million revolving credit facility and $300.0 million term loan facility (as amended January 27, 2022) will be sufficient to finance our current operations and obligations, and fund expansion of our business for the foreseeable future and our plans to evaluate opportunities to renegotiate our current credit facility that will be expiring in April 2024; (22) our expectation to continue our payment of cash dividends, subject to our earnings and financial condition and other relevant factors; (23) our belief that we maintain adequate liquidity and capital resources, without regard to its foreign deposits, to finance domestic operations and obligations and to fund expansion of our domestic business; (24) our belief that our pipeline for acquisitions is strong, our plans to seek new acquisitions and expectation to make additional acquisitions in 2023; (25) our belief that we remain very well positioned to drive growth across all of our services lines in 2023; (26) our intentions to grow the business in foreign markets through reinvestment of foreign deposits and future earnings and through acquisitions of unrelated companies with the expectation to repatriate unremitted foreign earnings from our foreign subsidiaries and the expectation that any additional future repatriations of unremitted earnings are expected to be completed in a largely tax-free manner with any residual impacts being immaterial to the financial statements; (27) our belief that we have adequate liquid assets, funding sources and insurance accruals to accommodate certain insurance claims; (28) our expectation that we will maintain compliance with applicable covenants throughout 2023; (29) the expected impact and amount of our contractual obligations; (30) our expectations regarding termite claims and factors that impact future costs from those claims; (31) the expected collectability of accounts receivable; (32) our belief that our tax positions are fully supportable; (33) our beliefs about our accounting policies and the impact of recent accounting pronouncements; (34) our belief that our exposure to market risks arising from changes in foreign exchange rates will not have a material impact upon our results of operations going forward; (35) our ability to utilize all of our foreign net operating losses; (36) our reasonable certainty that we will exercise the renewal options on our vehicle leases; (37) expectations regarding the recognition of compensation costs related to time-lapse restricted shares; (38) our ability to be proactive in safety and risk management to develop and maintain ongoing programs to reduce and prevent incidents and claims under our insurance programs and arrangements; and (39) our potential suspension of future services for customers with past due balances.

Our actual results could differ materially from those indicated by the forward-looking statements because of various risks, timing and uncertainties including, without limitation, the failure to maintain and enhance our brands and develop a positive client reputation; our ability to protect our intellectual property and other proprietary rights that are material to our business and our brand recognition; actions taken by our franchisees, subcontractors or vendors that may harm our business; general economic conditions; the impact of the extent and duration of economic contraction related to COVID-19 on general economic activity for the remainder of 2023 and beyond; the impact of future developments related to the COVID-19 pandemic on the Company’s business, results of operations, accounting assumptions and estimates and financial condition, including, without limitation, restrictions in customer discretionary expenditures, disruptions in credit or financial markets, increases in fuel prices, raw material costs or other operating costs; potential increases in labor costs; labor shortages and/or our inability to attract and retain skilled workers; competitive factors and pricing practices; changes in industry practices or technologies; the degree of success of our termite process reforms and pest control selling and treatment methods; our ability to identify, complete and successfully integrate potential acquisitions; unsuccessful expansion into international markets; climate change and unfavorable weather conditions; a breach of data security resulting in the unauthorized access of personal, financial, proprietary, confidential or other personal data or information about our customers, employees, third parties, or of our proprietary confidential information; damage to our brands or reputation; possibility of an adverse ruling against us in pending litigation, regulatory action or investigation; changes in various government laws and regulations, including environmental regulations; the adequacy of our insurance coverage to cover all significant risk exposures; the effectiveness of our risk management and safety program; general market risk; management’s substantial ownership interest and its impact on public stockholders and the availability of the Company’s common stock to the investing public; and the existence of certain anti-takeover provisions in our governance documents, which could make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive. All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. The Company does not undertake to update its forward-looking statements.

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

We operate in a highly competitive industry. Our revenues and earnings are affected by changes in competitors’ prices and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are quality and speed of service, customer proximity, customer satisfaction, brand awareness and reputation, terms of guarantees, safety, technical proficiency and price. Although we believe that our experience, safety and quality service are excellent, we cannot assure investors that we will be able to maintain our competitive position in the future and any competitive pressures we may face could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may not be able to identify, complete or successfully integrate acquisitions or guarantee that any acquisitions will achieve the anticipated financial benefits, all of which could have a negative impact on our financial condition and results of operations.

Acquisitions have been and may continue to be an important element of our business strategy. We cannot assure investors that we will be able to identify and acquire acceptable acquisition targets on terms favorable to us in the future, or that any acquisitions will achieve the anticipated financial benefits. Our inability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful integration efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a material adverse effect on our financial condition and results of operations.

Expanding into international markets presents unique challenges, and our expansion efforts with respect to international operations may not be successful.

An element of our business includes further expansion into international markets. Our ability to successfully operate in international markets may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse effect on our financial results.

Our business depends on our strong brands and failing to maintain and enhance our brands and develop a positive client reputation could hurt our ability to retain and expand our base of customers.

Our strong brands, Orkin, HomeTeam Pest Defense, Clark Pest Control, Northwest Exterminating, Trutech, Western Pest Services, The Industrial Fumigant Company (IFC), Waltham Services, Okolona Pest Control (OPC), Critter Control, and others, have significantly contributed to the success of our business.  Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers.  Our brands may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical failures.  Further, if our brands are significantly damaged, our reputation, business, results of operations, and financial condition could be materially adversely affected.  We continue to develop strategies and innovative tools to gain a deeper understanding of customer acquisition and retention in order to more effectively expand and retain our customer base. Maintaining and enhancing our brands will depend largely on our brands’ ability to remain a service leader and continue to provide high-quality pest control services that are truly beneficial and play a meaningful role in people’s lives.

Our franchisees, subcontractors, and vendors could take actions that could harm our business.

Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. Each of our brands that are franchised also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses, and the ultimate success of any business operation rests with the business owner. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments owed to us will be adversely affected and our brands’ image and reputation could be harmed. This could materially adversely impact our reputation, business, financial condition, results of operations and cash flows. Similarly, if franchisees, subcontractors, and vendors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party franchisees, subcontractors, and vendors. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or any resulting claims could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

Our ability to remain productive and profitable will depend substantially on our ability to compete with other pest control companies to attract and retain skilled workers, create leadership opportunities and successfully implement diversity, equity and inclusion initiatives. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for employees is high, and the supply is limited. Ongoing labor shortages could negatively affect our ability to efficiently operate at full capacity or lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. A significant increase in the wages paid and benefits offered by competing employers could also result in a reduction in our labor force, increases in our labor costs, or both. Prolonged labor shortages, increased turnover or labor inflation could diminish our profitability and impair our growth potential which could have a material adverse effect on our reputation, business, financial condition, results of operations or cash flows.

In addition, decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries. If these labor organizing activities are successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations which could have a material adverse effect on our reputation and business.

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

Risks Related to the Global Economy and Public Health Crises

The effects of a pandemic, such as the COVID-19 pandemic, or other major public health concern, could materially impact our business, results of operations and financial condition.

The impact of a pandemic, such as COVID-19, or other major public health concerns, including changes in consumer behavior and discretionary spending, market downturns, and restrictions on business and individual activities, could create significant volatility in the global economy. Additionally, government or regulatory responses to pandemics or other public health concerns, such as mandatory lockdowns, vaccine mandates or other restrictions on operations, could negatively impact our business.

The ultimate impact of a pandemic or other major public health concern also depends on events beyond our knowledge or control, including the duration and severity of such pandemics and other major public health concerns, and related remedial or containment measures taken by parties other than us to respond to them, and in the case of COVID-19, on the emergence and spread of COVID-19 variants and the effectiveness of vaccines.

We are unable to completely predict the full impact that a pandemic, or other major public health concern will have on our business due to numerous uncertainties. In addition, our compliance with remedial or containment measures could impact our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers, for an indefinite period of time. Furthermore, labor force availability may be impaired due to exposure, reluctance to comply with governmental, regulatory or contractual mandates, or other restrictions, which could negatively affect our operating costs and profitability or negatively impact our ability to provide quality services.  Any of these disruptions could have a negative impact on our business, results of operations and financial condition.

Adverse economic conditions, including inflation and restrictions in customer discretionary expenditures, increases in interest rates or other disruptions in credit or financial markets, increases in fuel prices, raw material costs, or other operating costs could materially adversely affect our business.

Economic downturns may adversely affect our commercial customers, including food service, hospitality and food processing industries whose business levels are particularly sensitive to adverse economies. For example, we may lose commercial customers and related revenues because of consolidation or cessation of commercial businesses or because these businesses switch to a lower cost provider.  Pest and termite services represent discretionary expenditures to many of our residential customers. If consumers restrict their discretionary expenditures, due to inflation or other economic hardships, we may suffer a decline in revenues from our residential service lines. Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase the cost of obtaining, financing in the future. Increases in interest rates may cause a reduction in new home construction or real estate transactions, which could result in a decrease in revenue. In addition, there can be no assurances that fuel prices, raw material costs, or other operating costs, all of which may be subject to inflationary pressures, will not materially increase in future years and we cannot predict the extent to which any such future increases could materially adversely affect our financial condition, results of operations and cash flows.

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

Risks Related to Certain Intellectual Property Rights

Our brand recognition or reputation could be impacted if we are not able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license. Although we have sought to register or protect many of our marks either in the United States or in the countries in which they are or may be used, we have not sought to protect our marks in every country. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse effect to our reputation, business, financial condition, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Risks Related to Legal, Regulatory and Risk Management Matters

Our business is subject to various federal, state and local laws and regulations pertaining to environmental, public health and safety matters, including those related to the pest control industry, and any noncompliance with, changes to, or increased enforcement of such laws, could significantly impact our business, financial condition, results of operations or reputation.

Our business is subject to various federal, state, and local laws and regulations pertaining to environmental, public health and safety matters, including those related to the pest control industry. Among other things, these laws also govern the use, storage, treatment, disposal, transportation and management of certain pesticides and hazardous substances and waste and regulate the emission or discharge of materials into the environment. In addition, the use of certain pesticide products is also regulated by various international, federal, state, provincial and local environmental and public health agencies.  These regulations may also apply to our third-party suppliers. Penalties for noncompliance with these laws may include criminal sanctions or civil remedies, including, but not limited to, cancellation of licenses, fines, and other corrective actions, which could negatively affect our business, financial condition, results of operations or reputation. In addition, in recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations have become increasingly complex. Noncompliance with, changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing hazardous waste disposal and other environmental matters, could result in operational changes and increased costs that might significantly impact our business, financial condition or reputation.

New or proposed regulation regarding climate change, could have uncertain impacts on our business, financial condition and reputation.

Climate change has been the subject of increased focus by various governmental authorities and regulators around the world. In particular, the US is considering the enactment of legislative and regulatory proposals that would impose requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Further the SEC has proposed rule amendments that would implement a framework for reporting of climate-related risks and create new climate-related disclosure obligations for all registrants, including us. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.  We cannot predict how the proposed rules, if finalized, or any future legislation or regulations pertaining to climate change, will ultimately affect our business, financial condition including results of operations and cash flows, or reputation.

We are from time to time subject to lawsuits, investigations and other proceedings which could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we are involved in various claims, contractual disputes, investigations, arbitrations and litigation, including claims that our acts, omissions, services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions, allegations by federal, state or local authorities, including the Securities and Exchange Commission, of violations of regulations or statutes, claims related to wage and hour law violations and claims related to environmental matters.  These claims, proceedings or litigation, either alone or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Additionally, our business is significantly affected by and subject to regulation by various federal, state, provincial, regional and local governments in the countries in which we operate, including, but not limited to, environmental laws, antitrust laws, consumer protection laws, employment laws, including wage and hour laws, payroll taxes and anti-discrimination laws, immigration, human health and safety laws and other regulations relating to the pest control industry. We are unable to predict whether such laws will, in the future, materially affect our operations and financial condition.

Risks Related to our Capital and Ownership Structure

A control group that includes members of Company’s Board of Directors and management has a majority ownership interest; public stockholders may have no effective voice in the Company’s management.

The Company has elected the “Controlled Company” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Company” because a group that includes the Company’s Executive Chairman of the Board, Gary W. Rollins, Board member, Pam Rollins, and certain persons acting as a group with them (the “Controlling Group”), controls in excess of fifty percent of the Company’s voting power. As a “Controlled Company,” the Company need not comply with certain NYSE rules, including, without limitation, the requirements that the Company have a majority of independent directors, and an independent compensation and nominating committee of the Board.

The Controlling Group holds directly, or through indirect beneficial ownership, in the aggregate, approximately 51 percent of the Company’s outstanding shares of common stock as of December 31, 2022. As a result, these persons will effectively control the operations of the Company, including the election of directors and approval of significant corporate transactions such as acquisitions and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

A Controlling Group has a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited.

The availability of Rollins’ common stock to the investing public is limited to those shares not held by the Controlling Group, which could negatively impact Rollins’ stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by the Controlling Group of all or a portion of their shares could also negatively affect the trading price of our common stock.

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

Item 3.     Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, environmental and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

As of January 31, 2023, there were 177,950 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Issuer Purchases of Equity Securities

During the years ended December 31, 2022 and 2021, the Company did not repurchase shares on the open market.

			Total number of
		Weighted-	shares purchased as	Maximum number of
	Total number of	average	part of publicly	shares that may yet be
	shares	price paid	announced	purchased under the
Period	purchased(1)	per share	repurchases (2)	repurchase plan (2)
October 1 to 31, 2022	—	$—	—	11,415,625
November 1 to 30, 2022	3,062	34.37	—	11,415,625
December 1 to 31, 2022	—	—	—	11,415,625
Total	3,062	$34.37	—	11,415,625

(1)	Includes repurchases from employees for the payment of taxes on vesting of restricted shares.
(2)	The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. There are 11.4 million shares authorized to be repurchased under prior board approval. The repurchase plan has no expiration date.

PERFORMANCE GRAPH

The following graph sets forth a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company as compared with both a broad equity market index and an industry index. The indices included in the following graph are the S&P 500 Index and the S&P 500 Commercial Services & Supplies Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

	2017	2018	2019	2020	2021	2022
Rollins Inc.	100.00	117.89	109.68	195.81	173.43	187.47
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P 500 Commercial Services & Supplies	100.00	100.49	140.84	170.39	224.30	212.33

ASSUMES INITIAL INVESTMENT OF $100

*TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

NOTE: TOTAL RETURNS BASED ON MARKET CAPITALIZATION

Item 6. [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Presentation

This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. Discussions of 2020 items and year-to-year comparisons of 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2021. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

General Operating Comments

We finished 2022 with record revenue of $2.7 billion.  We have consistently grown revenue and 2022 represented another strong year for growth.  We experienced strong growth across all major service lines driving 11% total growth in revenues.  Residential service revenue increased 10%, commercial revenue growth was also 10% and termite and ancillary revenue growth was 15%. Income before income taxes increased 3.4% to $498.9 million compared to $482.5 million the prior year. Net income increased 3.4% to $368.6 million, with earnings per diluted share of $0.75 compared to $356.6 million, or $0.72 per diluted share for the prior year. Operating cash flow remained strong in 2022 and finished at $465.9 million up from $401.8 million in 2021. We repaid debt by $100 million in 2022, we paid $119 million for 31 acquisitions in 2022 and a final payment on a 2021 acquisition, and continued to increase dividends to investors. The Company paid dividends to investors of $0.43 per diluted share in 2022 as compared to $0.42 per diluted share for the prior year, resulting in a 2.4% increase in dividends per share.

While we continue to monitor macro-economic and other risks facing our business, we are starting 2023 with a strong foundation.  Demand remains strong in our business with revenue growth of 11% in January 2023. Our balance sheet also provides us flexibility with debt remaining at very low levels to start the new year.  We plan to evaluate opportunities to renegotiate our current credit facility that will be expiring in April 2024.  Our pipeline for acquisitions is strong and we remain very well positioned to drive growth across all of our service lines in 2023.

IMPACT OF THE PANDEMIC AND OTHER ECONOMIC TRENDS

The global spread and unprecedented impact of COVID-19 has continued to create uncertainty and economic disruption around the world during 2022. We have and will continue to monitor COVID-19 and may again take actions that may alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and customers. We do not know when, or if, it will become practical to eliminate all of these measures entirely as there is no guarantee that COVID-19 will be fully contained.

In addition, continued disruption in economic markets due to high inflation, increases in interest rates, increased fuel costs, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to carry out various strategies previously implemented to help mitigate the impact of these economic disruptors, including revamping its routing and scheduling process to decrease the number of miles per stop, advanced scheduling to compensate for employee and vehicle shortages, and maintaining higher purchasing levels to allow for sufficient inventory.

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

The extent to which COVID-19, increasing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.

Results of Operations—2022 Versus 2021

	Years ended December 31,		Variance		As a % of Revenue
(in thousands)	2022	2021	$	%	2022	2021
Revenues	$2,695,823	$2,424,300	271,523	11.2	100.0	100.0
Cost of services provided (exclusive of depreciation and amortization below)	1,308,399	1,162,617	145,782	12.5	48.5	48.0
Gross profit	1,387,424	1,261,683	125,741	10.0	51.5	52.0
Sales, general and administrative	802,710	727,489	75,221	10.3	29.8	30.0
Depreciation and amortization	91,326	86,558	4,768	5.5	3.4	3.6
Operating income	493,388	447,636	45,752	10.2	18.3	18.5
Interest expense, net	2,638	830	1,808	217.8	0.1	0.0
Other income, net	(8,167)	(35,679)	27,512	(77.1)	0.3	1.5
Consolidated income before income taxes	498,917	482,485	16,432	3.4	18.5	19.9
Provision for income taxes	130,318	125,920	4,398	3.5	4.8	5.2
Net income	$368,599	$356,565	12,034	3.4	13.7	14.7

Revenues

The following presents a summary of revenues by product and service offering and revenues by geography:

Revenues for the year ended December 31, 2022 were $2.7 billion, an increase of $271.5 million, or 11.2%, from 2021 revenues of $2.4 billion. Comparing 2022 to 2021, residential pest control revenue increased 10%, commercial pest control revenue increased 10% and termite and ancillary services grew 15%. The Company’s foreign operations accounted for approximately 7% and 8% of total revenues for the years ended December 31, 2022 and 2021, respectively.

Gross Profit

Gross profit for the year ended December 31, 2022 was $1.4 billion, an increase of $125.7 million, or 10.0%, compared to $1.3 billion for the year ended December 31, 2021.  Gross margin was 51.5% in 2022 compared to 52.0% in 2021. For the year, we saw higher expenses associated with casualty reserves and people cost, notably medical costs.  Excluding the increases we experienced in these areas, strategic pricing efforts helped offset inflationary pressures we experienced in fleet, material and other people associated costs.  We remain focused on executing our pricing strategies and expect to pull forward our price increase again in 2023 and expect to raise prices for services in the first quarter.

Sales, General and Administrative

For the twelve months ended December 31, 2022, sales, general and administrative (SG&A) expenses increased $75.2 million, or 10.3%, compared to the twelve months ended December 31, 2021. As a percentage of revenue, SG&A decreased to 29.8% from 30.0% in the prior year. Despite investing in additional people, advertising and other customer facing activities to drive growth, we saw an improvement in SG&A as a percentage of sales as we continue to manage our cost structure. Although casualty reserves and people costs, notably medical costs, had an impact on SG&A, they had a lesser impact on SG&A than cost of services.

Depreciation and Amortization

For the twelve months ended December 31, 2022, depreciation and amortization increased $4.8 million, or 5.5%, compared to the twelve months ended December 31, 2021. The increase was due to the additional amortization of customer contracts from several acquisitions offset by a decrease in the depreciation of operating equipment and internal-use software.

Operating Income

For the twelve months ended December 31, 2022, operating income increased $45.8 million or 10.2% compared to the prior year. As a percentage of revenue, operating income decreased to 18.3% from 18.5% in the prior year. The increase in revenue was offset primarily by an increase in expense associated with the casualty reserve as well as medical costs for people.  Without these additional costs, pricing initiatives helped offset inflationary pressures we experienced in fleet, material and other people associated costs.

Interest Expense, Net

During the twelve months ended December 31, 2022, interest expense, net increased $1.8 million compared to the prior year, primarily due to the increase in weighted average interest rates which was partially offset by the lower average debt balance in 2022 compared to 2021.

Other Income, Net

During the twelve months ended December 31, 2022, other income decreased $27.5 million primarily due to the Company recognizing a $31.5 million gain in the prior year related to multiple sale-leaseback transactions where the Company sold and leased back properties that it acquired in 2019 with the Clark Pest Control acquisition.

Income Taxes

The Company’s effective tax rate was 26.1% in both 2022 and 2021. The 2022 rate was favorably impacted by lower foreign income taxes and officer’s compensation deductions, offset by an increase in state income taxes and lower restricted stock adjustments.

Liquidity and Capital Resources

Cash and Cash Flow

The Company’s $95.3 million of total cash at December 31, 2022 is held at various banking institutions. Approximately $68.6 million is held in cash accounts at international bank institutions and the remaining $26.7 million is held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.

The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. The Company has historically asserted that the undistributed earnings of our foreign subsidiaries are permanently reinvested.  However, in the fourth quarter of 2022, the Company has partially changed this assertion and expects to repatriate unremitted foreign earnings from our foreign subsidiaries. The Company asserts that we continue to be permanently reinvested with respect to our investments in our foreign subsidiaries.

In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “2019 Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). On January 27, 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement with Truist Bank and Bank of America, N.A. whereby additional term loans in an aggregate principal amount of $252.0 million were advanced to the Company. The Amendment also replaced LIBOR as the benchmark interest rate for borrowings with the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) and reset the amortization schedule for all term loans under the Credit Agreement.

As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.123%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million.

The Company maintains approximately $71.3 million in letters of credit as of December 31, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at December 31, 2022. We plan to evaluate opportunities to renegotiate our credit facility that will be expiring in April 2024.

The following table sets forth a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2022 and 2021:

	Year Ended December 31,		Variance
(in thousands)	2022	2021	$	%
Net cash provided by operating activities	$465,930	$401,805	64,125	16.0
Net cash used in investing activities	(134,141)	(98,965)	(35,176)	(35.5)
Net cash used in financing activities	(336,017)	(290,159)	(45,858)	(15.8)
Effect of exchange rate on cash	(5,727)	(5,857)	130	2.2
Net (decrease) increase in cash and cash equivalents	$(9,955)	$6,824	(16,779)	(245.9)

Cash Provided by Operating Activities

Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax and regulatory authorities. The Company’s operations generated cash of $465.9 million for the year ended December 31, 2022 compared with cash provided by operating activities of $401.8 million in 2021. The $64.1 million increase was driven primarily by strong operating results and the timing of cash receipts from customers and cash payments to vendors, employees, and tax and regulatory authorities.

Cash Used in Investing Activities

The Company used $134.1 million of cash in investing activities for the year ended December 31, 2022 and used $99.0 million for the year ended December 31, 2021. The Company invested approximately $30.6 million in capital expenditures during 2022 compared to $27.2 million during 2021. Capital expenditures for the year consisted primarily of property purchases, equipment replacements and technology-related projects. Cash paid for acquisitions totaled $119.2 million for the year ended December 31, 2022 as compared to $146.1 million for the year ended December 31, 2021. The expenditures for the Company’s acquisitions were funded through existing cash balances and operating cash flows. The Company remains very active in evaluating opportunities for acquisitions and expects to make additional acquisitions in 2023. The year ended December 31, 2021 included approximately $67 million in cash proceeds from the sale of assets related to the Clark Pest Control property sale-leaseback transactions.

Cash Used in Financing Activities

The Company used $336.0 million of cash in financing activities for the year ended December 31, 2022 and $290.2 million in financing activities for the year ended December 31, 2021. The Company made net debt repayments of $100.0 million during the year ended

December 31, 2022, compared to net repayments of $48.0 million during 2021. A total of $211.6 million was paid in cash dividends, $0.43 per share, during the year ended December 31, 2022 compared to $208.7 million in cash dividends paid, $0.42 per share, during the year ended December 31, 2021.

In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not purchase shares on the open market during the years ended December 31, 2022, 2021 and 2020. There remain 11.4 million shares authorized to be repurchased under prior Board approval and the repurchase plan does not expire. The Company repurchased $7.1 million, $10.7 million, and $8.3 million of common stock for the years ended December 31, 2022, 2021 and 2020, respectively, from employees for the payment of taxes on vesting restricted shares.

Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its domestic business. The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its $175 million revolving credit facility and $300 million term loan facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future. We expect to maintain compliance with applicable debt covenants throughout 2023.

Litigation

For discussion on the Company’s legal contingencies, see Note 13 – Commitments and Contingencies to the accompanying financial statements, and Part I, Item 3, Legal Proceedings.

Contractual Obligations and Contingent Liabilities and Commitments

The impact that the Company’s contractual obligations as of December 31, 2022 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
		Less than			More than
Contractual obligations (in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Term loan	$54,898	$15,000	$39,898	$—	$—
Acquisition holdbacks and earnouts	13,496	10,988	2,508	—	—
Non-cancelable operating leases	315,259	93,779	122,862	48,675	49,943
Total	$383,653	$119,767	$165,268	$48,675	$49,943

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

Accrued Insurance—The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. Risks are managed through either high deductible insurance or, for Clark Pest Control only, a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The group captive is subject to a third-party actuary retained by the captive manager, independent from the Company.  For the high deductible insurance program, the Company contracts with an independent third-party actuary to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in safety and risk management to develop and maintain ongoing programs to reduce and prevent incidents and claims. Initiatives that have been implemented include required pre-employment screening and ongoing motor vehicle record review for all drivers, post-offer physicals for new employees, pre-hire, random and post incident drug testing, driver training and post-injury nurse triage for work-related injuries. The accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

Recent Accounting Guidance and Other Policies and Estimates

See Note 1 - Summary of Significant Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company maintained an investment portfolio (included in cash and cash equivalents) subject to short-term interest rate risk exposure; and other current and long-term investments. The Company is subject to interest rate risk exposure through borrowings on its $175.0 million revolving credit facility and amended $300.0 million term loan facility. As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. Additionally, the Company maintained $71.3 million in Letters of Credit. See Note 10 to the accompanying financial statements for further details regarding debt. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate such claims. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward. For a discussion of the Company’s activities to manage risks relative to fluctuations in foreign currency exchange rates, see Note 11 to the accompanying financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting, as of December 31, 2022 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2022.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended December 31, 2022, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 27.

/s/ Jerry E. Gahlhoff, Jr.	/s/ Kenneth D. Krause
Jerry E. Gahlhoff, Jr.	Kenneth D. Krause

President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
Principal Executive Officer	Principal Financial Officer

Atlanta, Georgia
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rollins, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 16, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rollins, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income,  comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2023 expressed an unqualified opinion.

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

Accrued Insurance – general liability, workers’ compensation and auto liability

As described further in note 1 to the financial statements, the Company retains, up to certain policy-specified limits, risks related to claims under general liability, workers’ compensation and auto liability programs (“accrued insurance”). Historical claims experience is utilized to estimate the current year accrual and the underlying provision for future claims under the retained loss programs.  This actuarially determined accrual and provision includes both reported and unreported claims and may be subsequently revised based on future developments relating to such claims. We identified accrued insurance as a critical audit matter.

The principal considerations for our determination that accrued insurance is a critical audit matter are that the accrued insurance liability has a higher risk of estimation uncertainty due to the utilization of loss development factors and assumptions in actuarial methods used in determining the required liability. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased level of effort, including the involvement of an auditor-engaged actuarial specialist.

Our audit procedures related to accrued insurance included the following, among others:

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls, including, but not limited to, controls that (1) determine that claims were reported and submitted accurately and timely, (2) determine the underlying data maintained by the Company and the third-party administrator used to develop the accrued insurance reserve was complete and accurate, and (3) determine the third-party actuarial report, including the assumptions, used in developing and recording the accrued insurance reserve was reviewed by the Company’s management.

●	We tested the completeness and accuracy of the underlying data maintained by the Company and the third-party administrator, which was submitted to the Company’s actuary to develop the accrued insurance reserve.

●	We utilized an auditor-engaged specialist in evaluating management’s methods and assumptions, including the reasonableness of the selected loss development factors, as well as performed a comparison of actual versus expected claims development to identify indicators of potential bias. The auditor-engaged specialist developed an independent estimate of the range of potential losses and compared to the accrued insurance reserve recorded by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004

Atlanta, Georgia

February 16, 2023

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Rollins, Inc. and Subsidiaries

(in thousands except share information)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$95,346	$105,301
Trade receivables, net of allowance for expected credit losses of $14,073 and $13,885, respectively	155,759	139,579
Financed receivables, short-term, net of allowance for expected credit losses of $1,768 and $1,463, respectively	33,618	26,152
Materials and supplies	29,745	28,926
Other current assets	34,151	52,422
Total current assets	348,619	352,380
Equipment and property, net of accumulated depreciation of $333,298 and $315,891, respectively	128,046	133,257
Goodwill	846,704	786,504
Customer contracts, net	298,559	301,914
Trademarks & tradenames, net	111,646	108,976
Other intangible assets, net	8,543	11,679
Operating lease right-of-use assets	277,355	244,784
Financed receivables, long-term, net of allowance for expected credit losses of $3,200 and $2,522, respectively	63,523	47,097
Other assets	39,033	34,949
Total assets	$2,122,028	$2,021,540
LIABILITIES
Accounts payable	$42,796	$44,568
Accrued insurance - current	39,534	36,414
Accrued compensation and related liabilities	99,251	97,862
Unearned revenues	158,092	145,122
Operating lease liabilities - current	84,543	75,240
Current portion of long-term debt	15,000	18,750
Other current liabilities	54,568	73,206
Total current liabilities	493,784	491,162
Accrued insurance, less current portion	38,350	31,545
Operating lease liabilities, less current portion	196,888	172,520
Long-term debt	39,898	136,250
Other long-term accrued liabilities	85,911	78,846
Total liabilities	854,831	910,323
Commitments and contingencies (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,447,997 and 491,911,087 shares issued and outstanding, respectively	492,448	491,911
Additional paid in capital	119,242	105,629
Accumulated other comprehensive loss	(31,562)	(16,411)
Retained earnings	687,069	530,088
Total stockholders’ equity	1,267,197	1,111,217
Total liabilities and stockholders’ equity	$2,122,028	$2,021,540

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Rollins, Inc. and Subsidiaries

(in thousands except per share information)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Customer services	$2,695,823	$2,424,300	$2,161,220
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	1,308,399	1,162,617	1,048,592
Sales, general and administrative	802,710	727,489	657,209
Depreciation and amortization	91,326	86,558	79,331
Total operating expenses	2,202,435	1,976,664	1,785,132
OPERATING INCOME	493,388	447,636	376,088
Interest expense, net	2,638	830	5,082
Other (income) expense, net	(8,167)	(35,679)	8,290
CONSOLIDATED INCOME BEFORE INCOME TAXES	498,917	482,485	362,716
PROVISION FOR INCOME TAXES	130,318	125,920	95,960
NET INCOME	$368,599	$356,565	$266,756
NET INCOME PER SHARE - BASIC AND DILUTED	$0.75	$0.72	$0.54
Weighted average shares outstanding - basic	492,300	492,054	491,604
Weighted average shares outstanding - diluted	492,413	492,054	491,604
DIVIDENDS PAID PER SHARE	$0.43	$0.42	$0.33

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Rollins, Inc. and Subsidiaries

(in thousands)

	2022	2021	2020
NET INCOME	$368,599	$356,565	$266,756
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefit plans	—	—	(127)
Foreign currency translation adjustments	(14,215)	(5,895)	10,443
Unrealized loss on available for sale securities	(936)	—	—
Change in derivatives	—	381	(104)
Other comprehensive (loss) income, net of tax	(15,151)	(5,514)	10,212
Comprehensive income	$353,448	$351,051	$276,968

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Rollins, Inc. and Subsidiaries

(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid- In-	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	491,146	$491,146	—	$—	$89,413	$(21,109)	$273,659	$833,109
Impact of adoption of ASC 326							2,486	2,486
Net income							266,756	266,756
Other comprehensive income
Pension liability adjustment, net of tax						(127)		(127)
Foreign currency translation adjustments						10,443		10,443
Interest rate swaps, net of tax						(104)		(104)
Cash dividends							(160,487)	(160,487)
Stock compensation	802	802			20,315		(267)	20,850
Employee stock buybacks	(336)	(336)			(7,971)		32	(8,275)
Balance at December 31, 2020	491,612	$491,612	—	$—	$101,757	$(10,897)	$382,179	$964,651
Net income							356,565	356,565
Other comprehensive income
Pension liability adjustment, net of tax						—		—
Foreign currency translation adjustments						(5,895)		(5,895)
Interest rate swaps, net of tax						381		381
Cash dividends							(208,656)	(208,656)
Stock compensation	593	593			14,272			14,865
Employee stock buybacks	(294)	(294)			(10,400)			(10,694)
Balance at December 31, 2021	491,911	$491,911	—	$—	$105,629	$(16,411)	$530,088	$1,111,217
Net income							368,599	368,599
Other comprehensive income
Pension liability adjustment, net of tax						—		—
Foreign currency translation adjustments						(14,215)		(14,215)
Unrealized losses on available for sale securities						(936)		(936)
Cash dividends							(211,618)	(211,618)
Stock compensation	765	765			20,450			21,215
Employee stock buybacks	(228)	(228)			(6,837)			(7,065)
Balance at December 31, 2022	492,448	$492,448	—	$—	$119,242	$(31,562)	$687,069	$1,267,197

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rollins, Inc. and Subsidiaries

(in thousands)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$368,599	$356,565	$266,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,326	86,558	79,331
Stock-based compensation expense	21,215	14,865	20,850
Provision for expected credit losses	19,441	15,285	17,536
Gain on sale of assets, net	(8,167)	(35,679)	1,598
Provision for deferred income taxes	1,595	3,421	849
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(34,003)	(22,439)	(12,045)
Financing receivables	(23,891)	(14,473)	(11,787)
Materials and supplies	(540)	2,644	(10,706)
Other current assets	5,836	(11,159)	6,847
Accounts payable and accrued expenses	304	1,421	50,061
Unearned revenue	10,400	11,934	7,276
Other long-term assets and liabilities	13,815	(7,138)	19,219
Net cash provided by operating activities	465,930	401,805	435,785
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(119,188)	(146,098)	(147,613)
Capital expenditures	(30,628)	(27,194)	(23,229)
Proceeds from sale of assets	14,597	74,438	7,700
Other investing activities, net	1,078	(111)	747
Net cash (used in) investing activities	(134,141)	(98,965)	(162,395)
FINANCING ACTIVITIES
Payment of contingent consideration	(17,334)	(22,809)	(24,011)
Borrowings under term loan	252,000	—	—
Borrowings under revolving commitment	43,000	206,500	135,000
Repayments of term loan	(245,000)	(88,000)	(54,000)
Repayments of revolving commitment	(150,000)	(166,500)	(169,500)
Payment of dividends	(211,618)	(208,656)	(160,487)
Cash paid for common stock purchased	(7,065)	(10,694)	(8,275)
Net cash (used in) financing activities	(336,017)	(290,159)	(281,273)
Effect of exchange rate changes on cash	(5,727)	(5,857)	12,084
Net (decrease) increase in cash and cash equivalents	(9,955)	6,824	4,201
Cash and cash equivalents at beginning of period	105,301	98,477	94,276
Cash and cash equivalents at end of period	$95,346	$105,301	$98,477
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,162	$1,313	$5,056
Cash paid for income taxes, net	$119,573	$119,762	$81,184
Non-cash additions to operating lease right-of-use assets	$122,149	$116,594	$89,016

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2022, 2021, and 2020, Rollins, Inc. and Subsidiaries

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

Principles of Consolidation—The Company’s Consolidated Financial Statements include the accounts of Rollins, Inc. and the Company’s wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company does not consolidate the financial statements of any company in which it has an ownership interest of 50% or less. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity. The Company reclassified or revised certain prior period amounts, none of which were material, to conform to the current period presentation. All material intercompany accounts and transactions have been eliminated.

Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, accrued insurance, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and financing receivable reserves, inventory (materials and supplies) valuation, employee benefit plans, income tax contingency accruals and valuation allowances, contingency accruals; goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

The Company considered the impact of COVID-19 on the assumptions and estimates used in preparing the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature but complicated by the uncertainty surrounding the global economic impact of COVID-19. The results of operations for the year ended December 31, 2022 are not necessarily indicative of results for future years. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

Basis of Presentation— Certain consolidated financial statement amounts relative to prior periods have been revised, the effects of which are immaterial, to correct the Company’s application of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” with respect to certain acquisitions occurring between 2012 and 2019, which resulted in adjustments to the fair values of customer contracts and contingent consideration related to these acquisitions. The Company assessed the materiality of this correction to prior periods’ consolidated financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and “Presentation of Financial Statements,” codified in ASC 250. The Company concluded that the correction was not material to prior periods and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, the Company corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings. The impact of this revision does not affect the interim or annual assessment of goodwill, intangibles or indefinite-lived assets. The impact of this revision on the Company’s previously reported consolidated financial statements is as follows:

	At December 31, 2021
	As reported	Adjustment	As revised
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Goodwill	$721,819	$64,685	$786,504
Customer contracts, net	325,929	(24,015)	301,914
Total assets	1,980,870	40,670	2,021,540
Other long-term accrued liabilities	67,345	11,501	78,846
Total liabilities	898,822	11,501	910,323
Retained earnings	500,919	29,169	530,088
Total stockholders' equity	1,082,048	29,169	1,111,217
Total liabilities and stockholders' equity	1,980,870	40,670	2,021,540

	For the year ended December 31, 2021			For the year ended December 31, 2020
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
CONSOLIDATED STATEMENTS OF INCOME
COSTS AND EXPENSES
Sales, general and administrative	$727,489	$—	$727,489	$656,207	$1,002	$657,209
Depreciation and amortization	94,205	(7,647)	86,558	88,329	(8,998)	79,331
Total operating expenses	1,984,311	(7,647)	1,976,664	1,793,128	(7,996)	1,785,132
Operating income	439,989	7,647	447,636	368,092	7,996	376,088
Consolidated income before income taxes	474,838	7,647	482,485	354,720	7,996	362,716
Provision for income taxes	124,151	1,769	125,920	93,896	2,064	95,960
Net income	350,687	5,878	356,565	260,824	5,932	266,756
Net income per share - basic and diluted	0.71	0.01	0.72	0.53	0.01	0.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$350,687	$5,878	$356,565	$260,824	$5,932	$266,756
Comprehensive income	345,173	5,878	351,051	271,036	5,932	276,968

	Retained Earnings			Total
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Balance at December 31, 2019	$256,300	$17,359	$273,659	$815,750	$17,359	$833,109
Net income	260,824	5,932	266,756	260,824	5,932	266,756
Balance at December 31, 2020	358,888	23,291	382,179	941,360	23,291	964,651
Net income	350,687	5,878	356,565	350,687	5,878	356,565
Balance at December 31, 2021	500,919	29,169	530,088	1,082,048	29,169	1,111,217

	For the year ended December 31, 2021			For the year ended December 31, 2020
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
CONSOLIDATED STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income	$350,687	$5,878	$356,565	$260,824	$5,932	$266,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,205	(7,647)	86,558	88,329	(8,998)	79,331
Provision for deferred income taxes	1,652	1,769	3,421	(1,215)	2,064	849
Changes in operating assets and liabilities
Other long-term assets and liabilities	(7,138)	—	(7,138)	18,217	1,002	19,219
Net cash provided by operating activities	401,805	—	401,805	435,785	—	435,785

Revenue Recognition—The Company’s revenue recognition policy is to recognize revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Termite control services - Rollins provides a variety of termite protection services. Termite protection programs include liquid treatments, wet and dry foam applications, termite baiting and wood treatments. Revenue from initial termite treatment services is recognized as services are provided.

Maintenance/monitoring/inspection - In connection with the initial service offerings, Rollins provides recurring maintenance, monitoring or inspection services to help protect consumers’ property from any future sign of termite activities after the original treatment. This recurring service is a service-type warranty under ASC 606, “Revenue from Contracts with Customers,” as it is routinely sold and purchased separately from the initial treatment services and is typically purchased or renewed annually.

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

Revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term that depicts the Company’s performance in transferring control of the service, and the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred (including legal costs) based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date, and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for noticed claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.

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

The Company’s international operations accounted for approximately 7%, 8%, and 7% of revenues for the years ended December 31, 2022, 2021, and 2020 respectively.

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

The Company extends terms to certain customers on higher dollar termite and ancillary work, as well as to certain franchisees for initial funding on the sale of franchises. These financed receivables are segregated from our trade receivables. The allowance for expected credit losses reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. See Note 4 – Allowance for Credit Losses for further information.

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

Allowance for Expected Credit Losses— The Company maintains an allowance for expected credit losses based on the expected collectability of accounts receivable. Management uses historical collection results as well as accounts receivable aging in order to determine the expected collectability of accounts receivable. Substantially all of the Company’s receivables are due from pest control and termite services in the United States and selected international locations. The Company’s allowance for expected credit losses is determined using a combination of factors. The Company’s established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Provisions for expected credit losses are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for expected credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for expected credit losses can fluctuate significantly from period to period. We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

Advertising—Advertising costs are charged to sales, general and administrative expense during the year in which they are incurred.

Years ended December 31,	2022	2021	2020
(in thousands)
Advertising	$102,959	$91,879	$86,314

Cash and Cash Equivalents— The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company’s $95.3 million of total cash at December 31, 2022 is primarily cash held at various banking institutions. Approximately $68.6 million is held in cash accounts at international banking institutions and the remaining $26.7 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times may exceed federally insured amounts. The Company has not incurred any losses in these accounts.

At December 31,	2022	2021
(in thousands)
Cash held in foreign bank accounts	$68,580	$78,102

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses reported in other comprehensive income.

The Company had no other marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2022 and 2021. See Note 12 for further details.

Materials and Supplies— Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method.

Other Current Assets – Other current assets include prepaids and the international bond investment. Refer to Note 9, Fair Value Measurement.

Income Taxes—The Company provides for income taxes based on FASB ASC topic 740 “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it determines that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company’s policy is to record interest and penalties related to income tax matters in income tax expense.

Equipment and Property— Equipment and property are stated at cost, net of accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Annual provisions for depreciation are computed using the following asset lives: buildings, 10 to 40 years; and furniture, fixtures and operating equipment, 2 to 10 years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. The annual provisions for depreciation, below, have been reflected in the consolidated statements of income in the line item entitled Depreciation and amortization.

Years ended December 31,	2022	2021	2020
(in thousands)
Depreciation	$35,648	$40,592	$40,623

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

Impairment of Long-Lived Assets - In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment,” the Company’s long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including customer contracts and assets that may be subject to a management plan for disposition.

Goodwill and Other Intangible Assets— In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other,” the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the Company level. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit (the Company) with its carrying value. If the fair value of the reporting unit is below the carrying value, the Company recognizes a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset unit to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value. The Company completed its most recent annual impairment analysis as of September 30, 2022. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated.

Other Assets – Other assets is mostly comprised of deferred compensation assets and the international bond investment. Refer to Note 12, Employee Benefit Plans and Note 9, Fair Value Measurement.

Accrued Insurance— The Company retains, up to specified limits, certain risks related to general liability, workers’ compensation and auto liability. Risks are managed through either high deductible insurance or, for Clark Pest Control only, a non-affiliated group captive insurance member arrangement. The estimated costs of existing and future claims under the retained loss program are accrued based upon historical trends as incidents occur, whether reported or unreported (although actual settlement of the claims may not be made until future periods) and may be subsequently revised based on developments relating to such claims. The group captive is subject to a third-party actuary retained by the captive manager, independent from the Company.  For the high deductible insurance program, the Company contracts with an independent third-party actuary to provide the Company an estimated liability based upon historical claims information. The actuarial study is a major consideration in establishing the reserve, along with management’s knowledge of changes in business practice and existing claims compared to current balances. Management’s judgment is inherently subjective as a number of factors are outside management’s knowledge and control. Additionally, historical information is not always an accurate indication of future events. The Company continues to be proactive in safety and risk management to develop and maintain ongoing programs to reduce and prevent incidents and claims. Initiatives that have been implemented include required pre-employment screening and ongoing motor vehicle record review for all drivers, post-offer physicals for new employees, pre-hire, random and post incident drug testing, driver training and post-injury nurse triage for work-related injuries. The accruals and reserves we hold are based on estimates that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.

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

Other Current Liabilities – Other current liabilities are mostly comprised of the current portion of acquisition holdback and earnout liabilities (see Note 9), contingency accruals, deferred compensation liabilities (see Note 12) and taxes payable.

Other Long-term Accrued Liabilities – Other long-term accrued liabilities include long-term balances for deferred compensation, acquisition holdback and earnout liabilities, deferred tax liabilities, contingency accruals, and the long-term portion of unearned revenue.

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

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net income available to participating common stockholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive equity.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) and restricted stock units is as follows (in thousands except per share data).

Year Ended December 31,	2022	2021	2020
Net income available to stockholders	$368,599	$356,565	$266,756
Less dividends paid:
Common stock	(210,509)	(207,482)	(159,524)
Time-lapse restricted awards	(1,109)	(1,174)	(963)
Undistributed earnings for the period	$156,981	$147,909	$106,269
Allocation of undistributed earnings:
Common stock	156,123	147,069	99,676
Time-lapse restricted awards	823	840	661
Restricted stock units	36	—	—
Weighted-average shares outstanding:
Weighted-average outstanding common shares	489,719	489,259	488,364
Add participating securities:
Weighted-average time-lapse restricted awards	2,581	2,795	3,240
Total weighted-average shares outstanding - basic	492,300	492,054	491,604
Dilutive effect of restricted stock units	113	—	—
Total weighted-average shares outstanding - diluted	492,413	492,054	491,604

Basic earnings per share:
Common stock:
Distributed earnings	$0.43	$0.42	$0.33
Undistributed earnings	0.32	0.30	0.21
	$0.75	$0.72	$0.54
Time-lapse restricted awards:
Distributed earnings	$0.43	$0.42	$0.30
Undistributed earnings	0.32	0.30	0.20
	$0.75	$0.72	$0.50
Diluted earnings per share:
Common stock:
Distributed earnings	$0.43	$0.42	$0.33
Undistributed earnings	0.32	0.30	0.21
	$0.75	$0.72	$0.54
Time-lapse restricted awards:
Distributed earnings	$0.43	$0.42	$0.30
Undistributed earnings	0.32	0.30	0.20
	$0.75	$0.72	$0.50
Restricted stock units:
Distributed earnings	$—	$—	$—
Undistributed earnings	0.32	—	—
	$0.32	$—	$—

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

Stock-Based Compensation— The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Time lapse restricted awards and restricted stock units (“restricted shares) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan.

Restricted shares provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The 2022 grant of restricted shares vest over five years from the date of the grant. Prior grants vest over six years from the date of grant. The Company issues new shares from its authorized but unissued share pool. During these years, restricted awards grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted shares are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed. The fair value of these awards is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period.

Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, cash flow hedge of interest rate risks and unrealized gains and losses on available for sale securities.

Franchising Program – The Company has franchise programs through Orkin, Critter Control and its Australian subsidiaries. We had a total of 137, 135 and 128 domestic franchise agreements as of December 31, 2022, 2021 and 2020, respectively. International franchise agreements totaled 89, 103 and 101 as of December 31, 2022, 2021 and 2020, respectively. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.

Combined domestic and international revenues from Orkin, Critter Control and Australia franchises were $15.5 million, $15.5 million and $15.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total franchising revenues were less than 1.0% of the Company’s annual revenues for each of the three years respectively.

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

2.     ACQUISITIONS

The Company made 31 and 39 acquisitions during the years ended December 31, 2022, and 2021, respectively. Total cash purchase price for the Company’s acquisitions in 2022 and 2021 were $116.0 million and $146.1 million, respectively.  For the 31 acquisitions completed in 2022, the preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are included in the reconciliation of the total consideration as follows (in thousands):

	2022	2021
Accounts receivable, net	$3,736	$3,072
Materials and supplies	529	891
Equipment and property	6,741	8,184
Goodwill	64,997	69,555
Customer contracts	49,871	80,239
Trademarks & tradenames	5,615	1,200
Other intangible assets	1,538	3,668
Current liabilities	(4,853)	(6,483)
Other assets and liabilities, net	(1,948)	288
Total consideration	126,226	160,614
Less: Acquisition holdback liabilities	(10,178)	(14,516)
Total cash purchase price	$116,048	$146,098

The Company also made a final payment of $3.1 million for a 2021 acquisition in 2022.

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the year ended December 31, 2022, $65.0 million of goodwill was added related to the 31 acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary until the Company obtains final information regarding these fair values.

3.     REVENUE

The following tables present our revenues disaggregated by revenue source (in thousands).

Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the following tables. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	2022	2021	2020
(in thousands)
United States	$2,498,363	$2,240,226	$2,006,368
Other countries	197,460	184,074	154,852
Total Revenues	$2,695,823	$2,424,300	$2,161,220

Revenue from external customers, classified by significant product and service offerings, was as follows:

(in thousands)	2022	2021	2020
Residential revenue	$1,212,491	$1,103,687	$977,470
Commercial revenue	914,839	829,396	752,349
Termite completions, bait monitoring, & renewals	536,854	465,053	406,782
Franchise revenues	15,665	15,777	14,367
Other revenues	15,974	10,387	10,252
Total Revenues	$2,695,823	$2,424,300	$2,161,220

Deferred revenue recognized for the year ended December 31, 2022 and 2021 was $205.3 million and $187.3 million, respectively. Changes in unearned revenue were as follows:

	Year Ended December 31,
	2022	2021
(in thousands)
Beginning balance	$168,607	$149,224
Deferral of unearned revenue	224,647	206,730
Recognition of unearned revenue	(205,260)	(187,347)
Ending balance	$187,994	$168,607

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be billed and recognized in future periods. The Company has no material contracted not recognized revenue as of December 31, 2022 or December 31, 2021.

At December 31, 2022 and December 31, 2021, the Company had long-term unearned revenue of $29.9 million and $23.5 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.

4.     ALLOWANCE FOR EXPECTED CREDIT LOSSES

The Company is exposed to credit losses primarily related to accounts receivables and financed receivables derived from customer services revenue. To reduce credit risk for residential accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low with a large number of entities comprising Rollins’ customer base and dispersion across many different geographical regions.

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

Total financing receivables, net were $97.1 million and $73.2 million at December 31, 2022 and December 31, 2021, respectively. Financing receivables are generally charged-off when deemed uncollectable or when 180 days have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for expected credit losses. Gross charge-offs as a percentage of average financing receivables were 5.6% and 4.3% for the twelve months ended December 31, 2022 and December 31, 2021, respectively. Due to the low percentage of charge-off receivables and the high creditworthiness of the potential obligors, the Rollins, Inc. financing receivables portfolio has a low credit risk.

The Company offers 90 days same-as-cash financing to some customers based on their creditworthiness. Interest is not recognized until the 91st day at which time it is calculated retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2022, there were no accounts greater than 180 days past due.

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

The carrying amount of notes receivable approximates fair value as the interest rates approximate market rates for these types of contracts. Long-term installment receivables, net were $63.5 million and $47.1 million at December 31, 2022 and 2021, respectively.

The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the years ended December 31, 2022, 2021 and 2020.

	Allowance for Credit Losses
	Trade	Financed	Total
(in thousands)	Receivables	Receivables	Receivables
Balance at December 31, 2019	$16,699	$2,959	$19,658
Adoption of ASC 326	(3,330)	-	(3,330)
Provision for expected credit losses	14,699	2,837	17,536
Write-offs charged against the allowance	(18,228)	(2,565)	(20,793)
Recoveries collected	7,014	—	7,014
Balance at December 31, 2020	$16,854	$3,231	$20,085
Provision for expected credit losses	11,732	3,553	15,285
Write-offs charged against the allowance	(19,882)	(2,799)	(22,681)
Recoveries collected	5,181	—	5,181
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	13,701	5,740	19,441
Write-offs charged against the allowance	(18,861)	(4,757)	(23,618)
Recoveries collected	5,348	—	5,348
Balance at December 31, 2022	$14,073	4,968	$19,041

The following is a summary of the past due financing receivables:

At December 31,	2022	2021
(in thousands)
30-59 days past due	$4,269	$1,911
60-89 days past due	1,913	1,058
90 days or more past due	3,781	2,886
Total	$9,963	$5,855

The following is a summary of percentage of gross financing receivables:

At December 31,	2022	2021
Current	90.2%	91.7%
30-59 days past due	4.2%	2.7%
60-89 days past due	1.9%	1.5%
90 days or more past due	3.7%	4.1%
Total	100.0%	100.0%

5.     EQUIPMENT AND PROPERTY, NET

Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2022	2021
(in thousands)
Buildings	$51,223	$54,935
Operating equipment	132,411	126,732
Furniture and fixtures	20,389	19,261
Computer equipment and systems	233,108	223,648
	437,131	424,576
Less: accumulated depreciation	(333,298)	(315,891)
	103,833	108,685
Land	24,213	24,572
Equipment and property, net	$128,046	$133,257

Included in computer equipment and systems at December 31, 2022 and 2021, are costs for internal use software of $147.1 million and $143.5 million, respectively. The related accumulated depreciation was $117.3 million and $105.3 million at December 31, 2022 and 2021, respectively.

Included in equipment and property, net at December 31, 2022 and 2021, are fixed assets held in foreign countries of $9.5 million, and $8.4 million, respectively.

Total depreciation expense was approximately $35.6 million in 2022, $40.6 million in 2021 and $40.6 million in 2020.

6.     LEASES

The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC Topic 842, “Leases” not to include short-term leases with a duration of 12 months or less on the balance sheet. As of December 31, 2022 and 2021, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

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

		Years Ended
(in thousands, except Other Information)		December 31,
Lease Classification	Financial Statement Classification	2022	2021
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$129	$235
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	97,764	93,215
Total lease expense		$97,893	$93,450

Other Information:
Weighted-average remaining lease term - operating leases		5.1 Yrs	5.5 Yrs
Weighted-average discount rate - operating leases		3.67%	3.63%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$96,700	$92,032

Lease Commitments

Future minimum lease payments, including assumed exercise of renewal options at December 31, 2022 were as follows:

(in thousands)
2023	93,779
2024	70,739
2025	52,123
2026	32,551
2027	16,124
Thereafter	49,943
Total Future Minimum Lease Payments	315,259
Less: Amount representing interest	(33,828)
Total future minimum lease payments, net of interest	$281,431

Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $163.2 million for building leases and $152.1 million for vehicle leases. As of December 31, 2022, the Company had additional future obligations of $9.5 million for leases that had not yet commenced.

7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $846.7 million as of December 31, 2022 and $786.5 million as of December 31, 2021. Goodwill increased for the year ended December 31, 2022 primarily due to acquisitions. The carrying amount of goodwill in foreign countries was $97.4 million as of December 31, 2022 and $82.1 million as of December 31, 2021.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2022 and 2021 were as follows:

Goodwill:
Balance at December 31, 2020	$717,861
Additions	69,264
Adjustments due to currency translation	(621)
Balance at December 31, 2021	786,504
Additions	64,997
Measurement adjustments	(9)
Adjustments due to currency translation	(4,788)
Balance at December 31, 2022	$846,704

The carrying amount of goodwill as of December 31, 2021 and 2020 reflects the adjustment of $64,685 to correct prior periods. See Note 1, Basis of Presentation, for further information on the prior period adjustments recorded.

8.     CUSTOMER CONTRACTS, TRADENAMES AND TRADEMARKS, AND OTHER INTANGIBLE ASSETS

Customer contracts are amortized on a straight-line basis as this best approximates the ratio that current revenues bear to the total of current and anticipated revenues based on the estimated lives of the assets. In accordance with the FASB ASC Topic 350 “Intangibles - Goodwill and other”, the expected lives of customer contracts were analyzed, and it was determined that customer contracts should be amortized over a life of 7 to 20 years dependent upon customer type.

The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2022	2021
(in thousands)
Customer contracts	$502,689	$479,294
Less: accumulated amortization	(204,130)	(177,380)
Customer contracts, net	$298,559	$301,914

The carrying amount of customer contracts as of December 31, 2021 reflects the impact of adjustments to correct prior periods. See Note 1, Basis of Presentation, for further information on the prior period adjustments recorded. The net carrying amount of customer contracts in foreign countries was $46.1 million as of December 31, 2022 and $42.1 million as of December 31, 2021.

Trademarks and tradenames are amortized on a straight-line basis over the period of their useful lives. The Company has determined these assets have useful lives between 7 and 20 years with non-amortizable, indefinite-lived tradenames of $104.3 million and $102.7 million as of December 31, 2022 and 2021, respectively.

The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

December 31,	2022	2021
(in thousands)
Trademarks and tradenames	$121,655	$115,468
Less: accumulated amortization	(10,009)	(6,492)
Trademarks and tradenames, net	$111,646	$108,976

The net carrying amount of trademarks and tradenames in foreign countries was $4.2 million as of December 31, 2022 and $2.9 million as of December 31, 2021.

Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.

The carrying amount and accumulated amortization for other intangible assets were as follows:

December 31,	2022	2021
(in thousands)
Other intangible assets	$25,357	$24,448
Less: accumulated amortization	(16,814)	(12,769)
Other intangible assets, net	$8,543	$11,679

The net carrying amount of other intangible assets in foreign countries was $0.7 million as of December 31, 2022 and 2021.

Included in the table above are non-amortizable, indefinite-lived Internet domain names of $2.2 million at December 31, 2022 and 2021, respectively.

Total amortization expense was approximately $55.7 million in 2022, $46.0 million in 2021 and $38.7 million in 2020.

Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2023	$59,281
2024	55,950
2025	47,140
2026	43,622
2027	39,958

9.    FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, financed and notes receivable, accounts payable, other short-term liabilities, and debt. The carrying amounts of these financial instruments approximate their respective fair values. The Company also has derivative instruments as discussed in Note 11 and financial instruments related to its defined benefit pension plan and deferred compensation plan detailed in Note 12.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

As of December 31, 2022 and 2021, the Company had investments in international bonds of $10.7 million and $12.6 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At December 31, 2021, the entire investment was recorded in other current assets. Management reassessed their intentions on the investment and at December 31, 2022, $0.5 million was included in other current assets and $10.2 million was included in other assets. The bonds are recorded at fair market value with unrealized losses of $1.0 million included in other comprehensive income during the year ended December 31, 2022.

At December 31, 2022 and 2021, respectively, the Company had $13.5 million and $25.2 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. Acquisition earnouts are generally earned by achieving certain levels of revenue growth while maintaining certain profit margins. The earnout liabilities are discounted to reflect the expected probability of payout, and both earnout and holdback liabilities are discounted to their net present value on the Company’s books and are considered Level 3 liabilities.

The table below presents a summary of the changes in fair value for these liabilities.

(in thousands)
Acquisition holdback and earnout liabilities at December 31, 2020	$35,744
New acquisitions	14,516
Payouts	(22,809)
Interest on outstanding contingencies	855
Charge offset, forfeit and other	(3,150)
Acquisition holdback and earnout liabilities at December 31, 2021	25,156
New acquisitions	10,178
Payouts	(17,334)
Interest on outstanding contingencies	398
Charge offset, forfeit and other	(4,902)
Acquisition holdback and earnout liabilities at December 31, 2022	$13,496

10.     DEBT

In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “2019 Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). On January 27, 2022, the Company entered into an amendment (the “Amendment”) to the Credit Agreement with Truist Bank and Bank of America, N.A. whereby additional term loans in an aggregate principal amount of $252.0 million were advanced to the Company. The Amendment also replaced LIBOR as the benchmark interest rate for borrowings with the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) and reset the amortization schedule for all term loans under the Credit Agreement. The maturity of all loans made under the Credit Agreement prior to the Amendment remains unchanged at April 29, 2024 and all other terms of the Credit Agreement remain unchanged in all material respects. In addition, the Credit Agreement has provisions to extend the term of the Revolving Commitment beyond April 29, 2024, as well as the right at any time and from time to time to prepay any borrowing under the Credit Agreement, in whole or in part, without premium or penalty.

As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the Term Loan and there were no outstanding borrowings under the Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.123%. The effective interest rate is comprised of the BSBY plus a margin of 75.0 basis points as determined by the Company’s leverage ratio calculation. As of December 31, 2021, the Revolving Commitment had outstanding borrowings of $107.0 million and the Term Loan had outstanding borrowings of $48.0 million with an effective interest rate of 0.85%.

The Company maintains approximately $71.3 million in letters of credit as of December 31, 2022. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $37.2 million as of December 31, 2021. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

In order to comply with applicable debt covenants, the Company is required to maintain at all times a leverage ratio of not greater than 3.00:1.00. The leverage ratio is calculated as of the last day of the fiscal quarter most recently ended. The Company remained in compliance with applicable debt covenants at December 31, 2022.

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

On June 19, 2019, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility. The Company designated the swap as a cash flow hedge. The swap required the Company to pay a fixed rate of 1.94% per annum on the notional amount. The cash flows from the swap began June 30, 2019 and ended on December 31, 2021. Realized gains and losses in connection with each required interest payment were reclassified from Accumulated other comprehensive income (“AOCI”) to interest expense during the period of the cash flows.  During 2021 and 2020, $0.4 million and $0.7 million was reclassified into interest expense.

Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the US dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in US dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards are recorded in other income/expense and were equal to net income of $1.1 million for the twelve months December 31, 2022, and net losses of $0.4 million for each of the twelve months ended December 31, 2021 and 2020. The fair values of the Company’s FX Forwards were recorded as a net asset of $0.3 million in Other Current Assets as of December 31, 2022 and a net obligation of $0.05 million in Other Current Liabilities as of December 31, 2021.

As of December 31, 2022, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):

	Number of	Sell	Buy
FX Forward Contracts	Instruments	Notional	Notional
Sell AUD/Buy USD Fwd Contract	20	2,700	$1,888
Sell CAD/Buy USD Fwd Contract	20	20,000	15,264
Total	40		$17,152

The financial statement impact related to these derivative instruments was insignificant for the years ended December 31, 2022, 2021, and 2019, respectively.

12.     EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company has sponsored noncontributory tax-qualified defined benefit pension plans covering employees meeting certain age and service requirements, the most significant of which was the Rollins, Inc. Plan, which was terminated in 2018. The Company funds its plans with at least the minimum amount required by ERISA.

Waltham Services, LLC Hourly Employee Pension Plan (the “Waltham Plan”)

The Company sponsors the Waltham Plan, which covers less than 80 participants as of December 31, 2022. The Waltham Plan was amended, effective September 1, 2018, to freeze future benefit accruals for all participants. The Company accounts for all defined benefit plans in accordance with the FASB ASC Topic 715 “Compensation Retirement Benefits,” and engages an outside actuary to calculate obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis, including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary. As of December 31, 2022, the fair value of Waltham Plan assets were $1.2 million, with a projected liability of $1.9 million and an unfunded status of $0.7 million. At December 31, 2022 the plan’s assets were comprised of listed common stocks and U.S government and corporate securities and are classified as Level 1 and Level 2 in the fair value hierarchy.

Defined Contribution 401(k) Savings Plan

The Company sponsors a defined contribution 401(k) Savings Plan (“the Plan”) that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which includes commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $29.9 million, $25.7 million and $27.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, 2021, and 2020 approximately, 30.6%, 28.7%, and 34.9%, respectively, of the plan assets consisted of Rollins, Inc. common stock. Total administrative fees paid by the Company for the Plan were less than $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

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

At December 31, 2022, the Deferred Compensation Plan had 75 life insurance policies with a net face value of $45.8 million compared to 75 policies with a face value of $53.1 million at December 31, 2021. The cash surrender value of these life insurance policies was $23.2 million and $27.2 million at December 31, 2022 and 2021, respectively. These policies are valued using the NAV practical expedient.

The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2022 and 2021.

(in thousands)	Level 1	Level 2	Level 3	NAV	Total
December 31, 2022	$25	$—	$—	$23,246	$23,271
December 31, 2021	$25	$—	$—	$27,211	$27,236

Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in money market funds.

Total expense related to deferred compensation was $1.1 million, $0.3 million, and $0.3 million in 2022, 2021, and 2020, respectively. The Company had $23.3 million and $27.2 million in deferred compensation assets as of December 31, 2022 and 2021, respectively, included within other assets on the Company’s consolidated statements of financial position and $19.0 million and $23.6 million in deferred compensation liability as of December 31, 2022 and 2021, respectively, located within other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.

13.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, and claims related to acquisitions and allegations by federal, state or local authorities of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.

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

14.    STOCK-BASED COMPENSATION

Stock Compensation Plans

Time-Lapse Restricted Shares and Restricted Stock Units

Time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other employees under the Company’s Employee Stock Incentive Plan. The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their closing stock price at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Restricted shares provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. The 2022 grant of restricted shares vest in 20 percent increments over five years from the date of grant. Prior grants vest over six years from the date of grant. In some cases, the Company may issue restricted shares that vest in greater increments over a shorter period of time. During these years, grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the one-time grant of restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.

The Company issued time lapse restricted shares of 0.9 million, 0.8 million, and 0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company issues new shares from its authorized but unissued share pool. At December 31, 2022, approximately 5.9 million shares of the Company’s common stock were reserved for issuance. In accordance with the FASB ASC Topic 718, “Compensation – Stock Compensation,” the Company recognizes the fair value of the award on a straight-line basis over the service periods of each award. The Company estimates restricted share employee forfeiture rates based on its historical experience.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

(in thousands)	2022	2021	2020
Restricted shares:
Pre-tax compensation expense	$20,816	$14,865	$20,850
Tax benefit	(4,660)	(3,208)	(3,752)
Restricted share expense, net of tax	$16,156	$11,657	$17,098

As of December 31, 2022 and 2021, $52.3 million and $49.8 million, respectively, of total unrecognized compensation cost related to time-lapse restricted shares are expected to be recognized over a weighted average period of approximately 3.5 years and 4.0 years at December 31, 2022 and 2021, respectively.

The following table summarizes information on unvested restricted shares outstanding as of December 31, 2022, 2021 and 2020.

		Weighted
		Average
	Number of	Grant-Date
(number of shares in thousands)	Shares	Fair Value
Unvested as of December 31, 2019	3,465	$17.23
Forfeited	(59)	17.11
Vested	(1,397)	15.29
Granted	861	24.53
Unvested as of December 31, 2020	2,870	$20.36
Forfeited	(191)	25.34
Vested	(861)	16.67
Granted	778	37.04
Unvested as of December 31, 2021	2,596	$26.16
Forfeited	(90)	26.37
Vested	(675)	19.99
Granted	854	30.12
Unvested as of December 31, 2022	2,685	$28.97

Employee Stock Purchase Plan

On April 26, 2022, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions. Initially, a maximum of 1,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 90% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first purchase period for the ESPP began on July 1, 2022 and ended on December 30, 2022. The Company recorded compensation expense of $0.4 million associated with the purchase period which is included in cost of services provided and sales, general and administrative expenses for the year ended December 31, 2022.

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
	Pension Liability	Currency	Interest	Available for
	Adjustment	Translation	Rate Swaps	Sale Securities	Total
Balance at December 31, 2019	$(195)	$(20,637)	$(277)	$—	$(21,109)
Change during 2020:
Before-tax amount	(173)	10,443	(141)	—	10,129
Tax benefit	46	—	37	—	83
Other comprehensive (loss) income	(127)	10,443	(104)	—	10,212
Balance at December 31, 2020	(322)	(10,194)	(381)	—	(10,897)
Change during 2021:					—
Before-tax amount	—	(5,895)	516	—	(5,379)
Tax expense	—	—	(135)	—	(135)
Other comprehensive (loss) income	—	(5,895)	381	—	(5,514)
Balance at December 31, 2021	(322)	(16,089)	—	—	(16,411)
Change during 2022:					—
Before-tax amount	—	(14,215)	—	(936)	(15,151)
Other comprehensive loss	—	(14,215)	—	(936)	(15,151)
Balance at December 31, 2022	$(322)	$(30,304)	$—	$(936)	$(31,562)

16.     INCOME TAXES

The Company’s income tax provision consisted of the following:

For the years ended December 31,	2022	2021	2020
(in thousands)
Current:
Federal	$92,793	$87,888	$67,861
State	26,786	24,131	18,381
Foreign	9,144	10,480	8,869
Total current tax	128,723	122,499	95,111
Deferred:
Federal	(333)	1,735	(12)
State	2,011	1,795	312
Foreign	(83)	(109)	549
Total deferred tax	1,595	3,421	849
Total income tax provision	$130,318	$125,920	$95,960

The primary factors causing income tax expense to be different than the federal statutory rate for 2022, 2021 and 2020 are as follows:

For the years ended December 31,	2022	2021	2020
(in thousands)
Income tax at statutory rate	$104,773	$101,485	$76,555
State income tax expense (net of federal benefit)	20,560	19,135	14,393
Foreign tax expense	1,907	2,837	2,341
Foreign tax credit	(292)	(273)	(240)
Executive compensation	2,281	2,786	5,557
Restricted stock adjustments	(1,422)	(3,468)	(3,927)
Other	2,511	3,418	1,281
Total income tax provision	$130,318	$125,920	$95,960

Other includes the release of deferred tax liabilities, tax credits, valuation allowance, disallowed deductions, and other immaterial adjustments.

The provision for income taxes resulted in effective tax rates of 26.1%, 26.1% and 26.5% on income before income taxes for the years ended December 31, 2022, 2021 and 2020, respectively. The effective rates differ from the annual federal statutory rate primarily because of state and foreign income taxes and certain other disallowed deductions.

During 2022, 2021 and 2020, the Company paid income taxes of $119.6 million, $119.8 million and $81.2 million, respectively, net of refunds.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

December 31,	2022	2021
(in thousands)
Deferred tax assets:
Insurance and contingencies	$21,695	$18,258
Unearned revenues	12,930	12,051
Compensation and benefits	14,528	13,546
State and foreign operating loss carryforwards	—	1,234
Bad debt reserve	4,301	3,873
Foreign tax credit	3,562	4,775
Termite accrual	813	642
Net pension liability	169	195
Other	1,648	3,371
Valuation allowance	—	(192)
Total deferred tax assets	59,646	57,753
Deferred tax liabilities:
Depreciation and amortization	(22,663)	(24,261)
Intangibles and other	(59,346)	(55,300)
Total deferred tax liabilities	$(82,009)	$(79,561)
Net deferred taxes
Deferred tax assets	$1,792	$2,948
Deferred tax liabilities	$(24,154)	$(24,757)

Deferred tax assets are included in Other assets and deferred tax liabilities are included in Other long-term accrued liabilities on the balance sheet.

Analysis of the valuation allowance:

December 31,	2022	2021
(in thousands)
Valuation allowance at beginning of year	$192	$144
(Decrease) increase in valuation allowance	(192)	48
Valuation allowance at end of year	$—	$192

As of December 31, 2022, the Company has net operating loss carryforwards for foreign and state income tax purposes of approximately $22.9 million, which are expected to be fully utilized when filing the 2022 income tax returns. If not used, these carryforwards will expire between 2022 and 2032. Because management believes that the loss carryforwards will be fully utilized, the valuation allowance decreased by $0.2 million due to the dissolution of the foreign subsidiary carrying the losses. The Company has a foreign tax credit carryforward of $3.6 million which if not fully utilized will expire in 2028.

Earnings from continuing operations before income tax included foreign income of $32.9 million in 2022, $32.5 million in 2021 and $25.3 million in 2020. The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisition of unrelated companies.  The Company has historically asserted that the undistributed earnings of our foreign subsidiaries are permanently reinvested.  However, in the fourth quarter of 2022, the Company has partially changed this assertion and expects to repatriate unremitted foreign earnings from our foreign subsidiaries. The Company asserts that we continue to be permanently reinvested with respect to our investments in our foreign subsidiaries.

The total amount of unrecognized tax benefits at December 31, 2022 that, if recognized, would affect the effective tax rate is $1.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2022	2021
(in thousands)
Unrecognized tax benefits at beginning of year	$1,018	$844
Additions for tax positions of prior years	376	174
Unrecognized tax benefits at end of year	$1,394	$1,018

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s material foreign jurisdictions include Canada, the United Kingdom and Australia. In addition, the Company has subsidiaries in various state and international jurisdictions that are currently under audit for years ranging from 2016 through 2020. With few immaterial exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years prior to 2016.

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.2 million, $0.2 million and $0.7 million as of December 31, 2022, 2021 and 2020, respectively.

17.     RELATED PARTY TRANSACTIONS

Transactions with RPC, Inc.

The Company provides certain administrative services to RPC, Inc. (“RPC”) (a company of which Mr. Gary W. Rollins was Chairman and currently serves as a Director). The service agreements between RPC and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include administration of certain employee benefit programs and other administrative services. Charges to RPC (or to corporations which are subsidiaries of RPC) for such services and rent totaled approximately $0.1 million for each of the years ended December 31, 2022, 2021, and 2020.

Transactions with LOR, Inc.

Purchase of Gulfstream III Aircraft

During the year ended December 31, 2021, the Company purchased a Gulfstream III aircraft (“Gulfstream”) from LOR Inc. (“LOR”), a company controlled by Gary W. Rollins and certain members of his family) to be used as the Company’s primary airplane. The Company purchased the Gulfstream for $0.5 million and paid the applicable taxes of forty thousand dollars. The purchase of the Gulfstream was approved by the Company’s Nominating and Corporate Governance Committee and the Committee was presented with an independent appraisal of the aircraft supporting the purchase. The Gulfstream was subsequently sold to a non-related third party in October 2022.

Pilot Sharing Agreement

The Company entered into a Pilot Sharing Agreement with LOR whereby the Company’s employee pilots may be used by LOR from time to time to operate the LOR aircraft and LOR will reimburse the Company for 50% of the costs of the pilots, including salary, benefits and training. In addition, LOR and the Company are each responsible for their own fuel costs. The Pilot Sharing Agreement was approved by the Company’s Nominating and Corporate Governance Committee. Charges to LOR under the Pilot Sharing Agreement total $0.6 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

Administrative Services Agreement

The Company also provides certain administrative services to LOR and rents office, hanger and storage space to LOR. Charges to LOR (or corporations which are subsidiaries of LOR) for rent and administrative services totaled $0.8 million, $0.6 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Lear Lease Agreement

In 2014, P.I.A. LLC, a company then owned by our late Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for company use of the aircraft for business purposes. P.I.A. LLC is now owned by a trust for the benefit of the late Mr. Rollins’ family. The lease is terminable by either party on 30 days’ notice. The Company pays $100 per month in rent for the leased aircraft, and pays all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company has the priority right to use of the aircraft on business days, and Rollins family members and guests have the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. The amounts paid by the Company for the Rollins family and guests to use the aircraft for personal use will be disclosed in the Summary Compensation Table and the Director Compensation Table to be included in the Company’s 2022 Proxy Statement. During the years ended December 31, 2022, 2021 and 2020, the Company paid approximately $0.3 million, $0.3 million, and $0.6 million in rent and operating costs under the Aircraft Time Sharing Agreement, respectively. The foregoing related party transactions were previously approved by the Company’s Nominating and Governance Committee of the Board of Directors.

Related Party Franchise Agreement

On December 1, 2019, Orkin, a subsidiary of the Company entered into a franchise agreement with Wilson Pest Management, Inc. The franchise is owned 100% by John Wilson IV. During the years ended December 31, 2022, 2021 and 2020, the Company received a total of approximately $0.2 million, $0.1 million and $0.1 million, respectively. During the year ended December 31, 2019 the Company received $0.8 million which included payment for the franchise and an initial franchise fee of seventy-five thousand dollars in connection with the transaction. The franchise agreement provides for a monthly royalty fee of 9.0% of the franchisee’s reported revenue. John Wilson IV is the son of John F. Wilson, Vice Chairman of the Company. The Company approved the agreement in accordance with its Related Party Transactions policy.

18.     SUBSEQUENT EVENTS

Quarterly Dividend

On January 23, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.13 payable March 10, 2023 to stockholders of record at the close of business February 10, 2023. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 26. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report on page 27.

Changes in Internal Controls—There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that materially affected or are reasonably likely to materially affect these controls.

Item 9B.     Other Information

None

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this Item, except that set forth below regarding the Company’s code of ethics, will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, or by the following business day.

The Company has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions policy. Both of these documents are available on the Company’s website at www.rollins.com, under the heading “Governance- Governance Documents,” and a copy is available by writing to Investor Relations at 2170 Piedmont Road, Atlanta, Georgia 30324. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Item 11.     Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, or by the following business day.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, or by the following business day.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence.

Information concerning certain relationships and related party transactions and director independence will be included in the Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be included in the Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
2.1	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative	10-Q	April 26, 2019	10.1
2.2	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership	10-Q	April 26, 2019	10.2
2.3	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership	10-Q	April 26, 2019	10.3
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.8	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.9	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017	10-Q	October 27, 2017	10.1
10.2*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.1
10.3*	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.2
10.4*	Forms of award agreements under the 2013 Cash Incentive Plan	10-K	February 24, 2017	10(d)
10.5*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.6*	Form of Restricted Stock Grant Agreement	8-K	April 28, 2008	10(d)
10.7*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.8*	Form of Time-Lapse Restricted Stock Agreement of Non-Section 16 Reporting Persons	10-Q	October 27, 2022	10.17
10.9*	Form of Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-Q	October 27, 2022	10.18
10.10*	Form of Rollins, Inc. Performance Share Unit Award Agreement				X
10.11*	Rollins, Inc. 2023 Executive Bonus Agreement–Gary W. Rollins				X
10.12*	Rollins, Inc. 2023 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.				X
10.13*	Rollins, Inc. 2023 Executive Bonus Agreement–Kenneth D. Krause				X
10.14*	Rollins, Inc. 2023 Executive Bonus Agreement–John F. Wilson				X
10.15*	Rollins, Inc. 2023 Executive Bonus Agreement–Elizabeth B. Chandler				X

10.16*	Offer Letter dated July 25, 2022, between Kenneth D. Krause and the Company	10-Q	October 27, 2022	10.19
10.17	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, Inc. and SunTrust Bank and Bank of America, N.A	10-K	February 28, 2020	(10)(j)
10.18	Amended Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender*	10-K	February 25, 2022	10.12
10.19	Annex A to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.13
10.20	Annex B to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.14
21	Subsidiaries of Registrant				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
24	Powers of Attorney for Directors				X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

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

ROLLINS, INC.

By:	/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jerry E. Gahlhoff, Jr.	By:	/s/ Kenneth D. Krause
	Jerry E. Gahlhoff, Jr.		Kenneth D. Krause
	President and Chief Executive Officer		Executive Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		Principal Financial Officer

Date:	February 16, 2023	Date:	February 16, 2023

By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 16, 2023

The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Jerry E. Gahlhoff, Jr.  their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Chairman
Jerry W. Nix, Lead Director
Susan R. Bell, Director
Donald P. Carson, Director
Jerry E. Gahlhoff, Director
Patrick J. Gunning, Director
Gregory B. Morrison, Director
Louise S. Sams, Director
Pamela R. Rollins, Director
John F. Wilson, Director

/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
As Attorney-in-Fact & Director
February 16, 2023

ROLLINS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report.