Form 10-Q
period 2023-03-31
ROLLINS INC
filed 2023-04-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
___________________________________________________
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
Yes ☐ No ☒
Rollins, Inc. had 492,787,005 shares of its $1 par value Common Stock outstanding as of April 17, 2023.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2023, AND DECEMBER 31, 2022
(in thousands except share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$112,503	$95,346
Trade receivables, net of allowance for expected credit losses of $12,476 and $14,073, respectively	150,426	155,759
Financed receivables, short-term, net of allowance for expected credit losses of $1,935 and $1,768, respectively	38,599	33,618
Materials and supplies	30,859	29,745
Other current assets	35,479	34,151
Total current assets	367,866	348,619
Equipment and property, net of accumulated depreciation of $339,885 and $333,298, respectively	124,117	128,046
Goodwill	852,800	846,704
Customer contracts, net	296,494	298,559
Trademarks & tradenames, net	111,353	111,646
Other intangible assets, net	7,402	8,543
Operating lease right-of-use assets	274,540	277,355
Financed receivables, long-term, net of allowance for expected credit losses of $3,541 and $3,200, respectively	62,962	63,523
Other assets	41,352	39,033
Total assets	$2,138,886	$2,122,028
LIABILITIES
Accounts payable	$39,073	$42,796
Accrued insurance - current	40,816	39,534
Accrued compensation and related liabilities	67,761	99,251
Unearned revenues	167,564	158,092
Operating lease liabilities - current	83,981	84,543
Current portion of long-term debt	—	15,000
Other current liabilities	68,161	54,568
Total current liabilities	467,356	493,784
Accrued insurance, less current portion	40,582	38,350
Operating lease liabilities, less current portion	194,860	196,888
Long-term debt	62,432	39,898
Other long-term accrued liabilities	85,904	85,911
Total liabilities	851,134	854,831
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,787,005 and 492,447,997 shares issued and outstanding, respectively	492,787	492,448
Additional paid in capital	115,018	119,242
Accumulated other comprehensive loss	(31,303)	(31,562)
Retained earnings	711,250	687,069
Total stockholders’ equity	1,287,752	1,267,197
Total liabilities and stockholders’ equity	$2,138,886	$2,122,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Customer services	$658,015	$590,680
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	326,842	295,378
Sales, general and administrative	196,431	178,785
Depreciation and amortization	22,502	23,127
Total operating expenses	545,775	497,290
OPERATING INCOME	112,240	93,390
Interest expense, net	465	568
Other (income), net	(4,714)	(1,279)
CONSOLIDATED INCOME BEFORE INCOME TAXES	116,489	94,101
PROVISION FOR INCOME TAXES	28,255	20,335
NET INCOME	$88,234	$73,766
NET INCOME PER SHARE - BASIC AND DILUTED	$0.18	$0.15
Weighted average shares outstanding - basic	492,516	492,213
Weighted average shares outstanding - diluted	492,701	492,325
DIVIDENDS PAID PER SHARE	$0.13	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$88,234	$73,766
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97	3,127
Unrealized gain (loss) on available for sale securities	162	(590)
Other comprehensive income (loss), net of tax	259	2,537
Comprehensive income	$88,493	$76,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net Income					88,234	88,234
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	97	—	97
Unrealized gain on available for sale securities	—	—	—	162	—	162
Cash dividends	—	—	—	—	(64,053)	(64,053)
Stock compensation	601	601	5,346	—	—	5,947
Employee stock buybacks	(262)	(262)	(9,570)	—	—	(9,832)
Balance at March 31, 2023	492,787	$492,787	$115,018	$(31,303)	$711,250	$1,287,752

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$530,088	$1,111,217
Net Income					73,766	73,766
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments				3,127		3,127
Unrealized loss on available for sale securities				(590)		(590)
Cash dividends					(49,205)	(49,205)
Stock compensation	757	757	5,381		—	6,138
Employee stock buybacks	(207)	(207)	(6,227)		—	(6,434)
Balance at March 31, 2022	492,461	$492,461	$104,783	$(13,874)	$554,649	$1,138,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$88,234	$73,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,502	23,127
Stock-based compensation expense	5,947	6,138
Provision for expected credit losses	3,896	4,257
Gain on sale of assets, net	(4,714)	(1,279)
Provision for deferred income taxes	6,929	2,445
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	1,533	(1,440)
Financing receivables	(4,421)	(707)
Materials and supplies	(1,043)	151
Other current assets	(1,501)	(3,629)
Accounts payable and accrued expenses	(17,548)	(16,934)
Unearned revenue	8,656	11,294
Other long-term assets and liabilities	(7,697)	(9,657)
Net cash provided by operating activities	100,773	87,532
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(15,480)	(13,223)
Capital expenditures	(7,636)	(7,995)
Proceeds from sale of assets	8,886	1,290
Other investing activities, net	640	—
Net cash (used in) investing activities	(13,590)	(19,928)
FINANCING ACTIVITIES
Payment of contingent consideration	(4,098)	(3,051)
Borrowings under term loan	—	251,783
Borrowings under revolving commitment	180,000	11,000
Repayments of term loan	(55,000)	(4,000)
Repayments of revolving commitment	(115,000)	(118,000)
Payment of dividends	(64,053)	(49,205)
Cash paid for common stock purchased	(11,443)	(6,434)
Other financing activities, net	(1,488)	—
Net cash (used in) provided by financing activities	(71,082)	82,093
Effect of exchange rate changes on cash	1,056	3,340
Net increase in cash and cash equivalents	17,157	153,037
Cash and cash equivalents at beginning of period	95,346	105,301
Cash and cash equivalents at end of period	$112,503	$258,338
Supplemental disclosure of cash flow information:
Cash paid for interest	$429	$753
Cash paid for income taxes, net	$12,572	$11,962
Non-cash additions to operating lease right-of-use assets	$20,828	$17,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of SEC regulation S-X, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Effective January 1, 2023, we reorganized our reporting structure including the transition of Jerry E. Gahlhoff, Jr. to the role of Chief Executive Officer. As a result of the transition, we reevaluated our segment reporting and determined that we now have two operating segments and two goodwill reporting units, but we continue to operate under one reportable segment which contains our residential, commercial, and termite business lines. As of January 1, 2023, we performed an assessment of whether there was an indication of impairment before and after the reorganization. In that analysis, we determined that no goodwill impairment existed. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2022. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2022 Annual Report on Form 10-K.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
Certain condensed consolidated financial statement amounts relative to the prior period have been revised as detailed in our annual report on Form 10-K for the year ended December 31, 2022. The impact of this revision on the Company's previously reporting condensed consolidated financial statements for the three months ended March 31, 2022 includes a decrease to depreciation and amortization expense of $1.7 million and an increase in the provision for income tax expense of $0.4 million. This revision affects these specific line items and subtotals within the consolidated statements of income, comprehensive income, stockholders' equity and cash flows.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this Update eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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

ROLLINS, INC. AND SUBSIDIARIES
restrictions that are measured at fair value. These amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not currently own any equity securities and therefore the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3.    ACQUISITIONS
The Company made six acquisitions during the three-month period ended March 31, 2023. The preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows (in thousands):

March 31, 2023
Accounts receivable	$33
Materials and supplies	86
Equipment and property	1,171
Goodwill	6,050
Customer contracts	10,086
Other intangible assets	160
Current liabilities	(62)
Other assets and liabilities, net	(744)
Total consideration	$16,780
Less: Acquisition holdback liabilities	(1,300)
Total cash purchase price	$15,480
Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. For the three months ended March 31, 2023, $6.1 million of goodwill was added related to the six acquisitions noted above. The recognized goodwill is expected to be deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary until the Company obtains final information regarding these fair values.
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands)
United States	$609,311	$546,460
Other countries	48,704	44,220
Total Revenues	$658,015	$590,680

ROLLINS, INC. AND SUBSIDIARIES
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Residential revenue	$283,625	$259,259
Commercial revenue	230,402	205,787
Termite completions, bait monitoring, & renewals	136,605	119,706
Franchise revenues	3,787	3,737
Other revenues	3,596	2,191
Total Revenues	$658,015	$590,680
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the following table.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended March 31, 2023 and 2022 was $55.5 million and $49.9 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Beginning balance	$187,994	$168,607
Deferral of unearned revenue	65,626	61,635
Recognition of unearned revenue	(55,466)	(49,909)
Ending balance	$198,154	$180,333
As of March 31, 2023, and December 31, 2022, the Company had long-term unearned revenue of $30.6 million and $29.9 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.
NOTE 5.    ALLOWANCE FOR CREDIT LOSSES
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts

ROLLINS, INC. AND SUBSIDIARIES
previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2023 and 2022 (in thousands).

	Allowance for Credit Losses
	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952

	Allowance for Credit Losses
	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	3,204	1,054	4,258
Write-offs charged against the allowance	(4,248)	(1,189)	(5,437)
Recoveries collected	1,329	—	1,329
Balance at March 31, 2022	$14,170	$3,850	$18,020
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the three months ended March 31, 2023 and the twelve months ended December 31, 2022 (in thousands):

Goodwill:
Balance at December 31, 2021	$786,504
Additions	64,997
Measurement adjustments	(9)
Adjustments due to currency translation	(4,788)
Balance at December 31, 2022	846,704
Additions	6,050
Measurement adjustments	—
Adjustments due to currency translation	46
Balance at March 31, 2023	$852,800
The carrying amount of goodwill in foreign countries was $98.0 million as of March 31, 2023 and $97.4 million as of December 31, 2022.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$504,980	$(208,486)	$296,494	$502,689	$(204,130)	$298,559	3-20
Trademarks and tradenames	17,516	(10,346)	7,170	17,351	(10,009)	7,342	7-20
Non-compete agreements	13,923	(8,943)	4,980	14,180	(8,226)	5,954	3-20
Patents	6,916	(6,896)	20	6,934	(6,802)	132	3-15
Other assets	1,980	(1,805)	175	2,016	(1,786)	230	10
Total amortizable intangible assets	$545,315	$(236,476)	308,839	$543,170	$(230,953)	312,217
Indefinite-lived intangible assets:
Trademarks and tradenames			104,183			104,304
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			106,410			106,531
Total customer contracts and other intangible assets			$415,249			$418,748
The carrying amount of customer contracts in foreign countries was $45.3 million and $46.1 million as of March 31, 2023 and December 31, 2022, respectively. The carrying amount of trademarks and tradenames in foreign countries was $4.2 million as of March 31, 2023 and December 31, 2022. The carrying amount of other intangible assets in foreign countries was $0.6 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively.
Amortization expense related to intangible assets was $14.0 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.
Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of March 31, 2023 are as follows:

(in thousands)
2023 (excluding the three months ended March 31, 2023)	$45,487
2024	57,542
2025	48,732
2026	45,214
2027	41,550
NOTE 7.    LEASES
The Company leases certain buildings, vehicles, and equipment. The Company elected the practical expedient approach permitted under Accounting Standards Codification Topic 842 “Leases”, not to include short-term leases with a duration of 12 months or less on the balance sheet. As of March 31, 2023, and December 31, 2022, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.
The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

ROLLINS, INC. AND SUBSIDIARIES

		Three Months Ended March 31,
(in thousands, except Other Information)
Lease Classification	Financial Statement Classification	2023	2022
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$67	$26
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	26,187	24,023
Total lease expense		$26,254	$24,049

Other Information:
Weighted-average remaining lease term - operating leases		5.0 years	5.5 years
Weighted-average discount rate - operating leases		3.73%	3.54%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$25,965	$23,758
Lease Commitments
Future minimum lease payments, including assumed exercise of renewal options as of March 31, 2023 were as follows:

(in thousands)
2023 (excluding the three months ended March 31, 2023)	$71,814
2024	75,649
2025	57,061
2026	37,087
2027	17,741
2028	12,061
Thereafter	39,726
Total future minimum lease payments	311,139
Less: Amount representing interest	32,298
Total future minimum lease payments, net of interest	$278,841
Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $149.5 million for building leases and $161.6 million for vehicle leases. As of March 31, 2023, the Company had additional future obligations of $10.8 million for leases that had not yet commenced.
NOTE 8.    FAIR VALUE MEASUREMENTS
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

ROLLINS, INC. AND SUBSIDIARIES
As of March 31, 2023, and December 31, 2022, we had investments in international bonds of $10.3 million and $10.7 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At March 31, 2023, $0.7 million was included in other current assets and $9.6 million was included in other assets. At December 31, 2022, $0.5 million was included in other current assets and $10.2 million was included in other assets. The bonds are recorded at fair market value with unrealized gains of $0.2 million and unrealized losses of $0.6 million included in other comprehensive income during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $10.5 million and $13.5 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$13,496	$25,156
New acquisitions and revaluations	1,300	1,176
Payouts	(4,098)	(3,051)
Interest on outstanding contingencies	22	126
Charge offset, forfeit and other	(187)	(8)
Ending balance	$10,533	$23,399
NOTE 9.    DEBT
On February 24, 2023, the Company entered into a revolving credit agreement ("the Credit Agreement") with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (in such capacity, the “Administrative Agent”), which refinanced its previous credit facility described below.
The Credit Agreement provides for a $1.0 billion revolving credit facility (the “Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Pounds Sterling and Japanese Yen, subject to a $400 million foreign currency sublimit. The Credit Facility also includes sub-facilities for the issuance of letters of credit of up to $150 million and swing line loans at the Administrative Agent’s discretion of up to $50 million. Certain subsidiaries of Rollins provide unsecured guarantees of the Credit Facility. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028.
Loans under the Credit Agreement bear interest, at Rollins’ election, at (i) for loans denominated in U.S. Dollars, (A) an alternate base rate (subject to a floor of 0.00%), which is the greatest of (x) the prime rate publicly announced from time to time by JPMorgan Chase, (y) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate, plus 50 basis points, and (z) Adjusted Term SOFR for a one month interest period, plus a margin ranging from 0.00% to 0.50% per annum based on Rollins’ consolidated total net leverage ratio; or (B) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero, plus a margin ranging from 1.00% to 1.50% per annum based on Rollins’ consolidated total net leverage ratio; and (ii) for loans denominated in other currencies, including Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Pounds Sterling and Japanese Yen, such interest rates as set forth in the Credit Agreement.
In April 2019, the Company entered into a Revolving Credit Agreement with Truist Bank N.A. (formerly SunTrust Bank N.A.) and Bank of America, N.A. (the “2019 Credit Agreement”) for an unsecured revolving commitment of up to $175.0 million, which includes a $75.0 million letter of credit subfacility and a $25.0 million swingline subfacility (the “Revolving Commitment”), and an unsecured variable rate $250.0 million term loan (the “Term Loan”). On January 27, 2022, the Company entered into an amendment (the “Amendment”) to the 2019 Credit Agreement with Truist Bank and Bank of America, N.A. whereby additional term loans in an aggregate principal amount of $252.0 million were advanced to the Company. The Amendment also replaced LIBOR as the benchmark interest rate for borrowings with the Bloomberg Short-

ROLLINS, INC. AND SUBSIDIARIES
Term Bank Yield Index rate (“BSBY”) and reset the amortization schedule for all term loans under the 2019 Credit Agreement. The Amendment was refinanced with the Credit Agreement described above.
As of March 31, 2023, the Company had outstanding borrowings of $62.4 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of March 31, 2023 was 6.1%. As of December 31, 2022, the Revolving Commitment had outstanding borrowings of $54.9 million under the previous Term Loan with an effective interest rate of 5.1%.
The Company maintains $194.2 million in letters of credit as of March 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. This balance is higher as of quarter end due to overlapping letters of credit as the Company transitions to new letters of credit associated with the new Credit Facility. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's’ performance measured against certain sustainability-linked metrics. The Company remained in compliance with applicable debt covenants through the date of this filing and expects to maintain compliance throughout 2023.
NOTE 10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in U.S. dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were equal to net gains of $0.1 million and net losses of $0.1 million for the quarters ended March 31, 2023 and 2022, respectively. The fair values of the Company’s FX Forwards were recorded as a net asset of $0.0 million and $0.3 million in Other Current Assets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):
Non-Designated Derivative Summary

FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	18	1,900	$1,276
Sell CAD/Buy USD Fwd Contract	18	18,000	13,346
Total	36		$14,622

ROLLINS, INC. AND SUBSIDIARIES
NOTE 11.    CONTINGENCIES
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
NOTE 12.    STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2023, the Company paid $64.1 million, or $0.13 per share, in cash dividends compared to $49.2 million, or $0.10 per share, during the same period in 2022.
During the three months ended March 31, 2023 and during the same period in 2022, the Company did not repurchase shares on the open market. However, in 2023 the Company purchased shares on behalf of employees for the Employee Stock Purchase Plan ("ESPP") discussed below.
The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $9.8 million and $6.4 million for the quarters ended March 31, 2023 and 2022, respectively.
Restricted Shares and Performance Share Unit Awards
As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2022 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. Beginning with the 2023 grant, restricted shares vest in 25 percent increments over four years from the date of the grant. Prior grants vest either over five years or over six years from the date of grant, depending on the year of the grant.
During the first quarter of 2023, certain executives were granted Performance Share Unit awards (PSUs) in addition to restricted shares, representing 25% of their total annual stock compensation awards. 50% of the PSUs will be determined by the Company’s 3-year average Adjusted EBITDA Margin, and the other 50% will be determined by Rollins' 3-year average Revenue compound annual growth rate (CAGR). As well as the standard PSUs offered, there will also be a “kicker” option that can be earned based upon the Company’s 3-year average TSR value as compared to the S&P 500. In accordance with ASC 718, Compensation-Stock Compensation, the PSUs will be accounted for as equity awards with the fair value of the awards determined as of the grant date. These awards will be expensed on a straight-line basis over the

ROLLINS, INC. AND SUBSIDIARIES
three-year vesting period. The grant date fair value of the awards was determined with the assistance of a third party specialist based on a range of potential outcomes relative to the market condition.
The Company issues new shares from its authorized but unissued share pool. As of March 31, 2023, approximately 5.3 million shares of the Company’s common stock were reserved for issuance.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended March 31,
(in thousands)	2023	2022
Restricted shares and PSUs:
Pre-tax compensation expense	$5,755	$6,138
Tax benefit	(1,396)	(1,324)
Compensation expense, net of tax	$4,359	$4,814
The following table summarizes information on unvested awards outstanding as of March 31, 2023:

(number of shares in thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted shares and PSUs at December 31, 2022	2,685	$28.97
Forfeited	(37)	29.61
Vested	(790)	26.45
Granted	546	36.18
Unvested restricted shares and PSUs at March 31, 2023	2,404	$31.43
As of March 31, 2023, and December 31, 2022, the Company had $68.6 million and $52.3 million of total unrecognized compensation cost, respectively, related to restricted shares and PSUs that are expected to be recognized over a weighted average period of approximately 3.4 years and 3.5 years, respectively.
Employee Stock Purchase Plan
As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2022 Annual Report on Form 10-K, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions. The first purchase period for the ESPP began on July 1, 2022 and ended on December 30, 2022. The Company recorded compensation expense of $0.2 million associated with the purchase period which is included in cost of services provided and sales, general and administrative expenses for the quarter ended March 31, 2023.

NOTE 13.    EARNINGS PER SHARE
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Weighted-average outstanding common shares	490,209	489,616
Add participating securities:
Weighted-average time-lapse restricted awards	2,307	2,597
Total weighted-average shares outstanding - basic	492,516	492,213
Dilutive effect of restricted stock units and PSUs	185	112
Weighted-average shares outstanding - diluted	492,701	492,325
NOTE 14.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $28.3 million and $20.3 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company’s effective tax rate increased to 24.3% in the first quarter of 2023 compared to 21.6% in 2022. The rate was higher due to higher foreign income taxes and state income taxes compared to the prior year.
As of March 31, 2023 and December 31, 2022, the Company had deferred income tax assets of $1.8 million, included in other assets, and deferred income tax liabilities of $31.0 million and $24.2 million, respectively, included in other long-term accrued liabilities.
NOTE 15.    SUBSEQUENT EVENTS
Fox Pest Control Acquisition
On April 1, 2023, the Company acquired 100% of FPC Holdings, LLC (“Fox Pest Control”) for $318 million plus $32 million of contingent consideration that will be paid upon the attainment of future growth and profitability levels. The acquisition is expected to be accounted for as a business combination and the assets acquired and liabilities assumed will be measured at fair value as of the acquisition date. The initial purchase price allocation is not complete as of the date of this filing. As part of funding the Fox Pest Control acquisition, on April 3, 2023 the Company borrowed incremental amounts under the Credit Agreement of $305.0 million. The proceeds, as well as cash on hand, were used to pay cash consideration at closing.
Quarterly Dividend
On April 25, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.13 per share payable on June 9, 2023 to stockholders of record at the close of business on May 10, 2023.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties and reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K and Part II, Item 1A, “Risk Factors” and “Caution Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC.
GENERAL OPERATING COMMENTS
The Company recognized 11.4% growth in revenues for the quarter with strong growth across all major service lines. Total revenues finished at $658.0 million compared to $590.7 million for the prior year. Organic revenue* growth was 9.2% and acquisitions added 2.2% in the quarter. The stronger U.S. Dollar versus the same quarter a year ago reduced current revenues by 60 basis points. The weaker Canadian Dollar, British Pound and Australian Dollar relative to the U.S. Dollar were the biggest headwind on currency.
Operating income increased 20.2%, to $112.2 million compared to $93.4 million in the same quarter a year ago. When stated as a percentage of sales, operating income was 17.1% vs. 15.8% the same quarter a year ago. The improvement versus. the prior year reflects improved price realization and improved control over sales, general and administrative ("SG&A") costs. Earnings before income taxes, depreciation and amortization ("EBITDA")* and related margin was $139.5 million and 21.2% compared to $117.8 million and 19.9% in the first quarter of 2022. Net income increased 19.6% to $88.2 million, with earnings per diluted share of $0.18 compared to $73.8 million, or $0.15 per diluted share for the prior year.
Operating cash flow was strong during the quarter and finished at $100.8 million up from $87.5 million in 2022. We paid $15.5 million for six acquisitions in 2023. The Company paid dividends to investors of $0.13 per diluted share in the first quarter of 2023 as compared to $0.10 per diluted share for the prior year, resulting in a 30% increase in dividends per share.
Demand remains favorable to start the second quarter and we expect acquisitions to have a larger impact on revenue growth in the second quarter versus the first quarter of this year due to the recently announced Fox Pest Control acquisition. Although we continue to navigate a highly uncertain macro-environment, we are positioned well to deliver strong operating results in 2023.
*Amounts are non-GAAP financial measures. See the schedules below for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.
IMPACT OF ECONOMIC TRENDS
The continued disruption in economic markets due to high inflation, increases in interest rates, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to carry out various strategies previously implemented to help mitigate the impact of these economic disruptors, including advanced scheduling to compensate for employee and vehicle shortages, and maintaining higher purchasing levels to allow for sufficient inventory.
However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding these macro economic trends. The severity, magnitude and duration of certain economic trends, continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.

ROLLINS, INC. AND SUBSIDIARIES
The extent to which increasing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.
RESULTS OF OPERATIONS
Quarter ended March 31, 2023 compared to quarter ended March 31, 2022

	Three Months Ended March 31,		Variance		As a % of Revenue
(in thousands)	2023	2022	$	%	2023	2022
Revenues	$658,015	$590,680	67,335	11.4	100.0	100.0
Cost of services provided (exclusive of depreciation and amortization below)	326,842	295,378	31,464	10.7	49.7	50.0
Gross Profit	331,173	295,302	35,871	12.1	50.3	50.0
Sales, general and administrative	196,431	178,785	17,646	9.9	29.9	30.3
Depreciation and amortization	22,502	23,127	(625)	(2.7)	3.4	3.9
Operating income	112,240	93,390	18,850	20.2	17.1	15.8
Interest expense, net	465	568	(103)	(18.1)	0.1	0.1
Other (income), net	(4,714)	(1,279)	(3,435)	268.6	(0.7)	(0.2)
Consolidated income before income taxes	116,489	94,101	22,388	23.8	17.7	15.9
Provision for income taxes	28,255	20,335	7,920	38.9	4.3	3.4
Net income	$88,234	$73,766	14,468	19.6	13.4	12.5
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:

ROLLINS, INC. AND SUBSIDIARIES
Revenues for the quarter ended March 31, 2023 were $658.0 million, an increase of $67.3 million, or 11.4%, from 2022 revenues of $590.7 million. Organic revenue* growth was 9.2% and acquisitions added 2.2% in the quarter. The weaker U.S. Dollar versus the same quarter a year ago reduced current revenues by 60 basis points. The currency headwind was primarily related to a stronger dollar versus the Canadian Dollar, the British Pound and the Australian Dollar. Comparing 2023 to 2022, residential pest control revenue increased 9%, commercial pest control revenue increased 12% and termite and ancillary services grew 14%. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended March 31, 2023 and 2022.
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2023	2022	2021
First Quarter	$658,015	$590,680	$535,554
Second Quarter	—	714,049	638,204
Third Quarter	—	729,704	650,199
Fourth Quarter	—	661,390	600,343
Year to date	$658,015	$2,695,823	$2,424,300
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended March 31, 2023 was $331.2 million, an increase of $35.9 million, or 12.1%, compared to $295.3 million for the quarter ended March 31, 2022. Gross margin was 50.3% in 2023 compared to 50.0% in 2022. Gross profit remains strong, and we saw good performance on gross profit as pricing more than offset inflationary pressures. We pulled our price increase forward by a month this year. We were also more consistent in raising pricing across all our brands this year.
There are categories of costs that comprise the majority of cost of services provided: people, materials and supplies, fleet, and insurance and claims. We saw favorable results as a percentage of sales in people related costs as well as fleet costs, materials and supplies costs were neutral to margins and insurance and claims continues to be a headwind to margins.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended March 31, 2023, SG&A expenses increased $17.6 million, or 9.9%, compared to the quarter ended March 31, 2022. As a percentage of revenue, SG&A decreased to 29.9% from 30.3% in the prior year.

There are three categories of costs that comprise the majority of SG&A: people costs, customer acquisition related costs, and insurance and claims. In the quarter, we saw favorable results as a percentage of sales in people, customer acquisition costs were relatively neutral to margins while insurance and claims were a headwind to margins.
As we start the second quarter, which marks the start of the busier seasons for our business, we expect to see an uptick in SG&A primarily related to customer acquisition costs as we work to acquire new customers and grow our business.
Depreciation and Amortization
For the quarter ended March 31, 2023, depreciation and amortization decreased $0.6 million, or 2.7%, compared to the quarter ended March 31, 2022. A decrease in the depreciation of retirements exceeding additions was partially offset by the additional amortization of customer contracts from acquisitions.
Operating Income
For the quarter ended March 31, 2023, operating income increased $18.9 million or 20.2% compared to the prior year. The increase in revenue was partially offset primarily by an increase in expense associated with insurance and claims.
As a percentage of revenue, operating income increased to 17.1% from 15.8% in the prior year. The improvement in operating income as a percentage of sales is driven by the pricing actions discussed above which helped provide improved leverage across a number of categories of the income statement, as discussed in gross profit and SG&A areas above. These improvements were partially offset by higher insurance and claims costs.
While we remain focused on driving improvements in operating income and related margins, we could see a lower level of incremental margins in the second quarter relative to the first quarter associated with higher customer acquisition costs as described above.
Interest Expense, Net
During the quarter ended March 31, 2023, interest expense, net decreased $0.1 million compared to the prior year, primarily due to the lower average debt balance which was partially offset by increase in weighted average interest rates in 2023 compared to 2022.
Other Income, Net
During the quarter ended March 31, 2023, other income increased $3.4 million primarily due to gains on asset sales.
Income Taxes
The Company’s effective tax rate increased to 24.3% in the first quarter of 2023 compared to 21.6% in 2022. The 2023 rate was less favorable due to higher foreign income taxes and state income taxes as compared to the prior year.
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
The Company has used the non-GAAP financial measures of organic revenues and EBITDA in this Form 10-Q. Organic revenue is calculated as revenue less acquisition revenue. Acquisition revenue is based on the trailing 12-month revenue of our acquired entities. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.
Management uses EBITDA as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Management also uses organic revenues to compare revenues over various periods excluding the impact of acquisitions.

ROLLINS, INC. AND SUBSIDIARIES
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
Set forth below is a reconciliation of non-GAAP financial measures with their most comparable GAAP measures.

	Three Months Ended March 31,		Variance		As a % of Revenue
	2023	2022	$	%	2023	2022
Reconciliation of Revenues to Organic Revenues
Revenues	$658,015	$590,680	67,335	11.4	100.0	100.0
Revenue growth from acquisitions	(13,155)	—	(13,155)	—	(2.0)
Organic revenues	$644,860	590,680	54,180	9.2	98.0

Reconciliation of Net Income to EBITDA
Net income	$88,234	$73,766	14,468	19.6	13.4	12.5
Depreciation and amortization	22,502	23,127	(625)	(2.7)	3.4	3.9
Interest expense, net	465	568	(103)	(18.1)	0.1	0.1
Provision for income taxes	28,255	20,335	7,920	38.9	4.3	3.4
EBITDA	$139,456	117,796	21,660	18.4	21.2	19.9

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $112.5 million of total cash at March 31, 2023 is held at various banking institutions. Approximately $74.9 million is held in cash accounts at international bank institutions and the remaining $37.6 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
The Company’s international business is expanding, and we intend to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies. The Company expects to repatriate unremitted foreign earnings from our foreign subsidiaries. The Company asserts that we continue to be permanently reinvested with respect to our investments in our foreign subsidiaries.
On February 24, 2023, the Company entered into a revolving credit agreement with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (in such capacity, the “Administrative Agent”), which refinanced its previous credit facility.
The Credit Agreement provides for a $1.0 billion revolving Credit Facility, which may be denominated in U.S. Dollars and other currencies, including Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Pounds Sterling and Japanese Yen, subject to a $400 million foreign currency sublimit. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028. Refer to Note 9. Debt, of the Notes to Condensed Consolidated Financial Statements for further details.
As of March 31, 2023, the Company had outstanding borrowings of $62.4 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of March 31, 2023 was 6.1%. As of December 31, 2022, the Revolving

ROLLINS, INC. AND SUBSIDIARIES
Commitment had outstanding borrowings of $54.9 million under the previous Term Loan with an effective interest rate of 5.1%.
The Company maintains $194.2 million in letters of credit as of March 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. This balance is unusually high as of quarter end due to overlapping policies while the Company transitions to new letters of credit associated with the new Credit Facility. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the three-month periods presented:

	Three months ended March 31,		Variance
(in thousands)	2023	2022	$	%
Net cash provided by operating activities	$100,773	$87,532	13,241	15.1
Net cash used in investing activities	(13,590)	(19,928)	6,338	(31.8)
Net cash (used in) provided by financing activities	(71,082)	82,093	(153,175)	(186.6)
Effect of exchange rate on cash	1,056	3,340	(2,284)	(2.4)
Net increase in cash and cash equivalents	$17,157	$153,037	(135,880)	(88.8)
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $100.8 million and $87.5 million for the three months ended March 31, 2023 and 2022, respectively. The $13.2 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $13.6 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for acquisitions totaled $15.5 million for the three months ended March 31, 2023 as compared to $13.2 million for the three months ended March 31, 2022. The Company invested $7.6 million in capital expenditures during the quarter, offset by $8.9 million in cash proceeds from the sale of assets, compared with $8.0 million of capital expenditures and $1.3 million in cash proceeds from asset sales in 2022. The Company’s investing activities were funded through existing cash balances and operating cash flows.
Cash Provided by or Used in Financing Activities
Cash used by financing activities was $71.1 million during the three months ended March 31, 2023, while cash of $82.1 million was provided by financing activities in the prior year. A total of $64.1 million was paid in cash dividends ($0.13 per share) during the quarter compared to $49.2 million in cash dividends paid ($0.10 per share) during the three months ended March 31, 2022. The Company made net borrowings under its credit agreements of $10.0 million during the three months ended March 31, 2023, compared to net borrowings of $140.8 million during 2022.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first three months of 2023 nor during the same period in 2022. However, in 2023 the Company purchased shares on behalf of employees for the Employee Stock Purchase Plan. In total, 11.4 million additional shares may be purchased under the share repurchase

ROLLINS, INC. AND SUBSIDIARIES
program. The Company repurchased $9.8 million and $6.4 million of common stock for the three months ended March 31, 2023 and 2022, respectively, from employees for the payment of taxes on vesting restricted shares.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no changes to the Company’s critical accounting estimates since the filing of its Form 10-K for the year ended December 31, 2022.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking-statements include, but are not limited to, statements regarding:
•the Company’s belief that its accounting estimates and assumptions may materially change over time in future periods in response to economic trends;
•the outcomes of any pending claim, proceeding, litigation, regulatory action or investigation filed against us, either alone or in the aggregate, which could have a material adverse effect on our business, or liquidity, financial condition and results of operations;
•the Company’s evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable;

ROLLINS, INC. AND SUBSIDIARIES
•the Company's belief that it does not expect the resolution of the alleged violations and information requests from governmental authorities in California for its Orkin and Clark Pest Control operations to have a material adverse effect on its consolidated financial position, results of operations or cash flows;
•the Company’s belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations. the Company’s reasonable certainty that it will exercise the renewal options on its operating leases;
•risks related to the Company’s belief that its current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under its $1.0 billion revolving credit facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future;
•the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2023;
•the Company’s belief that the adoption of ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements;
•risks related to, the Company’s plans to continue to grow its business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies, the Company's expectation to repatriate unremitted foreign earnings from its foreign subsidiaries, and the Company's expectations to continue to be permanently reinvested with respect to its investments in its foreign subsidiaries;
•the Company’s expectation that total unrecognized compensation cost related to restricted shares and PSUs will be recognized over a weighted average period of approximately 3.4 years;
•the Company’s expectation that the acquisition-related goodwill recognized during the quarter will be deductible for tax purposes;
•the Company’s conclusion that there are no impairments of its goodwill or other intangible assets;
•the Company’s belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized;
•the Company’s belief that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
•the Company’s belief that foreign exchange rate risk will not have a material effect on the Company’s results of operations going forward;
•the Company's belief that demand remains favorable to start the second quarter and its expectations that acquisitions will have a larger impact on revenue growth in the second quarter versus the first quarter;
•the Company's belief that it is positioned well to deliver strong operating results in 2023;
•the Company's expectations to see an uptick in SG&A primarily related to customer acquisition costs as the Company works to acquire new customers and grow its business;
•the Company's expectations to see a lower level of incremental margins in the second quarter relative to the first quarter associated with higher customer acquisition costs; and

•the Company’s belief that continued disruptions in economic markets due to high inflation, increases in interest rates, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose current and future challenges which may adversely affect the Company’s future performance, and that the Company cannot reasonably estimate whether its current strategies will help mitigate the impact of these economic disruptors in the future.

ROLLINS, INC. AND SUBSIDIARIES
Forward-looking statements are based on information available at the time those statements are made and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. The reader should consider the factors discussed under Item 1A., “Risk Factors,” of Part I of the Company’s Annual Report on Form 10 K, filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2022 (the “2022 Annual Report”) that could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition. The Company does not undertake to update its forward-looking statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

ROLLINS, INC. AND SUBSIDIARIES
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. The Company has received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations and is currently working with several local governments regarding compliance with environmental regulations governing the management of hazardous waste and pesticide disposal. The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. While we are unable to predict the outcome of this investigation, we do not believe the outcome will have a material effect on our results of operations, financial condition, or cash flows.
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Rollins, Inc did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2023 to March 31, 2023.

Period	Total number of shares purchased	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (1)	Maximum number of shares that may yet be purchased under the repurchase plan (1)
January 1 to 31, 2023	236,310	$36.15	—	11,415,625
February 1 to 28, 2023	7,816	36.52	—	11,415,625
March 1 to 31, 2023	18,283	36.16	—	11,415,625
Total	262,409	$36.17	—	11,415,625
____________________
(1)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
2.1	Stock Purchase Agreement by and among Rollins, Inc., Clark Pest Control of Stockton, Inc., the Stockholders of Clark Pest Control of Stockton, Inc. the Principals and the Stockholders Representative	10-Q	April 26, 2019	10.1
2.2	Asset Purchase Agreement among King Distribution, Inc., a Delaware corporation, Geotech Supply Co., LLC, a California limited liability company, and Clarksons California Properties, California limited partnership	10-Q	April 26, 2019	10.2
2.3	Real Estate Purchase Agreement by and between RCI – King, Inc., and Clarksons California Properties, a California limited partnership	10-Q	April 26, 2019	10.3
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1+	Membership Interest Purchase Agreement by and among Rollins, Inc., Northwest Exterminating Co., Inc. NW Holdings, LLC and the stockholders of Northwest Exterminating Co., Inc. dated as of July 24, 2017	10-Q	October 27, 2017	10.1
10.2*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.1
10.3*	Form of Plan Agreement pursuant to the Rollins, Inc. Amended and Restated Deferred Compensation Plan	S-8	November 18, 2005	4.2
10.4*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.5*	Form of Restricted Stock Grant Agreement	8-K	April 28, 2008	10(d)
10.6*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.70	Revolving Credit Agreement dated as of April 30, 2019 between Rollins, Inc. and SunTrust Bank and Bank of America, N.A.	10-K	February 28, 2020	10.1
10.80	Amended Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.12
10.9	Annex A to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.13
10.10	Annex B to the Credit Agreement dated as of January 27, 2022 between Rollins, Inc. and Truist Bank in its capacity as Administrative Agent and as a Lender and Bank of America, N.A. as a Lender	10-K	February 25, 2022	10.14
10.11	Credit Agreement, dated as of February 24, 2023, among Rollins, as borrower, certain other subsidiaries of Rollins from time to time party thereto as borrowers, each lender from time to time party thereto and JPMorgan Chase, N.A., as administrative agent.	8-K	February 27, 2023	10.1
10.12*	Form of Rollins, Inc. Performance Share Unit Award Agreement	10-K	February 16, 2023	10.10
10.13*	Rollins, Inc. 2023 Executive Bonus Agreement–Gary W. Rollins	10-K	February 16, 2023	10.11
10.14*	Rollins, Inc. 2023 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.	10-K	February 16, 2023	10.12
10.15*	Rollins, Inc. 2023 Executive Bonus Agreement–Kenneth D. Krause	10-K	February 16, 2023	10.13
10.16*	Rollins, Inc. 2023 Executive Bonus Agreement–John F. Wilson	10-K	February 16, 2023	10.14
10.17*	Rollins, Inc. 2023 Executive Bonus Agreement–Elizabeth B. Chandler	10-K	February 16, 2023	10.15
10.18*	Confidential Settlement and General Release Agreement dated as of April 5, 2022 between the Company and Paul E. Northen	10-Q	April 28, 2022	10.17

ROLLINS, INC. AND SUBSIDIARIES

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
10.19*	Form of Time-Lapse Restricted Stock Agreement for Non-Section 16 Reporting Person	10-Q	October 27, 2022	10.17
10.20*	Form of Time-Lapse Restricted Stock Agreement For Section 16 Reporting Persons	10-Q	October 27, 2022	10.18
10.21*	Offer Letter dated July 25, 2022, between Kenneth D. Krause and the Company	10-Q	October 27, 2022	10.19
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

____________________
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

ROLLINS, INC.
(Registrant)

Date: April 27, 2023	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 27, 2023	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)