Form 10-Q
period 2023-06-30
ROLLINS INC
filed 2023-07-27
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
Yes ☐ No ☒
Rollins, Inc. had 492,820,761 shares of its $1 par value Common Stock outstanding as of July 17, 2023.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2023, AND DECEMBER 31, 2022
(in thousands except share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$154,747	$95,346
Trade receivables, net of allowance for expected credit losses of $12,739 and $14,073, respectively	176,567	155,759
Financed receivables, short-term, net of allowance for expected credit losses of $2,087 and $1,768, respectively	37,495	33,618
Materials and supplies	32,685	29,745
Other current assets	62,489	34,151
Total current assets	463,983	348,619
Equipment and property, net of accumulated depreciation of $346,886 and $333,298, respectively	123,470	128,046
Goodwill	1,045,997	846,704
Customer contracts, net	407,205	298,559
Trademarks & tradenames, net	148,901	111,646
Other intangible assets, net	7,568	8,543
Operating lease right-of-use assets	282,598	277,355
Financed receivables, long-term, net of allowance for expected credit losses of $3,922 and $3,200, respectively	72,646	63,523
Other assets	46,962	39,033
Total assets	$2,599,330	$2,122,028
LIABILITIES
Accounts payable	$74,398	$42,796
Accrued insurance - current	40,796	39,534
Accrued compensation and related liabilities	94,968	99,251
Unearned revenues	183,253	158,092
Operating lease liabilities - current	86,918	84,543
Current portion of long-term debt	—	15,000
Other current liabilities	95,368	54,568
Total current liabilities	575,701	493,784
Accrued insurance, less current portion	45,659	38,350
Operating lease liabilities, less current portion	200,201	196,888
Long-term debt	337,509	39,898
Other long-term accrued liabilities	98,035	85,911
Total liabilities	1,257,105	854,831
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 492,820,761 and 492,447,997 shares issued and outstanding, respectively	492,821	492,448
Additional paid in capital	121,005	119,242
Accumulated other comprehensive loss	(29,051)	(31,562)
Retained earnings	757,450	687,069
Total stockholders’ equity	1,342,225	1,267,197
Total liabilities and stockholders’ equity	$2,599,330	$2,122,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Customer services	$820,750	$714,049	$1,478,765	$1,304,729
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	384,191	336,780	711,033	632,158
Sales, general and administrative	255,331	219,987	451,762	398,772
Depreciation and amortization	26,439	22,605	48,941	45,732
Total operating expenses	665,961	579,372	1,211,736	1,076,662
OPERATING INCOME	154,789	134,677	267,029	228,067
Interest expense, net	4,785	880	5,250	1,448
Other income, net	(1,019)	(1,911)	(5,733)	(3,190)
CONSOLIDATED INCOME BEFORE INCOME TAXES	151,023	135,708	267,512	229,809
PROVISION FOR INCOME TAXES	40,880	34,088	69,135	54,423
NET INCOME	$110,143	$101,620	$198,377	$175,386
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.21	$0.40	$0.36
Weighted average shares outstanding - basic	492,700	492,327	492,593	492,270
Weighted average shares outstanding - diluted	492,891	492,440	492,764	492,382
DIVIDENDS PAID PER SHARE	$0.13	$0.10	$0.26	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
(unaudited)

	Three Months Ending June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$110,143	$101,620	$198,377	$175,386
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,362	(16,913)	2,459	(13,786)
Unrealized (loss) gain on available for sale securities	(110)	(362)	52	(952)
Other comprehensive income (loss), net of tax	2,252	(17,275)	2,511	(14,738)
Comprehensive income	$112,395	$84,345	$200,888	$160,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2023	492,787	$492,787	$115,018	$(31,303)	$711,250	$1,287,752
Net Income	—	—	—	—	110,143	110,143
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2,362	—	2,362
Unrealized (losses) on available for sale securities	—	—	—	(110)	—	(110)
Cash dividends	—	—	—	—	(63,943)	(63,943)
Stock compensation	42	42	6,342	—	—	6,384
Employee stock buybacks	(8)	(8)	(355)	—	—	(363)
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2022	492,461	$492,461	$104,783	$(13,874)	$554,649	$1,138,019
Net Income	—	—	—	—	101,620	101,620
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(16,913)	—	(16,913)
Unrealized (losses) on available for sale securities	—	—	—	(362)	—	(362)
Cash dividends	—	—	—	—	(49,229)	(49,229)
Stock compensation	(26)	(26)	4,845	—	—	4,819
Employee stock buybacks	(18)	(18)	(558)	—	—	(576)
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$607,040	$1,177,378

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net Income	—	—	—	—	198,377	198,377
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2,459	—	2,459
Unrealized gains on available for sale securities	—	—	—	52	—	52
Cash dividends	—	—	—	—	(127,996)	(127,996)
Stock compensation	643	643	11,688	—	—	12,331
Employee stock buybacks	(270)	(270)	(9,925)	—	—	(10,195)
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$530,088	$1,111,217
Net Income	—	—	—	—	175,386	175,386
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(13,786)	—	(13,786)
Unrealized (losses) on available for sale securities	—	—	—	(952)	—	(952)
Cash dividends	—	—	—	—	(98,434)	(98,434)
Stock compensation	731	731	10,226	—	—	10,957
Employee stock buybacks	(225)	(225)	(6,785)	—	—	(7,010)
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$607,040	$1,177,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$198,377	$175,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,941	45,732
Stock-based compensation expense	12,331	10,957
Provision for expected credit losses	9,946	8,433
Gain on sale of assets, net	(5,734)	(3,190)
Provision for deferred income taxes	144	3,301
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(28,425)	(29,217)
Financing receivables	(13,000)	(11,928)
Materials and supplies	(2,233)	(176)
Other current assets	(28,513)	(21,651)
Accounts payable and accrued expenses	34,055	10,745
Unearned revenue	18,047	19,860
Other long-term assets and liabilities	4,250	6,565
Net cash provided by operating activities	248,186	214,817
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(327,892)	(49,580)
Capital expenditures	(14,411)	(15,881)
Proceeds from sale of assets	10,186	3,290
Other investing activities, net	495	139
Net cash (used in) investing activities	(331,622)	(62,032)
FINANCING ACTIVITIES
Payment of contingent consideration	(4,350)	(5,196)
Borrowings under term loan	—	252,000
Borrowings under revolving commitment	585,000	11,000
Repayments of term loan	(55,000)	(65,000)
Repayments of revolving commitment	(245,000)	(118,000)
Payment of dividends	(127,996)	(98,434)
Cash paid for common stock purchased	(11,808)	(7,010)
Other financing activities, net	(651)	—
Net cash provided by (used in) financing activities	140,195	(30,640)
Effect of exchange rate changes on cash	2,642	(6,482)
Net increase in cash and cash equivalents	59,401	115,663
Cash and cash equivalents at beginning of period	95,346	105,301
Cash and cash equivalents at end of period	$154,747	$220,964
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,197	$1,668
Cash paid for income taxes, net	$84,583	$69,742
Non-cash additions to operating lease right-of-use assets	$55,353	$51,212
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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
Certain condensed consolidated financial statement amounts relative to the prior period have been revised as detailed in our annual report on Form 10-K for the year ended December 31, 2022. The impact of this revision on the Company's previously reporting condensed consolidated financial statements for the three and six months ended June 30, 2022, includes a decrease to depreciation and amortization expense of $1.7 million and $3.4 million and an increase in the provision for income tax expense of $0.4 million and $0.8 million. This revision affects these specific line items and subtotals within the consolidated statements of income, comprehensive income, stockholders' equity and cash flows.
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 3.    ACQUISITIONS
Fox Pest Control Acquisition
On April 1, 2023, the Company acquired 100% of FPC Holdings, LLC (“Fox Pest Control”, or "Fox"). As part of funding the Fox Pest Control acquisition, on April 3, 2023, the Company borrowed incremental amounts under the Credit Agreement of $305.0 million. The proceeds were used to pay cash consideration at closing.
Management believes that the acquisition will expand the Rollins family of brands and drive long term value given Fox's attractive financial profile and complementary end market exposure.
The Fox Pest Control acquisition has been accounted for as a business combination, and the Fox results of operations are included in the Company's results of operations from the April 1, 2023, acquisition date. Fox contributed revenues of $39.4 million and net earnings of $2.2 million from April 1, 2023, through the period end date, June 30, 2023.
The valuation of the Fox Pest Control acquisition was performed by a third-party valuation specialist under our management’s supervision. The preliminary values of identified assets acquired, and liabilities assumed for Fox Pest Control are summarized as follows (in thousands).

June 30, 2023
Cash	$4,366
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	187,655
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,051)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,286
The Company purchased Fox Pest Control for $339.3 million. Included in the total consideration above are cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that is based on Fox Pest Control's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.4 million to be held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the second quarter ended June 30, 2023, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our condensed consolidated statement of income.
Acquired customer contracts are estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 6. Goodwill and Intangible Assets for further details.
Goodwill from this acquisition represents the excess of the purchase price over the fair value of net assets of the business acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. The recognized goodwill is expected to be deductible for tax purposes. Valuations of certain assets and liabilities, including intangible assets and goodwill, as of the acquisition date have not been finalized at this time and are provisional.

ROLLINS, INC. AND SUBSIDIARIES
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Fox had occurred on January 1, 2022. The information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had actually occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues	$820,750	$745,838	$1,507,673	$1,360,062
Net income	109,564	99,549	191,999	169,921
The pro forma financial information above adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, interest expense related to the incremental borrowings under the Credit Agreement, and income tax effects as if Fox had been part of Rollins since January 1, 2022.
Other 2023 Acquisitions
The Company also made 14 other acquisitions during the six months ended June 30, 2023. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total preliminary consideration as follows (in thousands):

June 30, 2023
Cash	$249
Accounts receivable	287
Materials and supplies	201
Other current assets	49
Equipment and property	2,311
Goodwill	11,540
Customer contracts	20,163
Other intangible assets	283
Current liabilities	(163)
Unearned revenue	(861)
Other assets and liabilities, net	(693)
Assets acquired and liabilities assumed	$33,366
Included in the total consideration above are acquisition holdback liabilities of $3.6 million.
Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets of businesses acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. A majority of the recognized goodwill is expected to be deductible for tax purposes. Valuations of certain assets and liabilities, including intangible assets and goodwill, as of the acquisition date have not been finalized at this time and are provisional.

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$763,646	$661,703	$1,372,654	$1,208,163
Other countries	57,104	52,346	106,111	96,566
Total Revenues	$820,750	$714,049	$1,478,765	$1,304,729
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Residential revenue	$385,645	$325,311	$669,270	$584,570
Commercial revenue	259,964	234,483	490,366	440,270
Termite completions, bait monitoring, & renewals	166,823	146,781	303,428	266,487
Franchise revenues	4,303	4,155	8,090	7,892
Other revenues	4,015	3,319	7,611	5,510
Total Revenues	$820,750	$714,049	$1,478,765	$1,304,729
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the above table.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three and six months ended June 30, 2023, and 2022 was $57.8 million and $51.0 million, respectively and $113.3 million and $100.9 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$198,154	$180,333	$187,994	$168,607
Deferral of unearned revenue	77,911	63,628	143,537	125,263
Recognition of unearned revenue	(57,791)	(50,989)	(113,257)	(100,898)
Ending balance	$218,274	$192,972	$218,274	$192,972
As of June 30, 2023, and December 31, 2022, the Company had long-term unearned revenue of $35.0 million and $29.9 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2023, and 2022.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952
Provision for expected credit losses	3,185	2,865	6,050
Write-offs charged against the allowance	(4,271)	(2,332)	(6,603)
Recoveries collected	1,349	—	1,349
Balance at June 30, 2023	$12,739	$6,009	$18,748

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	3,204	1,054	4,258
Write-offs charged against the allowance	(4,248)	(1,189)	(5,437)
Recoveries collected	1,329	—	1,329
Balance at March 31, 2022	$14,170	$3,850	$18,020
Provision for expected credit losses	2,350	1,825	4,175
Write-offs charged against the allowance	(4,218)	(1,121)	(5,339)
Recoveries collected	1,364	—	1,364
Balance at June 30, 2022	$13,666	$4,554	$18,220

ROLLINS, INC. AND SUBSIDIARIES
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the six months ended June 30, 2023, and the twelve months ended December 31, 2022 (in thousands):

Goodwill:
Balance at December 31, 2021	$786,504
Additions	64,997
Measurement adjustments	(9)
Adjustments due to currency translation	(4,788)
Balance at December 31, 2022	846,704
Additions	199,195
Measurement adjustments	(294)
Adjustments due to currency translation	392
Balance at June 30, 2023	$1,045,997
The carrying amount of goodwill in foreign countries was $100.6 million as of June 30, 2023, and $97.4 million as of December 31, 2022.
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$618,743	$(211,538)	$407,205	$502,689	$(204,130)	$298,559	3-20
Trademarks and tradenames	18,165	(7,934)	10,231	17,351	(10,009)	7,342	7-20
Non-compete agreements	13,849	(8,646)	5,203	14,180	(8,226)	5,954	3-20
Patents	6,896	(6,881)	15	6,934	(6,802)	132	3-15
Other assets	1,983	(1,860)	123	2,016	(1,786)	230	10
Total amortizable intangible assets	$659,636	$(236,859)	422,777	$543,170	$(230,953)	312,217
Indefinite-lived intangible assets:
Trademarks and tradenames			138,670			104,304
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			140,897			106,531
Total customer contracts and other intangible assets			$563,674			$418,748
The carrying amount of customer contracts in foreign countries was $46.5 million and $46.1 million as of June 30, 2023, and December 31, 2022, respectively. The carrying amount of trademarks and tradenames in foreign countries was $4.0 million and $4.2 million as of June 30, 2023 and December 31, 2022. The carrying amount of other intangible assets in foreign countries was $0.5 million and $0.7 million as of June 30, 2023, and December 31, 2022, respectively.
Amortization expense related to intangible assets was $18.0 million and $13.9 million for the three months ended June 30, 2023, and 2022, respectively. Amortization expense related to intangible assets was $32.0 million and $27.4 million for the six months ended June 30, 2023, and 2022, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of June 30, 2023, are as follows:

(in thousands)
2023 (excluding the six months ended June 30, 2023)	$45,467
2024	75,662
2025	66,856
2026	63,339
2027	59,674
NOTE 7.    LEASES
The Company leases certain buildings, vehicles, and equipment. The Company elected the practical expedient approach permitted under Accounting Standards Codification Topic 842 “Leases”, not to include short-term leases with a duration of 12 months or less on the balance sheet. As of June 30, 2023, and December 31, 2022, all leases were classified as operating leases. Building leases generally carry terms of 5 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.
The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands, except Other Information)		Three Months Ended June 30,		Six Months Ended June 30,
Lease Classification	Financial Statement Classification	2023	2022	2023	2022
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$81	$36	$148	$62
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	27,480	23,615	53,667	47,638
Total lease expense		$27,561	$23,651	$53,815	$47,700

Other Information:
Weighted-average remaining lease term - operating leases				4.9 years	5.4 years
Weighted-average discount rate - operating leases				3.82%	3.34%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases				$53,212	$47,099

ROLLINS, INC. AND SUBSIDIARIES
Lease Commitments
Future minimum lease payments, including assumed exercise of renewal options as of June 30, 2023, were as follows:

(in thousands)
2023 (excluding the six months ended June 30, 2023)	$51,531
2024	84,780
2025	65,720
2026	44,647
2027	21,008
2028	13,234
Thereafter	40,365
Total future minimum lease payments	321,285
Less: Amount representing interest	34,166
Total future minimum lease payments, net of interest	$287,119
Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $164.4 million for building leases and $156.9 million for vehicle leases. As of June 30, 2023, the Company had additional future obligations of $11.9 million for leases that had not yet commenced.
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
As of June 30, 2023, and December 31, 2022, we had investments in international bonds of $10.1 million and $10.7 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At June 30, 2023, $0.8 million was included in other current assets and $9.3 million was included in other assets. At December 31, 2022, $0.5 million was included in other current assets and $10.2 million was included in other assets. The bonds are recorded at fair market value with unrealized losses of $0.1 million and an insignificant amount of unrealized gains included in other comprehensive income during the three and six months ended June 30, 2023, respectively. Unrealized losses of $0.4 million and $1.0 million are included in other comprehensive income during the three and six months ended June 30, 2022, respectively.

ROLLINS, INC. AND SUBSIDIARIES
As of June 30, 2023, and December 31, 2022, the Company had $49.3 million and $13.5 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$10,533	$23,399	$13,496	$25,156
New acquisitions and revaluations	38,731	1,574	40,031	2,750
Payouts	(252)	(2,145)	(4,350)	(5,196)
Interest on outstanding contingencies	1,084	122	1,106	247
Charge offset, forfeit and other	(788)	(208)	(975)	(215)
Ending balance	$49,308	$22,742	$49,308	$22,742
NOTE 9.    DEBT
On February 24, 2023, the Company entered into a revolving credit agreement (the "Credit Agreement") with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (in such capacity, the “Administrative Agent”), which refinanced its previous credit facility described below. This Credit Agreement replaces the April 2019 facility that was set to expire in April 2024.
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
As of June 30, 2023, the Company had outstanding borrowings of $340.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.5 million in unamortized debt issuance costs as of June 30, 2023. The aggregate effective interest rate on the debt outstanding as of June 30, 2023, was 6.5%. As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the previous Term Loan and there were no outstanding borrowings under the previous Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.1%.
The Company maintains $71.7 million in letters of credit as of June 30, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's performance measured against certain sustainability-linked metrics. The Company is in compliance with applicable debt covenants as of June 30, 2023.
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
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in U.S. dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were insignificant for the three and six month periods ended June 30, 2023 and 2022. The fair values of the Company’s FX Forwards were recorded as a net liability of $0.2 million in Other Current Liabilities as of June 30, 2023, and a net asset of $0.3 million in Other Current Assets as of December 31, 2022.
As of June 30, 2023, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):
Non-Designated Derivative Summary

FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	19	2,350	$1,570
Sell CAD/Buy USD Fwd Contract	19	19,000	14,155
Total	38		$15,725
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

ROLLINS, INC. AND SUBSIDIARIES
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
NOTE 12.    STOCKHOLDERS’ EQUITY
During the six months ended June 30, 2023, the Company paid $128.0 million, or $0.26 per share, in cash dividends compared to $98.4 million, or $0.20 per share, during the same period in 2022.
During the six months ended June 30, 2023, and during the same period in 2022, the Company did not repurchase shares on the open market. However, in 2023 the Company purchased shares on behalf of employees for the Employee Stock Purchase Plan ("ESPP") discussed below.
The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $0.4 million and $0.6 million for the quarters ended June 30, 2023, and 2022, and $11.8 million and $7.0 million for the six month periods ended June 30, 2023 and 2022, respectively.
Restricted Shares and Performance Share Unit Awards
As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2022 Annual Report on Form 10-K, time-lapse restricted awards and restricted stock units (“restricted shares”) have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plans. Beginning with the 2023 grant, restricted shares vest in 25 percent increments over four years from the date of the grant. Prior grants vest either over five years or over six years from the date of grant, depending on the year of the grant. Additionally, during 2023, certain executives were granted Performance Share Unit awards (PSUs) in addition to restricted shares. These awards will be expensed on a straight-line basis over the three-year vesting period.
The Company issues new shares from its authorized but unissued share pool. As of June 30, 2023, approximately 5.3 million shares of the Company’s common stock were reserved for issuance.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Restricted shares and PSUs:
Pre-tax compensation expense	$6,192	$4,819	$11,948	$10,957
Tax benefit	(1,687)	(1,272)	(3,083)	(2,596)
Compensation expense, net of tax	$4,505	$3,547	$8,865	$8,361

ROLLINS, INC. AND SUBSIDIARIES
The following table summarizes information on unvested awards outstanding as of June 30, 2023:

(number of shares in thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted shares and PSUs at December 31, 2022	2,685	$28.97
Forfeited	(59)	29.54
Vested	(820)	26.88
Granted	671	36.48
Unvested restricted shares and PSUs at June 30, 2023	2,477	$31.68
As of June 30, 2023, and December 31, 2022, the Company had $64.2 million and $52.3 million of total unrecognized compensation cost, respectively, related to restricted shares and PSUs that are expected to be recognized over a weighted average period of approximately 3.3 years and 3.5 years, respectively.
Employee Stock Purchase Plan
As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2022 Annual Report on Form 10-K, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions. The most recent purchase period for the ESPP began on January 1, 2023, and ended on June 30, 2023. The Company recorded compensation expense associated with the purchase period of $0.2 million and $0.4 million during the three and six months ended June 30, 2023. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our condensed consolidated statements of income.
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
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Weighted-average outstanding common shares	490,168	489,741	490,058	489,679
Add participating securities:
Weighted-average time-lapse restricted awards	2,532	2,586	2,535	2,591
Total weighted-average shares outstanding - basic	492,700	492,327	492,593	492,270
Dilutive effect of restricted stock units and PSUs	191	113	171	112
Weighted-average shares outstanding - diluted	492,891	492,440	492,764	492,382
NOTE 14.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $40.9 million and $34.1 million for the three months ended June 30, 2023, and 2022, and $69.1 million and $54.4 million for the six months ended June 30, 2023 and 2022, respectively.

ROLLINS, INC. AND SUBSIDIARIES
The Company’s effective tax rate increased to 27.1% in the second quarter of 2023 compared to 25.1% in 2022. During the six months ended June 30, 2023, the Company’s effective tax rate increased to 25.8% compared to 23.7% in 2022. The rate was higher due to higher foreign income taxes compared to the prior year.
As of June 30, 2023, and December 31, 2022, the Company had deferred income tax assets of $0.7 million and $1.8 million included in other assets, and deferred income tax liabilities of $26.0 million and $24.2 million, respectively, included in other long-term accrued liabilities.
NOTE 15.    RELATED PARTY TRANSACTIONS
On June 5, 2023, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LOR, Inc. (“LOR”). LOR is a member of the control group which owns more than 50% of our stock (“Control Group”). Under the Registration Rights Agreement, the Company must use reasonable best efforts to file and keep a registration statement on Form S-3 continuously effective and usable for the resale of the shares owned by the Control Group as of the date of the Registration Rights Agreement. With certain exceptions, LOR has the right to request up to eight (8) offerings pursuant to the Registration Rights Agreement. The Registration Rights Agreement will stay in effect until June 5, 2038. Pursuant to the Registration Rights Agreement, a registration statement on Form S-3 was filed with the Securities and Exchange Commission on June 5, 2023, and declared effective on June 22, 2023 (the "Form S-3").
Concurrently with the execution of the Registration Rights Agreement, LOR paid $1.5 million to the Company and will pay an additional $3.5 million to the Company upon the closing of the first requested offering pursuant to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company will pay all costs, fees and expenses incident to the Company’s performance or compliance with the Registration Rights Agreement with respect to a total of five (5) requested offerings, and thereafter, LOR will be responsible for all such expenses in connection with any subsequent offering. The Registration Rights Agreement also contains customary indemnification provisions. The Registration Rights Agreement was approved by the disinterested directors of our Board, which excluded any directors with a relationship with LOR or the Control Group.
The foregoing description of the Registration Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Registration Rights Agreement, which is filed as Exhibit 4.11 to the Form S-3.
NOTE 16.    SUBSEQUENT EVENTS
Quarterly Dividend
On July 25, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.13 per share payable on September 8, 2023 to stockholders of record at the close of business on August 10, 2023.

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
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended June 30, 2023:
•Second quarter revenues were $820.8 million, an increase of 14.9% over the second quarter 2022 with organic revenues* increasing 7.7%. The stronger dollar versus foreign currencies in countries where we operate reduced revenues by 30 basis points during the quarter.
•Quarterly operating income was $154.8 million, an increase of 14.9% over the second quarter of 2022. Quarterly operating margin was 18.9% of revenue, consistent with the second quarter of 2022. Adjusted operating income* was $160 million, an increase of 18.8% over the prior year. Adjusted operating income margin* was 19.5%, an increase of 60 basis points over the prior year.
•Quarterly net income was $110.1 million, an increase of 8.4% over the prior year net income. Adjusted net income* was $114.1 million, an increase of 12.2% over the prior year.
•Quarterly EPS was $0.22 per diluted share, a 4.8% increase over the prior year EPS of $0.21. Adjusted EPS* was $0.23 per diluted share, an increase of 9.5% over the prior year.
•Adjusted EBITDA* was $183.3 million for the quarter, an increase of 15.1%. Adjusted EBITDA* was 22.3% of sales, which was equal to the second quarter of 2022.
•Operating cash flow was $147.4 million, an increase of 15.8% compared to the second quarter a year ago. The Company invested $312.4 million in acquisitions, $6.8 million in capital expenditures, and paid dividends totaling $63.9 million for the quarter. Free cash flow* was $140.6 million, an increase of 17.8% compared to the second quarter of 2022.
Demand is favorable to start the third quarter and we continue to maintain a very healthy balance sheet that positions us well to continue to invest in growth programs across our business. Although we continue to navigate a highly uncertain macro-environment, we believe we are positioned well to deliver strong results in 2023.
*Amounts are non-GAAP financial measures. See the schedules below for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.
IMPACT OF ECONOMIC TRENDS
The continued disruption in economic markets due to high inflation, increases in interest rates, business interruptions due to natural disasters, employee shortages, and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to carry out various strategies previously implemented to help mitigate the impact of these economic disruptors, including advanced scheduling to compensate for employee and vehicle shortages, and maintaining higher purchasing levels to allow for sufficient inventory.
However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a

ROLLINS, INC. AND SUBSIDIARIES
normal recurring nature but complicated by the continued uncertainty surrounding these macro economic trends. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
The extent to which increasing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.
RESULTS OF OPERATIONS
Quarter ended June 30, 2023, compared to quarter ended June 30, 2022

	Three Months Ended June 30,
			Variance
(in thousands, except per share data)	2023	2022	$	%
GAAP Metrics
Revenues	$820,750	$714,049	$106,701	14.9%
Gross profit (1)	$436,559	$377,269	$59,290	15.7%
Gross profit margin (1)	53.2%	52.8%	40 bps
Operating income	$154,789	$134,677	$20,112	14.9%
Operating income margin	18.9%	18.9%	0 bps
Net income	$110,143	$101,620	$8,523	8.4%
EPS	$0.22	$0.21	$0.01	4.8%
Operating cash flow	$147,413	$127,285	20,128	15.8%

Non-GAAP Metrics
Adjusted operating income (2)	$160,050	$134,677	$25,373	18.8%
Adjusted operating margin (2)	19.5%	18.9%	60 bps
Adjusted net income (2)	$114,057	$101,620	$12,437	12.2%
Adjusted EPS (2)	$0.23	$0.21	$0.02	9.5%
Adjusted EBITDA (2)	$183,294	$159,193	$24,101	15.1%
Adjusted EBITDA margin (2)	22.3%	22.3%	0 bps
Free cash flow (2)	$140,638	$119,399	$21,239	17.8%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the quarter ended June 30, 2023 were $820.8 million, an increase of $106.7 million, or 14.9%, from 2022 revenues of $714.0 million. Organic revenue* growth was 7.7% with acquisitions adding 7.2% in the quarter. The stronger U.S. Dollar versus the same quarter a year ago reduced current revenues by 30 basis points. The currency headwind was primarily related to a stronger U.S. Dollar versus the Canadian Dollar. Comparing 2023 to 2022, residential pest control revenue increased 19%, commercial pest control revenue increased 11% and termite and ancillary services grew 14%. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended June 30, 2023, and 2022.
On a month-to-month basis, our growth was robust in May before slowing in June. We are back on a healthy trajectory now in July, and that provides a sense of optimism to start the third quarter.

ROLLINS, INC. AND SUBSIDIARIES
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2023	2022	2021
First Quarter	$658,015	$590,680	$535,554
Second Quarter	820,750	714,049	638,204
Third Quarter	—	729,704	650,199
Fourth Quarter	—	661,390	600,343
Year to date	$1,478,765	$2,695,823	$2,424,300
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended June 30, 2023, was $436.6 million, an increase of $59.3 million, or 15.7%, compared to $377.3 million for the quarter ended June 30, 2022. Gross margin was 53.2% in 2023 compared to 52.8% in 2022. Gross profit remains strong, and we saw good performance on gross profit as pricing more than offset inflationary pressures.
There are four categories of costs that comprise the majority of cost of services provided: people, materials and supplies, fleet, and insurance and claims. We saw favorable results as a percentage of sales in people, as well as fleet, and materials and supplies, while insurance and legacy claims related primarily to auto accidents continue to be a headwind to quarterly margins.
While the acquisition of Fox Pest Control ("Fox") was accretive to quarterly gross margin, we are making progress on gross margin across our family of brands.
Sales, General and Administrative
For the quarter ended June 30, 2023, SG&A expenses increased $35.3 million, or 16.1%, compared to the quarter ended June 30, 2022. As a percentage of revenue, SG&A increased to 31.1% from 30.8% in the prior year.
There are three categories of costs that comprise the majority of SG&A: people costs, customer acquisition related costs, and insurance and claims. In the quarter, we saw favorable results as a percentage of sales in people, while insurance and legacy claims related primarily to auto accidents continued to be a headwind to margins. We invested more heavily in the quarter in customer acquisition costs to drive improved revenue growth while insurance and claims activity was negatively impacted by a less favorable insurance market combined with less favorable legacy auto claims experience and settlement activity.
The second and third quarters represent peak season for our business and we expect advertising spend, especially on a dollar basis, to be higher to drive customer acquisition during these periods.
We are actively evaluating a number of streamlining initiatives that are aimed at improving the effectiveness of our corporate office and supporting functions. These measures are aimed at modernizing these functions while improving productivity.
Depreciation and Amortization
For the quarter ended June 30, 2023, depreciation and amortization increased $3.8 million, or 17.0%, compared to the quarter ended June 30, 2022. The increase was due to higher amortization of intangible assets from acquisitions, most notably Fox Pest Control, offset by lower depreciation of operating equipment and internal-use software.
Operating Income
For the quarter ended June 30, 2023, operating income increased $20.1 million or 14.9% compared to the prior year.
As a percentage of revenue, operating income was consistent at 18.9%. Operating margin was driven by the pricing actions discussed above which helped provide improved leverage across a number of categories of the income statement as

ROLLINS, INC. AND SUBSIDIARIES
discussed in gross profit and SG&A areas above, offset by higher depreciation and amortization associated with our acquisition of Fox and insurance settlement and claims costs related to legacy auto claims.
Interest Expense, Net
During the quarter ended June 30, 2023, interest expense, net increased $3.9 million compared to the prior year, primarily due to the higher average debt balance, as well as the increase in weighted average interest rates in 2023 compared to 2022. The increase was driven primarily by the increased debt associated with the acquisition of Fox.
We expect interest expense to continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition.
Other Income, Net
During the quarter ended June 30, 2023, other income decreased $0.9 million primarily due to lower gains on asset sales.
Income Taxes
The Company’s effective tax rate increased to 27.1% in the second quarter of 2023, compared to 25.1% in 2022. The rate was higher due to foreign income taxes compared to the prior year.
Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30,
			Variance
(in thousands, except per share data)	2023	2022	$	%
GAAP Metrics
Revenues	$1,478,765	$1,304,729	$174,036	13.3%
Gross profit (1)	$767,732	$672,571	$95,161	14.1%
Gross profit margin (1)	51.9%	51.5%	40 bps
Operating income	$267,029	$228,067	$38,962	17.1%
Operating income margin	18.1%	17.5%	60 bps
Net income	$198,377	$175,386	$22,991	13.1%
EPS	$0.40	$0.36	$0.04	11.1%
Operating cash flow	$248,186	$214,817	$33,369	15.5%

Non-GAAP Metrics
Adjusted operating income (2)	$272,290	$228,067	$44,223	19.4%
Adjusted operating margin (2)	18.4%	17.5%	90 bps
Adjusted net income (2)	$202,291	$175,386	$26,905	15.3%
Adjusted EPS (2)	$0.41	$0.36	$0.05	13.9%
Adjusted EBITDA (2)	$322,750	$276,989	$45,761	16.5%
Adjusted EBITDA margin (2)	21.8%	21.2%	60 bps
Free cash flow (2)	$233,775	$198,936	$34,839	17.5%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the six months ended June 30, 2023, were $1.5 billion, an increase of $174.0 million, or 13.3%, from 2022 revenues of $1.3 billion. Organic revenue* growth was 8.4% and acquisitions added 4.9% in the six months ended June 30, 2023. The stronger U.S. Dollar reduced year-to-date revenues by 40 basis points versus the same period a year ago. The currency headwind was primarily related to a stronger U.S. Dollar versus the Canadian Dollar. Comparing 2023 to 2022, residential pest control revenue increased 14%, commercial pest control revenue increased 11% and termite and ancillary services grew 14%. The Company’s foreign operations accounted for approximately 7% of total revenues for the six months ended June 30, 2023, and 2022.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the six months ended June 30, 2023, was $767.7 million, an increase of $95.2 million, or 14.1%, compared to $672.6 million for the six months ended June 30, 2022. Gross margin was 51.9% in 2023 compared to 51.5% in 2022.

ROLLINS, INC. AND SUBSIDIARIES
Gross profit remains strong, and we saw good performance as pricing more than offset inflationary pressures. We pulled our price increase forward by a month this year, and we were also more consistent in raising pricing across all our brands.
We saw favorable results in cost of services provided for the six months ended June 30, 2023, as people related costs, fleet costs, and materials and supplies costs were lower as a percentage of sales, while insurance and legacy claims related primarily to auto accidents continue to be a headwind to margins.
Sales, General and Administrative
For the six months ended June 30, 2023, sales, general and administrative (SG&A) expenses increased $53.0 million, or 13.3%, compared to the six months ended June 30, 2022. As a percentage of revenue SG&A decreased slightly to 30.5% from 30.6% in the prior year.
Despite investing in additional people, advertising and other customer facing activities to drive growth, we saw an improvement in SG&A as a percentage of sales as we continue to manage our cost structure. Insurance and legacy claims related primarily to auto accidents continue to be a headwind in costs, as well as a percentage of sales.
Depreciation and Amortization
For the six months ended June 30, 2023, depreciation and amortization increased $3.2 million, or 7.0%, compared to the six months ended June 30, 2022. The increase was due to higher amortization of intangible assets from acquisitions, most notably Fox, offset by lower depreciation of operating equipment and internal-use software.
Operating Income
For the six months ended June 30, 2023, operating income increased $39.0 million, or 17.1%, compared to the six months ended June 30, 2022. As a percentage of revenue, operating income increased to 18.1% from 17.5% in the prior year. The improvement in operating income as a percentage of sales is driven by the pricing actions discussed above, which helped provide improved leverage across a number of categories of the income statement. These improvements were partially offset by higher insurance and claims costs from legacy auto claims.
Interest Expense, Net
For the six months ended June 30, 2023, interest expense, net increased $3.8 million, compared to the six months ended June 30, 2022, due to the increase in the average debt balance associated primarily with the acquisition of Fox and the increase in weighted average interest rates.
We expect interest expense to continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition.
Other Income, Net
During the six months ended June 30, 2023, other income increased $2.5 million compared to the six months ended June 30, 2022, due to gains on asset sales.
Income Taxes
During the six months ended June 30, 2023, the Company’s effective tax rate increased to 25.8% compared to 23.7% in 2022. The rate was higher due to foreign income taxes compared to the prior year.

ROLLINS, INC. AND SUBSIDIARIES
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
The Company has used the non-GAAP financial measures of organic revenues, adjusted operating income, adjusted operating income margin, adjusted net income, and adjusted earnings per share (“EPS”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and free cash flow in this Form 10-Q. Organic revenue is calculated as revenue less acquisition revenue. Acquisition revenue is based on the trailing 12-month revenue of our acquired entities. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.
Management uses adjusted operating income, adjusted operating income margin, adjusted net income, adjusted EPS, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and free cash flow as measures of operating performance because this measure allows the Company to compare performance consistently over various periods. Management also uses organic revenues to compare revenues over various periods excluding the impact of acquisitions.
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

ROLLINS, INC. AND SUBSIDIARIES
Set forth below is a reconciliation of non-GAAP financial measures with their most comparable GAAP measures (in thousands, except per share data).

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2023	2022 (3)	$	%	2023	2022 (3)	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$820,750	$714,049	106,701	14.9	$1,478,765	$1,304,729	174,036	13.3
Revenue growth from acquisitions	(51,148)	—	(51,148)	—	(64,302)	—	(64,302)	—
Organic revenues	$769,602	$714,049	55,553	7.7	$1,414,463	$1,304,729	109,734	8.4

Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$154,789	$134,677			$267,029	$228,067
Fox acquisition-related expenses (1)	5,261	—			5,261	—
Adjusted operating income	$160,050	$134,677	25,373	18.8	$272,290	$228,067	44,223	19.4
Revenues	$820,750	$714,049			$1,478,765	$1,304,729
Operating income margin	18.9%	18.9%			18.1%	17.5%
Adjusted operating income margin	19.5%	18.9%			18.4%	17.5%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$110,143	$101,620			$198,377	$175,386
Fox acquisition-related expenses (1)	5,261	—			5,261	—
Tax impact of adjustments (2)	(1,347)	—			(1,347)	—
Adjusted net income	$114,057	$101,620	12,437	12.2	$202,291	$175,386	26,905	15.3
Adjusted EPS - basic and diluted	$0.23	$0.21			$0.41	$0.36
Weighted average shares outstanding - basic	492,700	492,327			492,593	492,270
Weighted average shares outstanding - diluted	492,891	492,440			492,764	492,382

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin
Net income	$110,143	$101,620			$198,377	$175,386
Depreciation and amortization	26,439	22,605			48,941	45,732
Interest expense, net	4,785	880			5,250	1,448
Provision for income taxes	40,880	34,088			69,135	54,423
EBITDA	$182,247	$159,193	23,054	14.5	$321,703	$276,989	44,714	16.1
Fox acquisition-related expenses (1)	1,047	—			1,047	—
Adjusted EBITDA	$183,294	$159,193	24,101	15.1	$322,750	$276,989	45,761	16.5
Revenues	$820,750	$714,049			$1,478,765	$1,304,729
EBITDA margin	22.2%	22.3%			21.8%	21.2%
Adjusted EBITDA margin	22.3%	22.3%			21.8%	21.2%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$147,413	$127,285			$248,186	$214,817
Capital expenditures	(6,775)	(7,886)			(14,411)	(15,881)
Free cash flow	$140,638	$119,399	21,239	17.8	$233,775	$198,936	34,839	17.5
(1) Consists of expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control during the quarter. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired company is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(3) Certain condensed consolidated financial statement amounts relative to the prior period have been revised as detailed in our annual report on Form 10-K for the year ended December 31, 2022. The impact of this revision on the Company's previously reporting condensed consolidated financial statements for the three and six months ended June 30, 2022, includes a decrease to depreciation and amortization expense of $1.7 million and $3.4 million, respectively, and an increase in the provision for income tax expense of $0.4 million and $0.8 million, respectively. This revision affects these specific line items and subtotals within the consolidated statements of income and cash flows.

ROLLINS, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $154.7 million of total cash at June 30, 2023 is held at various banking institutions. Approximately $79.3 million is held in cash accounts at international bank institutions and the remaining $75.4 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
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
As of June 30, 2023, the Company had outstanding borrowings of $340.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of June 30, 2023, was 6.5%. As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the previous Term Loan and there were no outstanding borrowings under the previous Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.1%.
The Company maintains $71.7 million in letters of credit as of June 30, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the six month periods presented:

	Six Months Ended June 30,		Variance
(in thousands)	2023	2022	$	%
Net cash provided by operating activities	$248,186	$214,817	33,369	15.5
Net cash used in investing activities	(331,622)	(62,032)	(269,590)	N/M
Net cash provided by (used in) financing activities	140,195	(30,640)	170,835	N/M
Effect of exchange rate on cash	2,642	(6,482)	9,124	N/M
Net increase in cash and cash equivalents	$59,401	$115,663	(56,262)	(48.6)
N/M - calculation not meaningful

ROLLINS, INC. AND SUBSIDIARIES
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $248.2 million and $214.8 million for the six months ended June 30, 2023, and 2022, respectively. The $33.4 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $331.6 million and $62.0 million for the six months ended June 30, 2023, and 2022, respectively. Cash paid for acquisitions totaled $327.9 million for the six months ended June 30, 2023, as compared to $49.6 million for the six months ended June 30, 2022, driven primarily by the acquisition of Fox Pest Control. The Company invested $14.4 million in capital expenditures during the year, offset by $10.2 million in cash proceeds from the sale of assets, compared with $15.9 million of capital expenditures and $3.3 million in cash proceeds from asset sales in 2022. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Provided by or Used in Financing Activities
Cash provided by financing activities was $140.2 million during the six months ended June 30, 2023, while cash of $30.6 million was used by financing activities in the prior year. A total of $128.0 million was paid in cash dividends ($0.26 per share) during the six months ended June 30, 2023, compared to $98.4 million in cash dividends paid ($0.20 per share) during the six months ended June 30, 2022. The Company made net borrowings under its credit agreements of $285.0 million during the six months ended June 30, 2023, compared to net borrowings of $80.0 million during 2022.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first six months of 2023 nor during the same period in 2022. However, in 2023 the Company purchased shares on behalf of employees for the Employee Stock Purchase Plan. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $11.8 million and $7.0 million of common stock for the six months ended June 30, 2023, and 2022, respectively, from employees for the payment of taxes on vesting restricted shares.
In addition, the Form S-3 on file with the SEC registers $1.5 billion of the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance. The Company may offer and sell some or all of such securities from to time or to or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any securities as of the date of this Form 10-Q.
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

ROLLINS, INC. AND SUBSIDIARIES
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
CRITICAL ACCOUNTING ESTIMATES
Except as described below, there have been no significant changes in our identified critical accounting estimates as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of our 2022 Form 10-K. During the second quarter of 2023, we concluded to add business combination accounting as one of our critical accounting estimates.
Business Combinations
We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in our consolidated financial statements from the date of acquisition.
Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, assets and obligations assumed, contingent consideration, and other contingencies. Critical inputs and assumptions in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts; the acquired Company’s trademarks & tradenames, and competitive position, as well as assumptions about the period of time the acquired trademarks & tradenames will continue to be used in the combined Company’s product portfolio; and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking-statements include, but are not limited to, statements regarding: our healthy organic growth trajectory in July and our sense of optimism to start the third quarter; our progress on gross margin across our family of brands; our expectation that advertising spend, especially on a dollar basis, will be higher during our peak season to drive customer acquisition during such period; our expectation that interest expense will continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition; our belief that the Fox acquisition will expand the Rollins family of brands and drive long term value given Fox’s attractive financial profile and complementary end market exposure; our belief that recognized goodwill from the Fox acquisition and from acquisitions generally is expected to be deductible for tax purposes; our plans to exercise the renewal options on our vehicle leases; our belief that its accounting estimates and assumptions may materially change over time in future periods in response to economic trends; our belief that no pending claim, proceeding or litigation, regulatory

ROLLINS, INC. AND SUBSIDIARIES
action or investigation, either alone or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity; our evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable; our evaluations of a number of streamlining initiatives that are aimed at improving the effectiveness of our corporate office and supporting functions; our belief that we do not expect the resolution of the alleged violations and information requests from governmental authorities in California for its Orkin and Clark Pest Control operations to have a material adverse effect on our results of operations, financial condition, or cash flows; our belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations. the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; our belief that our current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under our Credit Facility will be sufficient to finance our current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2023; our international business expansion efforts and our intent to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies, our expectations to repatriate unremitted foreign earnings from its foreign subsidiaries, and our plans to continue to be permanently reinvested with respect to its investments in our foreign subsidiaries; our belief that no changes in our internal control over financial reporting during the second quarter are reasonably likely to materially affect our internal control over financial reporting; our expectation that total unrecognized compensation cost related to restricted shares and PSUs will be recognized over a weighted average period of approximately 3.3 years; our conclusion that there are no impairments of its goodwill or other intangible assets; our belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized; our belief that we have adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims; our belief that demand remains favorable to start the third quarter and that we continue to maintain a very healthy balance sheet that positions us well to continue to invest in growth programs across our business; our belief that we are positioned well to deliver strong operating results in 2023; and our belief that continued disruptions in economic markets due to high inflation, increases in interest rates, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose current and future challenges which may adversely affect our future performance, and that we cannot reasonably estimate whether our current strategies will help mitigate the impact of these economic disruptors in the future.
Forward-looking statements are based on information available at the time those statements are made and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, including, but not limited to, risks regarding: our ability to maintain our competitive position in the pest control industry in the future; our inability to identify, complete or successfully integrate acquisitions or guarantee that any acquisitions will achieve the anticipated financial benefits; our ability to expand into international markets; our ability to maintain and enhance our brands and develop a positive client reputation; labor shortages and/or our ability to attract and retain skilled workers; climate change and unfavorable weather conditions; the effects of a pandemic, including the COVID-19 pandemic; adverse economic conditions; cybersecurity incidents; noncompliance with, changes to, or increased enforcement of federal, state and local laws and regulations pertaining to environmental, public health and safety matters, including those related to the pest control industry; and our capital and ownership structure. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.
The reader should consider the factors discussed above and more specifically under Item 1A., “Risk Factors,” of Part I of the Company’s Annual Report on Form 10 K, filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2022 (the “2022 Annual Report”) that could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition. The Company does not undertake to update its forward-looking statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2023.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired FPC Holdings, LLC (“Fox Pest Control”, or "Fox"). The Company is currently in the process of integrating Fox into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2023, excludes an assessment of the internal control over financial reporting of Fox.
Changes in Internal Controls Over Financial Reporting
Other than as described above with respect to Fox, management’s quarterly evaluation of design and operation of our disclosure controls and procedures as of June 30, 2023 identified no changes in our internal control over financial reporting during the second quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Rollins, Inc did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2023 to June 30, 2023.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
April 1 to 30, 2023	6,761	$36.63	—	11,415,625
May 1 to 31, 2023	2,762	$41.29	—	11,415,625
June 1 to 30, 2023	84	$39.57	—	11,415,625
Total	9,607		—	11,415,625
(1)Includes shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of June 30, 2023, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, the following executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Jerry E. Gahlhoff, Jr. Chief Executive Officer and President	June 12, 2023	August 30, 2024	17,000	Sales to occur on or after September 11, 2023, if certain limit prices are met	If all 17,000 shares of Company common stock are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
Kenneth D. Krause Executive Vice President, Chief Financial Officer and Treasurer	March 13, 2023	February 28, 2024	12,000	Sales occurred on June 12, 2023, once certain limit prices were met	Immediately after sales occurred, the trading plan terminated on June 12, 2023
Elizabeth B. Chandler Vice President, General Counsel and Corporate Secretary	June 13, 2023	June 14, 2024	10,000	Sales to occur on or after February 21, 2024, if certain limit prices are met	If all 10,000 shares of Company common stock are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
In addition to the material terms noted in the table, pursuant to each of these trading plans, in accordance with Rule 10b5-1 of the Exchange Act, there is a mandatory waiting period or “cooling-off period” before the transactions contemplated by each trading plan can begin consisting of the later of (i) ninety days after the adoption date of the applicable trading plan or (ii) two business days following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which such plan was adopted. In addition, each trading plan disclosed in this Item 5 includes certain representations made by the applicable officer as to (a) the possession of material, non-public information about the Company; (b) the fact that officer is adopting the plan in good faith and will continue to act in good faith with respect to all transactions contemplated by the plan; and (c) the existence of other trading arrangements pursuant to Rule 10b5-1 currently in effect or scheduled to take effect.

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

ROLLINS, INC.
(Registrant)

Date: July 27, 2023	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: July 27, 2023	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)