Form 10-Q
period 2023-09-30
ROLLINS INC
filed 2023-10-26
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,037,858 shares of its $1 par value Common Stock outstanding as of October 16, 2023.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2023, AND DECEMBER 31, 2022
(in thousands except share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$142,247	$95,346
Trade receivables, net of allowance for expected credit losses of $13,324 and $14,073, respectively	198,540	155,759
Financed receivables, short-term, net of allowance for expected credit losses of $2,260 and $1,768, respectively	38,104	33,618
Materials and supplies	33,223	29,745
Other current assets	64,676	34,151
Total current assets	476,790	348,619
Equipment and property, net of accumulated depreciation of $353,394 and $333,298, respectively	124,381	128,046
Goodwill	1,053,965	846,704
Customer contracts, net	402,349	298,559
Trademarks & tradenames, net	150,215	111,646
Other intangible assets, net	7,335	8,543
Operating lease right-of-use assets	301,774	277,355
Financed receivables, long-term, net of allowance for expected credit losses of $3,817 and $3,200, respectively	73,925	63,523
Other assets	49,223	39,033
Total assets	$2,639,957	$2,122,028
LIABILITIES
Accounts payable	$44,421	$42,796
Accrued insurance - current	46,631	39,534
Accrued compensation and related liabilities	99,228	99,251
Unearned revenues	183,389	158,092
Operating lease liabilities - current	88,668	84,543
Current portion of long-term debt	—	15,000
Other current liabilities	119,359	54,568
Total current liabilities	581,696	493,784
Accrued insurance, less current portion	43,912	38,350
Operating lease liabilities, less current portion	217,861	196,888
Long-term debt	596,642	39,898
Other long-term accrued liabilities	97,003	85,911
Total liabilities	1,537,114	854,831
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,037,858 and 492,447,997 shares issued and outstanding, respectively	484,038	492,448
Additional paid in capital	123,849	119,242
Accumulated other comprehensive loss	(35,186)	(31,562)
Retained earnings	530,142	687,069
Total stockholders’ equity	1,102,843	1,267,197
Total liabilities and stockholders’ equity	$2,639,957	$2,122,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Customer services	$840,427	$729,704	$2,319,192	$2,034,433
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	388,533	348,158	1,099,566	980,316
Sales, general and administrative	244,906	213,581	696,668	612,353
Restructuring costs	5,196	—	5,196	—
Depreciation and amortization	24,668	22,561	73,609	68,293
Total operating expenses	663,303	584,300	1,875,039	1,660,962
OPERATING INCOME	177,124	145,404	444,153	373,471
Interest expense, net	5,547	846	10,797	2,294
Other (income), net	(493)	(1,980)	(6,226)	(5,170)
CONSOLIDATED INCOME BEFORE INCOME TAXES	172,070	146,538	439,582	376,347
PROVISION FOR INCOME TAXES	44,293	37,595	113,428	92,018
NET INCOME	$127,777	$108,943	$326,154	$284,329
NET INCOME PER SHARE - BASIC AND DILUTED	$0.26	$0.22	$0.66	$0.58
Weighted average shares outstanding - basic	490,775	492,316	491,980	492,285
Weighted average shares outstanding - diluted	490,965	492,430	492,158	492,398
DIVIDENDS PAID PER SHARE	$0.13	$0.10	$0.39	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
(unaudited)

	Three Months Ending September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$127,777	$108,943	$326,154	$284,329
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(6,199)	(12,417)	(3,740)	(26,203)
Unrealized gain (loss) on available for sale securities	64	—	116	(952)
Other comprehensive (loss), net of tax	(6,135)	(12,417)	(3,624)	(27,155)
Comprehensive income	$121,642	$96,526	$322,530	$257,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225
Net Income	—	—	—	—	127,777	127,777
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(6,199)	—	(6,199)
Unrealized gain on available for sale securities	—	—	—	64	—	64
Cash dividends	—	—	—	—	(63,809)	(63,809)
Stock compensation	(57)	(57)	6,153	—	—	6,096
Employee stock buybacks	(2)	(2)	(510)	—	—	(512)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at September 30, 2023	484,038	$484,038	$123,849	$(35,186)	$530,142	$1,102,843

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2022	492,417	$492,417	$109,070	$(31,149)	$607,040	$1,177,378
Net Income	—	—	—	—	108,943	108,943
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(12,417)	—	(12,417)
Unrealized (losses) on available for sale securities	—	—	—	—	—	—
Cash dividends	—	—	—	—	(49,201)	(49,201)
Stock compensation	55	55	4,902	—	—	4,957
Employee stock buybacks	—	—	23	—	—	23
Balance at September 30, 2022	492,472	$492,472	$113,995	$(43,566)	$666,782	$1,229,683
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net Income	—	—	—	—	326,154	326,154
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(3,740)	—	(3,740)
Unrealized gains on available for sale securities	—	—	—	116	—	116
Cash dividends	—	—	—	—	(191,805)	(191,805)
Stock compensation	586	586	17,841	—	—	18,427
Employee stock buybacks	(272)	(272)	(10,435)	—	—	(10,707)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at September 30, 2023	484,038	$484,038	$123,849	$(35,186)	$530,142	$1,102,843

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$530,088	$1,111,217
Net Income	—	—	—	—	284,329	284,329
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(26,203)	—	(26,203)
Unrealized (losses) on available for sale securities	—	—	—	(952)	—	(952)
Cash dividends	—	—	—	—	(147,635)	(147,635)
Stock compensation	786	786	15,128	—	—	15,914
Employee stock buybacks	(225)	(225)	(6,762)	—	—	(6,987)
Balance at September 30, 2022	492,472	$492,472	$113,995	$(43,566)	$666,782	$1,229,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$326,154	$284,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,609	68,293
Stock-based compensation expense	18,427	15,914
Provision for expected credit losses	17,484	13,593
Gain on sale of assets, net	(6,226)	(5,170)
Provision for deferred income taxes	144	3,408
Changes in operating assets and liabilities:
Trade accounts receivable and other accounts receivable	(58,114)	(40,872)
Financing receivables	(14,887)	(21,021)
Materials and supplies	(2,729)	295
Other current assets	(30,496)	(3,580)
Accounts payable and accrued expenses	37,428	(669)
Unearned revenue	18,033	19,655
Other long-term assets and liabilities	(3,286)	8,362
Net cash provided by operating activities	375,541	342,537
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(349,312)	(110,418)
Capital expenditures	(21,279)	(22,921)
Proceeds from sale of assets	10,214	9,822
Other investing activities, net	(1,957)	139
Net cash (used in) investing activities	(362,334)	(123,378)
FINANCING ACTIVITIES
Payment of contingent consideration	(9,288)	(11,663)
Borrowings under term loan	—	252,000
Borrowings under revolving commitment	980,000	11,000
Repayments of term loan	(55,000)	(175,000)
Repayments of revolving commitment	(381,000)	(118,000)
Payment of dividends	(191,805)	(147,635)
Cash paid for common stock purchased	(314,914)	(6,987)
Other financing activities, net	5,750	—
Net cash provided by (used in) financing activities	33,743	(196,285)
Effect of exchange rate changes on cash	(49)	(6,299)
Net increase in cash and cash equivalents	46,901	16,575
Cash and cash equivalents at beginning of period	95,346	105,301
Cash and cash equivalents at end of period	$142,247	$121,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,746	$3,229
Cash paid for income taxes, net	$125,878	$104,974
Non-cash additions to operating lease right-of-use assets	$99,061	$92,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of Securities and Exchange Commission ("SEC") regulation S-X, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2022. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2022 Annual Report on Form 10-K.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
Certain condensed consolidated financial statement amounts relative to the prior period have been revised as detailed in our annual report on Form 10-K for the year ended December 31, 2022. The impact of this revision on the Company's previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2022, includes a decrease to depreciation and amortization expense of $1.7 million and $5.2 million, respectively, and an increase in the provision for income tax expense of $0.4 million and $1.2 million, respectively. This revision affects these specific line items and subtotals within the consolidated statements of income, comprehensive income, stockholders' equity and cash flows.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this Update eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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

ROLLINS, INC. AND SUBSIDIARIES
The Fox Pest Control acquisition has been accounted for as a business combination, and the Fox results of operations are included in the Company's results of operations from the April 1, 2023, acquisition date. Fox contributed revenues of $81.0 million and net earnings of $1.9 million from April 1, 2023, through the period end date, September 30, 2023.
The valuation of the Fox Pest Control acquisition was performed by a third-party valuation specialist under our management’s supervision. The preliminary values of identified assets acquired, and liabilities assumed for Fox Pest Control are summarized as follows (in thousands).

September 30, 2023
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox Pest Control for $339.5 million. Included in the total consideration are cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that is based on Fox Pest Control's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million to be held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the nine months ended September 30, 2023, we recognized a charge of $2.1 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our condensed consolidated statement of income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues	$840,427	$765,677	$2,348,100	$2,125,738
Net income	126,294	108,787	314,279	278,708

ROLLINS, INC. AND SUBSIDIARIES
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
Other 2023 Acquisitions
The Company also made 18 other acquisitions during the nine months ended September 30, 2023. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total preliminary consideration as follows (in thousands):

September 30, 2023
Cash	$531
Accounts receivable	988
Materials and supplies	428
Other current assets	116
Equipment and property	4,116
Goodwill	21,833
Customer contracts	33,678
Other intangible assets	624
Current liabilities	(249)
Unearned revenue	(1,160)
Other assets and liabilities, net	(3,113)
Assets acquired and liabilities assumed	$57,792
Included in the total consideration of $57.8 million are acquisition holdback liabilities of $6.2 million.
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
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$782,073	$676,408	$2,155,237	$1,884,571
Other countries	58,354	53,296	163,955	149,862
Total Revenues	$840,427	$729,704	$2,319,192	$2,034,433

ROLLINS, INC. AND SUBSIDIARIES
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Residential revenue	$404,305	$337,878	$1,073,575	$922,448
Commercial revenue	272,207	243,478	762,573	683,748
Termite completions, bait monitoring, & renewals	155,099	139,668	458,527	406,155
Franchise revenues	4,291	4,068	12,381	11,960
Other revenues	4,525	4,612	12,136	10,122
Total Revenues	$840,427	$729,704	$2,319,192	$2,034,433
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the above table.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three and nine months ended September 30, 2023, and 2022 was $59.4 million and $51.6 million, respectively and $172.6 million and $152.5 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$218,274	$192,972	$187,994	$168,607
Deferral of unearned revenue	61,354	54,946	204,891	180,209
Recognition of unearned revenue	(59,375)	(51,553)	(172,632)	(152,451)
Ending balance	$220,253	$196,365	$220,253	$196,365
As of September 30, 2023 and December 31, 2022, the Company had long-term unearned revenue of $36.9 million and $29.9 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2033.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are

ROLLINS, INC. AND SUBSIDIARIES
deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2023, and 2022.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952
Provision for expected credit losses	3,185	2,865	6,050
Write-offs charged against the allowance	(4,271)	(2,332)	(6,603)
Recoveries collected	1,349	—	1,349
Balance at June 30, 2023	$12,739	$6,009	$18,748
Provision for expected credit losses	4,739	2,799	$7,538
Write-offs charged against the allowance	(5,582)	(2,731)	$(8,313)
Recoveries collected	1,428	—	$1,428
Balance at September 30, 2023	$13,324	$6,077	$19,401

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	3,204	1,054	4,258
Write-offs charged against the allowance	(4,248)	(1,189)	(5,437)
Recoveries collected	1,329	—	1,329
Balance at March 31, 2022	$14,170	$3,850	$18,020
Provision for expected credit losses	2,350	1,825	4,175
Write-offs charged against the allowance	(4,218)	(1,121)	(5,339)
Recoveries collected	1,364	—	1,364
Balance at June 30, 2022	$13,666	$4,554	$18,220
Provision for expected credit losses	3,842	1,316	5,158
Write-offs charged against the allowance	(5,095)	(970)	(6,065)
Recoveries collected	1,370	—	1,370
Balance at September 30, 2022	$13,783	$4,900	$18,683

ROLLINS, INC. AND SUBSIDIARIES
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the nine months ended September 30, 2023, and the twelve months ended December 31, 2022 (in thousands):

Goodwill:
Balance at December 31, 2021	$786,504
Additions	64,997
Measurement adjustments	(9)
Adjustments due to currency translation	(4,788)
Balance at December 31, 2022	846,704
Additions	209,487
Measurement adjustments	522
Adjustments due to currency translation	(2,748)
Balance at September 30, 2023	$1,053,965
The carrying amount of goodwill in foreign countries was $105.6 million as of September 30, 2023, and $97.4 million as of December 31, 2022.
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$623,917	$(221,568)	$402,349	$502,689	$(204,130)	$298,559	3-20
Trademarks and tradenames	19,805	(9,322)	10,483	17,351	(10,009)	7,342	7-20
Non-compete agreements	14,141	(9,118)	5,023	14,180	(8,226)	5,954	3-20
Patents	6,888	(6,877)	11	6,934	(6,802)	132	3-15
Other assets	1,904	(1,830)	74	2,016	(1,786)	230	10
Total amortizable intangible assets	$666,655	$(248,715)	417,940	$543,170	$(230,953)	312,217
Indefinite-lived intangible assets:
Trademarks and tradenames			139,732			104,304
Internet domains			2,227			2,227
Total indefinite-lived intangible assets			141,959			106,531
Total customer contracts and other intangible assets			$559,899			$418,748
The carrying amount of customer contracts in foreign countries was $52.0 million and $46.1 million as of September 30, 2023 and December 31, 2022, respectively. The carrying amount of trademarks and tradenames in foreign countries was $3.8 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively. The carrying amount of other intangible assets in foreign countries was $0.6 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively.
Amortization expense related to intangible assets was $16.5 million and $14.2 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $48.5 million and $41.5 million for the nine months ended September 30, 2023 and 2022, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of September 30, 2023 are as follows:

(in thousands)
2023 (excluding the nine months ended September 30, 2023)	$19,946
2024	76,652
2025	67,846
2026	64,311
2027	60,592
Change in Annual Assessment Date for Goodwill and Indefinite-lived Intangible Assets
Effective January 1, 2023, we reorganized our reporting structure including the transition of Jerry E. Gahlhoff, Jr. to the role of Chief Executive Officer. As a result of the transition, we reevaluated our segment reporting and determined that we now have two operating segments and two goodwill reporting units, but we continue to operate under one reportable segment which contains our residential, commercial, and termite business lines. We performed an assessment of whether there was an indication of goodwill impairment before and after the reorganization. In that analysis, we determined that no goodwill impairment existed.
Following the reorganization of our reporting structure and determination that we have two goodwill reporting units, we changed the date of our annual goodwill and indefinite-lived intangible asset impairment test from September 30 to October 1. The change in the date of the annual assessment represents a change in accounting principle. Management believes this change in accounting principle is preferable, as the later date better aligns the timing of the tests with the availability of key inputs, such as forecasts for our two reporting units, and provides us additional time for the completion of our annual impairment testing in advance of our year-end reporting.
Any change in testing date for goodwill or an indefinite-lived intangible asset should not result in more than one year elapsing between impairment tests. We performed a goodwill impairment analysis as of January 1, 2023, noting no impairment. We performed an analysis of our indefinite-lived intangible assets on September 30, 2023, noting no impairment. We will perform an annual assessment for goodwill and indefinite-lived intangible assets as of October 1, 2023.
This change was not material to our consolidated financial statements and was not intended to nor did it delay, accelerate, or avoid an impairment charge. We determined that it was impracticable to objectively apply this change retrospectively as it would require application of significant estimates and assumptions with the use of hindsight.
NOTE 7.    LEASES
The Company leases certain buildings, vehicles, and equipment. The Company elected the practical expedient approach permitted under Accounting Standards Codification Topic 842 “Leases”, not to include short-term leases with a duration of 12 months or less on the balance sheet. As of September 30, 2023 and December 31, 2022, all leases were classified as operating leases. Building leases generally carry terms of 1 to 15 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise certain renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.
The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

ROLLINS, INC. AND SUBSIDIARIES

(in thousands, except Other Information)		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Classification	Financial Statement Classification	2023	2022	2023	2022
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$42	$46	$190	$108
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	28,020	24,419	81,687	72,057
Total lease expense		$28,062	$24,465	$81,877	$72,165

Other Information:
Weighted-average remaining lease term - operating leases				5.02 years	5.2 years
Weighted-average discount rate - operating leases				3.89%	3.41%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases				$80,997	$71,240
Lease Commitments
Future minimum lease payments, including assumed exercise of renewal options as of September 30, 2023, were as follows:

(in thousands)
2023 (excluding the nine months ended September 30, 2023)	$27,043
2024	93,654
2025	75,157
2026	53,726
2027	27,096
2028	15,829
Thereafter	50,095
Total future minimum lease payments	342,600
Less: Amount representing interest	36,071
Total future minimum lease payments, net of interest	$306,529
Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $177.3 million for building leases and $165.3 million for vehicle leases. As of September 30, 2023, the Company had additional future obligations of $15.3 million for leases that had not yet commenced.
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

ROLLINS, INC. AND SUBSIDIARIES
using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.
As of September 30, 2023 and December 31, 2022, we had investments in international bonds of $9.5 million and $10.7 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At September 30, 2023, $0.9 million was included in other current assets and $8.6 million was included in other assets. At December 31, 2022, $0.5 million was included in other current assets and $10.2 million was included in other assets. The bonds are recorded at fair market value with an insignificant amount of unrealized gains included in other comprehensive income during the three and nine months ended September 30, 2023. No gain or loss was recognized during the three months ended September 30, 2022 and losses of $1.0 million are included in other comprehensive income during the nine months ended September 30, 2022.
As of September 30, 2023 and December 31, 2022, the Company had $47.5 million and $13.5 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$49,308	$22,742	$13,496	$25,156
New acquisitions and measurement adjustments	2,872	3,706	42,903	6,457
Payouts	(4,938)	(6,468)	(9,288)	(11,663)
Interest and fair value adjustments	910	79	2,016	327
Charge offset, forfeit and other	(607)	(669)	(1,582)	(887)
Ending balance	$47,545	$19,390	$47,545	$19,390
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
As of September 30, 2023, the Company had outstanding borrowings of $599.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance

ROLLINS, INC. AND SUBSIDIARIES
sheet, net of $2.4 million in unamortized debt issuance costs as of September 30, 2023. The aggregate effective interest rate on the debt outstanding as of September 30, 2023 was 6.4%. As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the previous Term Loan and there were no outstanding borrowings under the previous Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.1%.
The Company maintains $71.7 million in letters of credit as of September 30, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's performance measured against certain sustainability-linked metrics. The Company is in compliance with applicable debt covenants as of September 30, 2023.
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
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. We use foreign currency derivatives, specifically foreign currency forward contracts (“FX Forwards”), to manage our exposure to fluctuations in the USD-CAD and USD-AUD exchange rates. FX Forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX Forwards are typically settled in U.S. dollars for their fair value at or close to their settlement date. We do not currently designate any of these FX Forwards under hedge accounting, but rather reflect the changes in fair value immediately in earnings. We do not use such instruments for speculative or trading purposes, but rather use them to manage our exposure to foreign exchange rates. Changes in the fair value of FX Forwards were recorded in other income/expense and were insignificant for the three and nine month periods ended September 30, 2023. Changes in the fair value of FX Forwards during the three and nine month periods ended September 30, 2022 resulted in net gains of $1.0 million and $1.1 million, respectively. The fair values of the Company’s FX Forwards were recorded as net assets of $0.1 million and $0.3 million in Other Current Assets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company had the following outstanding FX Forwards (in thousands except for number of instruments):
Non-Designated Derivative Summary

FX Forward Contracts	Number of Instruments	Sell Notional	Buy Notional
Sell AUD/Buy USD Fwd Contract	16	1,900	$1,262
Sell CAD/Buy USD Fwd Contract	16	16,000	11,913
Total	32		$13,175
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
NOTE 12.    STOCKHOLDERS’ EQUITY
During the nine months ended September 30, 2023, the Company paid $191.8 million, or $0.39 per share, in cash dividends compared to $147.6 million, or $0.30 per share, during the same period in 2022.
On September 6, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with LOR, Inc. (“LOR”), and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), relating to the sale by LOR of 38,724,100 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at a public offering price of $35.00 per share (the “Offering”). In connection with the Offering, LOR granted the Underwriters an option to purchase up to an additional 5,785,714 shares of Common Stock (the “Optional Shares”). The Offering, including the sale of the Optional Shares, closed on September 11, 2023. The Company did not sell any shares in the Offering and did not receive any proceeds from the Offering. In addition, the Company completed the repurchase of 8,724,100 of the shares of Common Stock offered in the Offering for approximately $300 million at $34.39 per share.
As we repurchase our common stock, we reduce common stock for par value of the shares repurchased, with the excess of the purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.
The Company did not repurchase shares on the open market during the nine months ended September 30, 2022.
The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $10.7 million and $7.0 million during the nine month periods ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, the Company also purchased shares on behalf of employees for the Employee Stock Purchase Plan ("ESPP") discussed below.
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

ROLLINS, INC. AND SUBSIDIARIES
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
The Company issues new shares from its authorized but unissued share pool. As of September 30, 2023, approximately 5.3 million shares of the Company’s common stock were reserved for issuance.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted shares and PSUs:
Pre-tax compensation expense	$6,096	$4,957	$18,044	$15,914
Tax benefit	(1,572)	(1,298)	(4,655)	(3,894)
Compensation expense, net of tax	$4,524	$3,659	$13,389	$12,020
The following table summarizes information on unvested awards outstanding as of September 30, 2023:

(number of shares in thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted shares and PSUs at December 31, 2022	2,685	$28.97
Forfeited	(86)	29.77
Vested	(823)	26.90
Granted	673	36.40
Unvested restricted shares and PSUs at September 30, 2023	2,449	$31.68
As of September 30, 2023 and December 31, 2022, the Company had $56.3 million and $52.3 million of total unrecognized compensation cost, respectively, related to restricted shares and PSUs that are expected to be recognized over a weighted average period of approximately 3 years and 3.5 years, respectively.
Employee Stock Purchase Plan
As more fully discussed in Note 14 of the Company’s notes to the consolidated financial statements in its 2022 Annual Report on Form 10-K, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions. The most recent purchase period for the ESPP began on July 1, 2023, and will end on December 31, 2023. The Company recorded compensation expense associated with its ESPP of $0.4 million during the nine months ended September 30, 2023. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our condensed consolidated statements of income.
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Weighted-average outstanding common shares	488,304	489,756	489,467	489,705
Add participating securities:
Weighted-average time-lapse restricted awards	2,471	2,560	2,513	2,580
Total weighted-average shares outstanding - basic	490,775	492,316	491,980	492,285
Dilutive effect of restricted stock units and PSUs	190	114	178	113
Weighted-average shares outstanding - diluted	490,965	492,430	492,158	492,398
NOTE 14.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $44.3 million and $37.6 million for the three months ended September 30, 2023 and 2022, and $113.4 million and $92.0 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company’s effective tax rate was 25.7% in the third quarter of 2023, consistent with the 25.7% rate in the third quarter of 2022. During the nine months ended September 30, 2023, the Company’s effective tax rate increased to 25.8% compared to 24.5% in 2022. The rate was higher due to higher foreign income taxes compared to the prior year.
NOTE 15.    RELATED PARTY TRANSACTIONS
On September 6, 2023, the Company entered into the Underwriting Agreement with LOR and the Underwriters, relating to the Offering. In connection with the Offering, LOR granted the Underwriters an option to purchase Optional Shares. The Offering, including the sale of the Optional Shares, closed on September 11, 2023. Upon closing the Offering, LOR paid $3.5 million to the Company pursuant to the Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and LOR dated as of June 5, 2023. The Company did not sell any shares in the Offering and did not receive any proceeds from the Offering. In addition, the Company completed the repurchase of 8,724,100 of the shares of Common Stock offered in the Offering for approximately $300 million at the same per share price paid by the Underwriters to LOR in the Offering, or $34.39 per share.
In connection with the Offering, LOR entered into a lock-up agreement with the Underwriters for a period of 365 days from the pricing date of the Offering, during which time LOR will be restricted from engaging in certain transactions with respect to its shares of the Company’s common stock. The Offering was made pursuant to the Company’s existing registration statement on Form S-3, previously filed with the SEC and declared effective by the SEC on June 22, 2023, as supplemented by the prospectus supplement dated September 6, 2023, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended.
The Underwriting Agreement contains customary representations, warranties and covenants of the Company and LOR and also provides for customary indemnification by each of the Company, LOR and the Underwriters against certain liabilities. The foregoing description of the Underwriting Agreement is not meant to be a complete description and is qualified in its entirety by the Underwriting Agreement, which is filed as Exhibit 1.1 to the Current Report on Form 8-K filed September 11, 2023. The foregoing description of the Registration Rights Agreement is not meant to be a complete description and is qualified in its entirety by the Registration Rights Agreement, which is filed as Exhibit 4.11 to the Registration Statement on Form S-3 filed June 5, 2023.

ROLLINS, INC. AND SUBSIDIARIES
NOTE 16.    RESTRUCTURING COSTS
During the third quarter of 2023, the Company executed a restructuring program to modernize its workforce. These changes were primarily across corporate-related functions and will enable us to make more strategic improvements in our support functions. As a result of this program, the Company incurred $5.2 million in restructuring costs, consisting mainly of one-time termination benefits, including severance and outplacement services, stock-based compensation, and other benefits-related costs. These costs are recorded within restructuring costs in our condensed consolidated statement of income. As of September 30, 2023, the Company had accrued restructuring costs of $3.3 million, which are included in other current liabilities in our condensed consolidated balance sheet.
NOTE 17.    SUBSEQUENT EVENTS
Quarterly Dividend
On October 24, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.15 per share payable on December 11, 2023 to stockholders of record at the close of business on November 10, 2023.

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
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended September 30, 2023:
•Third quarter revenues were $840.4 million, an increase of 15.2% over the third quarter 2022 with organic revenues* increasing 8.4%. We had strong growth across the portfolio with double digit growth in all service categories. The stronger dollar versus foreign currencies in countries where we operate reduced revenues by 10 basis points during the quarter.

•Quarterly operating income was $177.1 million, an increase of 21.8% over the third quarter of 2022. Quarterly operating margin was 21.1% of revenue, an increase of 120 basis points over the third quarter of 2022. Adjusted operating income* was $187.6 million, an increase of 29.0% over the prior year. Adjusted operating income margin* was 22.3%, an increase of 240 basis points over the prior year.

•Quarterly net income was $127.8 million, an increase of 17.3% over the prior year net income. Adjusted net income* was $135.6 million, an increase of 24.4% over the prior year.
•Quarterly EPS was $0.26 per diluted share, an 18.2% increase over the prior year EPS of $0.22. Adjusted EPS* was $0.28 per diluted share, an increase of 27.3% over the prior year.
•Adjusted EBITDA* was $208.5 million for the quarter, an increase of 22.7%. Adjusted EBITDA margin* was 24.8% of revenue, an increase of 150 basis points over the third quarter of 2022.
Demand is favorable to start the fourth quarter and we continue to maintain a very healthy balance sheet that positions us well to continue to invest in growth programs across our business. Although we continue to navigate a highly uncertain macro-environment, we believe we are positioned well to deliver strong results in 2023.
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
RESULTS OF OPERATIONS
Quarter ended September 30, 2023, compared to quarter ended September 30, 2022

	Three Months Ended September 30,
			Variance
(in thousands, except per share data)	2023	2022	$	%
GAAP Metrics
Revenues	$840,427	$729,704	$110,723	15.2%
Gross profit (1)	$451,894	$381,546	$70,348	18.4%
Gross profit margin (1)	53.8%	52.3%	150 bps
Operating income	$177,124	$145,404	$31,720	21.8%
Operating income margin	21.1%	19.9%	120 bps
Net income	$127,777	$108,943	$18,834	17.3%
EPS	$0.26	$0.22	$0.04	18.2%

Non-GAAP Metrics
Adjusted operating income (2)	$187,582	$145,404	$42,178	29.0%
Adjusted operating margin (2)	22.3%	19.9%	240 bps
Adjusted net income (2)	$135,558	$108,943	$26,615	24.4%
Adjusted EPS (2)	$0.28	$0.22	$0.06	27.3%
Adjusted EBITDA (2)	$208,531	$169,945	$38,586	22.7%
Adjusted EBITDA margin (2)	24.8%	23.3%	150 bps
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

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the quarter ended September 30, 2023 were $840.4 million, an increase of $110.7 million, or 15.2%, from 2022 revenues of $729.7 million. Organic revenue* growth was 8.4% with acquisitions adding 6.8% in the quarter. The stronger dollar versus foreign currencies in countries where we operate reduced revenues by 10 basis points during the quarter. Comparing 2023 to 2022, residential pest control revenue increased 20%, commercial pest control revenue increased 12% and termite and ancillary services grew 11%. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended September 30, 2023 and 2022.

ROLLINS, INC. AND SUBSIDIARIES
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2023	2022	2021
First Quarter	$658,015	$590,680	$535,554
Second Quarter	820,750	714,049	638,204
Third Quarter	840,427	729,704	650,199
Fourth Quarter	—	661,390	600,343
Year to date	$2,319,192	$2,695,823	$2,424,300
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended September 30, 2023 was $451.9 million, an increase of $70.3 million, or 18.4%, compared to $381.5 million for the quarter ended September 30, 2022. Gross margin improved 150 basis points to 53.8% in 2023 compared to 52.3% in 2022. The recent acquisition of Fox was accretive to gross margin by 30 basis points. Additionally, a stabilization of claims experience in the quarter drove 70 basis points of improvement in gross margin. Excluding Fox and the more favorable claims experience, we saw 50 basis points of improvement in underlying margins, as pricing more than offset inflationary pressures. We had good leverage on people costs and materials and supplies, which is partially offset by higher fleet costs associated primarily with a decline in vehicle gains related to leased vehicles.
Sales, General and Administrative
For the quarter ended September 30, 2023, sales, general and administrative ("SG&A") expenses increased $31.3 million, or 14.7%, compared to the quarter ended September 30, 2022. As a percentage of revenue, SG&A decreased to 29.1% from 29.3% in the prior year.
There are three categories of costs that comprise the majority of SG&A: people costs, customer acquisition related costs, and insurance and claims. While we saw leverage in certain of our people costs and insurance claims costs, this was partially offset by an increase in customer-related costs incurred to drive demand.
Restructuring Costs
During the quarter ended September 30, 2023, we executed a restructuring program to modernize our workforce. This effort resulted in expense of approximately $5.2 million in the quarter. The large majority of the costs incurred are related to severance-related costs for employees who were terminated as part of this effort. The changes were primarily across corporate-related functions and will enable us to make more strategic improvements in our support functions.
Depreciation and Amortization
For the quarter ended September 30, 2023, depreciation and amortization increased $2.1 million, or 9.3%, compared to the quarter ended September 30, 2022. The increase was due to higher amortization of intangible assets from acquisitions, most notably Fox Pest Control, offset by lower depreciation of operating equipment and internal-use software.
Operating Income
For the quarter ended September 30, 2023, operating income increased $31.7 million, or 21.8%, compared to the prior year.
As a percentage of revenue, operating income was 21.1%, an increase of 120 basis points over the third quarter of 2022. Operating margin improved on the changes noted in gross profit and sales, general & administrative above, offset by restructuring, and higher depreciation and amortization associated primarily with our acquisition of Fox.

ROLLINS, INC. AND SUBSIDIARIES
Interest Expense, Net
During the quarter ended September 30, 2023, interest expense, net increased $4.7 million compared to the prior year, primarily due to the higher average debt balance, as well as the increase in weighted average interest rates in 2023 compared to 2022. The increase was driven primarily by the increased debt associated with the acquisition of Fox and the share repurchase completed in the third quarter.
We expect interest expense to continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition and share repurchase.
Other Income, Net
During the quarter ended September 30, 2023, other income decreased $1.5 million primarily due to lower gains on asset sales.
Income Taxes
The Company’s effective tax rate was 25.7% in the third quarter of 2023, and was in line with the same rate for the third quarter of 2022.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,
			Variance
(in thousands, except per share data)	2023	2022	$	%
GAAP Metrics
Revenues	$2,319,192	$2,034,433	$284,759	14.0%
Gross profit (1)	$1,219,626	$1,054,117	$165,509	15.7%
Gross profit margin (1)	52.6%	51.8%	80 bps
Operating income	$444,153	$373,471	$70,682	18.9%
Operating income margin	19.2%	18.4%	80 bps
Net income	$326,154	$284,329	$41,825	14.7%
EPS	$0.66	$0.58	$0.08	13.8%

Non-GAAP Metrics
Adjusted operating income (2)	$459,872	$373,471	$86,401	23.1%
Adjusted operating margin (2)	19.8%	18.4%	140 bps
Adjusted net income (2)	$337,849	$284,329	$53,520	18.8%
Adjusted EPS (2)	$0.69	$0.58	$0.11	19.0%
Adjusted EBITDA (2)	$531,281	$446,934	$84,347	18.9%
Adjusted EBITDA margin (2)	22.9%	22.0%	90 bps
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

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the nine months ended September 30, 2023 were $2.3 billion, an increase of $284.8 million, or 14.0%, from 2022 revenues of $2.0 billion. Organic revenue* growth was 8.4% and acquisitions added 5.6% in the nine months ended September 30, 2023. The stronger U.S. Dollar reduced year-to-date revenues by 30 basis points versus the same period a year ago. The currency headwind was primarily related to a stronger U.S. Dollar versus both the Canadian and Australian Dollar. Comparing 2023 to 2022, residential pest control revenue increased 16%, commercial pest control revenue increased 12% and termite and ancillary services grew 13%. The Company’s foreign operations accounted for approximately 7% of total revenues for the nine months ended September 30, 2023 and 2022.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the nine months ended September 30, 2023 was $1.2 billion, an increase of $165.5 million, or 15.7%, compared to $1.1 billion for the nine months ended September 30, 2022. Gross margin improved 80 basis points to 52.6% in 2023 compared to 51.8% in 2022. The recent acquisition of Fox was accretive to margins. Despite improvements in Q3, a less favorable claims experience decreased margins in the first nine months of the year. Excluding these items, we saw 60

ROLLINS, INC. AND SUBSIDIARIES
basis points of improvement in underlying margins, as pricing initiatives more than offset inflationary pressures across people-related costs, materials and supplies, and fleet-related costs, our most significant areas of cost of services.
Sales, General and Administrative
For the nine months ended September 30, 2023, SG&A expenses increased $84.3 million, or 13.8%, compared to the nine months ended September 30, 2022. As a percentage of revenue, SG&A expenses decreased slightly to 30.0% from 30.1% in the prior year.
Despite investing in additional people, advertising and other customer facing activities to drive growth, we saw an improvement in SG&A as a percentage of sales as we continue to manage our cost structure. Despite improvements in Q3, insurance and legacy claims related primarily to auto accidents continue to be a headwind to SG&A and SG&A as a percentage of sales.
Restructuring Costs
During the nine months ended September 30, 2023, we executed a restructuring program in the third quarter to modernize our workforce. This effort resulted in expense of approximately $5.2 million in the nine months ended September 30, 2023. The large majority of the costs incurred are related to severance-related costs for employees who were terminated as part of this effort. This adjustment allows us to make strategic improvements in our support functions.
Depreciation and Amortization
For the nine months ended September 30, 2023, depreciation and amortization increased $5.3 million, or 7.8%, compared to the nine months ended September 30, 2022. The increase was due to higher amortization of intangible assets from acquisitions, most notably Fox, offset by lower depreciation of operating equipment and internal-use software.
Operating Income
For the nine months ended September 30, 2023, operating income increased $70.7 million, or 18.9%, compared to the nine months ended September 30, 2022. As a percentage of revenue, operating income increased to 19.2% from 18.4% in the prior year. The improvement in operating income as a percentage of sales is driven by the changes in gross profit and SG&A noted above, offset by higher restructuring costs.
Interest Expense, Net
For the nine months ended September 30, 2023, interest expense, net increased $8.5 million, compared to the nine months ended September 30, 2022, due to the increase in the average debt balance associated primarily with the acquisition of Fox, and the share repurchase completed in the third quarter.
We expect interest expense to continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition and share repurchase.
Other Income, Net
During the nine months ended September 30, 2023, other income increased $1.1 million compared to the nine months ended September 30, 2022, due to gains on asset sales.
Income Taxes
During the nine months ended September 30, 2023, the Company’s effective tax rate increased to 25.8% compared to 24.5% in 2022 due to higher foreign income taxes.

ROLLINS, INC. AND SUBSIDIARIES
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures

The Company has used the non-GAAP financial measures of organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, and adjusted earnings per share (“EPS”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and free cash flow in this Form 10-Q. Organic revenue is calculated as revenue less acquisition revenue. Acquisition revenue is calculated as the trailing 12-month revenue of our acquired entities. Adjusted operating income and adjusted operating margin are calculated by adding back to the GAAP measures those expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control and restructuring costs related to restructuring and workforce reduction plans. Adjusted EBITDA and adjusted EBITDA margin are calculated by adding back to the GAAP measures those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control and restructuring costs related to restructuring and workforce reduction plans. Adjusted net income and adjusted EPS are calculated by adding back those acquisition-related expenses and restructuring costs to the GAAP measures and by further subtracting the tax impact of those expenses. Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.

Management uses adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and free cash flow as measures of operating performance because this measure allows the Company to compare performance consistently over various periods. Management also uses organic revenues to compare revenues over various periods excluding the impact of acquisitions. Management uses free cash flow to demonstrate the Company’s ability to maintain its asset base and generate future cash flows from operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.
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

ROLLINS, INC. AND SUBSIDIARIES
Set forth below is a reconciliation of the non-GAAP financial measures contained in this report with their most comparable GAAP measures (in thousands, except per share data and margins).

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2023	2022 (5)	$	%	2023	2022 (5)	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$840,427	$729,704	110,723	15.2	$2,319,192	$2,034,433	284,759	14.0
Revenues from acquisitions	(49,971)	—	(49,971)	—	(114,273)	—	(114,273)	—
Organic revenues	$790,456	$729,704	60,752	8.4	$2,204,919	$2,034,433	170,486	8.4

Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$177,124	$145,404			$444,153	$373,471
Fox acquisition-related expenses (1)	5,262	—			10,523	—
Restructuring costs (2)	5,196	—			5,196	—
Adjusted operating income	$187,582	$145,404	42,178	29.0	$459,872	$373,471	86,401	23.1
Revenues	$840,427	$729,704			$2,319,192	$2,034,433
Operating income margin	21.1%	19.9%			19.2%	18.4%
Adjusted operating margin	22.3%	19.9%			19.8%	18.4%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$127,777	$108,943			$326,154	$284,329
Fox acquisition-related expenses (1)	5,262	—			10,523	—
Restructuring costs (2)	5,196	—			5,196	—
Tax impact of adjustments (3)	(2,677)	—			(4,024)	—
Adjusted net income	$135,558	$108,943	26,615	24.4	$337,849	$284,329	53,520	18.8
EPS - basic and diluted	$0.26	$0.22			$0.66	$0.58
Fox acquisition-related expenses (1)	0.01	—			0.02	—
Restructuring costs (2)	0.01	—			0.01	—
Tax impact of adjustments (3)	(0.01)	—			(0.01)	—
Adjusted EPS - basic and diluted (4)	$0.28	$0.22	0.06	27.3	$0.69	$0.58	0.11	19.0
Weighted average shares outstanding - basic	490,775	492,316			491,980	492,285
Weighted average shares outstanding - diluted	490,965	492,430			492,158	492,398

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin
Net income	$127,777	$108,943			$326,154	$284,329
Depreciation and amortization	24,668	22,561			73,609	68,293
Interest expense, net	5,547	846			10,797	2,294
Provision for income taxes	44,293	37,595			113,428	92,018
EBITDA	$202,285	$169,945	32,340	19.0	$523,988	$446,934	77,054	17.2
Fox acquisition-related expenses (1)	1,050	—			2,097	—
Restructuring costs (2)	5,196	—			5,196	—
Adjusted EBITDA	$208,531	$169,945	38,586	22.7	$531,281	$446,934	84,347	18.9
Revenues	$840,427	$729,704			$2,319,192	$2,034,433
EBITDA margin	24.1%	23.3%			22.6%	22.0%
Adjusted EBITDA margin	24.8%	23.3%			22.9%	22.0%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$127,355	$127,285			$375,541	$342,537
Capital expenditures	(6,868)	(7,886)			(21,279)	(22,921)
Free cash flow	$120,487	$119,399	1,088	0.9	$354,262	$319,616	34,646	10.8
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

ROLLINS, INC. AND SUBSIDIARIES
(2) Restructuring costs consist of costs primarily related to severance and benefits paid to employees pursuant to restructuring and workforce reduction plans.
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(5) Certain condensed consolidated financial statement amounts relative to the prior period have been revised as detailed in our annual report on Form 10-K for the year ended December 31, 2022. The impact of this revision on the Company's previously reporting condensed consolidated financial statements for the three and nine months ended September 30, 2022, includes a decrease to depreciation and amortization expense of $1.7 million and $5.2 million, respectively, and an increase in the provision for income tax expense of $0.4 million and $1.2 million, respectively. This revision affects these specific line items and subtotals within the consolidated statements of income and cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $142.2 million of total cash at September 30, 2023 is held at various banking institutions. Approximately $71.6 million is held in cash accounts at international bank institutions and the remaining $70.6 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
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
As of September 30, 2023, the Company had outstanding borrowings of $599.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of September 30, 2023 was 6.4%. As of December 31, 2022, the Company had outstanding borrowings of $54.9 million under the previous Term Loan and there were no outstanding borrowings under the previous Revolving Commitment. The aggregate effective interest rate on the debt outstanding as of December 31, 2022 was 5.1%.
The Company maintains $71.7 million in letters of credit as of September 30, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.3 million as of December 31, 2022. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the nine month periods presented:

	Nine Months Ended September 30,		Variance
(in thousands)	2023	2022	$	%
Net cash provided by operating activities	$375,541	$342,537	33,004	9.6
Net cash used in investing activities	(362,334)	(123,378)	(238,956)	N/M
Net cash provided by (used in) financing activities	33,743	(196,285)	230,028	N/M
Effect of exchange rate on cash	(49)	(6,299)	6,250	N/M
Net increase in cash and cash equivalents	$46,901	$16,575	30,326	183.0
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $375.5 million and $342.5 million for the nine months ended September 30, 2023 and 2022, respectively. The $33.0 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $362.3 million and $123.4 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for acquisitions totaled $349.3 million for the nine months ended September 30, 2023, as compared to $110.4 million for the nine months ended September 30, 2022, driven primarily by the acquisition of Fox Pest Control. The Company invested $21.3 million in capital expenditures during the year, offset by $10.2 million in cash proceeds from the sale of assets, compared with $22.9 million of capital expenditures and $9.8 million in cash proceeds from asset sales in 2022. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Provided by or Used in Financing Activities
Cash provided by financing activities was $33.7 million during the nine months ended September 30, 2023, while cash of $196.3 million was used by financing activities in the prior year. A total of $191.8 million was paid in cash dividends ($0.39 per share) during the nine months ended September 30, 2023, compared to $147.6 million in cash dividends paid ($0.30 per share) during the nine months ended September 30, 2022. The Company made net borrowings under its credit agreements of $544.0 million during the nine months ended September 30, 2023, compared to net repayments of $30.0 million during 2022. In addition, the Company completed the repurchase of 8,724,100 of the shares of common stock from LOR, Inc ("LOR") for $300.0 million in conjunction with the transaction described below.
On September 6, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with LOR, and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (the “Underwriters”), relating to the sale by LOR of 38,724,100 shares of the Company’s common stock, par value $1.00 per share, at a public offering price of $34.39 per share (the “Offering”). In connection with the Offering, LOR granted the Underwriters an option to purchase up to an additional 5,785,714 shares of common stock (the “Optional Shares”). The Offering, including the sale of the Optional Shares, closed on September 11, 2023. The Company did not sell any shares in the Offering and did not receive any proceeds from the Offering.
In June 2023, concurrently with the execution of the Registration Rights Agreement, LOR paid $1.5 million to the Company and upon closing the Offering, LOR paid $3.5 million to the Company pursuant to the Registration Rights Agreement between the Company and LOR dated as of June 5, 2023. Pursuant to the Registration Rights Agreement, the Company will pay all costs, fees and expenses incident to the Company’s performance or compliance with the Registration Rights Agreement with respect to a total of five (5) requested offerings, and thereafter, LOR will be responsible for all such expenses in connection with any subsequent offering. These cash receipts are included in other financing activities.

ROLLINS, INC. AND SUBSIDIARIES
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan are 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first nine months of 2023 nor during the same period in 2022. However, in 2023 the Company purchased shares on behalf of employees for the Employee Stock Purchase Plan. In total, 11.4 million additional shares may be purchased under the share repurchase program. The Company repurchased $12.3 million and $7.0 million of common stock for the nine months ended September 30, 2023 and 2022, respectively, from employees for the payment of taxes on vesting restricted shares.
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

ROLLINS, INC. AND SUBSIDIARIES
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
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties concerning the business and financial results of Rollins, Inc. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Such forward looking-statements include, but are not limited to, statements regarding: our healthy organic growth trajectory and our sense of optimism to start the fourth quarter; our progress on gross margin across our family of brands; our expectation that advertising spend, especially on a dollar basis, will be higher during our peak season to drive customer acquisition during such period; our expectation that interest expense will continue to be elevated in the remainder of the year as we service the higher level of debt as a result of the Fox acquisition; our belief that the Fox acquisition will expand the Rollins family of brands and drive long term value given Fox’s attractive financial profile and complementary end market exposure; our belief that recognized goodwill from the Fox acquisition and from acquisitions generally is expected to be deductible for tax purposes; our plans to exercise the renewal options on our vehicle leases; our belief that its accounting estimates and assumptions may materially change over time in future periods in response to economic trends; our belief that no pending claim, proceeding or litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity; our evaluation of pending and threatened claims and establishment of loss contingency reserves based upon outcomes it currently believes to be probable and reasonably estimable; our evaluations of a number of streamlining initiatives that are aimed at improving the effectiveness of our corporate office and supporting functions; our belief that we do not expect the resolution of the alleged violations and information requests from governmental authorities in California for its Orkin and Clark Pest Control operations to have a material adverse effect on our results of operations, financial condition, or cash flows; our belief that it will continue to be involved in various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, its businesses and its operations. the Company’s reasonable certainty that it will exercise the renewal options on its operating leases; our belief that our current cash and cash equivalent balances, future cash flows expected to be generated from operating activities and available borrowings under our Credit Facility will be sufficient to finance our current operations and obligations, and fund expansion of the business for the foreseeable future; the Company’s ability to remain in compliance with applicable debt covenants under the Credit Facility throughout 2023; our international business expansion efforts and our intent to continue to grow the business in foreign markets in the future through reinvestment of foreign deposits and future earnings as well as acquisitions of unrelated companies, our expectations to repatriate unremitted foreign earnings from its foreign subsidiaries, and our plans to continue to be permanently reinvested with respect to its investments in our foreign subsidiaries; our belief that no changes in our internal control over financial reporting during the third quarter are reasonably likely to materially affect our internal control over financial reporting; our expectation that total unrecognized compensation cost related to restricted shares and PSUs will be recognized over a weighted average period of approximately 3.0 years; our conclusion that there are no impairments of its goodwill or other intangible assets; our belief that the factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized; our belief that we have adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims; our belief that demand remains favorable to start the fourth quarter and that we continue to maintain a very healthy balance sheet that positions us well to continue to invest in growth programs across our business; our belief that we are positioned well to deliver strong operating results in 2023; and our belief that continued disruptions in economic markets due to high inflation, increases in interest rates, business interruptions due to natural disasters, employee shortages and supply chain issues, all pose current and future challenges which may adversely affect our future

ROLLINS, INC. AND SUBSIDIARIES
performance, and that we cannot reasonably estimate whether our current strategies will help mitigate the impact of these economic disruptors in the future.
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
The reader should consider the factors discussed above, in Item 1A "Risk Factors" of Part II of this Form 10-Q, and under Item 1.A. “Risk Factors” of Part I of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2022 (the “2022 Annual Report”) that could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition. The Company does not undertake to update its forward-looking statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired FPC Holdings, LLC (“Fox Pest Control”, or "Fox"). The Company is currently in the process of integrating Fox into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2023, excludes an assessment of the internal control over financial reporting of Fox.
Changes in Internal Controls Over Financial Reporting
Other than as described above with respect to Fox, management’s quarterly evaluation of design and operation of our disclosure controls and procedures as of September 30, 2023 identified no changes in our internal control over financial reporting during the third quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Except as disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022.
We are no longer a “controlled company” within the meaning of the NYSE corporate governance standards and SEC rules.
Following the previously reported sale of shares of our common stock by LOR on September 11, 2023, a group that includes Gary W. Rollins, Amy R. Kreisler, Pamela R. Rollins and Timothy C. Rollins, and certain companies, trusts and other entities under their control, including LOR, no longer owns a majority of the voting power of our outstanding common stock. As a result, we no longer qualify as a “controlled company” for purposes of certain exemptions from the NYSE corporate governance standards. We were therefore required to have at least one independent director on each of our Nominating and Corporate Governance Committee and Human Capital Management and Compensation Committee as of September 11, 2023, will be required to have a majority of independent directors on those committees by December 10, 2023, and will be required to have a fully independent Nominating and Corporate Governance and Human Capital

ROLLINS, INC. AND SUBSIDIARIES
Management and Compensation Committees and a majority independent board of directors by September 11, 2024. We will also be required to perform an annual performance evaluation of the Nominating and Corporate Governance and Human Capital Management and Compensation Committees. Although each of the Nominating and Corporate Governance and Human Capital Management and Compensation Committees currently consists of independent directors, and our board of directors currently consists of a majority of individuals who have been determined by the board to be independent, during these phase-in periods we will not be required to maintain compliance with such requirements, and therefore our shareholders may not have the same protections afforded to shareholders of companies subject to full NYSE listing requirements during these periods.
In addition, SEC rules and NYSE listing standards require, among other things, that:
•compensation committees of listed companies that are not controlled companies be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers;
•each listed company that is not a controlled company must provide for appropriate funding, as determined by the compensation committee, for payment of reasonable compensation to a compensation consultant, independent legal counsel or any other adviser retained by the compensation committee; and
•compensation committees of listed companies that are not controlled companies be required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser’s employer and us.
We are now subject to these additional compensation committee requirements as we no longer qualify as a "controlled company."
We are currently in compliance with all of these NYSE and SEC requirements, even those that are not yet applicable; however, should we be unable to maintain such compliance after the end of the relevant grace periods or effective dates, we may be subject to enforcement action or disciplinary action from the SEC and/or the NYSE, and may risk delisting from the NYSE. Any such actions may have an adverse effect on our business, financial condition and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from July 1, 2023 to September 30, 2023.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
July 1 to 31, 2023	903	$44.84	—	11,415,625
August 1 to 31, 2023	—	$—	—	11,415,625
September 1 to 30, 2023	8,724,100	$34.39	8,724,100	11,415,625
Total	8,725,003		8,724,100	11,415,625
(1)May include shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of September 30, 2023, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program. As further described in Note 12, Stockholders' Equity, and Note 15, Related Party Transactions, and announced on September 6, 2023, the Company repurchased 8,724,100 shares of its common stock concurrently with the Offering for approximately $300 million at the same per share price paid by the Underwriters, or $34.39 per share. This repurchase was made in connection with a special, one-time authorization approved by the Company's Board of Directors and did not reduce the remaining authorization of the share repurchase plan adopted in 2012.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, the following executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Thomas D. Tesh Chief Administrative Officer	August 10, 2023	November 12, 2024	5,147 shares of Company common stock Net shares of Company common stock obtained upon vesting of 8,437 shares subject to currently unvested restricted stock grants	Sales to occur on or after November 13, 2023, if certain limit prices are met and if restricted stock has vested	If all 5,147 shares and net shares obtained upon vesting of 8,437 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated May 20, 2021	8-K	May 24, 2021	3.1
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1	Registration Rights Agreement, dated as of June 5, 2023 between Rollins, Inc. and LOR, Inc.	S-3	June 5, 2023	4.11
10.2	Underwriting Agreement, dated September 6, 2023, by and among Rollins, Inc., LOR, Inc. and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto.	8-K	September 11, 2023	1.1
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
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

ROLLINS, INC.
(Registrant)

Date: October 26, 2023	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 26, 2023	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)