Form 10-Q
period 2024-03-31
ROLLINS INC
filed 2024-04-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,230,396 shares of its $1 par value Common Stock outstanding as of April 15, 2024.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023
(in thousands except share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$112,971	$103,825
Trade receivables, net of allowance for expected credit losses of $14,864 and $15,797, respectively	177,254	178,214
Financed receivables, short-term, net of allowance for expected credit losses of $1,914 and $1,874, respectively	35,717	37,025
Materials and supplies	35,698	33,383
Other current assets	62,713	54,192
Total current assets	424,353	406,639
Equipment and property, net of accumulated depreciation of $366,779 and $360,421, respectively	127,116	126,661
Goodwill	1,095,141	1,070,310
Customer contracts, net	389,199	386,152
Trademarks & tradenames, net	151,821	151,368
Other intangible assets, net	8,370	8,214
Operating lease right-of-use assets	341,639	323,390
Financed receivables, long-term, net of allowance for expected credit losses of $4,342 and $3,728, respectively	79,040	75,909
Other assets	41,940	46,817
Total assets	$2,658,619	$2,595,460
LIABILITIES
Accounts payable	$40,038	$49,200
Accrued insurance - current	51,660	46,807
Accrued compensation and related liabilities	79,372	114,355
Unearned revenues	186,021	172,380
Operating lease liabilities - current	97,394	92,203
Other current liabilities	137,451	101,744
Total current liabilities	591,936	576,689
Accrued insurance, less current portion	51,928	48,060
Operating lease liabilities, less current portion	246,614	233,369
Long-term debt	510,909	490,776
Other long-term accrued liabilities	89,736	90,999
Total liabilities	1,491,123	1,439,893
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,230,396 and 484,080,014 shares issued and outstanding, respectively	484,230	484,080
Additional paid in capital	127,531	131,840
Accumulated other comprehensive loss	(32,472)	(26,755)
Retained earnings	588,207	566,402
Total stockholders’ equity	1,167,496	1,155,567
Total liabilities and stockholders’ equity	$2,658,619	$2,595,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Customer services	$748,349	$658,015
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	365,558	326,842
Sales, general and administrative	223,057	196,431
Depreciation and amortization	27,310	22,502
Total operating expenses	615,925	545,775
OPERATING INCOME	132,424	112,240
Interest expense, net	7,725	465
Other expense (income), net	61	(4,714)
CONSOLIDATED INCOME BEFORE INCOME TAXES	124,638	116,489
PROVISION FOR INCOME TAXES	30,244	28,255
NET INCOME	$94,394	$88,234
NET INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.18
Weighted average shares outstanding – basic	484,131	492,516
Weighted average shares outstanding – diluted	484,318	492,701
DIVIDENDS PAID PER SHARE	$0.15	$0.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$94,394	$88,234
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,774)	97
Unrealized gain on available for sale securities	57	162
Other comprehensive (loss) income, net of tax	(5,717)	259
Comprehensive income	$88,677	$88,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	94,394	94,394
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(5,774)	—	(5,774)
Unrealized gains on available for sale securities	—	—	—	57	—	57
Cash dividends	—	—	—	—	(72,589)	(72,589)
Stock compensation	414	414	6,767	—	—	7,181
Shares withheld for payment of employee taxes	(264)	(264)	(11,076)	—	—	(11,340)
Balance at March 31, 2024	484,230	$484,230	$127,531	$(32,472)	$588,207	$1,167,496

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net income	—	—	—	—	88,234	88,234
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	97	—	97
Unrealized gains on available for sale securities	—	—	—	162	—	162
Cash dividends	—	—	—	—	(64,053)	(64,053)
Stock compensation	601	601	5,346	—	—	5,947
Shares withheld for payment of employee taxes	(262)	(262)	(9,570)	—	—	(9,832)
Balance at March 31, 2023	492,787	$492,787	$115,018	$(31,303)	$711,250	$1,287,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$94,394	$88,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,310	22,502
Stock-based compensation expense	7,181	5,947
Provision for expected credit losses	7,693	3,896
Gain on sale of assets, net	(368)	(4,714)
Provision for deferred income taxes	—	6,929
Changes in operating assets and liabilities:
Trade accounts receivable	(6,400)	1,533
Financing receivables	(1,822)	(4,421)
Materials and supplies	(2,286)	(1,043)
Other current assets	(8,867)	(1,501)
Accounts payable and accrued expenses	(9,396)	(17,548)
Unearned revenue	13,691	8,656
Other long-term assets and liabilities	6,303	(7,697)
Net cash provided by operating activities	127,433	100,773
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(47,132)	(15,480)
Capital expenditures	(7,171)	(7,636)
Proceeds from sale of assets	712	8,886
Other investing activities, net	1,126	640
Net cash used in investing activities	(52,465)	(13,590)
FINANCING ACTIVITIES
Payment of contingent consideration	(1,474)	(4,098)
Borrowings under revolving commitment	110,000	180,000
Repayments of term loan	—	(55,000)
Repayments of revolving commitment	(90,000)	(115,000)
Payment of dividends	(72,589)	(64,053)
Cash paid for common stock purchased	(11,340)	(11,443)
Other financing activities, net	1,149	(1,488)
Net cash used in financing activities	(64,254)	(71,082)
Effect of exchange rate changes on cash	(1,568)	1,056
Net increase in cash and cash equivalents	9,146	17,157
Cash and cash equivalents at beginning of period	103,825	95,346
Cash and cash equivalents at end of period	$112,971	$112,503
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,707	$429
Cash paid for income taxes, net	$5,591	$12,572
Non-cash additions to operating lease right-of-use assets	$45,531	$20,828
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of Securities and Exchange Commission ("SEC") regulation S-X, and therefore do not include all information and footnotes required by U.S. GAAP for complete financial statements. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2023. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2023 Annual Report on Form 10-K.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards and disclosure rules issued but not yet adopted
In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its disclosures.
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

ROLLINS, INC. AND SUBSIDIARIES
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
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
NOTE 3.    ACQUISITIONS
2024 Acquisitions
The Company made 12 acquisitions during the three months ended March 31, 2024. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are included in the reconciliation of the total preliminary consideration as follows (in thousands):

March 31, 2024
Accounts receivable	$921
Materials and supplies	206
Other current assets	210
Equipment and property	2,258
Goodwill	27,337
Customer contracts	21,514
Trademarks & tradenames	1,012
Other intangible assets	762
Current liabilities	(364)
Unearned revenue	(58)
Other assets and liabilities, net	(2)
Assets acquired and liabilities assumed	$53,796
Included in the total consideration of $53.8 million are acquisition holdback liabilities of $6.7 million.
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
Fox Pest Control Acquisition
On April 1, 2023, the Company acquired 100% of FPC Holdings, LLC (“Fox Pest Control”, or "Fox"). As part of funding the Fox acquisition, on April 3, 2023, the Company borrowed incremental amounts under the Credit Agreement of $305.0 million. The proceeds were used to pay cash consideration at closing.
Management believes that the acquisition will expand the Rollins family of brands and drive long term value given Fox's attractive financial profile and complementary end market exposure.
The Fox acquisition has been accounted for as a business combination, and the Fox results of operations are included in the Company's results of operations for the three months ended March 31, 2024. Fox contributed revenues of $35.5 million and net earnings of $1.5 million during the three months ended March 31, 2024.

ROLLINS, INC. AND SUBSIDIARIES
The valuation of the Fox acquisition was performed by a third-party valuation specialist under our management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2024 and are summarized in the table below (in thousands).

Final Fair Value as of March 31, 2024
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox for $339.5 million. Included in the total consideration are cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that is based on Fox's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million to be held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three months ended March 31, 2024, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our condensed consolidated statement of income.
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
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$693,860	$609,311
Other countries	54,489	48,704
Total Revenues	$748,349	$658,015

ROLLINS, INC. AND SUBSIDIARIES
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Residential revenue	$329,338	$282,757
Commercial revenue	258,114	231,707
Termite completions, bait monitoring, & renewals	152,060	136,131
Franchise revenues	3,961	3,789
Other revenues	4,876	3,631
Total Revenues	$748,349	$658,015
Revenues classified by significant product and service offerings for the three months ended March 31, 2023 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended March 31, 2024 and 2023 was $61.9 million and $55.5 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$210,059	$187,994
Deferral of unearned revenue	74,796	65,626
Recognition of unearned revenue	(61,888)	(55,466)
Ending balance	$222,967	$198,154
As of March 31, 2024 and December 31, 2023, the Company had long-term unearned revenue of $36.9 million and $37.7 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2034.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of March 31, 2024, we have $18.4 million of unamortized capitalized costs to obtain a contract, of which $15.4 million is recorded within other current assets and $3.0 million is recorded within other assets on our condensed consolidated statement of financial position. During the quarter ended March 31, 2024, we recorded approximately $3.8 million amortization of capitalized costs, which is recorded within sales, general and administrative expense on our condensed consolidated statement of income. During the quarter ended March 31, 2023, we had no unamortized capitalized costs to obtain a contract and we recorded no amortization of capitalized costs.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2024 and 2023.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,429	146	1,575
Balance at March 31, 2024	$14,865	$6,256	$21,121

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the three months ended March 31, 2024 (in thousands):

Goodwill:
Balance at December 31, 2023	$1,070,310
Additions	27,337
Adjustments due to currency translation and other	(2,506)
Balance at March 31, 2024	$1,095,141

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$645,021	$(255,822)	$389,199	$625,920	$(239,768)	$386,152	3-20
Trademarks and tradenames	22,413	(10,324)	12,089	21,566	(9,933)	11,633	7-20
Other intangible assets	25,376	(19,233)	6,143	24,766	(18,779)	5,987	3-20
Total amortizable intangible assets	$692,810	$(285,379)	$407,431	$672,252	$(268,480)	403,772

Indefinite-lived intangible assets			141,959			141,962
Total customer contracts and other intangible assets			$549,390			$545,734
Amortization expense related to intangible assets was $18.7 million and $14.0 million for the three months ended March 31, 2024 and 2023, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.
Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years as of March 31, 2024 are as follows:

(in thousands)
2024 (excluding the three months ended March 31, 2024)	$61,384
2025	72,147
2026	68,042
2027	64,176
2028	62,165
NOTE 7.    FAIR VALUE MEASUREMENT
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
As of March 31, 2024 and December 31, 2023, we had investments in international bonds of $9.4 million and $10.2 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets in our condensed consolidated statement of financial position. The unrealized gain or loss activity during the three months ended March 31, 2024 and 2023 was not significant.

ROLLINS, INC. AND SUBSIDIARIES
As of March 31, 2024 and December 31, 2023, the Company had $51.9 million and $46.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were discounted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$46,104	$13,496
New acquisitions and revaluations	6,664	1,300
Payouts	(1,474)	(4,098)
Interest on outstanding contingencies	534	22
Charge offset, forfeit and other	30	(187)
Ending balance	$51,858	$10,533
NOTE 8.    DEBT
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
As of March 31, 2024, the Company had outstanding borrowings of $513.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.1 million in unamortized debt issuance costs as of March 31, 2024. The aggregate effective interest rate on the debt outstanding as of March 31, 2024 was 6.4%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.2 million in unamortized debt issuance costs as of December 31, 2023. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintains $68.4 million in letters of credit as of March 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were decreased from $71.7 million as of December 31, 2023. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's performance measured against certain sustainability-linked metrics. The Company is in compliance with applicable debt covenants as of March 31, 2024.
NOTE 9.    CONTINGENCIES
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended March 31, 2024, the Company paid $72.6 million, or $0.15 per share, in cash dividends compared to $64.1 million, or $0.13 per share, during the same period in 2023.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $11.3 million and $9.8 million in connection with employee tax obligations during the three month periods ended March 31, 2024 and 2023, respectively. The Company did not repurchase shares on the open market during the three months ended March 31, 2024 and March 31, 2023.

ROLLINS, INC. AND SUBSIDIARIES
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended March 31,
(in thousands)	2024	2023
Restricted shares and PSUs:
Compensation expense	$6,607	$5,755
Employee Stock Purchase Plan
As more fully discussed in Note 13 of the Company’s notes to the consolidated financial statements in its 2023 Annual Report on Form 10-K, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions during six-month offering periods. The most recent purchase period for the ESPP began on January 1, 2024, and will end on June 30, 2024. The Company recorded compensation expense associated with its ESPP of $0.6 million during the three months ended March 31, 2024. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our condensed consolidated statements of income.
NOTE 11.    EARNINGS PER SHARE
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
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Weighted-average outstanding common shares	481,877	490,209
Add participating securities:
Weighted-average time-lapse restricted awards	2,254	2,307
Total weighted-average shares outstanding – basic	484,131	492,516
Dilutive effect of restricted stock units and PSUs	187	185
Weighted-average shares outstanding – diluted	484,318	492,701
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $30.2 million and $28.3 million for the three months ended March 31, 2024 and 2023, respectively.
The Company’s effective tax rate was 24.3% in the first quarter of 2024, consistent with the 24.3% rate in the first quarter of 2023.
NOTE 13.    SUBSEQUENT EVENTS
Quarterly Dividend
On April 23, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.15 per share payable on June 10, 2024 to stockholders of record at the close of business on May 10, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended March 31, 2024:
•First quarter revenues were $748.3 million, an increase of 13.7% over the first quarter 2023 with organic revenues* increasing 7.5%.
•Quarterly operating income was $132.4 million, an increase of 18.0% over the first quarter of 2023. Quarterly operating margin was 17.7% of revenue, an increase of 60 basis points over the first quarter of 2023. Adjusted operating income* was $137.7 million, an increase of 22.7% over the prior year. Adjusted operating income margin* was 18.4%, an increase of 130 basis points over the prior year. Adjusted EBITDA* was $160.8 million, an increase of 19.3%. Adjusted EBITDA margin* was 21.5% of revenue, an increase of 100 basis points over the first quarter of 2023.
•Quarterly net income was $94.4 million, an increase of 7.0% over the prior year net income. Adjusted net income* was $98.4 million, an increase of 16.1% over the prior year.
•Quarterly EPS was $0.19 per diluted share, a 5.6% increase over the prior year EPS of $0.18. Adjusted EPS* was $0.20 per diluted share, an increase of 17.6% over the prior year.
•Operating cash flow was $127.4 million for the quarter, an increase of 26.5% over the prior year. The Company invested $47.1 million in acquisitions, $7.2 million in capital expenditures, and paid dividends totaling $72.6 million.
Demand remains favorable to start the second quarter and the pipeline of acquisition activity remains healthy. Although we continue to navigate a highly uncertain macro-environment, we believe we are well positioned to deliver strong results in 2024.
We remain focused on driving 7% to 8% organic growth while adding 2% to 3% of inorganic growth for 2024. While we believe this goal is achievable, we acknowledge the potential impact weather as well as volatility in one-time business, and staffing levels, amongst other factors, might have on revenue performance. We continue to focus on improving the efficiency of our business model while investing in programs aimed at growing our business across our service offerings.
*Amounts are non-GAAP financial measures. See the schedules below for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.
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

ROLLINS, INC. AND SUBSIDIARIES
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
Tax Legislation Developments
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits ("Pillar Two") for multinational enterprises with annual global revenues exceeding €750 million. Pillar Two has been agreed upon in principle by over 140 countries and is intended to apply for tax years beginning in 2024. The OECD has issued administrative guidance (including transitional safe harbor rules) in conjunction with the implementation of the Pillar Two global minimum tax. The Company has evaluated the impact of these rules and currently believes they will not have any material impact on financial results in 2024 due to certain transitional safe harbors. The Company will continue to monitor the potential impact of Pillar Two proposals and developments on our condensed consolidated financial statements and related disclosures as various tax jurisdictions begin enacting such legislation.
RESULTS OF OPERATIONS
Quarter ended March 31, 2024 compared to quarter ended March 31, 2023

	Three Months Ended March 31,
			Variance
(in thousands, except per share data)	2024	2023	$	%
GAAP Metrics
Revenues	$748,349	$658,015	$90,334	13.7%
Gross profit (1)	$382,791	$331,173	$51,618	15.6%
Gross profit margin (1)	51.2%	50.3%		90 bps
Operating income	$132,424	$112,240	$20,184	18.0%
Operating income margin	17.7%	17.1%		60 bps
Net income	$94,394	$88,234	$6,160	7.0%
EPS	$0.19	$0.18	$0.01	5.6%
Operating cash flow	$127,433	$100,773	26,660	26.5%

Non-GAAP Metrics
Adjusted operating income (2)	$137,689	$112,240	$25,449	22.7%
Adjusted operating margin (2)	18.4%	17.1%		130 bps
Adjusted net income (2)	$98,357	$84,727	$13,630	16.1%
Adjusted EPS (2)	$0.20	$0.17	$0.03	17.6%
Adjusted EBITDA (2)	$160,783	$134,742	$26,041	19.3%
Adjusted EBITDA margin (2)	21.5%	20.5%		100 bps
Free cash flow (2)	$120,262	$93,137	$27,125	29.1%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the quarter ended March 31, 2024 were $748.3 million, an increase of $90.3 million, or 13.7%, from 2023 revenues of $658.0 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.5% with acquisitions adding 7.0% in the quarter. Residential pest control revenue increased approximately 16%, commercial pest control revenue increased approximately 11% and termite and ancillary services grew approximately 12% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing over 4% in residential, 10% in commercial, and over 9% in termite and ancillary activity.
After a slow start to the quarter, we saw a general strengthening in demand in February and March. Overall organic revenue* growth was 7.5% for the quarter and was 10.8% across February and March. We saw strengthening in substantially all major service offerings as we moved throughout the quarter. January revenue weakness was driven primarily by unfavorable weather patterns.

ROLLINS, INC. AND SUBSIDIARIES
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2024	2023	2022
First Quarter	$748,349	$658,015	$590,680
Second Quarter	—	820,750	714,049
Third Quarter	—	840,427	729,704
Fourth Quarter	—	754,086	661,390
Year to date	$748,349	$3,073,278	$2,695,823
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended March 31, 2024 was $382.8 million, an increase of $51.6 million, or 15.6%, compared to $331.2 million for the quarter ended March 31, 2023. Gross margin improved 90 basis points to 51.2% in 2024 compared to 50.3% in 2023. The recent acquisition of FPC Holdings, LLC (“Fox Pest Control”, or "Fox") was accretive to gross margin by 40 basis points. Excluding Fox, we saw 50 basis points of improvement in underlying margins, as pricing more than offset inflationary pressures. We saw leverage on people costs, fleet, and materials and supplies, the major areas that comprise cost of services provided.
Sales, General and Administrative
For the quarter ended March 31, 2024, sales, general and administrative ("SG&A") expenses increased $26.6 million, or 13.6%, compared to the quarter ended March 31, 2023. The increase is driven by expenses associated with growth initiatives aimed at capitalizing on the health of our underlying markets, offset by leverage from administrative costs.
As a percentage of revenue, SG&A decreased to 29.8% from 29.9% in the prior year, as we continue to manage our cost structure while investing in growth initiatives. Adjusted SG&A*, which eliminates the impact of certain costs associated with acquisitions, was 29.7%. Looking more closely at SG&A, we saw improvement of approximately 70 basis points associated with lower administrative costs. A majority of these savings, approximately 50 basis points, were reinvested back into growth initiatives aimed at driving improved revenue growth.
Depreciation and Amortization
For the quarter ended March 31, 2024, depreciation and amortization increased $4.8 million, or 21.4%, compared to the quarter ended March 31, 2023. The increase was due to higher amortization of intangible assets from acquisitions, most notably from Fox.
Operating Income
For the quarter ended March 31, 2024, operating income increased $20.2 million, or 18.0%, compared to the prior year.
As a percentage of revenue, operating income was 17.7%, an increase of 60 basis points over the first quarter of 2023. Operating margin improved on the changes noted in gross profit and SG&A above, offset by higher depreciation and amortization associated with our acquisition of Fox.
Interest Expense, Net
During the quarter ended March 31, 2024, interest expense, net increased $7.3 million compared to the prior year, primarily due to the higher average debt balance, as well as the increase in weighted average interest rates in the first quarter of 2024 compared to the first quarter of 2023. The increase was driven by the debt associated with the acquisition of Fox in the second quarter of 2023 and the share repurchase completed in the third quarter of 2023.

ROLLINS, INC. AND SUBSIDIARIES
Other Income, Net
During the quarter ended March 31, 2024, other income decreased $4.8 million primarily due to lower gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 24.3% in the first quarter of 2024, and was in line with the same rate for the first quarter of 2023.
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
The Company has used the non-GAAP financial measures of organic revenues, organic revenues by type, adjusted operating income, adjusted operating margin, adjusted net income, adjusted earnings per share (“EPS”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin, Adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin, adjusted incremental EBITDA margin, free cash flow, free cash flow conversion, net debt, net leverage ratio, and adjusted sales, general and administrative expenses ("Adjusted SG&A") in this Form 10-Q. Organic revenue is calculated as revenue less the revenue from acquisitions completed within the prior 12 months and excluding the revenue from divested businesses. Acquisition revenue is based on the trailing 12-month revenue of our acquired entities. Adjusted operating income and adjusted operating income margin are calculated by adding back to the GAAP measures those expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measure amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox and excluding gains and losses on the sale of non-operational assets and by further subtracting the tax impact of those expenses, gains, or losses. Adjusted EBITDA and adjusted EBITDA margin are calculated by adding back to the GAAP measures those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox and excluding gains and losses on the sale of non-operational assets. Incremental margin is calculated as the change in EBITDA divided by the change in revenue. Adjusted incremental margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. Free cash flow conversion is calculated as free cash flow divided by net income. Net debt is calculated as total long-term debt less cash and cash equivalents. Net leverage ratio is calculated by dividing net debt by trailing twelve-month EBITDA. Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.
Management uses adjusted operating income, adjusted operating income margin, adjusted net income, adjusted EPS, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin, adjusted incremental EBITDA margin, and adjusted SG&A as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Management also uses organic revenues, and organic revenues by type to compare revenues over various periods excluding the impact of acquisitions and divestitures. Management uses free cash flow to demonstrate the Company’s ability to maintain its asset base and generate future cash flows from operations. Management uses free cash flow conversion to demonstrate how much net income is converted into cash. Management uses net debt as an assessment of overall liquidity, financial flexibility, and leverage. Net leverage ratio is useful to investors because it is an indicator of our ability to meet our future financial obligations. Management believes all of these non-GAAP financial measures are useful to provide investors with information about current trends in, and period-over-period comparisons of, the Company's results of operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.
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
Set forth below is a reconciliation of the non-GAAP financial measures contained in this report with their most directly comparable GAAP measures (unaudited, in thousands, except per share data and margins).

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$748,349	$658,015	90,334	13.7
Revenues from acquisitions	(45,987)	—	(45,987)	7.0
Revenues of divestitures	—	(4,753)	4,753	(0.8)
Organic revenues	$702,362	$653,262	49,100	7.5

Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$132,424	$112,240
Fox acquisition-related expenses (1)	5,265	—
Adjusted operating income	$137,689	$112,240	25,449	22.7
Revenues	$748,349	$658,015
Operating income margin	17.7%	17.1%
Adjusted operating margin	18.4%	17.1%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS (5)
Net income	$94,394	$88,234
Fox acquisition-related expenses (1)	5,265	—
Loss (gain) on sale of assets, net (2)	61	(4,714)
Tax impact of adjustments (3)	(1,363)	1,207
Adjusted net income	$98,357	$84,727	13,630	16.1
EPS - basic and diluted	$0.19	$0.18
Fox acquisition-related expenses (1)	0.01	—
Loss (gain) on sale of assets, net (2)	—	(0.01)
Tax impact of adjustments (3)	—	—
Adjusted EPS - basic and diluted (4)	$0.20	$0.17	0.03	17.6
Weighted average shares outstanding – basic	484,131	492,516
Weighted average shares outstanding – diluted	484,318	492,701

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin (5)
Net income	$94,394	$88,234
Depreciation and amortization	27,310	22,502
Interest expense, net	7,725	465
Provision for income taxes	30,244	28,255
EBITDA	$159,673	$139,456	20,217	14.5
Fox acquisition-related expenses (1)	1,049	—
Loss (gain) on sale of assets, net (2)	61	(4,714)
Adjusted EBITDA	$160,783	$134,742	26,041	19.3
Revenues	$748,349	$658,015
EBITDA margin	21.3%	21.2%
Incremental EBITDA margin			22.4%
Adjusted EBITDA margin	21.5%	20.5%
Adjusted incremental EBITDA margin			28.8%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$127,433	$100,773
Capital expenditures	(7,171)	(7,636)
Free cash flow	$120,262	$93,137	27,125	29.1
Free cash flow conversion	127.4%	105.6%
(1) Consists of expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired company is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Consists of the gain or loss on the sale of non-operational assets.

ROLLINS, INC. AND SUBSIDIARIES
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(5) In the first quarter of 2024, we revised the non-GAAP metrics adjusted net income, adjusted EPS, and adjusted EBITDA to exclude gains and losses related to non-operational asset sales. These measures are of operating performance and we believe excluding the gains and losses on non-operational assets allows us to better compare our operating performance consistently over various periods. Revising these metrics for the three months ended March 31, 2023 resulted in a $3.5 million reduction to adjusted net income, a $0.01 reduction to adjusted EPS, and a $4.7 million reduction to adjusted EBITDA.

	Three Months Ended March 31,
			Variance
	2024	2023 (6)	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$748,349	$658,015	90,334	13.7
Revenues from acquisitions	(45,987)	—	(45,987)	7.0
Revenues of divestitures	—	(4,753)	4,753	(0.8)
Organic revenues	$702,362	$653,262	49,100	7.5

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$329,338	$282,757	46,581	16.5
Residential revenues from acquisitions	(37,709)	—	(37,709)	13.3
Residential revenues of divestitures	—	(3,032)	3,032	(1.1)
Residential organic revenues	$291,629	$279,725	11,904	4.3

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$258,114	$231,707	26,407	11.4
Commercial revenues from acquisitions	(4,956)	—	(4,956)	2.1
Commercial revenues of divestitures	—	(1,721)	1,721	(0.8)
Commercial organic revenues	$253,158	$229,986	23,172	10.1

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$152,060	$136,131	15,929	11.7
Termite and ancillary revenues from acquisitions	(3,322)	—	(3,322)	2.4
Termite and ancillary organic revenues	$148,738	$136,131	12,607	9.3

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
			Variance
	2023 (6)	2022	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$658,015	$590,680	67,335	11.4
Revenues from acquisitions	(13,155)	—	(13,155)	2.2
Organic revenues	$644,860	$590,680	54,180	9.2

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$282,757	$257,469	25,288	9.8
Residential revenues from acquisitions	(6,003)	—	(6,003)	2.3
Residential organic revenues	$276,754	$257,469	19,285	7.5

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$231,707	$206,975	24,732	11.9
Commercial revenues from acquisitions	(4,194)	—	(4,194)	2.0
Commercial organic revenues	$227,513	$206,975	20,538	9.9

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$136,131	$119,369	16,762	14.0
Termite and ancillary revenues from acquisitions	(2,958)	—	(2,958)	2.5
Termite and ancillary organic revenues	$133,173	$119,369	13,804	11.5
(6) Revenues classified by significant product and service offerings for the three months ended March 31, 2023 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.

	Three Months Ended March 31,
	2024	2023
Reconciliation of SG&A to Adjusted SG&A

SG&A	$223,057	$196,431
Fox acquisition-related expenses	1,049	—
Adjusted SG&A	$222,008	$196,431

Revenues	$748,349	$658,015
Adjusted SG&A as a % of revenues	29.7%	29.9%

	Period Ended March 31, 2024	Period Ended December 31, 2023
Reconciliation of Long-term Debt to Net Debt and Net Leverage Ratio

Long-term debt (7)	$513,000	$493,000
Less: cash	112,971	103,825
Net debt	$400,029	$389,175
Trailing twelve-month EBITDA	$725,281	$705,064
Net leverage ratio	0.6x	0.6x
(7) As of March 31, 2024, the Company had outstanding borrowings of $513.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.1 million in unamortized debt issuance costs as of March 31, 2024.

ROLLINS, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $113.0 million of total cash at March 31, 2024 is held at various banking institutions. As of March 31, 2024, approximately $56.3 million is held in cash accounts at international bank institutions and the remaining $56.7 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
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
The Credit Agreement provides for a $1.0 billion revolving Credit Facility, which may be denominated in U.S. Dollars and other currencies, including Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Pounds Sterling and Japanese Yen, subject to a $400 million foreign currency sublimit. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028. Refer to Note 8. Debt, of the Notes to Condensed Consolidated Financial Statements for further details.
As of March 31, 2024, the Company had outstanding borrowings of $513.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of March 31, 2024 was 6.4%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintains $68.4 million in letters of credit as of March 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were decreased from $71.7 million as of December 31, 2023. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the three month periods presented:

	Three Months Ended March 31,		Variance
(in thousands)	2024	2023	$	%
Net cash provided by operating activities	$127,433	$100,773	26,660	26.5
Net cash used in investing activities	(52,465)	(13,590)	(38,875)	(286.1)
Net cash used in financing activities	(64,254)	(71,082)	6,828	9.6
Effect of exchange rate on cash	(1,568)	1,056	(2,624)	N/M
Net increase in cash and cash equivalents	$9,146	$17,157	(8,011)	N/M
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from

ROLLINS, INC. AND SUBSIDIARIES
services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $127.4 million and $100.8 million for the three months ended March 31, 2024 and 2023, respectively. The $26.7 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $52.5 million and $13.6 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for acquisitions totaled $47.1 million for the three months ended March 31, 2024, as compared to $15.5 million for the three months ended March 31, 2023. The Company invested $7.2 million in capital expenditures during the year, offset by $0.7 million in cash proceeds from the sale of assets, compared with $7.6 million of capital expenditures and $8.9 million in cash proceeds from asset sales in 2023. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Used in Financing Activities
Cash used in financing activities was $64.3 million and $71.1 million during the three months ended March 31, 2024 and 2023, respectively. A total of $72.6 million was paid in cash dividends ($0.15 per share) during the three months ended March 31, 2024, compared to $64.1 million in cash dividends paid ($0.13 per share) during the three months ended March 31, 2023. The Company made net borrowings under its credit agreements of $20.0 million during the three months ended March 31, 2024 compared to net borrowings of $10.0 million during 2023.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. The Company did not repurchase shares of its common stock on the open market during the first three months of 2024 or 2023. As of March 31, 2024, 11.4 million additional shares may be purchased under the share repurchase program. The Company withheld $11.3 million and $11.4 million of common stock for the three months ended March 31, 2024 and 2023, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
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

ROLLINS, INC. AND SUBSIDIARIES
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
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our identified critical accounting estimates as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of our 2023 Form 10-K.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q as well as other written or oral statements by the Company may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current opinions, expectations, intentions, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Although we believe that these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Generally, statements that do not relate to historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•expectations with respect to our financial and business performance;
•expansion efforts and growth opportunities, including but not limited to recent and future acquisitions in the United States and in foreign markets;
•the impact of high inflation, increasing interest rates, business interruptions due to natural disasters and changes in the weather patterns, employee shortages, and supply chain issues;
•sufficiency of current cash and cash equivalents balances, future cash flows, and available borrowings under our Credit Facility to finance our current and future operations;
•our approach to capital allocation inclusive of our intent to pay cash dividends to common shareholders and to invest in acquisitions;
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including but not limited to the investigation by certain California governmental authorities regarding compliance with environmental regulations, will have a material adverse effect on our financial position, results of operations or liquidity;
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements including, but not limited to, those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and may also be described from time to time in our future reports filed with the SEC.

ROLLINS, INC. AND SUBSIDIARIES
Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2023 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter of 2023, the Company acquired Fox Pest Control. The Company is currently in the process of integrating Fox into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2024 excludes an assessment of the internal control over financial reporting of Fox.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from January 1, 2024 to March 31, 2024.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
January 1 to 31, 2024	213,181	$43.52	—	11,415,625
February 1 to 29, 2024	48,075	$41.05	—	11,415,625
March 1 to 31, 2024	324	$46.70	—	11,415,625
Total	261,580		—	11,415,625
(1)May include shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of March 31, 2024, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, the following executive officer entered into, modified or terminated, contracts, instructions or written plans for the sale of the Company’s securities, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Jerry E. Gahlhoff, Jr. Chief Executive Officer and President	March 8, 2024	November 1, 2024	12,000 shares of Company common stock	Sales to occur on or after June 7, 2024, if certain limit prices are met	If all 12,000 shares of Company common stock are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
In addition to the material terms noted in the table, pursuant to this trading plan, in accordance with Rule 10b5-1 of the Exchange Act, there is a mandatory waiting period or “cooling-off period” before the transactions contemplated by such trading plan can begin consisting of the later of (i) ninety days after the adoption date of the applicable trading plan or (ii) two business days following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which such plan was adopted. In addition, each trading plan disclosed in this Item 5 includes certain representations made by the applicable officer as to (a) the possession of material, non-public information about the Company; (b) the fact that officer is adopting the plan in good faith and will continue to act in good faith with respect to all transactions contemplated by the plan; and (c) the existence of other trading arrangements pursuant to Rule 10b5-1 currently in effect or scheduled to take effect.

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

ROLLINS, INC.
(Registrant)

Date: April 25, 2024	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 25, 2024	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)