Form 10-Q
period 2024-06-30
ROLLINS INC
filed 2024-07-25
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,313,840 shares of its $1 par value Common Stock outstanding as of July 15, 2024.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023
(in thousands except share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$106,697	$103,825
Trade receivables, net of allowance for expected credit losses of $16,100 and $15,797, respectively	205,183	178,214
Financed receivables, short-term, net of allowance for expected credit losses of $1,971 and $1,874, respectively	39,959	37,025
Materials and supplies	37,925	33,383
Other current assets	84,528	54,192
Total current assets	474,292	406,639
Equipment and property, net of accumulated depreciation of $372,839 and $360,421, respectively	129,115	126,661
Goodwill	1,116,215	1,070,310
Customer contracts, net	386,211	386,152
Trademarks & tradenames, net	151,334	151,368
Other intangible assets, net	8,434	8,214
Operating lease right-of-use assets	371,018	323,390
Financed receivables, long-term, net of allowance for expected credit losses of $4,436 and $3,728, respectively	85,498	75,909
Other assets	44,385	46,817
Total assets	$2,766,502	$2,595,460
LIABILITIES
Accounts payable	$54,075	$49,200
Accrued insurance - current	49,246	46,807
Accrued compensation and related liabilities	107,606	114,355
Unearned revenues	196,690	172,380
Operating lease liabilities - current	105,905	92,203
Other current liabilities	96,428	101,744
Total current liabilities	609,950	576,689
Accrued insurance, less current portion	57,602	48,060
Operating lease liabilities, less current portion	267,639	233,369
Long-term debt	502,043	490,776
Other long-term accrued liabilities	93,210	90,999
Total liabilities	1,530,444	1,439,893
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,313,840 and 484,080,014 shares issued and outstanding, respectively	484,314	484,080
Additional paid in capital	137,914	131,840
Accumulated other comprehensive loss	(31,196)	(26,755)
Retained earnings	645,026	566,402
Total stockholders’ equity	1,236,058	1,155,567
Total liabilities and stockholders’ equity	$2,766,502	$2,595,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Customer services	$891,920	$820,750	$1,640,269	$1,478,765
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	410,285	384,191	775,843	711,033
Sales, general and administrative	271,547	255,331	494,604	451,762
Depreciation and amortization	27,711	26,439	55,021	48,941
Total operating expenses	709,543	665,961	1,325,468	1,211,736
OPERATING INCOME	182,377	154,789	314,801	267,029
Interest expense, net	7,775	4,785	15,500	5,250
Other income, net	(412)	(1,019)	(351)	(5,733)
CONSOLIDATED INCOME BEFORE INCOME TAXES	175,014	151,023	299,652	267,512
PROVISION FOR INCOME TAXES	45,617	40,880	75,861	69,135
NET INCOME	$129,397	$110,143	$223,791	$198,377
NET INCOME PER SHARE - BASIC AND DILUTED	$0.27	$0.22	$0.46	$0.40
Weighted average shares outstanding – basic	484,244	492,700	484,187	492,593
Weighted average shares outstanding – diluted	484,419	492,891	484,356	492,764
DIVIDENDS PAID PER SHARE	$0.15	$0.13	$0.30	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
(unaudited)

	Three Months Ending June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$129,397	$110,143	$223,791	$198,377
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,306	2,362	(4,468)	2,459
Unrealized (loss) gain on available for sale securities	(30)	(110)	27	52
Other comprehensive (loss) income, net of tax	1,276	2,252	(4,441)	2,511
Comprehensive income	$130,673	$112,395	$219,350	$200,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2024	484,230	$484,230	$127,531	$(32,472)	$588,207	$1,167,496
Net Income	—	—	—	—	129,397	129,397
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	1,306	—	1,306
Unrealized (losses) on available for sale securities	—	—	—	(30)	—	(30)
Cash dividends	—	—	—	—	(72,578)	(72,578)
Stock compensation	97	97	10,589	—	—	10,686
Shares withheld for payment of employee taxes	(13)	(13)	(206)	—	—	(219)
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2023	492,787	$492,787	$115,018	$(31,303)	$711,250	$1,287,752
Net Income	—	—	—	—	110,143	110,143
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	—	—	—	2,362	—	2,362
Unrealized (losses) on available for sale securities	—	—	—	(110)	—	(110)
Cash dividends	—	—	—	—	(63,943)	(63,943)
Stock compensation	42	42	6,342	—	—	6,384
Shares withheld for payment of employee taxes	(8)	(8)	(355)	—	—	(363)
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	223,791	223,791
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,468)	—	(4,468)
Unrealized gains on available for sale securities	—	—	—	27	—	27
Cash dividends	—	—	—	—	(145,167)	(145,167)
Stock compensation	511	511	17,356	—	—	17,867
Shares withheld for payment of employee taxes	(277)	(277)	(11,282)	—	—	(11,559)
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net income	—	—	—	—	198,377	198,377
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	2,459	—	2,459
Unrealized gains on available for sale securities	—	—	—	52	—	52
Cash dividends	—	—	—	—	(127,996)	(127,996)
Stock compensation	643	643	11,688	—	—	12,331
Shares withheld for payment of employee taxes	(270)	(270)	(9,925)	—	—	(10,195)
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$223,791	$198,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,021	48,941
Stock-based compensation expense	15,560	12,331
Provision for expected credit losses	15,137	9,946
Gain on sale of assets, net	(781)	(5,734)
Provision for deferred income taxes	—	144
Changes in operating assets and liabilities:
Trade accounts receivable	(39,904)	(28,425)
Financing receivables	(12,523)	(13,000)
Materials and supplies	(4,142)	(2,233)
Other current assets	(30,775)	(28,513)
Accounts payable and accrued expenses	15,289	34,055
Unearned revenue	24,304	18,047
Other long-term assets and liabilities	11,571	4,250
Net cash provided by operating activities	272,548	248,186
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(81,654)	(327,892)
Capital expenditures	(15,867)	(14,411)
Proceeds from sale of assets	2,313	10,186
Other investing activities, net	1,587	495
Net cash used in investing activities	(93,621)	(331,622)
FINANCING ACTIVITIES
Payment of contingent consideration	(30,289)	(4,350)
Borrowings under revolving commitment	271,000	585,000
Repayments of term loan	—	(55,000)
Repayments of revolving commitment	(260,000)	(245,000)
Payment of dividends	(145,167)	(127,996)
Cash paid for common stock purchased	(11,559)	(11,808)
Other financing activities, net	2,129	(651)
Net cash (used in) provided by financing activities	(173,886)	140,195
Effect of exchange rate changes on cash	(2,169)	2,642
Net increase in cash and cash equivalents	2,872	59,401
Cash and cash equivalents at beginning of period	103,825	95,346
Cash and cash equivalents at end of period	$106,697	$154,747
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,558	$4,197
Cash paid for income taxes, net	$93,272	$84,583
Non-cash additions to operating lease right-of-use assets	$103,235	$55,353

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
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
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rule pending judicial review of petitions challenging it, which have been consolidated for review by the U.S. District Court of Appeals for the 8th Circuit. Notwithstanding any changes as a result of these challenges, the disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the impact this final rule will have on its financial statement disclosures.
NOTE 3.    ACQUISITIONS
2024 Acquisitions
The Company made 26 acquisitions during the six months ended June 30, 2024. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are included in the reconciliation of the total preliminary consideration as follows (in thousands):

June 30, 2024
Accounts receivable	$2,965
Materials and supplies	598
Other current assets	543
Equipment and property	4,450
Goodwill	47,654
Customer contracts	36,227
Trademarks & tradenames	1,108
Other intangible assets	1,307
Current liabilities	(783)
Unearned revenue	(103)
Other assets and liabilities, net	(1,771)
Assets acquired and liabilities assumed	$92,195
Included in the total consideration of $92.2 million are acquisition holdback liabilities of $10.5 million.
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
The Fox acquisition has been accounted for as a business combination. The valuation of the Fox acquisition was performed by a third-party valuation specialist under our management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2024 and are summarized in the table below (in thousands).

ROLLINS, INC. AND SUBSIDIARIES

Final Fair Value
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox for $339.5 million. Included in the total consideration are cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that is based on Fox's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million to be held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the six months ended June 30, 2024, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our condensed consolidated statement of income.
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

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	$820,750	$1,507,673
Net income	109,564	191,999
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$827,839	$763,646	$1,521,699	$1,372,654
Other countries	64,081	57,104	118,570	106,111
Total Revenues	$891,920	$820,750	$1,640,269	$1,478,765
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Residential revenue	$408,414	$384,087	$737,752	$666,844
Commercial revenue	287,770	261,900	545,884	493,607
Termite completions, bait monitoring, & renewals	186,024	166,398	338,084	302,529
Franchise revenues	4,445	4,304	8,406	8,093
Other revenues	5,267	4,061	10,143	7,692
Total Revenues	$891,920	$820,750	$1,640,269	$1,478,765
Revenues classified by significant product and service offerings for the three and six months ended June 30, 2023 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended June 30, 2024 and 2023 was $63.4 million and $57.8 million, and $125.3 million and $113.3 million in the six months ended June 30, 2024 and 2023, respectively. Changes in unearned revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$222,967	$198,154	$210,059	$187,994
Deferral of unearned revenue	74,369	77,911	149,165	143,537
Recognition of unearned revenue	(63,437)	(57,791)	(125,325)	(113,257)
Ending balance	$233,899	$218,274	$233,899	$218,274
As of June 30, 2024 and December 31, 2023, the Company had long-term unearned revenue of $37.2 million and $37.7 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2034.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of June 30, 2024, we have $27.9 million of unamortized capitalized costs to obtain a contract, of which $22.7 million is recorded within other current assets and $5.2 million is recorded within other assets on our condensed consolidated statement of financial position. As of December 31, 2023, we had $22.0 million of unamortized capitalized costs to obtain a contract, of

ROLLINS, INC. AND SUBSIDIARIES
which $15.3 million was recorded within other current assets and $6.7 million was recorded within other assets on our condensed consolidated statement of financial position. During the three and six months ended June 30, 2024, we recorded approximately $4.2 million and $8.0 million of amortization of capitalized costs, which is recorded within sales, general and administrative expense on our condensed consolidated statement of income. During the three and six months ended June 30, 2023, we recorded $1.2 million of amortization of capitalized costs.
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
The Company manages its financed receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s credit bureau score. Rollins requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing, require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financed receivables include installment receivable amounts, some of which are due subsequent to one year from the balance sheet dates.
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,428	146	1,574
Balance at March 31, 2024	$14,864	$6,256	$21,120
Provision for expected credit losses	4,503	2,941	7,444
Write-offs charged against the allowance	(4,690)	(2,985)	(7,675)
Recoveries collected	1,423	195	1,618
Balance at June 30, 2024	$16,100	$6,407	$22,507

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952
Provision for expected credit losses	3,185	2,865	6,050
Write-offs charged against the allowance	(4,271)	(2,332)	(6,603)
Recoveries collected	1,349	—	1,349
Balance at June 30, 2023	$12,739	$6,009	$18,748

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$1,070,310
Additions	47,654
Adjustments due to currency translation and other	(1,749)
Balance at June 30, 2024	$1,116,215
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$660,242	$(274,031)	$386,211	$625,920	$(239,768)	$386,152	3-20
Trademarks and tradenames	22,527	(10,924)	11,603	21,566	(9,933)	11,633	7-20
Other intangible assets	26,050	(19,843)	6,207	24,766	(18,779)	5,987	3-20
Total amortizable intangible assets	$708,819	$(304,798)	$404,021	$672,252	$(268,480)	403,772

Indefinite-lived intangible assets			141,958			141,962
Total customer contracts and other intangible assets			$545,979			$545,734
Amortization expense related to intangible assets was $19.3 million and $18.0 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $38.0 million and $32.0 million for the six months ended June 30, 2024 and 2023, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of June 30, 2024 are as follows:

(in thousands)
2024 (excluding the six months ended June 30, 2024)	$42,771
2025	74,333
2026	70,233
2027	66,367
2028	64,356
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
As of June 30, 2024 and December 31, 2023, we had investments in international bonds of $9.1 million and $10.2 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets in our condensed consolidated statement of financial position. The unrealized gain or loss activity during the three and six months ended June 30, 2024 and 2023 was not significant.
As of June 30, 2024 and December 31, 2023, the Company had $22.6 million and $46.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$51,858	$10,533	$46,104	$13,496
New acquisitions and measurement adjustments	3,785	38,731	10,449	40,031
Payouts	(33,012)	(252)	(34,486)	(4,350)
Interest and fair value adjustments	9	1,084	543	1,106
Charge offset, forfeit and other	(3)	(788)	27	(975)
Ending balance	$22,637	$49,308	$22,637	$49,308
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

ROLLINS, INC. AND SUBSIDIARIES
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
As of June 30, 2024, the Company had outstanding borrowings of $504.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.0 million in unamortized debt issuance costs as of June 30, 2024. The aggregate effective interest rate on the debt outstanding as of June 30, 2024 was 6.4%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.2 million in unamortized debt issuance costs as of December 31, 2023. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintained $71.7 million in letters of credit as of June 30, 2024 and December 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's performance measured against certain sustainability-linked metrics. The Company is in compliance with applicable debt covenants as of June 30, 2024.
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended June 30, 2024, the Company paid $72.6 million, or $0.15 per share, in cash dividends compared to $63.9 million, or $0.13 per share, during the same period in 2023. During the six months ended June 30, 2024, the Company paid $145.2 million, or $0.30 per share, in cash dividends compared to $128.0 million, or $0.26 per share, during the same period in 2023.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $0.2 million and $0.4 million in connection with employee tax obligations during the three month periods ended June 30, 2024 and 2023, respectively. The Company withheld $11.6 million and $10.2 million in connection with employee tax obligations during the six month periods ended June 30, 2024 and 2023, respectively. The Company did not repurchase shares on the open market during the three and six months ended June 30, 2024 and June 30, 2023.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted shares and PSUs:
Compensation expense	$8,197	$6,192	$14,804	$11,948
Employee Stock Purchase Plan
As more fully discussed in Note 13 of the Company’s notes to the consolidated financial statements in its 2023 Annual Report on Form 10-K, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan ("ESPP") which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions during six-month offering periods. The Company recorded compensation expense associated with its ESPP of $0.2 million and $0.8 million during the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2023. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our condensed consolidated statements of income.
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Weighted-average outstanding common shares	482,147	490,168	482,012	490,058
Add participating securities:
Weighted-average time-lapse restricted awards	2,097	2,532	2,175	2,535
Total weighted-average shares outstanding – basic	484,244	492,700	484,187	492,593
Dilutive effect of restricted stock units and PSUs	175	191	169	171
Weighted-average shares outstanding – diluted	484,419	492,891	484,356	492,764
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $45.6 million and $40.9 million for the three months ended June 30, 2024 and 2023, and $75.9 million and $69.1 million for the six months ended June 30, 2024 and 2023, respectively.
The Company’s effective tax rate decreased to 26.1% in the second quarter of 2024 compared with 27.1% rate in the second quarter of 2023. During the six months ended June 30, 2024, the Company's effective tax rate decreased to 25.3% compared to 25.8% in 2023. The reduced rate was due to a decrease in foreign tax expense in 2024.
NOTE 13.    SUBSEQUENT EVENTS
Quarterly Dividend
On July 23, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.15 per share payable on September 10, 2024 to stockholders of record at the close of business on August 12, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended June 30, 2024:
•Second quarter revenues were $891.9 million, an increase of 8.7% over the second quarter of 2023 with organic revenues* increasing 7.7%.
•Quarterly operating income was $182.4 million, an increase of 17.8% over the second quarter of 2023. Quarterly operating margin was 20.4%, an increase of 150 basis points over the second quarter of 2023. Adjusted operating income* was $186.6 million, an increase of 16.6% over the prior year. Adjusted operating income margin* was 20.9%, an increase of 140 basis points over the prior year. Adjusted EBITDA* was $210.1 million, an increase of 15.3% over the prior year.
•Adjusted EBITDA margin* was 23.6%, an increase of 140 basis points over the second quarter of 2023.
•Quarterly net income was $129.4 million, an increase of 17.5% over the prior year. Adjusted net income* was $132.2 million, an increase of 16.7% over the prior year.
•Quarterly EPS was $0.27 per diluted share, a 22.7% increase over the prior year EPS of $0.22. Adjusted EPS* was $0.27 per diluted share, an increase of 17.4% over the prior year.
•Operating cash flow was $145.1 million for the quarter. The Company invested $34.5 million in acquisitions, $8.7 million in capital expenditures, and paid dividends totaling $72.6 million.
Demand remains favorable to start the third quarter and the pipeline of acquisition activity remains healthy. Although we continue to navigate a highly uncertain macro-environment, we believe we are well positioned to continue to deliver strong results in the second half of 2024.
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
RESULTS OF OPERATIONS
Quarter ended June 30, 2024 compared to quarter ended June 30, 2023

	Three Months Ended June 30,
			Variance
(in thousands, except per share data)	2024	2023	$	%
GAAP Metrics
Revenues	$891,920	$820,750	$71,170	8.7%
Gross profit (1)	$481,635	$436,559	$45,076	10.3%
Gross profit margin (1)	54.0%	53.2%		80 bps
Operating income	$182,377	$154,789	$27,588	17.8%
Operating income margin	20.4%	18.9%		150 bps
Net income	$129,397	$110,143	$19,254	17.5%
EPS	$0.27	$0.22	$0.05	22.7%
Operating cash flow	$145,115	$147,413	(2,298)	(1.6)%

Non-GAAP Metrics
Adjusted operating income (2)	$186,596	$160,050	$26,546	16.6%
Adjusted operating margin (2)	20.9%	19.5%		140 bps
Adjusted net income (2)	$132,229	$113,299	$18,930	16.7%
Adjusted EPS (2)	$0.27	$0.23	$0.04	17.4%
Adjusted EBITDA (2)	$210,088	$182,275	$27,813	15.3%
Adjusted EBITDA margin (2)	23.6%	22.2%		140 bps
Free cash flow (2)	$136,419	$140,638	$(4,219)	(3.0)%
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

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the quarter ended June 30, 2024 were $891.9 million, an increase of $71.2 million, or 8.7%, from 2023 revenues of $820.8 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.7% with acquisitions adding 1.7% in the quarter. Divestitures reduced sales by 0.7%. Residential pest control revenue increased 6.3%, commercial pest control revenue increased 9.9% and termite and ancillary services grew 11.8% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 5.4% in residential, 8.6% in commercial, and 11.1% in termite and ancillary activity.
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following chart:

	Consolidated Net Revenues
(in thousands)	2024	2023	2022
First Quarter	$748,349	$658,015	$590,680
Second Quarter	891,920	820,750	714,049
Third Quarter	—	840,427	729,704
Fourth Quarter	—	754,086	661,390
Year to date	$1,640,269	$3,073,278	$2,695,823
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended June 30, 2024 was $481.6 million, an increase of $45.1 million, or 10.3%, compared to $436.6 million for the quarter ended June 30, 2023. Gross margin improved 80 basis points to 54.0% in 2024 compared to 53.2% in 2023, as pricing more than offset inflationary pressures. We saw good leverage across a number of cost categories with the most significant leverage in insurance and claims and fleet costs.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended June 30, 2024, sales, general and administrative ("SG&A") expenses increased $16.2 million, or 6.4%, compared to the quarter ended June 30, 2023.
As a percentage of revenue, SG&A decreased to 30.4% from 31.1% in the prior year, as we continue to manage our cost structure while investing in growth initiatives. We saw leverage associated with lower insurance and claims costs, administrative personnel costs, and selling costs, partially offset by other administrative costs.
While we are focused on driving improvement in SG&A as a percentage of revenue, we expect to continue to invest in growth initiatives, which may, from time to time, impact this ratio.
Depreciation and Amortization
For the quarter ended June 30, 2024, depreciation and amortization increased $1.3 million, or 4.8%, compared to the quarter ended June 30, 2023. The increase was due to higher amortization of intangible assets from acquisitions.
Operating Income
For the quarter ended June 30, 2024, operating income increased $27.6 million, or 17.8%, compared to the prior year.
As a percentage of revenue, operating income was 20.4%, an increase of 150 basis points over the second quarter of 2023. Operating margin improved due to revenue growth and the changes noted in gross profit and SG&A above.
Interest Expense, Net
During the quarter ended June 30, 2024, interest expense, net increased $3.0 million compared to the prior year, primarily due to the higher average debt balance, as well as the increase in weighted average interest rates in the first quarter of 2024 compared to the first quarter of 2023. The increase was driven by the debt associated with the share repurchase completed in the third quarter of 2023 and acquisition activity. We expect interest costs to continue to be elevated in the second half of 2024.
Other Income, Net
During the quarter ended June 30, 2024, other income decreased $0.6 million primarily due to lower gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate decreased to 26.1% in the second quarter of 2024 from 27.1% in the second quarter of 2023. The reduced rate was due to a decrease in foreign tax expense in 2024. We expect the effective tax rate to approximate 26% for the year.

ROLLINS, INC. AND SUBSIDIARIES
Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
			Variance
(in thousands, except per share data)	2024	2023	$	%
GAAP Metrics
Revenues	$1,640,269	$1,478,765	$161,504	10.9%
Gross profit (1)	$864,426	$767,732	$96,694	12.6%
Gross profit margin (1)	52.7%	51.9%		80 bps
Operating income	$314,801	$267,029	$47,772	17.9%
Operating income margin	19.2%	18.1%		110 bps
Net income	$223,791	$198,377	$25,414	12.8%
EPS	$0.46	$0.40	$0.06	15.0%
Operating cash flow	$272,548	$248,186	$24,362	9.8%

Non-GAAP Metrics
Adjusted operating income (2)	$324,285	$272,290	$51,995	19.1%
Adjusted operating margin (2)	19.8%	18.4%		140 bps
Adjusted net income (2)	$230,586	$198,026	$32,560	16.4%
Adjusted EPS (2)	$0.48	$0.40	$0.08	20.0%
Adjusted EBITDA (2)	$370,871	$317,017	$53,854	17.0%
Adjusted EBITDA margin (2)	22.6%	21.4%		120 bps
Free cash flow (2)	$256,681	$233,775	$22,906	9.8%
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

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering and revenues by geography:
Revenues for the six months ended June 30, 2024 were $1.6 billion, an increase of $161.5 million, or 10.9%, from 2023 revenues of $1.5 billion. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.6% with acquisitions adding 4.1% in the six months ended June 30, 2024. Divestitures reduced sales by 0.8%. Residential pest control revenue increased 10.6%, commercial pest control revenue increased 10.6% and termite and ancillary services grew 11.8%, including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 4.9% in residential, 9.3% in commercial, and 10.3% in termite and ancillary activity.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the six months ended June 30, 2024 was $864.4 million, an increase of $96.7 million, or 12.6%, compared to $767.7 million for the six months ended June 30, 2023. Gross margin improved 80 basis points to 52.7% in 2024 compared to 51.9% in 2023, as pricing more than offset inflationary pressures. We saw leverage across several areas that comprise cost of services provided, including people costs, materials and supplies, fleet, and insurance and claims.
Sales, General and Administrative
For the six months ended June 30, 2024, SG&A expenses increased $42.8 million, or 9.5%, compared to the six months ended June 30, 2023. The increase is driven by expenses associated with growth initiatives aimed at capitalizing on the health of our underlying markets.
As a percentage of revenue, SG&A expenses decreased to 30.2% from 30.5% in the prior year, as we continue to manage our cost structure while investing in growth initiatives. We saw leverage associated with lower administrative personnel costs and lower insurance and claims costs. Selling costs were relatively neutral as a percent of revenue.
Depreciation and Amortization
For the six months ended June 30, 2024, depreciation and amortization increased $6.1 million, or 12.4%, compared to the six months ended June 30, 2023. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the recent acquisition of FPC Holdings, LLC ("Fox Pest Control", or "Fox").
Operating Income
For the six months ended June 30, 2024, operating income increased $47.8 million, or 17.9%, compared to the six months ended June 30, 2023.

ROLLINS, INC. AND SUBSIDIARIES
As a percentage of revenue, operating income increased to 19.2% from 18.1% in the prior year. Operating margin improved due to revenue growth and the changes noted in gross profit and SG&A above.
Interest Expense, Net
For the six months ended June 30, 2024, interest expense, net increased $10.3 million, compared to the six months ended June 30, 2023, due to the increase in the average debt balance associated with the share repurchase completed in the third quarter of 2023 and the acquisition of Fox Pest Control in the second quarter of 2023.
Other Income, Net
During the six months ended June 30, 2024, other income decreased $5.4 million compared to the six months ended June 30, 2023, due to lower gains on non-operational asset sales.
Income Taxes
During the six months ended June 30, 2024, the Company’s effective tax rate decreased to 25.3% compared to 25.8% in 2023 due to a decrease in foreign tax expense in 2024.

ROLLINS, INC. AND SUBSIDIARIES
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
The Company has used the non-GAAP financial measures of organic revenues, organic revenues by type, adjusted operating income, adjusted operating margin, adjusted net income, adjusted earnings per share (“EPS”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin, Adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin, adjusted incremental EBITDA margin, free cash flow, free cash flow conversion, net debt, net leverage ratio, and adjusted sales, general and administrative expenses ("SG&A") in this Form 10-Q. Organic revenue is calculated as revenue less the revenue from acquisitions completed within the prior 12 months and excluding the revenue from divested businesses. Acquisition revenue is based on the trailing 12-month revenue of our acquired entities. Adjusted operating income and adjusted operating income margin are calculated by adding back to the GAAP measures those expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measure amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox and excluding gains and losses on the sale of non-operational assets and by further subtracting the tax impact of those expenses, gains, or losses. Adjusted EBITDA and adjusted EBITDA margin are calculated by adding back to the GAAP measures those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox and excluding gains and losses on the sale of non-operational assets. Incremental margin is calculated as the change in EBITDA divided by the change in revenue. Adjusted incremental margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. Free cash flow conversion is calculated as free cash flow divided by net income. Net debt is calculated as total long-term debt less cash and cash equivalents. Net leverage ratio is calculated by dividing net debt by trailing twelve-month EBITDA. Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.
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

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$891,920	$820,750	71,170	8.7	$1,640,269	$1,478,765	161,504	10.9
Revenues from acquisitions	(14,153)	—	(14,153)	1.7	(60,140)	—	(60,140)	4.1
Revenues of divestitures	—	(5,924)	5,924	(0.7)	—	(10,677)	10,677	(0.8)
Organic revenues	$877,767	$814,826	62,941	7.7	$1,580,129	$1,468,088	112,041	7.6

Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$182,377	$154,789			$314,801	$267,029
Fox acquisition-related expenses (1)	4,219	5,261			9,484	5,261
Adjusted operating income	$186,596	$160,050	26,546	16.6	$324,285	$272,290	51,995	19.1
Revenues	$891,920	$820,750			$1,640,269	$1,478,765
Operating income margin	20.4%	18.9%			19.2%	18.1%
Adjusted operating margin	20.9%	19.5%			19.8%	18.4%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS (5)
Net income	$129,397	$110,143			$223,791	$198,377
Fox acquisition-related expenses (1)	4,219	5,261			9,484	5,261
Gain on sale of assets, net (2)	(412)	(1,019)			(351)	(5,733)
Tax impact of adjustments (3)	(975)	(1,086)			(2,338)	121
Adjusted net income	$132,229	$113,299	18,930	16.7	$230,586	$198,026	32,560	16.4
EPS - basic and diluted	$0.27	$0.22			$0.46	$0.40
Fox acquisition-related expenses (1)	0.01	0.01			0.02	0.01
Gain on sale of assets, net (2)	—	—			—	(0.01)
Tax impact of adjustments (3)	—	—			—	—
Adjusted EPS - basic and diluted (4)	$0.27	$0.23	0.04	17.4	$0.48	$0.40	0.08	20.0
Weighted average shares outstanding – basic	484,244	492,700			484,187	492,593
Weighted average shares outstanding – diluted	484,419	492,891			484,356	492,764

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin (5)
Net income	$129,397	$110,143			$223,791	$198,377
Depreciation and amortization	27,711	26,439			55,021	48,941
Interest expense, net	7,775	4,785			15,500	5,250
Provision for income taxes	45,617	40,880			75,861	69,135
EBITDA	$210,500	$182,247	28,253	15.5	$370,173	$321,703	48,470	15.1
Fox acquisition-related expenses (1)	—	1,047			1,049	1,047
Gain on sale of assets, net (2)	(412)	(1,019)			(351)	(5,733)
Adjusted EBITDA	$210,088	$182,275	27,813	15.3	$370,871	$317,017	53,854	17.0
Revenues	$891,920	$820,750			$1,640,269	$1,478,765
EBITDA margin	23.6%	22.2%			22.6%	21.8%
Incremental EBITDA margin			39.7%				30.0%
Adjusted EBITDA margin	23.6%	22.2%			22.6%	21.4%
Adjusted incremental EBITDA margin			39.1%				33.3%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$145,115	$147,413			$272,548	$248,186
Capital expenditures	(8,696)	(6,775)			(15,867)	(14,411)
Free cash flow	$136,419	$140,638	(4,219)	(3.0)	$256,681	$233,775	22,906	9.8
Free cash flow conversion	105.4%	127.7%			114.7%	117.8%

ROLLINS, INC. AND SUBSIDIARIES
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
(5) In the first quarter of 2024, we revised the non-GAAP metrics adjusted net income, adjusted EPS, and adjusted EBITDA to exclude gains and losses related to non-operational asset sales. These measures are of operating performance and we believe excluding the gains and losses on non-operational assets allows us to better compare our operating performance consistently over various periods. Refer to our first quarter 2024 press release for fully revised quarterly metrics.

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2024	2023 (6)	$	%	2024	2023 (6)	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$891,920	$820,750	71,170	8.7	$1,640,269	$1,478,765	161,504	10.9
Revenues from acquisitions	(14,153)	—	(14,153)	1.7	(60,140)	—	(60,140)	4.1
Revenues of divestitures	—	(5,924)	5,924	(0.7)	—	(10,677)	10,677	(0.8)
Organic revenues	$877,767	$814,826	62,941	7.7	$1,580,129	$1,468,088	112,041	7.6

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$408,414	$384,087	24,327	6.3	$737,752	$666,844	70,908	10.6
Residential revenues from acquisitions	(6,977)	—	(6,977)	1.8	(44,686)	—	(44,686)	6.7
Residential revenues of divestitures	—	(3,373)	3,373	(0.9)	—	(6,405)	6,405	(1.0)
Residential organic revenues	$401,437	$380,714	20,723	5.4	$693,066	$660,439	32,627	4.9

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$287,770	$261,900	25,870	9.9	$545,884	$493,607	52,277	10.6
Commercial revenues from acquisitions	(6,066)	—	(6,066)	2.3	(11,022)	—	(11,022)	2.2
Commercial revenues of divestitures	—	(2,551)	2,551	(1.0)	—	(4,272)	4,272	(0.9)
Commercial organic revenues	$281,704	$259,349	22,355	8.6	$534,862	$489,335	45,527	9.3

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$186,024	$166,398	19,626	11.8	$338,084	$302,529	35,555	11.8
Termite and ancillary revenues from acquisitions	(1,110)	—	(1,110)	0.7	(4,432)	—	(4,432)	1.5
Termite and ancillary organic revenues	$184,914	$166,398	18,516	11.1	$333,652	$302,529	31,123	10.3

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2023 (6)	2022	$	%	2023 (6)	2022	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$820,750	$714,049	106,701	14.9	$1,478,765	$1,304,729	174,036	13.3
Revenues from acquisitions	(51,147)	—	(51,147)	7.2	(64,302)	—	(64,302)	4.9
Organic revenues	$769,603	$714,049	55,554	7.7	$1,414,463	$1,304,729	109,734	8.4

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$384,087	$323,695	60,392	18.7	$666,844	$581,164	85,680	14.7
Residential revenues from acquisitions	(42,089)	—	(42,089)	13.0	(48,092)	—	(48,092)	8.3
Residential organic revenues	$341,998	$323,695	18,303	5.7	$618,752	$581,164	37,588	6.5

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$261,900	$236,539	25,361	10.7	$493,607	$443,514	50,093	11.3
Commercial revenues from acquisitions	(3,038)	—	(3,038)	1.3	(7,232)	—	(7,232)	1.6
Commercial organic revenues	$258,862	$236,539	22,323	9.4	$486,375	$443,514	42,861	9.7

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$166,398	$146,361	20,037	13.7	$302,529	$265,730	36,799	13.8
Termite and ancillary revenues from acquisitions	(6,020)	—	(6,020)	4.1	(8,978)	—	(8,978)	3.4
Termite and ancillary organic revenues	$160,378	$146,361	14,017	9.6	$293,551	$265,730	27,821	10.4
(6) Revenues classified by significant product and service offerings for the three and six months ended June 30, 2023 and 2022 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of SG&A to Adjusted SG&A

SG&A	$271,547	$255,331	$494,604	$451,762
Fox acquisition-related expenses	—	1,047	1,049	1,047
Adjusted SG&A	$271,547	$254,284	$493,555	$450,715

Revenues	$891,920	$820,750	$1,640,269	$1,478,765
Adjusted SG&A as a % of revenues	30.4%	31.0%	30.1%	30.5%

	Period Ended June 30, 2024	Period Ended December 31, 2023
Reconciliation of Long-term Debt to Net Debt and Net Leverage Ratio

Long-term debt (7)	$504,000	$493,000
Less: cash	106,697	103,825
Net debt	$397,303	$389,175
Trailing twelve-month EBITDA	$725,281	$705,064
Net leverage ratio	0.5x	0.6x
(7) As of June 30, 2024, the Company had outstanding borrowings of $504.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $2.0 million in unamortized debt issuance costs as of June 30, 2024.

ROLLINS, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $106.7 million of total cash at June 30, 2024 is held at various banking institutions. As of June 30, 2024, approximately $55.9 million is held in cash accounts at international bank institutions and the remaining $50.8 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
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
As of June 30, 2024, the Company had outstanding borrowings of $504.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of June 30, 2024 was 6.4%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintained $71.7 million in letters of credit as of June 30, 2024 and December 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the six month periods presented:

	Six Months Ended June 30,		Variance
(in thousands)	2024	2023	$	%
Net cash provided by operating activities	$272,548	$248,186	24,362	9.8
Net cash used in investing activities	(93,621)	(331,622)	238,001	71.8
Net cash (used in) provided by financing activities	(173,886)	140,195	(314,081)	N/M
Effect of exchange rate on cash	(2,169)	2,642	(4,811)	N/M
Net increase in cash and cash equivalents	$2,872	$59,401	(56,529)	95.2
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The

ROLLINS, INC. AND SUBSIDIARIES
Company’s operating activities generated net cash of $272.5 million and $248.2 million for the six months ended June 30, 2024 and 2023, respectively. The $24.4 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $93.6 million and $331.6 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid for acquisitions totaled $81.7 million for the six months ended June 30, 2024, as compared to $327.9 million for the six months ended June 30, 2023. The Company invested $15.9 million in capital expenditures during the year, offset by $2.3 million in cash proceeds from the sale of assets, compared with $14.4 million of capital expenditures and $10.2 million in cash proceeds from asset sales in 2023. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Used in or Provided by Financing Activities
Cash of $173.9 million was used in financing activities during the six months ended June 30, 2024, compared with $140.2 million of cash provided by financing activities during the six months ended June 30, 2023. A total of $145.2 million was paid in cash dividends ($0.30 per share) during the six months ended June 30, 2024, compared to $128.0 million in cash dividends paid ($0.26 per share) during the six months ended June 30, 2023. The Company made net borrowings under its credit agreements of $11.0 million during the six months ended June 30, 2024 compared to net borrowings of $285.0 million during 2023. During the six months ended June 30, 2024, the Company paid $30.3 million of contingent consideration, primarily related to the Fox acquisition, compared to $4.4 million during the six months ended June 30, 2023. The Company withheld $11.6 million and $11.8 million of common stock for the six months ended June 30, 2024 and 2023, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of June 30, 2024, 11.4 million additional shares may be purchased under the share repurchase program.
In addition, the Form S-3 on file with the SEC registered $1.5 billion of the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance. The Company may offer and sell some or all of such securities from to time or to or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any securities as of the date of this Form 10-Q.
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
•expectations with respect to interest costs and the effective tax rate;
•sufficiency of current cash and cash equivalents balances, future cash flows, and available borrowings under our Credit Facility to finance our current and future operations;
•our belief that the Company has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
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

ROLLINS, INC. AND SUBSIDIARIES
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2023 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from April 1, 2024 to June 30, 2024.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
April 1 to 30, 2024	3,883	$45.62	—	11,415,625
May 1 to 31, 2024	727	$45.82	—	11,415,625
June 1 to 30, 2024	—	$—	—	11,415,625
Total	4,610		—	11,415,625
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of June 30, 2024, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, the following executive officer entered into, modified or terminated, contracts, instructions or written plans for the sale of the Company’s securities, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Elizabeth B. Chandler Vice President, General Counsel and Corporate Secretary	May 1, 2024	May 1, 2025	14,056 shares of Company common stock	Sales to occur on or after August 1, 2024, if certain limit prices are met	If all 14,056 shares of Company common stock are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
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
Amended and Restated By-Laws
On July 23, 2024, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, approved the Amended and Restated By-Laws of Rollins, Inc. (the “By-Laws”), in order to, among other things:
•declassify the Board and phase in one-year terms for all directors by 2027;
•state that a director (other than a director serving in a class of directors) may be removed, with or without cause, by the holders of a majority of the shares;
•update the advance notice provisions to, among other things, add certain disclosure requirements and conform requirements between the advance notice provisions for stockholder business and stockholder director nominations;
•select the federal district courts as the exclusive forum for an action under the Securities Act of 1933; and
•include certain other conforming, technical, and non-material changes.
The preceding is qualified in its entirety by reference to the By-Laws, which are filed herewith as Exhibit 3.8 and are incorporated herein by reference.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024				X
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 25, 2024	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial Officer

Date: July 25, 2024	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)