Form 10-Q
period 2024-09-30
ROLLINS INC
filed 2024-10-24
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,305,016 shares of its $1 par value Common Stock outstanding as of October 14, 2024.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(in thousands except share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$95,282	$103,825
Trade receivables, net of allowance for expected credit losses of $18,548 and $15,797, respectively	226,452	178,214
Financed receivables, short-term, net of allowance for expected credit losses of $2,271 and $1,874, respectively	39,289	37,025
Materials and supplies	39,283	33,383
Other current assets	86,196	54,192
Total current assets	486,502	406,639
Equipment and property, net of accumulated depreciation of $378,768 and $360,421, respectively	129,168	126,661
Goodwill	1,135,122	1,070,310
Customer contracts, net	381,197	386,152
Trademarks & tradenames, net	151,294	151,368
Other intangible assets, net	8,230	8,214
Operating lease right-of-use assets	391,626	323,390
Financed receivables, long-term, net of allowance for expected credit losses of $5,354 and $3,728, respectively	87,880	75,909
Other assets	45,179	46,817
Total assets	$2,816,198	$2,595,460
LIABILITIES
Accounts payable	$58,217	$49,200
Accrued insurance - current	50,106	46,807
Accrued compensation and related liabilities	108,227	114,355
Unearned revenues	201,909	172,380
Operating lease liabilities - current	113,727	92,203
Other current liabilities	89,882	101,744
Total current liabilities	622,068	576,689
Accrued insurance, less current portion	57,510	48,060
Operating lease liabilities, less current portion	280,555	233,369
Long-term debt	445,176	490,776
Other long-term accrued liabilities	93,112	90,999
Total liabilities	1,498,421	1,439,893
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,305,525 and 484,080,014 shares issued and outstanding, respectively	484,306	484,080
Additional paid in capital	145,489	131,840
Accumulated other comprehensive loss	(21,137)	(26,755)
Retained earnings	709,119	566,402
Total stockholders’ equity	1,317,777	1,155,567
Total liabilities and stockholders’ equity	$2,816,198	$2,595,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Customer services	$916,270	$840,427	$2,556,539	$2,319,192
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	421,892	388,533	1,197,735	1,099,566
Sales, general and administrative	274,918	244,906	769,522	696,668
Restructuring costs	—	5,196	—	5,196
Depreciation and amortization	27,664	24,668	82,685	73,609
Total operating expenses	724,474	663,303	2,049,942	1,875,039
OPERATING INCOME	191,796	177,124	506,597	444,153
Interest expense, net	7,150	5,547	22,650	10,797
Other income, net	(582)	(493)	(933)	(6,226)
CONSOLIDATED INCOME BEFORE INCOME TAXES	185,228	172,070	484,880	439,582
PROVISION FOR INCOME TAXES	48,315	44,293	124,176	113,428
NET INCOME	$136,913	$127,777	$360,704	$326,154
NET INCOME PER SHARE - BASIC AND DILUTED	$0.28	$0.26	$0.74	$0.66
Weighted average shares outstanding – basic	484,317	490,775	484,231	491,980
Weighted average shares outstanding – diluted	484,359	490,965	484,270	492,158
DIVIDENDS PAID PER SHARE	$0.15	$0.13	$0.45	$0.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
(unaudited)

	Three Months Ending September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$136,913	$127,777	$360,704	$326,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,921	(6,199)	5,453	(3,740)
Unrealized gains on available for sale securities	138	64	165	116
Other comprehensive income (loss), net of tax	10,059	(6,135)	5,618	(3,624)
Comprehensive income	$146,972	$121,642	$366,322	$322,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058
Net Income	—	—	—	—	136,913	136,913
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	9,921	—	9,921
Unrealized gains on available for sale securities	—	—	—	138	—	138
Cash dividends	—	—	—	—	(72,820)	(72,820)
Stock compensation	(16)	(16)	7,558	—	—	7,542
Shares withheld for payment of employee taxes	8	8	17	—	—	25
Balance at September 30, 2024	484,306	$484,306	$145,489	$(21,137)	$709,119	$1,317,777

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2023	492,821	$492,821	$121,005	$(29,051)	$757,450	$1,342,225
Net Income	—	—	—	—	127,777	127,777
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(6,199)	—	(6,199)
Unrealized gains on available for sale securities	—	—	—	64	—	64
Cash dividends	—	—	—	—	(63,809)	(63,809)
Stock compensation	(57)	(57)	6,153	—	—	6,096
Shares withheld for payment of employee taxes	(2)	(2)	(510)	—	—	(512)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at September 30, 2023	484,038	$484,038	$123,849	$(35,186)	$530,142	$1,102,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
(unaudited)

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	360,704	360,704
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	5,453	—	5,453
Unrealized gains on available for sale securities	—	—	—	165	—	165
Cash dividends	—	—	—	—	(217,987)	(217,987)
Stock compensation	495	495	24,914	—	—	25,409
Shares withheld for payment of employee taxes	(269)	(269)	(11,265)	—	—	(11,534)
Balance at September 30, 2024	484,306	$484,306	$145,489	$(21,137)	$709,119	$1,317,777

	Common Stock		Paid-in- Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net income	—	—	—	—	326,154	326,154
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(3,740)	—	(3,740)
Unrealized gains on available for sale securities	—	—	—	116	—	116
Cash dividends	—	—	—	—	(191,805)	(191,805)
Stock compensation	586	586	17,841	—	—	18,427
Shares withheld for payment of employee taxes	(272)	(272)	(10,435)	—	—	(10,707)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at September 30, 2023	484,038	$484,038	$123,849	$(35,186)	$530,142	$1,102,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$360,704	$326,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,685	73,609
Stock-based compensation expense	22,762	18,427
Provision for expected credit losses	24,915	17,484
Gain on sale of assets, net	(1,367)	(6,226)
Provision for deferred income taxes	—	144
Changes in operating assets and liabilities:
Trade accounts receivable	(69,885)	(58,114)
Financing receivables	(14,234)	(14,887)
Materials and supplies	(5,208)	(2,729)
Other current assets	(32,553)	(30,496)
Accounts payable and accrued expenses	12,630	37,428
Unearned revenue	29,090	18,033
Other long-term assets and liabilities	9,956	(3,286)
Net cash provided by operating activities	419,495	375,541
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(105,529)	(349,312)
Capital expenditures	(23,389)	(21,279)
Proceeds from sale of assets	2,973	10,214
Other investing activities, net	2,385	(1,957)
Net cash used in investing activities	(123,560)	(362,334)
FINANCING ACTIVITIES
Payment of contingent consideration	(33,417)	(9,288)
Borrowings under revolving commitment	391,000	980,000
Repayments of term loan	—	(55,000)
Repayments of revolving commitment	(437,000)	(381,000)
Payment of dividends	(217,964)	(191,805)
Cash paid for common stock purchased	(11,534)	(314,914)
Other financing activities, net	3,409	5,750
Net cash (used in) provided by financing activities	(305,506)	33,743
Effect of exchange rate changes on cash	1,028	(49)
Net (decrease) increase in cash and cash equivalents	(8,543)	46,901
Cash and cash equivalents at beginning of period	103,825	95,346
Cash and cash equivalents at end of period	$95,282	$142,247
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,687	$9,746
Cash paid for income taxes, net	$133,807	$125,878
Non-cash additions to operating lease right-of-use assets	$153,848	$99,061

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards and disclosure rules issued but not yet adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses, even for companies with only one reportable segment. The Company is required to adopt the guidance for its 2024 annual report filed on Form 10-K. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its disclosures.
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information

ROLLINS, INC. AND SUBSIDIARIES
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
NOTE 3.    ACQUISITIONS
2024 Acquisitions
The Company made 32 acquisitions during the nine months ended September 30, 2024. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are included in the reconciliation of the total preliminary consideration as follows (in thousands):

September 30, 2024
Cash	$1,061
Accounts receivable	2,819
Materials and supplies	721
Other current assets	246
Equipment and property	5,961
Goodwill	61,689
Customer contracts	46,923
Trademarks & tradenames	1,612
Other intangible assets	1,685
Current liabilities	(715)
Unearned revenue	(353)
Other assets and liabilities, net	(1,771)
Assets acquired and liabilities assumed	$119,878
Included in the total consideration of $119.9 million are acquisition holdback liabilities of $13.7 million.
The Company also made payments of $0.4 million for prior year acquisitions during the nine months ended September 30, 2024.
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
The Fox acquisition was accounted for as a business combination. The valuation of the Fox acquisition was performed by a third-party valuation specialist under our management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2024 and are summarized in the table below (in thousands).

ROLLINS, INC. AND SUBSIDIARIES

Final Fair Value
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox for $339.5 million. Included in the total consideration were cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that were based on Fox's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the nine months ended September 30, 2024, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our condensed consolidated statement of income.
Acquired customer contracts are estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life.
Goodwill from this acquisition represents the excess of the purchase price over the fair value of net assets of the business acquired. The factors contributing to the amount of goodwill were based on strategic and synergistic benefits that are expected to be realized. The recognized goodwill is deductible for tax purposes.
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

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	$840,427	$2,348,100
Net income	126,294	314,279
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$850,253	$782,073	$2,371,952	$2,155,237
Other countries	66,017	58,354	184,587	163,955
Total Revenues	$916,270	$840,427	$2,556,539	$2,319,192
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Residential revenue	$428,290	$402,559	$1,166,042	$1,069,403
Commercial revenue	299,633	273,865	845,517	767,472
Termite completions, bait monitoring, & renewals	177,674	155,135	515,758	457,664
Franchise revenues	4,282	4,292	12,688	12,386
Other revenues	6,391	4,576	16,534	12,267
Total Revenues	$916,270	$840,427	$2,556,539	$2,319,192
Revenues classified by significant product and service offerings for the three and nine months ended September 30, 2023 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three and nine months ended September 30, 2024 and 2023 was $63.8 million and $59.4 million, and $189.1 million and $172.6 million. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$233,899	$218,274	$210,059	$187,994
Deferral of unearned revenue	69,980	61,354	219,145	204,891
Recognition of unearned revenue	(63,819)	(59,375)	(189,144)	(172,632)
Ending balance	$240,060	$220,253	$240,060	$220,253
As of September 30, 2024 and December 31, 2023, the Company had long-term unearned revenue of $38.2 million and $37.7 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2034.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of September 30, 2024, we have $29.9 million of unamortized capitalized costs to obtain a contract, of which $23.6 million is recorded within other current assets and $6.3 million is recorded within other assets on our condensed consolidated statement of financial position. As of December 31, 2023, we had $22.0 million of unamortized capitalized costs to obtain a contract, of

ROLLINS, INC. AND SUBSIDIARIES
which $15.3 million was recorded within other current assets and $6.7 million was recorded within other assets on our condensed consolidated statement of financial position. During the three and nine months ended September 30, 2024, we recorded approximately $6.7 million and $14.7 million of amortization of capitalized costs, which is recorded within sales, general and administrative expense on our condensed consolidated statement of income. During the three and nine months ended September 30, 2023, we recorded $3.6 million and $4.8 million of amortization of capitalized costs, respectively.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,428	146	1,574
Balance at March 31, 2024	$14,864	$6,256	$21,120
Provision for expected credit losses	4,503	2,941	7,444
Write-offs charged against the allowance	(4,690)	(2,985)	(7,675)
Recoveries collected	1,423	195	1,618
Balance at June 30, 2024	$16,100	$6,407	$22,507
Provision for expected credit losses	7,268	2,510	$9,778
Write-offs charged against the allowance	(6,244)	(1,361)	$(7,605)
Recoveries collected	1,424	69	$1,493
Balance at September 30, 2024	$18,548	$7,625	$26,173

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	1,461	2,435	3,896
Write-offs charged against the allowance	(4,687)	(1,927)	(6,614)
Recoveries collected	1,629	—	1,629
Balance at March 31, 2023	$12,476	$5,476	$17,952
Provision for expected credit losses	3,185	2,865	6,050
Write-offs charged against the allowance	(4,271)	(2,332)	(6,603)
Recoveries collected	1,349	—	1,349
Balance at June 30, 2023	$12,739	$6,009	$18,748
Provision for expected credit losses	4,739	2,799	7,538
Write-offs charged against the allowance	(5,582)	(2,731)	(8,313)
Recoveries collected	1,428	—	1,428
Balance at September 30, 2023	$13,324	$6,077	$19,401

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$1,070,310
Additions	61,689
Adjustments due to currency translation and other	3,123
Balance at September 30, 2024	$1,135,122
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$674,690	$(293,493)	$381,197	$625,920	$(239,768)	$386,152	3-20
Trademarks and tradenames	23,367	(11,806)	11,561	21,566	(9,933)	11,633	7-20
Other intangible assets	26,577	(20,574)	6,003	24,766	(18,779)	5,987	3-20
Total amortizable intangible assets	$724,634	$(325,873)	$398,761	$672,252	$(268,480)	403,772

Indefinite-lived intangible assets			141,960			141,962
Total customer contracts and other intangible assets			$540,721			$545,734
Amortization expense related to intangible assets was $19.2 million and $16.5 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $57.2 million and $48.5 million for the nine months ended September 30, 2024 and 2023, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of September 30, 2024 are as follows:

(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$18,952
2025	76,087
2026	71,931
2027	68,065
2028	66,054
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
As of September 30, 2024 and December 31, 2023, we had investments in international bonds of $8.7 million and $10.2 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets in our condensed consolidated statement of financial position. The unrealized gain or loss activity during the three and nine months ended September 30, 2024 and 2023 was not significant.
As of September 30, 2024 and December 31, 2023, the Company had $22.1 million and $46.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$22,637	$49,308	$46,104	$13,496
New acquisitions and measurement adjustments	3,123	2,872	13,572	42,903
Payouts	(3,128)	(4,938)	(37,614)	(9,288)
Interest and fair value adjustments	13	910	556	2,016
Charge offset, forfeit and other	(507)	(607)	(480)	(1,582)
Ending balance	$22,138	$47,545	$22,138	$47,545
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
As of September 30, 2024, the Company had outstanding borrowings of $447.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $1.8 million in unamortized debt issuance costs as of September 30, 2024. The aggregate effective interest rate on the debt outstanding as of September 30, 2024 was 6.2%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility and $2.2 million in unamortized debt issuance costs. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintained $72.0 million in letters of credit as of September 30, 2024 and $71.7 million as of December 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of September 30, 2024.
NOTE 9.    CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business or claims filed under California's Private Attorneys General Act. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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

ROLLINS, INC. AND SUBSIDIARIES
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended September 30, 2024, the Company paid $72.8 million, or $0.15 per share, in cash dividends compared to $63.8 million, or $0.13 per share, during the same period in 2023. During the nine months ended September 30, 2024, the Company paid $218.0 million, or $0.45 per share, in cash dividends compared to $191.8 million, or $0.39 per share, during the same period in 2023.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $11.5 million and $10.7 million in connection with employee tax obligations during the nine month periods ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2023, the Company completed the repurchase of 8,724,100 of the shares of common stock from LOR, Inc ("LOR") for $300.0 million in conjunction with the Offering, as defined in our 2023 Annual Report on Form 10-K. As we repurchase our common stock, we reduce common stock for par value of the shares repurchased, with the excess of the purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.
The Company did not repurchase shares on the open market during the three and nine months ended September 30, 2024 and September 30, 2023.
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$7,202	$6,096	$22,762	$18,427
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
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted-average outstanding common shares	482,219	488,304	482,082	489,467
Add participating securities:
Weighted-average time-lapse restricted awards	2,098	2,471	2,149	2,513
Total weighted-average shares outstanding – basic	484,317	490,775	484,231	491,980
Dilutive effect of restricted stock units and PSUs	42	190	39	178
Weighted-average shares outstanding – diluted	484,359	490,965	484,270	492,158

ROLLINS, INC. AND SUBSIDIARIES
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $48.3 million and $44.3 million for the three months ended September 30, 2024 and 2023, and $124.2 million and $113.4 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s effective tax rate increased to 26.1% in the third quarter of 2024 compared with 25.7% in the third quarter of 2023. The higher rate for the quarter was primarily due to an increase in non-deductible expenses and foreign tax expense in 2024. During the nine months ended September 30, 2024, the Company's effective tax rate decreased to 25.6% compared to 25.8% in 2023. The reduced rate was primarily due to a reduction in foreign tax expense in 2024.
NOTE 13.    RESTRUCTURING COSTS
During the third quarter of 2023, the Company executed a restructuring program to modernize its workforce. These changes were primarily across corporate-related functions and enabled us to make more strategic improvements in our support functions. As a result of this program, the Company incurred $5.2 million in restructuring costs, consisting mainly of one-time termination benefits, including severance and outplacement services, stock-based compensation, and other benefits-related costs. These costs are recorded within restructuring costs in our condensed consolidated statement of income. As of December 31, 2023, the Company had accrued restructuring costs of $2.1 million, which are included in other current liabilities in our condensed consolidated balance sheet. No such costs were incurred during 2024 and as of September 30, 2024 we have no remaining obligation associated with this program.
NOTE 14.    SUBSEQUENT EVENTS
Quarterly Dividend
On October 22, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.165 per share payable on December 10, 2024 to stockholders of record at the close of business on November 12, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended September 30, 2024:
•Third quarter revenues were $916.3 million, an increase of 9.0% over the third quarter of 2023 with organic revenues* increasing 7.7%.
•Quarterly operating income was $191.8 million, an increase of 8.3% over the third quarter of 2023. Quarterly operating margin was 20.9%, a decrease of 20 basis points versus the third quarter of 2023. Adjusted operating income* was $196.0 million, an increase of 4.5% over the prior year. Adjusted operating income margin* was 21.4%, a decrease of 90 basis points compared to the prior year.
•Adjusted EBITDA* was $219.5 million, an increase of 5.5% over the prior year. Adjusted EBITDA margin* was 24.0%, a decrease of 80 basis points versus the third quarter of 2023.
•Quarterly net income was $136.9 million, an increase of 7.1% over the prior year. Adjusted net income* was $139.6 million, an increase of 3.3% over the prior year.
•Quarterly EPS was $0.28 per diluted share, a 7.7% increase over the prior year EPS of $0.26. Adjusted EPS* was $0.29 per diluted share, an increase of 3.6% over the prior year.
•Operating cash flow was $146.9 million for the quarter, an increase of 15.4% compared to the prior year. The Company invested $23.9 million in acquisitions, $7.5 million in capital expenditures, and paid dividends totaling $72.8 million.
Demand remains favorable to start the fourth quarter and the pipeline of acquisition activity remains healthy. Although we continue to navigate a highly uncertain macro-environment, we believe we are well positioned to continue to deliver strong results in the last quarter of 2024.
We remain focused on driving 7% to 8% organic revenue growth while adding 2% to 3% of inorganic revenue growth for 2024. While we believe this goal is achievable, we acknowledge the potential impact weather as well as volatility in one-time business, and staffing levels, amongst other factors, might have on revenue performance. We continue to focus on improving the efficiency of our business model while investing in programs aimed at growing our business across our service offerings.
*Amounts are non-GAAP financial measures. See the schedules below for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.
IMPACT OF ECONOMIC TRENDS
The continued disruption in economic markets due to inflation, changing interest rates, business interruptions due to natural disasters and changes in weather patterns, employee shortages, and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to execute various strategies previously implemented to help mitigate the impact of these economic disruptors.
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

ROLLINS, INC. AND SUBSIDIARIES
The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
The extent to which changing interest rates, inflation and other economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.
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
RESULTS OF OPERATIONS
Quarter ended September 30, 2024 compared to quarter ended September 30, 2023

	Three Months Ended September 30,
			Variance
(in thousands, except per share data)	2024	2023	$	%
GAAP Metrics
Revenues	$916,270	$840,427	$75,843	9.0%
Gross profit (1)	$494,378	$451,894	$42,484	9.4%
Gross profit margin (1)	54.0%	53.8%		20	bps
Operating income	$191,796	$177,124	$14,672	8.3%
Operating income margin	20.9%	21.1%		(20)	bps
Net income	$136,913	$127,777	$9,136	7.1%
EPS	$0.28	$0.26	$0.02	7.7%
Operating cash flow	$146,947	$127,355	$19,592	15.4%

Non-GAAP Metrics
Adjusted operating income (2)	$196,012	$187,582	$8,430	4.5%
Adjusted operating margin (2)	21.4%	22.3%		(90)	bps
Adjusted net income (2)	$139,617	$135,191	$4,426	3.3%
Adjusted EPS (2)	$0.29	$0.28	$0.01	3.6%
Adjusted EBITDA (2)	$219,460	$208,038	$11,422	5.5%
Adjusted EBITDA margin (2)	24.0%	24.8%		(80)	bps
Free cash flow (2)	$139,425	$120,487	$18,938	15.7%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering:
Revenues for the quarter ended September 30, 2024 were $916.3 million, an increase of $75.8 million, or 9.0%, from 2023 revenues of $840.4 million. The increase in revenues was driven by demand from our customers across all major service offerings, partially offset by weakness late in the quarter associated with hurricane activity. Organic revenue* growth was 7.7% with acquisitions adding 2.1% in the quarter, offset by divestitures of 0.8%. Residential pest control revenue increased 6.4%, commercial pest control revenue increased 9.4% and termite and ancillary services grew 14.5% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 4.9% in residential, 8.1% in commercial, and 13.7% in termite and ancillary activity. Residential organic revenue* growth was driven by stronger recurring revenue growth but was offset by slower one-time business.
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following table:

	Consolidated Net Revenues
(in thousands)	2024	2023	2022
First Quarter	$748,349	$658,015	$590,680
Second Quarter	891,920	820,750	714,049
Third Quarter	916,270	840,427	729,704
Fourth Quarter	—	754,086	661,390
Year to date	$2,556,539	$3,073,278	$2,695,823
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended September 30, 2024 was $494.4 million, an increase of $42.5 million, or 9.4%, compared to $451.9 million for the quarter ended September 30, 2023. Gross margin improved 20 basis points to 54.0% in 2024 compared to 53.8% in 2023, as pricing more than offset inflationary pressures. We saw good leverage across a number of cost categories with the most significant leverage in fleet costs and materials and supplies, partially offset by investments in people and less favorable insurance and claims.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended September 30, 2024, sales, general and administrative ("SG&A") expenses were $274.9 million and increased $30.0 million, or 12.3%, compared to the quarter ended September 30, 2023.
As a percentage of revenue, SG&A increased to 30.0% from 29.1% in the prior year. Selling and marketing costs have increased as we continue to invest in growth initiatives, including advertising. Insurance and claims costs have also increased, offset by leverage associated with lower administrative costs and fleet costs.
While we are focused on driving improvement in SG&A as a percentage of revenue, we expect to continue to invest in growth initiatives, which may, from time to time, impact this ratio.
Restructuring Costs
For the quarter ended September 30, 2024 restructuring costs decreased by $5.2 million. During the quarter ended September 30, 2023, we executed a restructuring program to modernize our workforce. No such costs were incurred during the quarter ended September 30, 2024.
Depreciation and Amortization
For the quarter ended September 30, 2024, depreciation and amortization increased $3.0 million, or 12.1%, compared to the quarter ended September 30, 2023. The increase was due to higher amortization of intangible assets from acquisitions.
Operating Income
For the quarter ended September 30, 2024, operating income increased $14.7 million, or 8.3%, compared to the prior year.
As a percentage of revenue, operating income was 20.9%, a decrease of 20 basis points compared to the third quarter of 2023. Operating margin declined mostly due to investments in people, growth initiatives, and less favorable insurance and claims.
While we expect to continue to invest in our business in the fourth quarter, we expect the pace of investment to moderate as we go through the final quarter of the year.
Interest Expense, Net
During the quarter ended September 30, 2024, interest expense, net increased $1.6 million compared to the prior year primarily due to the higher average debt balance. The increase was driven by the debt associated with the share repurchase completed in the third quarter of 2023.
Other Income, Net
During the quarter ended September 30, 2024, other income increased $0.1 million primarily due to higher gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 26.1% in the third quarter of 2024 and 25.7% in the third quarter of 2023. The 2024 rate was higher primarily due to an increase in non-deductible expenses and foreign tax expense in 2024.

ROLLINS, INC. AND SUBSIDIARIES
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
			Variance
(in thousands, except per share data)	2024	2023	$	%
GAAP Metrics
Revenues	$2,556,539	$2,319,192	$237,347	10.2%
Gross profit (1)	$1,358,804	$1,219,626	$139,178	11.4%
Gross profit margin (1)	53.2%	52.6%		60	bps
Operating income	$506,597	$444,153	$62,444	14.1%
Operating income margin	19.8%	19.2%		60	bps
Net income	$360,704	$326,154	$34,550	10.6%
EPS	$0.74	$0.66	$0.08	12.1%
Operating cash flow	$419,495	$375,541	$43,954	11.7%

Non-GAAP Metrics
Adjusted operating income (2)	$520,286	$459,872	$60,414	13.1%
Adjusted operating margin (2)	20.4%	19.8%		60	bps
Adjusted net income (2)	$370,194	$333,217	$36,977	11.1%
Adjusted EPS (2)	$0.76	$0.68	$0.08	11.8%
Adjusted EBITDA (2)	$590,331	$525,055	$65,276	12.4%
Adjusted EBITDA margin (2)	23.1%	22.6%		50	bps
Free cash flow (2)	$396,106	$354,262	$41,844	11.8%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by product and service offering:
Revenues for the nine months ended September 30, 2024 were $2.6 billion, an increase of $237.3 million, or 10.2%, from 2023 revenues of $2.3 billion. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.7% with acquisitions adding 3.3% in the nine months ended September 30, 2024, offset by divestitures of 0.8%. Residential pest control revenue increased 9.0%, commercial pest control revenue increased 10.2% and termite and ancillary services grew 12.7%, including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 4.9% in residential, 8.9% in commercial, and 11.4% in termite and ancillary activity. Residential organic revenue* growth was driven by stronger recurring revenue growth but was offset by slower one-time business.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the nine months ended September 30, 2024 was $1.4 billion, an increase of $139.2 million, or 11.4%, compared to $1.2 billion for the nine months ended September 30, 2023. Gross margin improved 60 basis points to 53.2% in 2024 compared to 52.6% in 2023, as pricing more than offset inflationary pressures. We saw leverage across several areas, including fleet and materials and supplies.
Sales, General and Administrative
For the nine months ended September 30, 2024, SG&A expenses increased $72.9 million, or 10.5%, compared to the nine months ended September 30, 2023. The increase is driven by expenses associated with growth initiatives aimed at capitalizing on the health of our underlying markets.
As a percentage of revenue, SG&A expenses increased to 30.1% from 30.0% in the prior year. Selling and marketing costs have increased as we continue to invest in growth initiatives, offset by leverage associated with lower administrative costs.

ROLLINS, INC. AND SUBSIDIARIES
Restructuring Costs
For the nine months ended September 30, 2024, restructuring costs decreased by $5.2 million. During the nine months ended September 30, 2023, we executed a restructuring program to modernize our workforce. No such costs were incurred during the nine months ended September 30, 2024.
Depreciation and Amortization
For the nine months ended September 30, 2024, depreciation and amortization increased $9.1 million, or 12.3%, compared to the nine months ended September 30, 2023. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of FPC Holdings, LLC ("Fox Pest Control", or "Fox").
Operating Income
For the nine months ended September 30, 2024, operating income increased $62.4 million, or 14.1%, compared to the nine months ended September 30, 2023.
As a percentage of revenue, operating income increased to 19.8% from 19.2% in the prior year. Operating margin improved due to revenue growth and the changes noted in gross profit and SG&A above.
Interest Expense, Net
For the nine months ended September 30, 2024, interest expense, net increased $11.9 million, compared to the nine months ended September 30, 2023, due to the increase in the average debt balance associated with the share repurchase completed in the third quarter of 2023 and the acquisition of Fox Pest Control in the second quarter of 2023.
Other Income, Net
During the nine months ended September 30, 2024, other income decreased $5.3 million compared to the nine months ended September 30, 2023, due to lower gains on non-operational asset sales.
Income Taxes
During the nine months ended September 30, 2024, the Company’s effective tax rate decreased to 25.6% compared to 25.8% in 2023 due to a decrease in foreign tax expense in 2024.
We expect the effective tax rate to approximate 26% for the full year. This implies a fourth quarter rate in excess of 27%.

ROLLINS, INC. AND SUBSIDIARIES
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
The Company has used the non-GAAP financial measures of organic revenues, organic revenues by type, adjusted operating income, adjusted operating margin, adjusted net income, adjusted earnings per share (“EPS”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin, Adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin, adjusted incremental EBITDA margin, free cash flow, free cash flow conversion, net debt, net leverage ratio, and adjusted sales, general and administrative expenses ("SG&A") in this Form 10-Q. Organic revenue is calculated as revenue less the revenue from acquisitions completed within the prior 12 months and excluding the revenue from divested businesses. Acquisition revenue is based on the trailing 12-month revenue of our acquired entities. Adjusted operating income and adjusted operating income margin are calculated by adding back to the GAAP measures those expenses resulting from the amortization of certain intangible assets, adjustments to the fair value of contingent consideration resulting from the acquisition of Fox, and restructuring costs related to restructuring and workforce reduction plans. Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measure amortization of certain intangible assets, adjustments to the fair value of contingent consideration resulting from the acquisition of Fox, and restructuring costs related to restructuring and workforce reduction plans, and excluding gains and losses on the sale of non-operational assets and by further subtracting the tax impact of those expenses, gains, or losses. Adjusted EBITDA and adjusted EBITDA margin are calculated by adding back to the GAAP measures those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox, restructuring costs related to restructuring and workforce reduction plans, and excluding gains and losses on the sale of non-operational assets. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. Free cash flow conversion is calculated as free cash flow divided by net income. Net debt is calculated as total long-term debt less cash and cash equivalents. Net leverage ratio is calculated by dividing net debt by trailing twelve-month EBITDA. Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. These measures should not be considered in isolation or as a substitute for revenues, net income, earnings per share or other performance measures prepared in accordance with GAAP.
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

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2024	2023	$	%	2024	2023	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$191,796	$177,124			$506,597	$444,153
Fox acquisition-related expenses (1)	4,216	5,262			13,689	10,523
Restructuring costs (2)	—	5,196			—	5,196
Adjusted operating income	$196,012	$187,582	8,430	4.5	$520,286	$459,872	60,414	13.1
Revenues	$916,270	$840,427			$2,556,539	$2,319,192
Operating income margin	20.9%	21.1%			19.8%	19.2%
Adjusted operating margin	21.4%	22.3%			20.4%	19.8%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS (6)
Net income	$136,913	$127,777			$360,704	$326,154
Fox acquisition-related expenses (1)	4,216	5,262			13,689	10,523
Restructuring costs (2)	—	5,196			—	5,196
Gain on sale of assets, net (3)	(582)	(493)			(933)	(6,226)
Tax impact of adjustments (4)	(930)	(2,551)			(3,266)	(2,430)
Adjusted net income	$139,617	$135,191	4,426	3.3	$370,194	$333,217	36,978	11.1
EPS - basic and diluted	$0.28	$0.26			$0.74	$0.66
Fox acquisition-related expenses (1)	0.01	0.01			0.03	0.02
Restructuring costs (2)	—	0.01			—	0.01
Gain on sale of assets, net (3)	—	—			—	(0.01)
Tax impact of adjustments (4)	—	(0.01)			(0.01)	—
Adjusted EPS - basic and diluted (5)	$0.29	$0.28	0.01	3.6	$0.76	$0.68	0.08	11.8
Weighted average shares outstanding – basic	484,317	490,775			484,231	491,980
Weighted average shares outstanding – diluted	484,359	490,965			484,270	492,158

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin (6)
Net income	$136,913	$127,777			$360,704	$326,154
Depreciation and amortization	27,664	24,668			82,685	73,609
Interest expense, net	7,150	5,547			22,650	10,797
Provision for income taxes	48,315	44,293			124,176	113,428
EBITDA	$220,042	$202,285	17,757	8.8	$590,215	$523,988	66,227	12.6
Fox acquisition-related expenses (1)	—	1,050			1,049	2,097
Restructuring costs (2)	—	5,196			—	5,196
Gain on sale of assets, net (3)	(582)	(493)			(933)	(6,226)
Adjusted EBITDA	$219,460	$208,038	11,422	5.5	$590,331	$525,055	65,276	12.4
Revenues	$916,270	$840,427			$2,556,539	$2,319,192
EBITDA margin	24.0%	24.1%			23.1%	22.6%
Incremental EBITDA margin			23.4%				27.9%
Adjusted EBITDA margin	24.0%	24.8%			23.1%	22.6%
Adjusted incremental EBITDA margin			15.1%				27.5%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$146,947	$127,355			$419,495	$375,541
Capital expenditures	(7,522)	(6,868)			(23,389)	(21,279)
Free cash flow	$139,425	$120,487	18,938	15.7	$396,106	$354,262	41,844	11.8
Free cash flow conversion	101.8%	94.3%			109.8%	108.6%
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
(3) Consists of the gain or loss on the sale of non-operational assets.
(4) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(5) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(6) In the first quarter of 2024, we revised the non-GAAP metrics adjusted net income, adjusted EPS, and adjusted EBITDA to exclude gains and losses related to non-operational asset sales. These measures are of operating performance and we believe excluding the gains and losses on non-operational assets allows us to better compare our operating performance consistently over various periods. Refer to our first quarter 2024 press release for fully revised quarterly metrics.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2024	2023 (7)	$	%	2024	2023 (7)	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$916,270	$840,427	75,843	9.0	$2,556,539	$2,319,192	237,347	10.2
Revenues from acquisitions	(17,339)	—	(17,339)	2.1	(77,479)	—	(77,479)	3.3
Revenues of divestitures	—	(5,823)	5,823	(0.8)	—	(16,500)	16,500	(0.8)
Organic revenues	$898,931	$834,604	64,327	7.7	$2,479,060	$2,302,692	176,368	7.7

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$428,290	$402,559	25,731	6.4	$1,166,042	$1,069,403	96,639	9.0
Residential revenues from acquisitions	(9,571)	—	(9,571)	2.4	(54,257)	—	(54,257)	5.1
Residential revenues of divestitures	—	(3,263)	3,263	(0.9)	—	(9,668)	9,668	(1.0)
Residential organic revenues	$418,719	$399,296	19,423	4.9	$1,111,785	$1,059,735	52,050	4.9

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$299,633	$273,865	25,768	9.4	$845,517	$767,472	78,045	10.2
Commercial revenues from acquisitions	(6,434)	—	(6,434)	2.3	(17,456)	—	(17,456)	2.3
Commercial revenues of divestitures	—	(2,560)	2,560	(1.0)	—	(6,832)	6,832	(1.0)
Commercial organic revenues	$293,199	$271,305	21,894	8.1	$828,061	$760,640	67,421	8.9

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$177,674	$155,135	22,539	14.5	$515,758	$457,664	58,094	12.7
Termite and ancillary revenues from acquisitions	(1,334)	—	(1,334)	0.8	(5,766)	—	(5,766)	1.3
Termite and ancillary organic revenues	$176,340	$155,135	21,205	13.7	$509,992	$457,664	52,328	11.4

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2023 (7)	2022 (7)	$	%	2023 (7)	2022 (7)	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$840,427	$729,704	110,723	15.2	$2,319,192	$2,034,433	284,759	14.0
Revenues from acquisitions	(49,971)	—	(49,971)	6.8	(114,273)	—	(114,273)	5.6
Organic revenues	$790,456	$729,704	60,752	8.4	$2,204,919	$2,034,433	170,486	8.4

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$402,559	$336,626	65,933	19.6	$1,069,403	$917,790	151,613	16.5
Residential revenues from acquisitions	(42,974)	—	(42,974)	12.8	(91,067)	—	(91,067)	9.9
Residential organic revenues	$359,585	$336,626	22,959	6.8	$978,336	$917,790	60,546	6.6

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$273,865	$245,009	28,856	11.8	$767,472	$688,523	78,949	11.5
Commercial revenues from acquisitions	(3,456)	—	(3,456)	1.4	(10,688)	—	(10,688)	1.6
Commercial organic revenues	$270,409	$245,009	25,400	10.4	$756,784	$688,523	68,261	9.9

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$155,135	$139,359	15,776	11.3	$457,664	$405,089	52,575	13.0
Termite and ancillary revenues from acquisitions	(3,541)	—	(3,541)	2.5	(12,518)	—	(12,518)	3.1
Termite and ancillary organic revenues	$151,594	$139,359	12,235	8.8	$445,146	$405,089	40,057	9.9
(7) Revenues classified by significant product and service offerings for the three and nine months ended September 30, 2023 and 2022 were misstated by an immaterial amount and have been restated from the amounts previously reported to correct the classification of such revenues. There was no impact on our condensed consolidated statements of income, financial position, or cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of SG&A to Adjusted SG&A

SG&A	$274,918	$244,906	$769,522	$696,668
Fox acquisition-related expenses	—	1,050	1,049	2,097
Adjusted SG&A	$274,918	$243,856	$768,473	$694,571

Revenues	$916,270	$840,427	$2,556,539	$2,319,192
Adjusted SG&A as a % of revenues	30.0%	29.0%	30.1%	29.9%

	Period Ended September 30, 2024	Period Ended December 31, 2023
Reconciliation of Long-term Debt to Net Debt and Net Leverage Ratio

Long-term debt (8)	$447,000	$493,000
Less: cash	95,282	103,825
Net debt	$351,718	$389,175
Trailing twelve-month EBITDA	$771,291	$705,064
Net leverage ratio	0.5x	0.6x
(8) As of September 30, 2024, the Company had outstanding borrowings of $447.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our condensed consolidated balance sheet, net of $1.8 million in unamortized debt issuance costs as of September 30, 2024.

ROLLINS, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Flow
The Company’s $95.3 million of total cash at September 30, 2024 is held at various banking institutions. As of September 30, 2024, approximately $53.5 million is held in cash accounts at international bank institutions and the remaining $41.8 million is primarily held in Federal Deposit Insurance Corporation (“FDIC”) insured non-interest-bearing accounts at various domestic banks which at times exceed federally insured amounts.
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
As of September 30, 2024, the Company had outstanding borrowings of $447.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of September 30, 2024 was 6.2%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%.
The Company maintained $72.0 million in letters of credit as of September 30, 2024 and $71.7 million as of December 31, 2023. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, and available borrowings under its Credit Facility will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the nine month periods presented:

	Nine Months Ended September 30,		Variance
(in thousands)	2024	2023	$	%
Net cash provided by operating activities	$419,495	$375,541	43,954	11.7
Net cash used in investing activities	(123,560)	(362,334)	238,774	65.9
Net cash (used in) provided by financing activities	(305,506)	33,743	(339,249)	N/M
Effect of exchange rate on cash	1,028	(49)	1,077	N/M
Net (decrease) increase in cash and cash equivalents	$(8,543)	$46,901	(55,444)	(118.2)
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from

ROLLINS, INC. AND SUBSIDIARIES
services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $419.5 million and $375.5 million for the nine months ended September 30, 2024 and 2023, respectively. The $44.0 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
Cash Used in Investing Activities
The Company’s investing activities used $123.6 million and $362.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for acquisitions totaled $105.5 million for the nine months ended September 30, 2024, as compared to $349.3 million for the nine months ended September 30, 2023, primarily related to the Fox acquisition. The Company invested $23.4 million in capital expenditures during the year, offset by $3.0 million in cash proceeds from the sale of assets, compared with $21.3 million of capital expenditures and $10.2 million in cash proceeds from asset sales in 2023. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Used in or Provided by Financing Activities
Cash of $305.5 million was used in financing activities during the nine months ended September 30, 2024, compared with $33.7 million of cash provided by financing activities during the nine months ended September 30, 2023. A total of $218.0 million was paid in cash dividends ($0.45 per share) during the nine months ended September 30, 2024, compared to $191.8 million in cash dividends paid ($0.39 per share) during the nine months ended September 30, 2023. The Company made net repayments under its credit agreements of $46.0 million during the nine months ended September 30, 2024 compared to net borrowings of $544.0 million during 2023. During the nine months ended September 30, 2024, the Company paid $33.4 million of contingent consideration, primarily related to the Fox acquisition, compared to $9.3 million during the nine months ended September 30, 2023. The Company withheld $11.5 million and $10.7 million of common stock for the nine months ended September 30, 2024 and 2023, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards. In addition, during the nine months ended September 30, 2023, the Company completed the repurchase of 8,724,100 of the shares of common stock from LOR, Inc ("LOR") for $300.0 million in conjunction with the Offering, as defined in our 2023 Annual Report on Form 10-K.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of September 30, 2024, 11.4 million additional shares may be purchased under the share repurchase program.
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
CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business or claims filed under California's Private Attorneys General Act. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including but not limited to the investigation by certain California governmental authorities regarding compliance with environmental regulations and claims filed under California's Private Attorneys General Act, will have a material adverse effect on our financial position, results of operations or liquidity;

ROLLINS, INC. AND SUBSIDIARIES
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2023 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations or claims filed under California's Private Attorneys General Act. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from July 1, 2024 to September 30, 2024.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
July 1 to 31, 2024	223	$48.32	—	11,415,625
August 1 to 31, 2024	—	$—	—	11,415,625
September 1 to 30, 2024	—	$—	—	11,415,625
Total	223		—	11,415,625
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of September 30, 2024, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 30, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 24, 2024	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial Officer

Date: October 24, 2024	By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer (Principal Accounting Officer)