Form 10-K
period 2024-12-31
ROLLINS INC
filed 2025-02-13
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file No. 1-4422
_____________________________
ROLLINS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2024 was $13,610,264,265 based on the reported last sale price of common stock on June 28, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter.
Rollins, Inc. had 484,224,958 shares of Common Stock outstanding as of January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent described herein.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2024

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
•Commercial: Workplace pest control solutions for customers across diverse end markets such as healthcare, food service, logistics; and
•Termite and Ancillary: Termite protection services and ancillary services (wildlife exclusion, crawlspace encapsulation and moisture remediation, insulation) for both residential and commercial customers.
Risk factors associated with our business are discussed in Item 1.A. "Risk Factors."
Our Strategic Objectives
We regularly assess the business environment, as well as our own strengths and opportunities, and have aligned around key strategic objectives that will help us to drive continued success for Rollins.
People First
We promote a people first mindset that prioritizes the well-being and development of the individual, as well as our collective team, in all aspects of our business. To provide our customers with the best customer experience, we must focus on cultivating our position as the employer of choice in our industry. This means not only investing in competitive wages and benefits, but also providing tools, training and development opportunities that drive a high level of teammate engagement.
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
We believe that our alignment around the key strategic areas will enable us to grow faster than our market, position our business for the future, and deliver value for all stakeholders, including our customers, our teammates, our communities and our shareholders.
Our Competitive Strengths
Rollins is a leader in the global pest control market. We have established a portfolio of premier brands with extensive service capabilities across a deep operating network with a focus on our core pest control market. Our scale enables delivery of great service and provides a significant and reinforcing competitive advantage through (i) comprehensive capabilities to win new residential and commercial accounts, (ii) technology investments for operations optimization and enhanced customer experience, (iii) a diverse portfolio of brands of varying sizes of which to innovate, test, learn, and grow or expand, particularly when it comes to emerging technology, (iv) route density to manage variable costs, and (v) financial flexibility to generate organic growth and pursue acquisitions.
Robust Operating Platform with Proprietary Technology
Our extensive footprint creates an efficient and scalable operating platform to facilitate exceptional customer service delivery, increased cross-selling opportunities, and cost efficiencies. We have strategically invested in proprietary routing and scheduling technologies to increase our competitive advantage, which includes real-time service tracking and customer internet communication to personalize the customer experience. The majority of our business runs on our proprietary Branch Operating Support System (“BOSS”), which offers a back-end interface to facilitate service tracking and payment processing for technicians. BOSS also provides virtual route management tools to increase route efficiency across our network, reducing miles driven and associated costs while increasing customer retention through on-time and rapid response service. We have made investments to evolve and modernize BOSS capabilities to standardize for efficiency, while continuing to deliver differentiating and exceptional customer and employee experiences. Additionally, InSite, a proprietary web reporting capability unique to our commercial customers, provides a competitive advantage and supports the growth of our commercial division.
Differentiated Employee Base and Service Delivery
Our teammates are critical to delivering an outstanding customer experience, and we are highly focused on providing our team with best-in-class training and development opportunities. We operate the 27,000 square foot Rollins Learning Center training facility located in Atlanta, GA, which is a distance-learning and global broadcast facility with simulated environments and classrooms for training. In addition to in-person training, the Rollins Learning Center offers on-demand training sessions that teammates can access from anywhere in the world that are produced at our on-site, state-of-the-art broadcast studio. Our unique programs contribute to our position as an employer of choice and have earned us recognition from Training magazine among the Top 125 U.S. Training Companies 17 times in the past 22 years. We continuously monitor co-worker engagement and customer loyalty.
Experienced Management Team
Our management team combines extensive business and consumer services experience with robust local pest control leadership. Consistent with our culture of attracting, developing and progressing talented individuals, our senior leadership team consists of a combination of long-term internal leaders and strategic hires from well-respected external platforms.
Our Executive Chairman Emeritus, Gary Rollins, is the son of Rollins, Inc. co-founder O. Wayne Rollins and has spent his entire career with the Company, serving as Chief Executive Officer (“CEO”) from 2001 to 2022 and Executive Chairman from 2020 to 2024. John Wilson, having served in various roles of increasing responsibility at the Company for over 27 years, currently serves as Executive Chairman of the Company effective January 1, 2025.
Jerry Gahlhoff, Jr. currently serves as President and CEO. Mr. Gahlhoff joined the Company as part of the HomeTeam acquisition in 2008. Mr. Gahlhoff has extensive knowledge of the Company’s business and industry, having served in various roles of increasing responsibility at HomeTeam and the Company, collectively, for over 23 years. He is also a trained Entomologist.
Additional members of our Executive Leadership Team include:
•Kenneth Krause has served as the Executive Vice President and Chief Financial Officer of the Company since September 2022. Mr. Krause brings over nine years of public company Chief Financial Officer experience and over 21 years of global finance and strategy experience.
•Elizabeth Chandler joined the Company in 2013 and currently serves as our Chief Legal Officer. Ms. Chandler brings over 36 years of legal experience.
•Pat Chrzanowski, President of Orkin US, joined the Company in 2007 and has over 22 years of pest control experience.
•Stanford Phillips, President of Rollins Brands, joined the Company in 2017 and has over 20 years of pest control experience.
•Thomas Tesh joined the Company in 2012 and currently serves as Senior Group Vice President and Chief Administrative Officer. Mr. Tesh brings over 24 years of pest control experience.
•Renee Pearson joined the Company in 2023 and currently serves as Group Vice President and Chief Information Officer. Ms. Pearson brings over 20 years of information technology leadership experience.
•Clay Scherer joined the Company in 2024 and currently serves as Group Vice President, Technical Services. Mr. Scherer brings over 30 years of global pest markets experience.
•Jamie Benton joined the Company in 2014 and currently serves as Group Vice President, Human Resources. Mr. Benton brings 22 years of Human Resources experience.
International Business
We continue to expand our international presence through organic growth, acquisitions, and our international franchise programs. In 2024, we saw revenue growth in our company-owned operations in Canada, Australia, the United Kingdom, and Singapore. We believe geographic diversity allows us to increase brand recognition, meet demands of global customers, and draw on business and technical expertise from teams in several countries, and offers us an opportunity to access new markets.
Franchising Programs
We have franchise programs through Orkin, Critter Control, MissQuito, and our Australian subsidiaries. We had a total of 140 domestic franchise agreements as of December 31, 2024. International franchise agreements totaled 87 as of December 31, 2024. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.
Acquisition Strategy
We have extensive experience acquiring companies of all sizes. Over the last three years, we have completed 99 acquisitions, including 44 acquisitions in 2024. Our acquisition strategy targets high quality, profitable businesses with strong leadership, a healthy level of brand awareness, and customer loyalty in the markets they serve that would benefit from incremental growth capital and have the potential to achieve organic growth and margin expansion.

Seasonality
Our business is affected by weather conditions, including climate change and the seasonal nature of our pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue of our pest and termite control operations during such periods as evidenced by the following table.

	Consolidated Net Revenues
(in thousands)	2024	2023	2022
First Quarter	$748,349	$658,015	$590,680
Second Quarter	891,920	820,750	714,049
Third Quarter	916,270	840,427	729,704
Fourth Quarter	832,169	754,086	661,390
Year to date	$3,388,708	$3,073,278	$2,695,823
Our quarterly profitability correlates with our revenue due to seasonality, as profit is lower in the first and fourth quarters and higher in the second and third quarters.
Materials and Supplies
Our Company has relationships with a vast network of national pest control product distributors, manufacturers and other suppliers for pest and termite treatment products. We maintain a sufficient level of products, materials, and other supplies to fulfill our immediate servicing needs and to mitigate any potential short-term shortage in availability from our national network of suppliers. We also have qualified comparable products and materials for key categories to have alternatives ready as needed. However, at any time supply chain disruptions that are more than short-term in nature could impact our levels of products, materials and other supplies. We proactively work with our supplier base and in 2024, we hosted a Partner Summit, with over 30 of our top suppliers in attendance at our corporate headquarters, to enhance collaboration and strategic relationships.
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
We believe that, through our wholly-owned subsidiaries, we compete effectively and favorably with our competitors as one of the world’s largest pest and termite control companies. Our major competitors include Rentokil, Ecolab, Anticimex, and numerous other regional and local companies.
Research and Development
Our expenditures on research activities relating to the development of new products or services are not significant. We utilize the relationships with our manufacturers and materials suppliers to provide new and innovative products and services, coupled with in-depth reviews by our tenured Entomology Department to confirm they meet our strict requirements. We also conduct evaluations of new products with the specific manufacturers of such products and we rely on research performed by leading universities.
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
As of December 31, 2024, the Company had 20,265 employees. Approximately 18,270 of our employees were located in the United States, with approximately 16,250 employees at U.S. branch offices. Of the U.S. employees, less than 2% are represented by a labor union or covered by a collective bargaining agreement.

At December 31,	2024	2023	2022
Employees	20,265	19,031	17,515
Leadership Development
Each Rollins brand cultivates its own leadership development programs that support its own values and culture while considering the best practices of all Rollins brands. Our leaders are trained on the fundamentals of people leadership, business acumen, sales excellence, and technical expertise. Having the right leaders at all levels of our organization is critical to our current and future success. This includes establishing effective succession planning to support our business growth plans. While each of our brands is focused on developing operational leadership capabilities that are brand-specific, Rollins is focused on developing overall leadership capabilities through our Region Manager Development Program (RMDP). The RMDP is a comprehensive leadership development program for mid-level leaders across the organization who lead multiple business units or departments and those preparing to lead at that level. The 12-month program offers a blended learning approach that includes facilitator-led training, executive and peer mentoring, immersive field learning experiences, 360-degree assessments, a 6-month executive coaching engagement, and supported individualized development plans. Since the program was established in 2018, we have graduated a total of 112 senior leaders in six different RMDP classes with continued successes.
Workplace Inclusion
We make it a priority to promote and create an inclusive workplace that results in higher levels of satisfaction and engagement, stronger staff retention, higher productivity, and a heightened sense of belonging. Our mission is to foster a culture of inclusion, where all individuals feel respected, are treated fairly, with an opportunity to excel.
Our Workplace Inclusion (WPI) mission to build an inclusive workplace has continued under the guidance of our Executive Sponsor and Inclusion Advisory Council which is made up of teammates from Rollins brands across the United States. In January 2022, we hired a Director of WPI. The Director’s primary role is to implement the WPI Strategic Plan (the “Plan”) which was approved by the Executive Leadership team in April of 2022. In April of 2024, we integrated responsibility for Workplace Inclusion to our Talent Management department, and in June of 2024, we hired a Senior Manager of Workplace Inclusion.
The Plan includes 5 Strategic Focus Areas to be implemented across all brands. The 5 Strategic Focus areas are Training & Education, Talent Acquisition & Career Development, Policies & Programs, Communication, and Employee Resource Groups (ERGs).
Our ERGs, led by Rollins teammates, are inclusive to all and represent our employee population. Each ERG provides a platform for teammates to connect, collaborate, and advocate for their shared interests and experiences. These groups promote inclusivity, provide networking opportunities, and contribute to a sense of belonging among teammates. We have established five ERGs:
•R-Collective: Strives to improve company culture and teammate engagement and retention through multigenerational networking.
•Women+ Resource Community: Provides a resource for women+ at any career level to achieve their goals and celebrate their accomplishments resulting in an enhanced work experience at Rollins.

•Women's Impact Network (WIN): Increases communication between the women of Orkin by providing opportunities for professional development, mentoring, and networking.
•PRIDE: Provides a network that supports the professional development of LGBTQ+ teammates and allies, promotes recruitment and retention, and builds community.
•P.E.A.C.E.: Promoting Equality, Acceptance and Cultural Empowerment through networking, team building, and allyship to foster an inclusive and respectful environment that celebrates the diverse cultures represented within the workforce.
We are excited about the accomplishments on our journey to create a workplace of inclusion and will continue to execute on the strategic plan.
Health and Safety
We are committed to the health and safety of our teammates, customers and communities where we work, live and play. Rollins undertakes a variety of efforts to support the health and well-being of our teammates, including their physical and mental health. This includes investing in competitive compensation and benefits while also providing the culture, tools, training and development opportunities to make working at Rollins an enjoyable and rewarding experience. Adapting to feedback provided by our teammates about the needs of themselves and their families, in 2023, we increased our investment in mental health and wellness services that are offered at no cost. Other benefits include our Employee Stock Purchase Program (ESPP), personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
In 2022, we formed a partnership with Marathon Health (formerly Everside Health) to build an on-site medical clinic at our Rollins Support Center in Atlanta. That clinic provides no-cost primary care to Rollins teammates who participate in one of our medical plans in the state of Georgia. Marathon Health provides these services either virtually or through the existing nationwide network of Marathon Health clinics for all our teammates participating in one of our insurance plans in the U.S. This is an enhanced medical benefit, provided at no cost to teammates.
We motivate our teammates to be leaders in safety by continuously evaluating and improving our safety performance, implementing best practices, monitoring regulations and encouraging safety excellence in everything we do. We set measurable safety goals and have made improvements so that our tracking is timely and user friendly for our field leaders. In 2024, we continued our focus on improving driver safety scores. These scores are calculated using an application that monitors driving behaviors once a vehicle is in motion, detecting positive and negative driving maneuvers related to acceleration, braking, distractions, and speed. This resulted in improvement in our average driver safety score for 2024. In addition, we launched several training programs for our new teammates focused on driver safety as well as general safety onboarding.
We have an established safety governance structure that helps our company prioritize measures to progressively reduce motor vehicle collision and injury-related risk. We have established an ongoing process that requires commitment, communication, and collaboration at all levels of the organization. Our structure is designed to support effectiveness and alignment with our organization’s goals and objectives.
We review and refine our health and safety policies and procedures on an ongoing basis so that they remain efficient and relevant for our business.
Community Involvement
We are a family of brands that has always upheld service – to our teammates, customers, and communities – as a cornerstone. While each of our diverse brands has their own culture of service, we are firmly united in our commitment to engaging with our local communities.
We offer teammates the opportunity to participate in various community outreach programs. Our brands work closely with their local communities to create an impact through outreach, volunteerism, and donations. Our overarching goal is to create a significant impact in local communities over an extended period of time. We believe everyone deserves a safe place to live, work, and play.

Since 1985, we have partnered with the United Way of Greater Atlanta through employee and company-matching funds, helping make Rollins a community leader for many years. Rollins ranked #8 in the top 25 corporate contributors in both 2024 and 2023 compared to ranking #7 and #9 in 2022 and 2021, respectively. Rollins is proud to be #6 in corporate contributors to United Way’s Child Well-Being Mission Fund for 2024.
Along with personal contributions from teammates, the Company hosts rallies, golf tournaments, contests, and silent auctions to raise funds for the United Way of Greater Atlanta, as well as other local organizations it supports. Rollins has contributed approximately $1 million annually for each of the past 5 years in support of local community outreach.
We have a partnership with the Grove Park Foundation (the “Foundation”) to help serve our Atlanta community. The partnership allows our teammates to volunteer and support the Foundation, which is committed to neighborhood revitalization, education programs, and job training that improves the quality of life in the Grove Park neighborhood, a predominantly African American community. Our support helps fund both a volunteer coordinator for the Foundation and community service events hosted for the citizens of Grove Park. Teammates from our Atlanta family of brands participate in volunteer opportunities in the Grove Park neighborhood throughout the year.
Our Orkin brand demonstrates its culture of service through its OrkinServes program, which is designed to help take care of communities through employee volunteer opportunities. In 2022, OrkinServes introduced five new Division Advocates to serve as a voice for volunteering within their divisions across the United States and Canada. Similarly, our Northwest Exterminating brand developed the Northwest Good Deed Team ("GDT") in 2011 with the focus of being active and involved in the communities where they serve. Led by two full-time teammates, the GDT works with local organizations across six states and is supported by our team across Northwest.
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
Consumer Protection, Privacy and Solicitation Matters
We are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers generally, including laws governing lending, debt collection and consumer finance; consumer privacy and fraud; collection and use of consumer data; laws governing billing practices and contract renewals; telemarketing; and other forms of solicitation. Specifically, rules adopted by the Federal Communications Commission and Federal Trade Commission, including the Telephone Consumer Protection Act and the Telemarketing Sales Rule, along with state laws and other legal authorities, govern our telephone and texting sales practices. The CAN-SPAM Act regulates our email solicitations, and the Consumer Review Fairness Act regulates consumer opinions on social media regarding our products and services. The California Consumer Privacy Act, including amendments under the California Privacy Rights Act, and laws in other states provide consumers and sometimes employees the right to know what personal data businesses collect, how the data is used, and give them the right to access, delete and opt out of the sale of their personal information to third parties. We are subject to some of these states’ laws depending on the number of customers or amount of revenue in the specific state. Similarly, we are bound by foreign laws and regulations governing data protection in the United Kingdom (UK General Data Protection Regulation and Data Protection Act 2018; Canada (Personal Information Protection and Electronic Documents Act); Australia (Privacy Act and its Australian Privacy Principles); and Singapore (Personal Data Protection Act and Spam Control Act), when applicable.
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
We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our rights both domestically and internationally. Although in the aggregate, our global portfolio of more than 450 trademarks is a valuable asset that is important to our operations, we believe that our competitive advantage is also largely attributable to the technical, marketing, and sales competence and capabilities of our teammates, rather than on any individual trademark; however, the loss of the Orkin trademark could be material to our business as a whole.
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
We operate in a highly competitive industry with fragmented markets and low barriers to entry. Our revenues and earnings are affected by changes in competitors’ services, markets, and prices and general economic issues. We compete with other large pest control companies, as well as numerous smaller pest control companies and do-it-yourself options, for a finite number of customers. We believe that the principal competitive factors in the market areas that we serve are quality and speed of service, customer proximity, customer satisfaction, brand awareness and reputation, terms of guarantees, technical proficiency and price. Although we believe that our customer experience and quality service are excellent, we cannot assure investors that we will be able to maintain our competitive position in the future.
We may not be able to identify, complete or successfully onboard acquisitions or guarantee that any acquisitions will achieve the anticipated financial benefits.
Acquisitions have been and may continue to be an important element of our business strategy. We cannot assure investors that we will be able to identify and acquire acceptable acquisition targets on terms favorable to us in the future, that we will receive necessary regulatory approvals, or that any acquisitions will achieve the anticipated financial benefits. Our inability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful onboarding efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment.
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
Our ability to remain productive and profitable will depend substantially on our ability to compete with other pest control and service companies to attract, adequately train, and retain skilled workers and key employees (including executive officers), and create leadership opportunities. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for employees is high, and the supply is limited. Ongoing labor shortages could negatively affect our ability to efficiently operate at full capacity or lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. A significant increase in the wages paid and benefits offered by competing employers could also result in a reduction in our labor force, increases in our labor costs, or both. Prolonged labor shortages, increased turnover or labor inflation could diminish our profitability and impair our growth potential.
In addition, decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, has and could continue to lead to increased organizing activities at our brands. If these labor organizing activities are successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations which could have a material adverse effect on our reputation and business.

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
We have a complex global network of distributors and suppliers that has expanded to meet increased customer demand and may, in the future, further evolve in response to market conditions. Although the majority of the products we use are generally available from multiple sources, and alternatives have been generally available in the event of disruption in the past, we could experience material disruptions in production, transportation, labor disputes, and other supply chain issues on specific products, which could result in out-of-stock conditions, and our results of operations and relationships with customers could be adversely affected (a) if new or existing distributors or suppliers are unable to meet any standards that we set or that are set by government or industry regulations or customers, (b) if we are unable to contract with distributors or suppliers at the quantity, quality and price levels needed for our business, or (c) if any of our key distributors or suppliers has shipping disruptions or becomes insolvent, ceases or significantly reduces its operations or experiences financial distress.
Our inability to fully or substantially meet customer demand due to distributor or supply chain issues could result in, among other things, unmet consumer demand leading to reduced preference for our products or services in the future, customers' purchasing services from competitors, strained customer relationships, termination of customer contracts, additional competition and new entrants into the market, and loss of potential sales and revenue.
Climate change and unfavorable weather conditions could adversely impact our financial results.
Our operations are directly impacted by the weather conditions worldwide, including catastrophic events, natural disasters and potential impacts from climate change. Our business is also affected by extreme weather such as hurricanes, wildfires, and other storms which can impact our ability to operate as well as drought which can greatly reduce the pest population for extended periods. Climate change continues to receive increasing global attention. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, changing temperature levels, as well as changes in legislation, regulation, and international accords, all of which could adversely impact our costs and business operations. Our business is also affected by seasonality associated with our pest and termite control services. The increase in pest presence and activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the timing of the change in seasons), has historically resulted in an increase in the revenue and income of our pest and termite control operations during such periods.
We may not successfully execute our business strategies, including achieving our growth objectives.
We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various growth or other initiatives. Our ability to implement our business strategy may be adversely affected by factors that we cannot foresee currently, such as unanticipated costs and expenses, global health crises, technological change, recession and economic slowdown, the level of interest rates, foreign exchange risks, our inability to effectively manage and implement change, failure to onboard acquisitions, or a decline in the effectiveness of our marketing (including digital marketing) efforts.
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

We currently conduct business in international markets, our planned further expansion into international markets presents unique challenges, and our expansion efforts with respect to international operations may not be successful.
We currently conduct business in international markets, with approximately 7% of our 2024 revenues derived from our international operations. In addition, a key element of our business strategy includes further expansion in international markets. Our ability to operate successfully in international markets may be adversely affected by political, economic and social conditions beyond our control and geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in Gaza. Also, we may be adversely affected by local laws and customs and legal and regulatory constraints, including compliance with applicable export, anti-corruption and currency laws and regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local distributors and suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse effect on our financial results.
Our franchisees, subcontractors, and vendors could take actions that could harm our business.
Our franchisees, subcontractors, and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. Each of our brands that are franchised also provides training and support to franchisees. However, franchisees, subcontractors, and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their respective businesses, and the ultimate success of any business operation rests with the business owner. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments owed to us will be adversely affected and our brands’ image and reputation could be harmed. Similarly, if franchisees, subcontractors, and vendors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party franchisees, subcontractors, and vendors. In addition, our relationship with our franchisees, subcontractors, and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards.
Risks Related to Cybersecurity, Privacy Compliance and Business Disruptions
The Company, our brands, third-party business partners and service providers have been subject to cybersecurity incidents in the past and could be the targets of future attacks that could result in disruption to our business operations, economic and reputational damage, and possible fines, penalties and private litigation. These could include unauthorized access to or unintentional distribution of personal, financial, proprietary, confidential, or other protected data or information the Company is entrusted to keep about its customers, employees, business practices, or third parties; significant operational disruptions that result from a cybersecurity incident; or vulnerabilities through the use of evolving tools such as Artificial Intelligence.
Our internal IT systems contain certain personal, financial, health, or other protected and confidential information that is entrusted to us by our customers and employees. Our IT systems also contain our and our brands’ proprietary and other confidential information related to our business, such as business plans, customer lists, pricing, and service development initiatives. From time to time, we integrate new IT systems due to organic growth and acquisitions. In addition, we grant third-party business partners and service providers access to confidential information in order to facilitate business operations and administer employee benefits. Employees, third-party business partners, and service providers can knowingly or unknowingly disseminate such information or serve as an entry point for bad actors to access such information.
The Company has assigned responsibility for Board oversight of cybersecurity risk to the Audit Committee, which monitors the cybersecurity risk management and cyber control functions, including external security audits, and receives periodic updates from experienced senior management, outside legal counsel, and cybersecurity insurance carriers knowledgeable about assessing and managing cyber risks, including, as appropriate, updates on the prevention, detection, mitigation, and remediation of cyber incidents.
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
We are subject to a myriad of complex laws and regulations in the various federal, state, provincial, regional, and local governments in the countries in which we operate related to employees, including, but not limited to wage and hour laws, anti-discrimination laws, immigration, pension benefit plans, ERISA laws, OSHA regulations, and retirement benefits. Any failure to comply with such applicable laws or regulations could result in fines or legal proceedings.
New or proposed regulations regarding climate change could have uncertain impacts on our business.
Climate change has been the subject of increased focus by various governmental authorities and regulators around the world. For example, the State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states are also considering similar measures. Also, the SEC has issued final rules, which are currently stayed pending judicial review; however, if implemented as proposed, these rules would significantly increase our climate-related disclosure obligations. We are assessing our obligations under these proposed and enacted rules in the United States and around the world and expect that compliance could require substantial effort in the future. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. We cannot predict how the proposed rules, if finalized, or any future legislation or regulations pertaining to climate change, will ultimately affect our business.
Termite claims and lawsuits related thereto could increase our legal expenses.
From time to time, we are subject to claims brought by our customers for termite protection services, generally based on alleged termite damage to the structure(s) covered by our contracts with those customers. In some instances of these claims, the customer may initiate litigation or arbitration proceedings against us or one of our brands.

Our safety and risk management programs may not have the intended effect of reducing our liability for employee-work related injuries, third party-liability claims or property loss.
Our auto or other safety management system and performance measures are critical to our reputation and results of operation. We attempt to mitigate risks relating to employee work-related injuries, automobile collision, third-party liability, or property loss through the implementation of company-wide safety management programs designed to focus on prevention and decrease the occurrence of incidents or events that may occur. Such incidents could also have the effect of destabilizing or increasing our insurance costs and financial reserves. Incidents involving injury or property loss may be caused by multiple potential factors, a significant number of which are beyond our control. Therefore, there is no guarantee that our safety and risk management and safety programs will have the desired effect of avoiding or controlling all potential expenses and liability exposure.
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
We are exposed to liabilities that are unique to our business and the services we provide. We maintain commercial liability insurance that extends to products liability. In addition, we also maintain other insurance and other traditional risk transfer tools to respond to certain types of liabilities and risks. However, such tools are subject to terms such as deductibles, retentions, limits and policy exclusions, commercial availability and supply of coverage as well as risk of denial of coverage, default or insolvency. If we experience unexpected or uncovered losses, or if any of our insurance policies are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits. In addition, there can be no assurance that the types or levels of coverage maintained are adequate to cover these potential significant and catastrophic risks. Further, we may not be able to continue to maintain our existing insurance coverage or obtain comparable or additional insurance coverage at a reasonable cost in the event a significant product or service claim arises.
We have been and may in the future be subject to lawsuits, investigations and other proceedings which could have a material adverse effect on our business.
In the normal course of business, we have been and may in the future be involved in various claims, contractual disputes, investigations, arbitration and litigation, including (1) claims that our acts, omissions, services or vehicles caused damage or injury, (2) claims that our pest control, termite and/or ancillary services did not achieve the desired results, (3) claims related to acquisitions, (4) claims related to violations of antitrust laws or consumer protection laws, (4) claims related to allegations by federal, state or local authorities, including the Securities and Exchange Commission, the Federal Trade Commission and Department of Justice, of violations of regulations or statutes, (5) claims related to federal securities laws, (6) claims related to employment or wage and hour violations, including class actions under the California Private Attorney General Act ("PAGA"), (7) claims related to environmental matters, and (8) claims related to additional laws and regulations. These claims, proceedings or litigation, either alone or in the aggregate, could have a material adverse effect on our business.
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
Risks Related to Market Conditions and External Factors
Adverse economic conditions, including inflation and restrictions in customer discretionary expenditures, increases in interest rates or other disruptions in credit or financial markets, geopolitical developments, increases in fuel prices, raw material costs, or other operating costs could materially adversely affect our business.
Economic downturns may adversely affect our commercial customers, including food service, hospitality and food processing industries whose business levels are particularly sensitive to adverse economies. For example, we may lose commercial customers and related revenues because of consolidation or cessation of commercial businesses or because these businesses switch to a lower cost provider. Pest and termite services represent discretionary expenditures to many of our residential customers. If consumers restrict their discretionary expenditures, due to inflation or other economic hardships, we may suffer a decline in revenues from our residential service lines. Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase the cost of obtaining, financing in the future. Increases in interest rates may cause a reduction in new home construction or real estate transactions, which could result in a decrease in revenue. We may be impacted by geopolitical tensions and conflicts, including changes to trade policies and regulations, such as tariffs. In addition, there can be no assurances that fuel prices, raw material costs, or other operating costs, all of which may be subject to inflationary pressures, will not materially increase in future years.
Risks Related to our Capital and Ownership Structure
A group that includes members of the Company’s Board of Directors and management has a significant ownership interest; public stockholders may have no effective voice in the Company’s management.
The Company has a significant shareholder group, which includes the Company’s Executive Chairman Emeritus of the Board, Gary W. Rollins, Board member, Pam Rollins, and certain persons acting as a group with them (the “Significant Shareholder”) which as of December 31, 2024, beneficially held (in the aggregate, including direct and indirect ownership) approximately 42 percent of our common stock. As a result, the Significant Shareholder has significant influence over our operations, including the election of directors, approval of substantial corporate transactions such as acquisitions, and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.

The Significant Shareholder has a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited.
The availability of Rollins’ common stock to the investing public is limited to those shares not held by the Significant Shareholder, which could negatively impact Rollins’ stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales or other transactions entered into by the Significant Shareholder with respect to all or a portion of their shares or otherwise could also negatively affect the trading price of, or cause volatility in the market for, our common stock.
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
Item 1.B.    Unresolved Staff Comments
None.
Item 1.C Cybersecurity
The Company has security incident response policies and procedures for identifying, assessing, and managing material risks arising from cybersecurity incidents, including those arising from third-party service providers. The Company’s Chief Information Security Officer (“CISO”), who has over 30 years of experience in information technology and information security and has several industry certifications, including CISSP, CCSP, CISM, CRISC, and CIPP, is the executive primarily responsible for managing cybersecurity risks. The CISO assesses cybersecurity incidents and classifies them by severity level in accordance with the Company’s Security Incident Guidelines, which determine how each cybersecurity incident is managed and communicated. The Company uses both internal and external resources to assess risk and manage its IT and 24x7 cybersecurity operations, including managed service providers who assist in the support of key business systems. The Company may also periodically engage external consultants to assist with cybersecurity incident management, particularly where advanced or specialized expertise may be required. The Company’s Incident Response and Breach Notification Policy outlines the procedures that the Company follows for evaluation and recovery from an incident, including containment of the affected systems, to restore our systems to normal operations. To date, the Company has not had a cybersecurity event that materially impacted or is reasonably likely to materially affect its business strategy, results of operations, financial condition, or the security of its proprietary data.
The Company has assigned responsibility for Board oversight of cybersecurity risk to the Audit Committee, which monitors the cybersecurity risk management and cyber control functions, including external security audits, and receives periodic updates from experienced senior management, including the CISO, knowledgeable about assessing and managing cyber risks, including, as appropriate, updates on the prevention, detection, mitigation, and remediation of cyber incidents.
Cybersecurity incidents that significantly impact the confidentiality, integrity, or availability of Company data or the reliability of the Company system or network are reported to certain members of the Company’s Executive Leadership Team, including the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Administrative Officer, and Chief Information Officer, for assessment of the materiality of the incident, which will be made using both quantitative and qualitative analyses to determine an incident’s immediate and reasonably likely future impacts. Such cybersecurity incidents are also reported to the Audit Committee. Cybersecurity incidents that moderately impact the confidentiality, integrity, or availability of Company data or the reliability of the Company systems or networks are reported to the Security Incident Response Team, for assessment of the materiality of the incident.
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
Item 3.    Legal Proceedings.
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, environmental and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results (including claims that we are responsible for termite damage to a structure), claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations or claims related to the operation of our retirement benefit plans. We are also involved from time to time in certain environmental and tax matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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
As of January 31, 2025, there were 8,135 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.
Dividends will be payable only when, and if, declared by our Board and will be subject to our ongoing ability to generate sufficient income and free cash flow, any future capital needs and other contingencies. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
Issuer Purchases of Equity Securities
The Company did not repurchase shares on the open market during the quarter ended December 31, 2024.
The following table presents the Company's share repurchase activity for the period from October 1, 2024 to December 31, 2024.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
October 1 to 31, 2024	—	$—	—	11,415,625
November 1 to 30, 2024	—	—	—	11,415,625
December 1 to 31, 2024	817	49.86	—	11,415,625
Total	817	$—	—	11,415,625
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. As of December 31, 2024, the Company has a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program. The repurchase plan has no expiration date.

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
300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Rollins Inc.
S&P 500
S&P 500 - Commercial Services & Supplies

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	2019	2020	2021	2022	2023	2024
Rollins Inc.	$100.00	$178.51	$158.09	$170.87	$207.05	$222.65
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Commercial Services & Supplies	100.00	120.98	159.25	150.76	193.54	229.12
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K as well as other written or oral statements by the Company may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current opinions, expectations, intentions, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Although we believe that these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Generally, statements that do not relate to historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•expectations with respect to our financial and business performance and strategy;
•expansion efforts and growth opportunities, including, but not limited to, organic growth and recent and future acquisitions in the United States and in foreign markets where we have a presence and integration efforts with respect to recent acquisitions;
•our belief that we are starting 2025 with favorable demand and demand will continue to be solid;
•our belief that we compete effectively and favorably with our competitors;
•our alignment around the key strategic areas that will enable us to grow faster than our market, position our business for the future, and deliver value for all stakeholders and our ability to execute on our strategic plan;
•the impact of inflation, changing interest rates, tariffs, trade disputes, foreign exchange rate risk, business interruptions due to natural disasters and changes in the weather patterns, seasonality, employee shortages, and supply chain issues;
•our belief that we maintain a sufficient level of products, materials, and other supplies and have qualified comparable products and materials and our ability to foresee potential supply disruptions;
•expectations with respect to new and innovative products and services;
•our approach to human capital management, including training, development, retention, inclusion, and engaging with our local communities;
•continuously improving our safety culture and monitoring safety goals, including, but not limited to, our proactive approach with respect to safety and risk management;
•our policies and procedures that are designed to identify, assess, and manage material risks arising from cybersecurity incidents;
•new information technology systems and technology will lead to new or improving business capabilities and streamline business processes, financial reporting, and acquisition integration;
•expectations with respect to interest costs and effective tax rates;
•our robust pipeline for acquisitions;
•our focus on continuous improvement initiatives to enhance profitability across our business;
•the underlying health of core pest control markets;
•our focus on pricing, ongoing modernization efforts, and a culture of continuous improvement should support healthy incremental margins;
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
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including, but not limited to, the investigation by certain California governmental authorities regarding compliance with environmental regulations and claims filed under California's Private Attorneys General Act, will have a material adverse effect on our financial position, results of operations or liquidity;
•the suitability and adequacy of our facilities to meet our current and reasonably anticipated future needs; and

•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements including, but not limited to, those described in Item 1A “Risk Factors” of Part I, Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations” of Part II, and elsewhere in this Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and may also be described from time to time in our future reports filed with the SEC.
Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required by law.
Presentation
This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. Discussions of 2022 items and year-to-year comparisons of 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.
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
Strategic Update
We are focused on continuous improvement throughout the business. During 2024, we made significant strides in all four pillars of our strategic objectives: 1) people first 2) customer loyalty 3) growth mindset and 4) operational efficiency.
People First
We continue to focus on the development of our people. During 2024, we continued to make strategic improvements to both our support functions, as well as the customer-facing side of our business, by hiring and onboarding the right people into the right roles. Additionally, we upgraded our training and onboarding programs to help improve our overall teammate retention. We remain committed to developing exceptional talent and investing in our teams.
Customer Loyalty
We remain committed to providing our customers with the best customer experience. Effective sales and service staffing levels helped us to capitalize on continued demand and deliver solid results for the year, with organic revenues* growing by 7.9% compared to 2023.
Growth Mindset
2024 marked a record year in terms of revenues, totaling $3.4 billion, an increase of 10.3% over 2023, with acquisition revenues* growing by 3.1% compared to 2023. We completed 44 acquisitions in 2024, including 32 acquisitions and 12 franchise buybacks, driving inorganic growth at our brands both domestically and internationally.
Operational Efficiency
We saw healthy margins in 2024, with gross margin improving 50 basis points to 52.7% in 2024 compared to 52.2% in 2023. Operating margin was 19.4% of revenue, an increase of 40 basis points over 2023 and adjusted operating income margin* was 19.9%, an increase of 20 basis points over the prior year.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.
Impact of Economic Trends
The continued disruption in economic markets due to inflation, changing interest rates, tariffs, trade disputes, business interruptions due to natural disasters and changes in weather patterns, employee shortages, and supply chain issues, all pose challenges which may adversely affect our future performance. The Company continues to execute various strategies previously implemented to help mitigate the impact of these economic disruptors.
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
Tax Legislation Developments
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits ("Pillar Two") for multinational enterprises with annual global revenues exceeding €750 million. Pillar Two has been agreed upon in principle by over 140 countries and is intended to apply for tax years beginning in 2024. The OECD has issued administrative guidance (including transitional safe harbor rules) in conjunction with the implementation of the Pillar Two global minimum tax. These rules did not have a material impact on financial results in 2024 due to certain transitional safe harbors. The Company will continue to monitor the potential impact of Pillar Two proposals and developments on our consolidated financial statements and related disclosures as various tax jurisdictions begin enacting such legislation.

Results of Operations—2024 Compared to 2023

	Twelve Months Ended December 31,
			Variance
(in thousands, except per share data and margins)	2024	2023	$	%
GAAP Metrics
Revenues	$3,388,708	$3,073,278	315,430	10.3
Gross profit (1)	$1,785,511	$1,603,407	182,104	11.4
Gross profit margin (1)	52.7%	52.2%		50 bps
Operating income	$657,224	$583,226	73,998	12.7
Operating income margin	19.4%	19.0%		40 bps
Net income	$466,379	$434,957	31,422	7.2
EPS	$0.96	$0.89	0.07	7.9
Net cash provided by operating activities	$607,653	$528,366	79,287	15.0

Non-GAAP Metrics
Adjusted operating income (2)	$675,126	$604,217	70,909	11.7
Adjusted operating margin (2)	19.9%	19.7%		20 bps
Adjusted net income (2)	$479,190	$434,142	45,048	10.4
Adjusted EPS (2)	$0.99	$0.89	0.10	11.2
Adjusted EBITDA (2)	$771,493	$691,322	80,171	11.6
Adjusted EBITDA margin (2)	22.8%	22.5%		30 bps
Free cash flow (2)	$580,081	$495,901	84,180	17.0
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" below for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

The following table presents financial information, including our significant expense categories, for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
(in thousands)	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$3,388,708	100.0%	$3,073,278	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	1,048,992	31.0%	953,600	31.0%
Materials and supplies	212,296	6.3%	197,825	6.4%
Insurance and claims	68,326	2.0%	60,390	2.0%
Fleet expenses	131,898	3.9%	127,390	4.1%
Other cost of services provided (1)	141,685	4.2%	130,666	4.3%
Total cost of services provided (exclusive of depreciation and amortization below)	1,603,197	47.3%	1,469,871	47.8%

Sales, general and administrative:
Selling and marketing expenses	427,916	12.6%	375,805	12.2%
Administrative employee expenses	313,814	9.3%	291,772	9.5%
Insurance and claims	41,434	1.2%	37,946	1.2%
Fleet expenses	33,580	1.0%	31,415	1.0%
Other sales, general and administrative (2)	198,323	5.9%	178,295	5.8%
Total sales, general and administrative	1,015,067	30.0%	915,233	29.8%

Restructuring costs	—	—%	5,196	0.2%
Depreciation and amortization	113,220	3.3%	99,752	3.2%
Interest expense, net	27,677	0.8%	19,055	0.6%
Other income, net	(683)	—%	(22,086)	(0.7)%
Income tax expense	163,851	4.8%	151,300	4.9%
Net income	$466,379	13.8%	$434,957	14.2%
1) Other cost of services provided includes facilities costs, professional services, maintenance and repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance and repairs, software license costs, bad debt expense, and other administrative expenses.

Revenues
The following presents a summary of revenues by service offering:
Revenues for the year ended December 31, 2024 were $3.4 billion, an increase of $315.4 million, or 10.3%, from 2023 revenues of $3.1 billion. The increase in revenues was driven by demand from our customers that remained strong throughout the year across all major service offerings. Comparing 2024 to 2023, organic revenue* growth was 7.9% with acquisitions adding 3.1% during the year, offset by divestitures of 0.7%. Residential pest control revenue increased approximately 9%, commercial pest control revenue increased approximately 10% and termite and ancillary services grew approximately 14% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing over 5% in residential, over 8% in commercial, and over 12% in termite and ancillary activity. The Company’s foreign operations accounted for approximately 7% of total revenues for the years ended December 31, 2024 and 2023.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the twelve months ended December 31, 2024 was $1.8 billion, an increase of $182.1 million, or 11.4%, compared to $1.6 billion for the year ended December 31, 2023. Gross margin improved 50 basis points to 52.7% in 2024 compared to 52.2% in 2023, as pricing more than offset inflationary pressures. We saw 20 basis points of leverage in fleet and 10 basis points of leverage in materials and supplies, while employee expenses and insurance and claims were flat as a percentage of revenue.
Sales, General and Administrative
For the twelve months ended December 31, 2024, sales, general and administrative (SG&A) expenses increased $99.8 million, or 10.9%, compared to the twelve months ended December 31, 2023. The increase is driven by expenses associated with growth initiatives aimed at capitalizing on the health of our underlying markets.
As a percentage of revenue, SG&A increased 20 basis points to 30.0% in 2024 versus 29.8% in 2023. Selling and marketing costs have increased 40 basis points as we continue to invest in growth initiatives. This was partially offset by 20 basis points of leverage associated with lower administrative costs.

Restructuring Costs
For the twelve months ended December 31, 2024, restructuring costs decreased by $5.2 million. During the twelve months ended December 31, 2023, we executed a restructuring program to modernize our workforce. No such costs were incurred during the twelve months ended December 31, 2024.
Depreciation and Amortization
For the twelve months ended December 31, 2024, depreciation and amortization increased $13.5 million, or 13.5%, compared to the twelve months ended December 31, 2023. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from a full year of acquisition costs of FPC Holdings, LLC ("Fox Pest Control", or "Fox").
Operating Income
For the twelve months ended December 31, 2024, operating income increased $74.0 million or 12.7% compared to the prior year. As a percentage of revenue, operating income increased to 19.4% from 19.0% in the prior year. The improvement in operating income as a percentage of revenue is primarily driven by the improvement in gross profit discussed previously.
Interest Expense, Net
During the twelve months ended December 31, 2024, interest expense, net increased $8.6 million compared to the prior year, due to the increase in the average debt balance associated primarily with the share repurchase completed in the third quarter of 2023 and the acquisition of Fox in the second quarter of 2023. This was partially offset by a lower average effective interest rate in 2024 compared to 2023.
Other Income, Net
During the twelve months ended December 31, 2024, other income, net decreased $21.4 million primarily due to the Company recognizing a $15.5 million gain on the sale of certain businesses during 2023, with no such gain on sale during 2024, and lower gains on sales of non-operational assets.
Income Taxes
The Company’s effective tax rate was 26.0% in 2024 compared to 25.8% in 2023. The 2024 rate was negatively impacted by higher state income taxes and foreign income taxes compared to 2023.
General Commentary
Our team delivered a strong finish to the 2024 fiscal year, exceeding our own revenue expectations and delivering healthy earnings growth for the full year. As we look to 2025, demand for our services is solid and our pipeline for acquisitions is robust. We invested meaningfully in our business throughout 2024, which helped accelerate the organic revenue growth* rate in the third and fourth quarter of the year. We are capitalizing on this momentum as we start 2025, while remaining focused on continuous improvement initiatives to enhance profitability across our business.
We saw strong full year growth in revenue, cash flow and earnings in 2024. We delivered double-digit revenue and operating cash flow growth, as well as a 40 basis point improvement in operating margins. Growth investments and pressure from developments on legacy auto claims that materialized in December of 2024 impacted our incremental adjusted EBITDA margin* for the year. Additionally, we continued to execute a balanced capital allocation program enabled by compounding operating cash flow and a strong balance sheet.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.

2025 Outlook
For 2025, the Company anticipates:
•The underlying health of core pest control markets, as well as Rollins’ ongoing commitment to operational execution, should support another year of strong organic revenue growth*, further complemented by a strategic and disciplined approach to acquisitions. We continue to target 7-8 percent organic revenue growth* and a contribution of 2-3 percent from acquisitions.
•A focus on pricing, ongoing modernization efforts, and a culture of continuous improvement should support healthy incremental adjusted EBITDA margins*. While we expect incremental margins to be healthy, we do expect a more challenging first half of 2025 relative to the first half of 2024.
•Compounding operating cash flow and strong balance sheet should continue to enable a balanced capital allocation strategy.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.
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
The Company has used the following non-GAAP financial measures in this Form 10-K:

Organic revenues

Organic revenues are calculated as revenues less the revenues from acquisitions completed within the prior 12 months and excluding the revenues from divested businesses. Acquisition revenues are based on the trailing 12-month revenue of our acquired entities. Management uses organic revenues, and organic revenues by type to compare revenues over various periods excluding the impact of acquisitions and divestitures.

Adjusted operating income and adjusted operating margin

Adjusted operating income and adjusted operating margin are calculated by adding back to net income those expenses resulting from the amortization of certain intangible assets, adjustments to the fair value of contingent consideration resulting from the acquisition of Fox, and restructuring costs related to restructuring and workforce reduction plans. Adjusted operating margin is calculated as adjusted operating income divided by revenues. Management uses adjusted operating income and adjusted operating margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.

Adjusted net income and adjusted EPS

Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measures amortization of certain intangible assets, adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control, and restructuring costs related to restructuring and workforce reduction plans, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses, and by further subtracting the tax impact of those expenses, gains, or losses. Management uses adjusted net income and adjusted EPS as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.

EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin and adjusted incremental EBITDA margin

EBITDA is calculated by adding back to net income depreciation and amortization, interest expense, net, and provision for income taxes. EBITDA margin is calculated as EBITDA divided by revenues. Adjusted EBITDA and adjusted EBITDA margin are calculated by further adding back those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox, restructuring costs related to restructuring and workforce reduction plans, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses. Management uses EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Management uses incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Management uses adjusted incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods.

Free cash flow and free cash flow conversion

Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. Management uses free cash flow to demonstrate the Company’s ability to maintain its asset base and generate future cash flows from operations. Free cash flow conversion is calculated as free cash flow divided by net income. Management uses free cash flow conversion to demonstrate how much net income is converted into cash. Management believes that free cash flow is an important financial measure for use in evaluating the Company’s liquidity. Free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities as a measure of our liquidity. Additionally, the Company’s definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view free cash flow as a measure that provides supplemental information to our consolidated statements of cash flows.

Adjusted sales, general and administrative ("SG&A")

Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. Management uses adjusted SG&A to compare SG&A expenses consistently over various periods.

Leverage ratio

Leverage ratio, a financial valuation measure, is calculated by dividing adjusted net debt by adjusted EBITDAR. Adjusted net debt is calculated by adding operating lease liabilities to total long-term debt less a cash adjustment of 90% of total consolidated cash. Adjusted EBITDAR is calculated by adding back to net income depreciation and amortization, interest expense, net, provision for income taxes, operating lease cost, and stock-based compensation expense. Management uses leverage ratio as an assessment of overall liquidity, financial flexibility, and leverage.

	Twelve Months Ended December 31,		Variance
	2024	2023	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$3,388,708	$3,073,278	315,430	10.3
Revenues from acquisitions	(95,517)	—	(95,517)	3.1
Revenues of divestitures	—	(20,559)	20,559	(0.7)
Organic revenues	$3,293,191	$3,052,719	240,472	7.9

Reconciliation of Residential Revenues to Organic Residential Revenues
Residential revenues	$1,535,104	$1,409,872	125,232	8.9
Residential revenues from acquisitions	(62,799)	—	(62,799)	4.5
Residential revenues of divestitures	—	(11,913)	11,913	(0.8)
Residential organic revenues	$1,472,305	$1,397,959	74,346	5.2

Reconciliation of Commercial Revenues to Organic Commercial Revenues
Commercial revenues	$1,125,964	$1,024,176	101,788	9.9
Commercial revenues from acquisitions	(24,460)	—	(24,460)	2.4
Commercial revenues of divestitures	—	(8,646)	8,646	(0.8)
Commercial organic revenues	$1,101,504	$1,015,530	85,974	8.3

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues
Termite and ancillary revenues	$688,186	$605,533	82,653	13.6
Termite and ancillary revenues from acquisitions	(8,258)	—	(8,258)	1.4
Termite and ancillary organic revenues	$679,928	$605,533	74,395	12.2

	Twelve Months Ended December 31,		Variance
	2024	2023	$	%
Reconciliation of Operating Income and Operating Income Margin to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$657,224	$583,226
Fox acquisition-related expenses (1)	17,902	15,795
Restructuring costs (2)	—	5,196
Adjusted operating income	$675,126	$604,217	70,909	11.7
Revenues	$3,388,708	$3,073,278
Operating income margin	19.4%	19.0%
Adjusted operating margin	19.9%	19.7%

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS (7)
Net income	$466,379	$434,957
Fox acquisition-related expenses (1)	17,902	15,795
Restructuring costs (2)	—	5,196
Loss (gain) on sale of assets, net (3)	(683)	(6,636)
Gain on sale of businesses (4)	—	(15,450)
Tax impact of adjustments (5)	(4,408)	280
Adjusted net income	$479,190	$434,142	45,048	10.4
EPS - basic and diluted	$0.96	$0.89
Fox acquisition-related expenses (1)	0.04	0.03
Restructuring costs (2)	—	0.01
Loss (gain) on sale of assets, net (3)	—	(0.01)
Gain on sale of businesses (4)	—	(0.03)
Tax impact of adjustments (5)	(0.01)	—
Adjusted EPS - basic and diluted (6)	$0.99	$0.89	0.10	11.2
Weighted average shares outstanding - basic	484,249	489,949
Weighted average shares outstanding - diluted	484,295	490,130

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin (7)
Net income	$466,379	$434,957
Depreciation and amortization	113,220	99,752
Interest expense, net	27,677	19,055
Provision for income taxes	163,851	151,300
EBITDA	771,127	705,064	66,063	9.4
Fox acquisition-related expenses (1)	$1,049	$3,148
Restructuring costs (2)	—	5,196
Loss (gain) on sale of assets, net (3)	(683)	(6,636)
Gain on sale of businesses (4)	—	(15,450)
Adjusted EBITDA	$771,493	$691,322	80,171	11.6
Revenues	$3,388,708	$3,073,278
EBITDA margin	22.8%	22.9%
Incremental EBITDA margin			20.9%
Adjusted EBITDA margin	22.8%	22.5%
Adjusted incremental EBITDA margin			25.4%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$607,653	528,366
Capital expenditures	$(27,572)	$(32,465)
Free cash flow	$580,081	$495,901	84,180	17.0
Free cash flow conversion	124.4%	114.0%

	Twelve Months Ended December 31,
	2024	2023
Reconciliation of SG&A to Adjusted SG&A
SG&A	$1,015,067	$915,233
Fox acquisition-related expenses (1)	1,049	3,148
Adjusted SG&A	$1,014,018	$912,085

Revenues	$3,388,708	$3,073,278
Adjusted SG&A as a % of revenues	29.9%	29.7%

	Twelve Months Ended December 31,
	2024	2023
Reconciliation of Long-term Debt and Net Income to Leverage Ratio
Long-term debt (8)	$397,000	$493,000
Operating lease liabilities (9)	417,218	325,572
Cash adjustment (10)	(80,667)	(93,443)
Adjusted net debt	$733,551	$725,129

Net income	$466,379	$434,957
Depreciation and amortization	113,220	99,752
Interest expense, net	27,677	19,055
Provision for income taxes	163,851	151,300
Operating lease cost (11)	133,420	110,627
Stock-based compensation expense	29,984	24,605
Adjusted EBITDAR	$934,531	$840,296

Leverage ratio	0.8x	0.9x
(1) Consists of expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control. While we exclude such expenses in this non-GAAP measure, such expenses are expected to recur, the revenue from the acquired company is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Restructuring costs consist of costs primarily related to severance and benefits paid to employees pursuant to restructuring and workforce reduction plans.
(3) Consists of the gain or loss on the sale of non-operational assets.
(4) Represents the gain on the sale of certain non-core businesses.
(5) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(6) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(7) In 2024, we revised the non-GAAP metrics adjusted net income, adjusted EPS, and adjusted EBITDA to exclude gains and losses related to non-operational asset sales. These measures are of operating performance and we believe excluding the gains and losses on non-operational assets allows us to better compare our operating performance consistently over various periods. As a result, these measures may not be comparable to the corresponding measures disclosed in prior years.
(8) As of December 31, 2024 and December 31, 2023, the Company had outstanding borrowings of $397.0 million and $493.0 million, respectively, under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our consolidated balance sheet, net of $1.7 million and $2.2 million in unamortized debt issuance costs as of December 31, 2024 and December 31, 2023, respectively.
(9) Operating lease liabilities are presented under the operating lease liabilities - current and operating lease liabilities, less current portion captions of our consolidated balance sheet.
(10) Represents 90% of cash and cash equivalents per our consolidated balance sheet as of both periods presented.
(11) Operating lease cost excludes short-term lease cost associated with leases that have a duration of 12 months or less.

Liquidity and Capital Resources
Cash and Cash Flow
The Company’s $89.6 million of total cash at December 31, 2024 is held at various banking institutions. Approximately $48.5 million is held in cash by foreign subsidiaries and the remaining $41.1 million is held at domestic banks.
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
As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2024 was 5.5%. As of December 31, 2023, the Company had outstanding borrowings of $493.0 million under the Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2023 was 6.5%. The Company is in compliance with applicable financial debt covenants as of December 31, 2024.
The Company maintains $72.0 million in letters of credit as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.7 million as of December 31, 2023. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The Company believes its current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, available borrowings under its Credit Facility, access to debt financing based on our creditworthiness, and our newly announced $1 billion commercial paper program authorization, which is backstopped by our Credit Facility, will be sufficient to finance its current operations and obligations, and fund expansion of the business for the foreseeable future.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2024 and 2023:

	Year Ended December 31,		Variance
(in thousands)	2024	2023	$	%
Net cash provided by operating activities	607,653	528,366	79,287	15.0
Net cash used in investing activities	(176,232)	(372,895)	(196,663)	(52.7)
Net cash used in financing activities	(440,708)	(149,420)	291,288	194.9
Effect of exchange rate on cash	(4,908)	2,428	(7,336)	N/M
Net (decrease) increase in cash and cash equivalents	$(14,195)	$8,479	(22,674)	N/M
N/M - calculation not meaningful

Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $607.7 million and $528.4 million for the twelve months ended December 31, 2024 and 2023, respectively. The $79.3 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to vendors, employees, and tax and regulatory authorities.
The US Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for US federal income tax purposes in the fourth quarter of 2024. That estimated tax payment of approximately $32.0 million is now due in the second quarter of 2025.
Cash Used in Investing Activities
The Company’s investing activities used $176.2 million and $372.9 million for the twelve months ended December 31, 2024 and 2023, respectively. Cash paid for acquisitions totaled $157.5 million for the twelve months ended December 31, 2024, as compared to $366.9 million for the twelve months ended December 31, 2023, driven primarily by the acquisition of Fox in 2023. During 2024, the Company invested $27.6 million in capital expenditures, offset by $4.1 million in cash proceeds from the sale of assets, compared with $32.5 million of capital expenditures, $12.5 million in cash proceeds from asset sales, and $15.9 million in cash proceeds from the sale of businesses during 2023. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings under the Credit Facility.
Cash Used in Financing Activities
Cash used in financing activities was $440.7 million and $149.4 million during the twelve months ended December 31, 2024 and 2023, respectively. A total of $298.0 million was paid in cash dividends ($0.62 per share) during the twelve months ended December 31, 2024, compared to $264.3 million in cash dividends paid ($0.54 per share) during the twelve months ended December 31, 2023. The Company made net repayments under its credit facility of $96.0 million during the twelve months ended December 31, 2024, compared to net borrowings of $438.0 million during 2023. During the twelve months ended December 31, 2024, the Company paid $39.8 million of contingent consideration, primarily related to the Fox acquisition, compared to $12.5 million during the twelve months ended December 31, 2023. In addition, during the twelve months ended December 31, 2023, the Company completed the repurchase of 8,724,100 of the shares of common stock from LOR, Inc ("LOR") for $300.0 million in conjunction with the Offering, as defined in our 2023 Annual Report on Form 10-K.
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase program is 16.9 million shares. As of December 31, 2024, we have a remaining authorization of 11.4 million shares under the share repurchase program. The Company did not repurchase shares of its common stock on the open market during 2024 or 2023. The Company also withheld $11.6 million and $10.8 million of common stock for the twelve months ended December 31, 2024 and 2023, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
In addition, the Form S-3 shelf registration statement on file with the SEC registered $1.5 billion of the Company’s common stock, preferred stock, debt securities, depository shares, warrants, rights, purchase contracts and units for future issuance. The Company may offer and sell some or all of such securities from time to time or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any such securities as of the date of this Form 10-K. Management is continually evaluating the Company's financial structure and the potential need or desirability of raising additional liquidity through the sale of debt or equity securities.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk
The Company is subject to interest rate risk exposure through borrowings on its $1.0 billion revolving credit facility (the "Credit Facility"). As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Credit Facility. See Note 10, Debt to the accompanying financial statements for further details regarding debt. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting as of December 31, 2024 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2024.
The independent registered public accounting firm, Deloitte & Touche LLP has audited the consolidated financial statements as of and for the year ended December 31, 2024, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 38.

/s/ Jerry E. Gahlhoff, Jr.	/s/ Kenneth D. Krause
Jerry E. Gahlhoff, Jr.	Kenneth D. Krause

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Principal Executive Officer	Principal Financial Officer

Atlanta, Georgia
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Rollins, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Rollins, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Rollins, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Rollins, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 13, 2025
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rollins, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial position of Rollins, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 (not presented herein), the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (not presented herein), and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Atlanta, Georgia
February 16, 2023 (except for Note 19, as to which the date is February 13, 2025)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$89,630	$103,825
Trade receivables, net of allowance for expected credit losses of $19,770 and $15,797, respectively	196,081	178,214
Financed receivables, short-term, net of allowance for expected credit losses of $2,536 and $1,874, respectively	40,301	37,025
Materials and supplies	39,531	33,383
Other current assets	77,080	54,192
Total current assets	442,623	406,639
Equipment and property, net of accumulated depreciation of $382,266 and $360,421, respectively	124,839	126,661
Goodwill	1,161,085	1,070,310
Customer contracts, net	383,092	386,152
Trademarks & tradenames, net	149,895	151,368
Other intangible assets, net	8,602	8,214
Operating lease right-of-use assets	414,474	323,390
Financed receivables, long-term, net of allowance for expected credit losses of $6,150 and $3,728, respectively	89,932	75,909
Other assets	45,153	46,817
Total assets	$2,819,695	$2,595,460
LIABILITIES
Accounts payable	$49,625	$49,200
Accrued insurance – current	54,840	46,807
Accrued compensation and related liabilities	122,869	114,355
Unearned revenues	180,851	172,380
Operating lease liabilities – current	121,319	92,203
Other current liabilities	115,658	101,744
Total current liabilities	645,162	576,689
Accrued insurance, less current portion	61,946	48,060
Operating lease liabilities, less current portion	295,899	233,369
Long-term debt	395,310	490,776
Other long-term accrued liabilities	90,785	90,999
Total liabilities	1,489,102	1,439,893
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,372,303 and 484,080,014 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	484,372	484,080
Additional paid-in capital	155,205	131,840
Accumulated other comprehensive loss	(43,634)	(26,755)
Retained earnings	734,650	566,402
Total stockholders’ equity	1,330,593	1,155,567
Total liabilities and stockholders’ equity	$2,819,695	$2,595,460
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except per share information)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Customer services	$3,388,708	$3,073,278	$2,695,823
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	1,603,197	1,469,871	1,308,399
Sales, general and administrative	1,015,067	915,233	802,710
Restructuring costs	—	5,196	—
Depreciation and amortization	113,220	99,752	91,326
Total operating expenses	2,731,484	2,490,052	2,202,435
OPERATING INCOME	657,224	583,226	493,388
Interest expense, net	27,677	19,055	2,638
Other income, net	(683)	(22,086)	(8,167)
CONSOLIDATED INCOME BEFORE INCOME TAXES	630,230	586,257	498,917
PROVISION FOR INCOME TAXES	163,851	151,300	130,318
NET INCOME	$466,379	$434,957	$368,599
NET INCOME PER SHARE - BASIC AND DILUTED	$0.96	$0.89	$0.75
Weighted average shares outstanding – basic	484,249	489,949	492,300
Weighted average shares outstanding – diluted	484,295	490,130	492,413
DIVIDENDS PAID PER SHARE	$0.615	$0.540	$0.430
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Rollins, Inc. and Subsidiaries
(in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME	$466,379	$434,957	$368,599
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plans	—	(215)	—
Foreign currency translation adjustments	(17,025)	4,816	(14,215)
Unrealized gain (loss) on available for sale securities	146	206	(936)
Other comprehensive (loss) income, net of tax	(16,879)	4,807	(15,151)
Comprehensive income	$449,500	$439,764	$353,448
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(in thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	491,911	$491,911	$105,629	$(16,411)	$530,088	$1,111,217
Net income	—	—	—	—	368,599	368,599
Other comprehensive income
Foreign currency translation adjustments	—	—		(14,215)	—	(14,215)
Unrealized losses on available for sale securities	—	—	—	(936)	—	(936)
Cash dividends	—	—	—	—	(211,618)	(211,618)
Stock compensation	765	765	20,450	—	—	21,215
Employee stock buybacks	(228)	(228)	(6,837)	—	—	(7,065)
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net income	—	—	—	—	434,957	434,957
Other comprehensive income
Pension liability adjustment, net of tax	—	—	—	(215)	—	(215)
Foreign currency translation adjustments	—	—	—	4,816	—	4,816
Unrealized gains on available for sale securities	—	—	—	206	—	206
Cash dividends	—	—	—	—	(264,348)	(264,348)
Stock compensation	630	630	25,929	—	—	26,559
Employee stock buybacks	(274)	(274)	(10,532)	—	—	(10,806)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	466,379	466,379
Other comprehensive income
Foreign currency translation adjustments	—	—	—	(17,025)	—	(17,025)
Unrealized gains on available for sale securities	—	—	—	146	—	146
Cash dividends	—	—	—	—	(298,131)	(298,131)
Stock compensation	562	562	34,701	—	—	35,263
Employee stock buybacks	(270)	(270)	(11,336)	—	—	(11,606)
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$466,379	$434,957	$368,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,220	99,752	91,326
Stock-based compensation expense	29,984	24,605	21,215
Provision for expected credit losses	34,026	26,860	19,441
Gain on sale of assets, net	(1,492)	(6,635)	(8,167)
Gain on sale of businesses, net	—	(15,450)	—
(Benefit) provision for deferred income taxes	(10,336)	(7,644)	1,595
Changes in operating assets and liabilities:
Trade accounts receivable	(49,351)	(45,874)	(34,003)
Financed receivables	(17,299)	(15,794)	(23,891)
Materials and supplies	(5,874)	(4,279)	(540)
Other current assets	(24,964)	(16,126)	5,836
Accounts payable and accrued expenses	47,670	43,407	304
Unearned revenue	7,470	6,777	10,400
Other long-term assets and liabilities	18,220	3,810	13,815
Net cash provided by operating activities	607,653	528,366	465,930
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(157,471)	(366,854)	(119,188)
Capital expenditures	(27,572)	(32,465)	(30,628)
Proceeds from sale of assets	4,070	12,489	14,597
Proceeds from sale of businesses	—	15,903	—
Other investing activities, net	4,741	(1,968)	1,078
Net cash (used in) investing activities	(176,232)	(372,895)	(134,141)
FINANCING ACTIVITIES
Payment of contingent consideration	(39,754)	(12,489)	(17,334)
Borrowings under term loan	—	—	252,000
Borrowings under revolving commitment	476,000	1,070,000	43,000
Repayments of term loan	—	(55,000)	(245,000)
Repayments of revolving commitment	(572,000)	(577,000)	(150,000)
Payment of dividends	(297,989)	(264,348)	(211,618)
Cash paid for common stock purchased	(11,606)	(315,013)	(7,065)
Other financing activities, net	4,641	4,430	—
Net cash (used in) financing activities	(440,708)	(149,420)	(336,017)
Effect of exchange rate changes on cash	(4,908)	2,428	(5,727)
Net (decrease) increase in cash and cash equivalents	(14,195)	8,479	(9,955)
Cash and cash equivalents at beginning of period	103,825	95,346	105,301
Cash and cash equivalents at end of period	$89,630	$103,825	$95,346
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,559	$19,239	$4,162
Cash paid for income taxes, net	$145,638	$159,154	$119,573
Non-cash additions to operating lease right-of-use assets	$210,282	$146,558	$122,149
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2024 2023, and 2022, Rollins, Inc. and Subsidiaries
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Segment Reporting—During 2024, we reorganized our operational leadership and management reporting structure. As a result of the reorganization, we reevaluated our segment reporting and determined that we have three operating segments and three goodwill reporting units. We continue to operate under one reportable segment which contains our residential, commercial, and termite service offerings.
Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. Refer to Note 20, Subsequent Events for further details.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, accrued insurance, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and financed receivable reserves, inventory (materials and supplies) valuation, employee benefit plans, income tax contingency accruals and valuation allowances, contingency accruals, goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature. The results of operations for the year ended December 31, 2024 are not necessarily indicative of results for future years.
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
Pest control services - Rollins provides pest control services to protect residential and commercial properties from common pests, including rodents and insects. Pest control generally consists of assessing a customer’s property for conditions that invite pests, addressing current infestations, and stopping the life cycle to prevent future invaders. Revenue from pest control services is recognized as services are rendered.
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
Maintenance/monitoring/inspection - In connection with the initial service offerings, Rollins provides recurring maintenance, monitoring or inspection services to help protect customers’ property from any future sign of termite activities after the original treatment. This recurring service is a service-type warranty under ASC 606, “Revenue from Contracts with Customers,” as it is routinely sold and purchased separately from the initial treatment services and is typically purchased or renewed annually.
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
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record unearned revenue when revenue is recognized subsequent to billing. Unearned revenue mainly relates to the Company’s termite baiting offering, conventional renewals, and year-in-advance pest control services for which we have been paid in advance and earn the revenue when we transfer control of the product or perform the service. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. Refer to Note 3, Revenue for further information, including changes in unearned revenue for the year.
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
Advertising—Advertising costs are charged to sales, general and administrative expense during the period in which they are incurred.

Years ended December 31,	2024	2023	2022
(in thousands)
Advertising	$119,573	$115,987	$102,959
Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.
The Company’s $89.6 million of total cash at December 31, 2024 is held at various banking institutions. Approximately $48.5 million is held in cash by foreign subsidiaries and the remaining $41.1 million is held at domestic banks. The Company has not incurred any losses in these accounts.

At December 31,	2024	2023
(in thousands)
Cash held in foreign bank accounts	$48,504	$52,141
Rollins maintains adequate liquidity and capital resources, without regard to its foreign deposits, that are directed to finance domestic operations and obligations and to fund expansion of its business for the foreseeable future.

Marketable Securities—From time to time, the Company maintains investments held by various financial institutions. The Company’s investment policy does not allow investment in any securities rated less than “investment grade” by national rating services.
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
The Company had no other marketable securities other than those held in the defined benefit pension plan and the non-qualified deferred compensation plan at December 31, 2024 and 2023. See Note 11 for further details.
Materials and Supplies—Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method.
Other Current Assets—Other current assets include prepaid expenses, the current portion of capitalized costs to obtain a contract, divestiture receivables and an international bond investment.
Cloud Computing Costs—The Company capitalizes software license fees and implementation costs associated with cloud hosting arrangements that are service contracts. These amounts are included in other current assets and other assets in the accompanying balance sheets. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract or based on the expected utilization of the asset and commences once the module or component is ready for its intended use.
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
Goodwill and Other Intangible Assets—In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other,” the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the reporting unit level annually on October 1st. Such impairment tests for goodwill include comparing the fair value of the appropriate reporting unit with its carrying value. If the fair value of the reporting unit is below the carrying value, the Company recognizes a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company performs impairment tests for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value.
The Company completed its most recent annual impairment analysis as of October 1, 2024. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated. There were no goodwill or indefinite-lived intangible asset impairments recognized in the years ended December 31, 2024, 2023, and 2022.
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
Stock-Based Compensation—The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Time-lapsed restricted stock awards and restricted stock units ("restricted shares") have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan. In addition, in 2023 and 2024, performance share units (“PSUs”) were granted to the Company’s executive officers. The PSUs will vest and convert to shares of common stock at the end of a three-year performance period upon the Company’s successful achievement of certain financial and market performance goals. The Company issues new shares from its authorized but unissued share pool.
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
Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, minimum pension liability adjustments, and unrealized gains and losses on available for sale securities.
Franchising Program—The Company has franchise programs through Orkin, Critter Control and its Australian subsidiaries. We had a total of 140 domestic franchise agreements as of December 31, 2024. International franchise agreements totaled 87 as of December 31, 2024. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.

Combined domestic and international revenues from Orkin, Critter Control and Australia franchises were $16.9 million, $16.5 million and $15.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total franchising revenues were less than 1.0% of the Company’s annual revenues for each of the three years.
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
Recent Accounting Guidance
Recently adopted accounting standards
In 2024, the Company adopted FASB ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. Refer to Note 19. Segment and Geographical Information for further details.
Accounting standards issued but not yet adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the Accounting Standards Codification ("ASC") to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new ASU on its disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses (DISE)", which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

2.    ACQUISITIONS
2024 Acquisitions
The Company made 44 acquisitions during 2024. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total preliminary consideration as follows (in thousands):

2024
Cash	$1,671
Accounts receivable, net	4,954
Materials and supplies	1,053
Other current assets	446
Equipment and property	8,251
Goodwill	97,914
Customer contracts	72,509
Trademarks & tradenames	1,566
Other intangible assets	2,609
Current liabilities	(2,167)
Unearned revenue	(1,289)
Other assets and liabilities, net	(4,764)
Assets acquired and liabilities assumed	$182,753
Included in the total consideration of $182.8 million are acquisition holdback liabilities and other contingent consideration of $20.9 million, as well as $3.1 million of notes payable issued as consideration.
The Company also made payments of $0.4 million related to prior year acquisitions during the year ended December 31, 2024.
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

The Fox acquisition was accounted for as a business combination. The valuation of the Fox acquisition was performed by a third-party valuation specialist under our management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2024 and are summarized in the table below (in thousands):

Fox Pest Control
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox for $339.5 million. Included in the total consideration were cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that were based on Fox's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the year ended December 31, 2024, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our consolidated statement of income.
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
Included in the total consideration of $76.7 million were acquisition holdback liabilities of $7.8 million.
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
3.    REVENUE
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the following tables. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	2024	2023	2022
(in thousands)
United States	$3,143,372	$2,853,321	$2,498,363
Other countries	245,336	219,957	197,460
Total Revenues	$3,388,708	$3,073,278	$2,695,823
Revenue from external customers, classified by significant product and service offerings, was as follows:

(in thousands)	2024	2023	2022
Residential revenue	$1,535,104	$1,409,872	$1,207,089
Commercial revenue	1,125,964	1,024,176	920,625
Termite completions, bait monitoring, renewals, & ancillary	688,186	605,533	535,494
Franchise revenues	16,935	16,475	15,590
Other revenues	22,519	17,222	17,025
Total Revenues	$3,388,708	$3,073,278	$2,695,823

Changes in unearned revenues were as follows:

	Year Ended December 31,
	2024	2023
(in thousands)
Beginning balance	$210,059	$187,994
Deferral of unearned revenue	267,100	253,776
Recognition of unearned revenue	(253,287)	(231,711)
Ending balance	$223,872	$210,059
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes both unearned revenue and revenue that will be billed and recognized in future periods. The Company has no material contracted but not yet recognized revenue as of December 31, 2024 or December 31, 2023.
At December 31, 2024 and December 31, 2023, the Company had long-term unearned revenue of $43.0 million and $37.7 million, respectively. Unearned short-term revenue is recognized over the next 12-month period. We recognized $172.4 million and $158.1 million of revenue in the years ended December 31, 2024 and December 31, 2023, respectively, that was included in the balance of unearned revenue at the beginning of each respective fiscal year. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2034.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of December 31, 2024, we have $23.4 million of unamortized capitalized costs to obtain a contract, of which $19.3 million is recorded within other current assets and $4.1 million is recorded within other assets on our consolidated statement of financial position. During the year ended December 31, 2024, we recorded approximately $22.1 million amortization of capitalized costs, which is recorded within sales, general and administrative expense on our consolidated statement of income. As of December 31, 2023, we had $22.0 million of unamortized capitalized costs to obtain a contract, of which $15.3 million was recorded within other current assets and $6.7 million was recorded within other assets on our consolidated statement of financial position. During the year ended December 31, 2023, we recorded $8.6 million amortization of capitalized costs.
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
Financed receivables are generally written-off when deemed uncollectible or when 180 days have elapsed since the date of the last full contractual payment. The Company’s write-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for expected credit losses. Gross write-offs as a percentage of average financed receivables were 8.1% and 9.2% for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

The Company offers 90 days same-as-cash financing to some customers based on their creditworthiness. Interest is not recognized until the 91st day at which time it is calculated retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2024, there were immaterial accounts greater than 180 days past due.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the years ended December 31, 2024, 2023, and 2022.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2021	$13,885	$3,985	$17,870
Provision for expected credit losses	13,701	5,740	19,441
Write-offs charged against the allowance	(18,861)	(4,757)	(23,618)
Recoveries collected	5,348	—	5,348
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	16,309	10,551	26,860
Write-offs charged against the allowance	(20,397)	(9,917)	(30,314)
Recoveries collected	5,812	—	5,812
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	22,695	11,331	34,026
Write-offs charged against the allowance	(24,819)	(9,167)	(33,986)
Recoveries collected	6,097	920	7,017
Balance at December 31, 2024	$19,770	$8,686	$28,456
The following is a summary of the past due financed receivables:

At December 31,	2024	2023
(in thousands)
30-59 days past due	$4,473	$4,454
60-89 days past due	2,256	2,837
90 days or more past due	4,329	4,813
Total	$11,058	$12,104

The following is a summary of percentage of gross financed receivables:

At December 31,	2024	2023
Current	91.9%	89.7%
30-59 days past due	3.3%	3.8%
60-89 days past due	1.6%	2.4%
90 days or more past due	3.2%	4.1%
Total	100.0%	100.0%
5.    EQUIPMENT AND PROPERTY, NET
Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2024	2023
(in thousands)
Buildings	$54,600	$51,339
Operating equipment	145,973	144,723
Furniture and fixtures	25,383	22,035
Computer equipment and systems	259,992	247,681
	485,948	465,778
Less: accumulated depreciation	(382,266)	(360,421)
	103,682	105,357
Land	21,157	21,304
Equipment and property, net	$124,839	$126,661
Included in computer equipment and systems at December 31, 2024 and 2023, are costs for internal use software of $160.4 million and $153.4 million, respectively. The related accumulated depreciation was $137.1 million and $127.5 million at December 31, 2024 and 2023, respectively.
Included in equipment and property, net at December 31, 2024 and 2023, are fixed assets held in foreign countries of $14.0 million, and $12.0 million, respectively.
Total depreciation expense was approximately $34.1 million in 2024, $33.3 million in 2023 and $35.6 million in 2022.
6.    LEASES
The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC Topic 842, “Leases” not to include short-term leases with a duration of 12 months or less on the balance sheet. As of December 31, 2024 and 2023, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands, except Other Information)		Years Ended December 31,
Components of Lease Expense	Financial Statement Classification	2024	2023	2022
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$16,618	$14,753	$12,693
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	133,420	110,627	97,764
Total lease expense		$150,038	$125,380	$110,457

Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$132,588	$109,631	$96,700

Other Information
Weighted-average remaining lease term - operating leases		4.4 Yrs	4.8 Yrs
Weighted-average discount rate - operating leases		4.30%	3.99%
Lease Commitments
Future minimum lease payments, including assumed exercise of renewal options at December 31, 2024 were as follows:

(in thousands)
2025	$137,395
2026	121,355
2027	88,654
2028	46,532
2029	19,748
Thereafter	49,934
Total future minimum lease payments	463,618
Less: amount representing interest	(46,400)
Total future minimum lease payments, net of interest	$417,218
Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $181.2 million for building leases and $282.4 million for vehicle leases. As of December 31, 2024, the Company had additional future obligations of $20.8 million for leases that had not yet commenced.

 7.    GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $1.2 billion as of December 31, 2024 and $1.1 billion as of December 31, 2023. Goodwill increased for the year ended December 31, 2024 primarily due to acquisitions.
The changes in the carrying amount of goodwill for the twelve months ended December 31, 2024 and 2023 were as follows (in thousands):

Goodwill:
Balance at December 31, 2022	$846,704
Additions	224,014
Measurement adjustments	—
Dispositions	(2,466)
Adjustments due to currency translation and other	2,058
Balance at December 31, 2023	1,070,310
Additions	97,914
Measurement adjustments	464
Adjustments due to currency translation and other	(7,603)
Balance at December 31, 2024	$1,161,085
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
The carrying amount and accumulated amortization for customer contracts were as follows:

December 31,	2024	2023
(in thousands)
Customer contracts	$671,242	$625,920
Less: accumulated amortization	(288,150)	(239,768)
Customer contracts, net	$383,092	$386,152
Trademarks and tradenames are amortized on a straight-line basis over the period of their useful lives. The Company has determined these assets have useful lives between 7 and 20 years. The Company also has non-amortizable, indefinite-lived tradenames of $137.8 million and $139.7 million as of December 31, 2024 and 2023, respectively.
The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

December 31,	2024	2023
(in thousands)
Trademarks and tradenames	$162,375	$161,301
Less: accumulated amortization	(12,480)	(9,933)
Trademarks and tradenames, net	$149,895	$151,368
Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.

The carrying amount and accumulated amortization for other intangible assets were as follows:

December 31,	2024	2023
(in thousands)
Other intangible assets	$26,507	$26,973
Less: accumulated amortization	(17,905)	(18,759)
Other intangible assets, net	$8,602	$8,214
Total amortization expense was approximately $79.2 million in 2024, $66.5 million in 2023 and $55.7 million in 2022.
Estimated amortization expense for the existing carrying amount of customer contracts and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2025	$80,127
2026	77,120
2027	73,457
2028	62,299
2029	48,399
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
As of December 31, 2024 and 2023, the Company had investments in international bonds of $8.2 million and $10.2 million, respectively. These bonds are accounted for as available for sale securities and are level 2 assets under the fair value hierarchy. At December 31, 2024, $1.0 million was included in other current assets and $7.2 million was included in other assets. At December 31, 2023, $1.0 million was included in other current assets and $9.2 million was included in other assets. The bonds are recorded at fair market value with unrealized gains or losses included in other comprehensive income. During the years ended December 31, 2024, 2023 and 2022, unrealized gains or losses included in other comprehensive income were insignificant.
At December 31, 2024 and 2023, respectively, the Company had $21.0 million and $46.1 million of acquisition holdback and earnout liabilities with the former owners of acquired companies. Acquisition earnouts are generally earned by achieving certain levels of revenue growth while maintaining certain profit margins. The earnout liabilities are discounted to reflect the expected probability of payout, and both earnout and holdback liabilities are discounted to their net present value on the Company’s books and are considered Level 3 liabilities.

The table below presents a summary of the changes in fair value for these liabilities.

(in thousands)
Acquisition holdback and earnout liabilities at December 31, 2022	$13,496
New acquisitions and measurement adjustments	44,548
Payouts	(12,489)
Interest and fair value adjustments	2,981
Charge offset, forfeit and other	(2,432)
Acquisition holdback and earnout liabilities at December 31, 2023	46,104
New acquisitions and measurement adjustments	21,052
Payouts	(43,948)
Interest and fair value adjustments	(1,099)
Charge offset, forfeit and other	(1,101)
Acquisition holdback and earnout liabilities at December 31, 2024	$21,008
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
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The ratio is calculated as of the last day of the fiscal quarter most recently ended. The Credit Agreement also contains provisions permitting a future environmental, social and governance amendment, subject to certain terms and conditions contained therein, by which pricing may be adjusted pursuant to the Company's performance measured against certain sustainability-linked metrics. The Company is in compliance with applicable financial debt covenants as of December 31, 2024.
As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Credit Facility. Borrowings under the Credit Facility are presented under the long-term debt caption of our consolidated balance sheet, net of $1.7 million in unamortized debt issuance costs as of December 31, 2024. The aggregate effective interest rate on the debt outstanding as of December 31, 2024 was 5.5%.

The Company maintains $72.0 million in letters of credit as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $71.7 million as of December 31, 2023. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
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
Defined Contribution 401(k) Savings Plan
The Company sponsors a defined contribution 401(k) Savings Plan (the “Plan”) that is available to a majority of the Company’s full-time employees the first day of the calendar quarter following completion of three months of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1000 hours in that year. The Plan provides for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which includes commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $35.8 million, $32.9 million and $29.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, 2023, and 2022 approximately 28.4%, 30.4%, and 30.6%, respectively, of the fair value of plan assets consisted of Rollins, Inc. common stock. Total administrative fees paid by the Company for the Plan were insignificant for each of the years ended December 31, 2024, 2023 and 2022.
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

At December 31, 2024, the Deferred Compensation Plan had 73 life insurance policies with a net face value of $50.7 million compared to 75 policies with a face value of $48.4 million at December 31, 2023. The cash surrender value of these life insurance policies was $27.6 million and $25.5 million at December 31, 2024 and 2023, respectively. These policies are valued using the NAV practical expedient.
The following table presents our non-qualified deferred compensation plan assets using the fair value hierarchy as of December 31, 2024 and 2023.

(in thousands)	Level 1	Level 2	Level 3	NAV	Total
December 31, 2024	$25	$—	$—	$27,558	$27,583
December 31, 2023	$25	$—	$—	$25,461	$25,486
Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in money market funds.
Total expense related to deferred compensation was $0.3 million, $0.3 million, and $1.1 million in 2024, 2023, and 2022, respectively. The Company had $27.6 million and $25.5 million in deferred compensation assets as of December 31, 2024 and 2023, respectively, included within other assets on the Company’s consolidated statements of financial position and $18.9 million and $19.8 million in deferred compensation liability as of December 31, 2024 and 2023, respectively, located within other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.
12.    COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, environmental and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results (including claims that we are responsible for termite damage to a structure), and claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related cases and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations or claims related to the operation of our retirement benefit plans. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
13. STOCKHOLDERS' EQUITY
During the year ended December 31, 2024, the Company paid $298.1 million, or $0.615 per share, in cash and stock dividends compared to $264.3 million, or $0.540 per share, during the same period in 2023.
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
The Company did not repurchase shares on the open market during the years ended December 31, 2024 and 2023.
The Company repurchases shares from employees for the payment of their taxes on restricted shares that have vested. The Company repurchased $11.6 million and $10.8 million during the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, the Company issued $4.8 million and $2.0 million of shares to employees in connection with the Employee Stock Purchase Plan ("ESPP") discussed below.
Stock Compensation Plans
Time-Lapsed Restricted Shares and Performance Share Unit Awards
Time-lapsed restricted share awards and restricted stock units (“restricted shares”) have been issued to officers and other employees, and annual share awards are made to non-employee directors, under the Company’s Employee Stock Incentive Plan. Additionally, in 2023 and 2024, performance share units ("PSUs") were granted to the Company's executive officers. The PSUs will vest and convert to shares of common stock at the end of a three-year performance period upon the Company's successful achievement of certain financial and market performance goals.
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
The Company issued time-lapsed restricted shares and PSUs of 0.7 million, 0.7 million, and 0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company issues new shares from its authorized but unissued share pool. At December 31, 2024, approximately 4.6 million shares of the Company’s common stock were reserved for issuance.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

(in thousands)	2024	2023	2022
Restricted shares and PSUs:
Compensation expense	$28,795	$24,222	$20,816
The total income tax benefit related to stock-based compensation awards recognized in income was $5.5 million, $5.2 million, and $4.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, $55.3 million and $50.0 million, respectively, of total unrecognized compensation cost related to restricted shares and PSUs are expected to be recognized over a weighted average period of approximately 3.1 years and 2.8 years at December 31, 2024 and 2023, respectively.
The following table summarizes information on unvested awards outstanding as of December 31, 2024, 2023 and 2022.

(number of shares in thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	2,596	$26.16
Forfeited	(90)	26.37
Vested	(675)	19.99
Granted	854	30.12
Unvested as of December 31, 2022	2,685	$28.97
Forfeited	(98)	29.83
Vested	(840)	26.87
Granted	678	36.10
Unvested as of December 31, 2023	2,425	$31.66
Forfeited	(113)	35.19
Vested	(758)	29.87
Granted	873	40.39
Performance Attainment Adjustment	62	36.30
Unvested as of December 31, 2024	2,489	$35.46
Employee Stock Purchase Plan
On April 26, 2022, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions during six-month offering periods. Initially, a maximum of 1,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 90% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first offering period for the ESPP began on July 1, 2022. The Company recorded compensation expense of $1.2 million, $0.4 million, and $0.4 million in connection with the ESPP for the years ended December 31, 2024, 2023, and 2022, respectively. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our consolidated statements of income.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Available for Sale Securities	Total
Balance at December 31, 2021	$(322)	$(16,089)	$—	$(16,411)
Change during 2022:
Before-tax amount	—	(14,215)	(936)	(15,151)
Tax (expense) benefit	—	—	—	—
Other comprehensive (loss) income	—	(14,215)	(936)	(15,151)
Balance at December 31, 2022	(322)	(30,304)	(936)	(31,562)
Change during 2023:
Before-tax amount	(290)	4,816	206	4,732
Tax (expense) benefit	75	—	—	75
Other comprehensive loss	(215)	4,816	206	4,807
Balance at December 31, 2023	(537)	(25,488)	(730)	(26,755)
Change during 2024:
Before-tax amount	—	(17,318)	146	(17,172)
Tax (expense) benefit	—	293	—	293
Other comprehensive income (loss)	—	(17,025)	146	(16,879)
Balance at December 31, 2024	$(537)	$(42,513)	$(584)	$(43,634)
15. INCOME TAXES
For the years ended December 31, income from continuing operations before income taxes consisted of the following:

(in thousands)	2024	2023	2022
Income before income taxes
Domestic	$592,704	$548,428	$465,991
Foreign	37,526	37,829	32,926
Total income from continuing operations before income taxes	$630,230	$586,257	$498,917
For the years ended December 31, the Company’s income tax provision consisted of the following:

	2024	2023	2022
(in thousands)
Current:
Federal	$126,246	$112,647	$92,793
State	36,328	33,516	26,786
Foreign	11,613	12,781	9,144
Total current tax expense	174,187	158,944	128,723
Deferred:
Federal	(6,848)	(2,349)	(333)
State	(2,336)	(2,925)	2,011
Foreign	(1,152)	(2,370)	(83)
Total deferred tax (benefit) expense	(10,336)	(7,644)	1,595
Total income tax provision	$163,851	$151,300	$130,318

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

	2024	2023	2022
(in thousands)
Income tax at statutory rate	$132,348	$123,114	$104,773
State income tax expense (net of federal benefit)	26,854	24,167	22,750
Foreign tax rate differential	2,071	1,948	1,907
Tax on unremitted earnings	355	1,408	549
Federal tax credits	(1,296)	(1,362)	(616)
Permanent items	2,773	2,239	445
Other reconciling items	746	(214)	510
Total income tax provision	$163,851	$151,300	$130,318
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
(in thousands)
Deferred tax assets:
Employee compensation and benefits	$15,146	$15,451
Unearned revenues	15,243	13,998
Insurance reserves	29,773	24,152
Lease liabilities	118,382	90,486
Non-amortizable intangible assets	7,792	6,883
Other deferred tax assets	16,415	14,944
Total deferred tax assets	202,751	165,914
Valuation allowance	(7,792)	(6,883)
Net deferred tax assets	$194,959	$159,031
Deferred tax liabilities:
Fixed assets and depreciation	$9,599	$12,430
Intangible assets	93,872	81,194
Right of use assets	102,299	81,971
Other deferred tax liabilities	—	—
Total deferred tax liabilities	$205,770	$175,595
Net deferred taxes
Deferred tax assets	4,841	2,294
Deferred tax liabilities	(15,652)	(18,858)
Net deferred taxes	$(10,811)	$(16,564)
Deferred tax assets are included in "Other assets" and deferred tax liabilities are included in "Other long-term accrued liabilities" on the balance sheet.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2024, the Company increased its valuation allowance by approximately $0.9 million related to deferred tax assets on intangible assets held in Australia. The Company does not expect to recognize such deferred tax assets as it expects to continue its operations in Australia for the foreseeable future and the related intangible assets are not amortizable for tax purposes in Australia.

The changes in the Company’s valuation allowance for deferred tax assets are as follows:

(in thousands)
December 31, 2022	$—
Charged to income tax expense	962
Charged to other accounts	5,921
December 31, 2023	6,883
Charged to income tax expense	909
Charged to other accounts	—
December 31, 2024	$7,792
As of December 31, 2024, the Company has no net operating loss carryforwards in any federal, state, or foreign jurisdictions. The Company has a $0.2 million foreign tax credit carryforward which if not fully utilized will expire in 2026. The Company also has state tax credit carryforwards of $1.3 million which will begin to expire in 2026 if not fully utilized.
We intend to continue to grow the business in the international markets where we have a presence. As of December 31, 2024, we assert that foreign cash earnings in excess of working capital and cash needed for strategic investments and acquisitions are not intended to be indefinitely reinvested offshore and we have included the tax effects of such current and/or future repatriations, including applicable state taxes and foreign withholding tax of such cash earnings in these financial statements. Any non-cash unremitted earnings in our foreign subsidiaries are considered to be permanently reinvested and deferred taxes have not been provided on these earnings.
The total amount of unrecognized tax benefits as of December 31, 2024 that, if recognized, would affect the effective tax rate is $1.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2024	2023	2022
(in thousands)
Unrecognized tax benefits at beginning of year	$1,784	$1,394	$1,018
Additions for tax positions of prior years	—	653	376
Reductions for tax positions of prior years	(39)	(263)	—
Settlements with taxing authorities	(161)	—	—
Unrecognized tax benefits at end of year	$1,584	$1,784	$1,394

As of December 31, 2024, the Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.4 million over the next 12 months as it relates to U.S. federal and foreign jurisdictions.
The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.6 million, $0.6 million and $0.2 million as of December 31, 2024, 2023 and 2022, respectively.
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company is under examination in certain state jurisdictions for years ranging from 2019 through 2021. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to determine whether the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

16. RELATED PARTY TRANSACTIONS
Aircraft and Administrative Arrangements
In 2014, P.I.A. LLC, a company then owned by our late Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for company use of the aircraft for business purposes. P.I.A. LLC is now owned by a trust for the benefit of the late Mr. Rollins’ family. The Company terminated the lease in 2024. The Company paid $100 per month in rent for the leased aircraft, and all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company had the priority right to use of the aircraft on business days, and Rollins family members and guests had the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During 2024, the Company did not use the aircraft, but paid $500 in rent during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, the Company paid or incurred approximately $0.6 million, and $0.3 million in rent and operating costs under the Aircraft Time Sharing Agreement, respectively.
In August 2023, GWRG450, LLC (“GWR LLC”), a company wholly-owned by Gary W. Rollins, purchased a Gulfstream 450 aircraft (the “G450”). In connection with the G450 purchase, the Company entered a lease arrangement with GWR LLC to lease the G450 for corporate purposes from time to time. That lease arrangement was superseded and replaced effective January 1, 2024 with a Non-Exclusive Part 91 (Dry) Aircraft Lease Agreement between the Company and GWR, LLC (the “Dry Lease”). Pursuant to the Dry Lease, the Company has access to the aircraft for business purposes. The Company pays GWR, LLC an hourly flight rent with a minimum charge per use of $15,000 per round trip with a minimum annual rental commitment of $300,000. In addition, as consideration for access to the aircraft, the Company pays $300,000 of its annual maintenance charges, a portion of costs for the maintenance contractor and the state and local sales tax on the rental payments. The Dry Lease expires on June 30, 2025 unless sooner terminated or extended pursuant to its terms. The Company paid $0.6 million to GWR LLC for the year ended December 31, 2024 pursuant to the Dry Lease.
Pursuant to a Pilot Sharing Agreement (the “Pilot Sharing Agreement”), amended September 30, 2024, among the Company, LOR, and Mr. Gary W. Rollins ("GWR"): (1) the Company agrees to provide pilot services and training to LOR and GWR to operate aircraft they own directly or indirectly, (2) LOR agrees to reimburse the Company for 50% of the pilot services and training, and (3) LOR agrees to reimburse the Company for the pilot expenses for the LOR aircraft. Charges to LOR under the Pilot Sharing Agreement totaled $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Pursuant to the Administrative Services Agreement (the “Administrative Services Agreement”) among the Company, LOR and GWR LLC, the Company provides certain services to LOR and GWR LLC. Among other fees, LOR and GWR LLC each agree to pay for a third of all aircraft hanger related expenses, and LOR agrees to pay a hut rental fee. The Company also provides accounting services and accounts payable services related to all aviation activities and employs or contracts for pilots for all such aircraft. Charges to LOR and GWR LLC for rent and administrative services totaled $2.2 million, $1.1 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The foregoing aircraft and administrative services arrangements were previously approved by the Company’s Nominating and Corporate Governance Committee.
Related Party Franchise Agreement
On each of December 1, 2019 and October 1, 2024, Orkin, a subsidiary of the Company entered into a franchise agreement with Wilson Pest Management, Inc. The franchises are owned 100% by John Wilson IV. The Company received a total of approximately $0.2 million during each of the years ended December 31, 2024, 2023 and 2022, respectively. John Wilson IV is the son of John F. Wilson, Executive Chairman of the Company. The Company's Nominating and Corporate Governance Committee approved the agreements in accordance with its Related Party Transactions policy.
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
On June 5 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with LOR and LOR paid $1.5 million to the Company and upon closing the Offering, LOR paid $3.5 million to the Company pursuant to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company will pay all costs, fees and expenses incident to the Company’s performance or compliance with the Registration Rights Agreement with respect to a total of five (5) requested offerings, and thereafter, LOR will be responsible for all such expenses in connection with any subsequent offering. These cash receipts were included in other financing activities in our consolidated statement of cash flows.
In connection with the Offering, LOR entered into a lock-up agreement with the Underwriters for a period of 365 days from the pricing date of the Offering, during which time LOR was restricted from engaging in certain transactions with respect to its shares of the Company’s common stock. The Offering was made pursuant to the Company’s existing registration statement on Form S-3, previously filed with the SEC and declared effective by the SEC on June 22, 2023, as supplemented by the prospectus supplement dated September 6, 2023, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended.
The Underwriting Agreement contains customary representations, warranties and covenants of the Company and LOR and also provides for customary indemnification by each of the Company, LOR and the Underwriters against certain liabilities. The foregoing description of the Underwriting Agreement is not meant to be a complete description and is qualified in its entirety by the Underwriting Agreement.
17. RESTRUCTURING COSTS
During 2023, the Company executed a restructuring program to modernize its workforce. These changes were primarily across corporate-related functions and enabled us to make more strategic improvements in our support functions. As a result of this program, the Company incurred $5.2 million in restructuring costs, consisting mainly of one-time termination benefits, including severance and outplacement services, stock-based compensation, and other benefits-related costs. These costs are recorded within restructuring costs in our consolidated statement of income. As of December 31, 2023, the Company had accrued restructuring costs of $2.1 million, which are included in accrued compensation and related liabilities in our consolidated balance sheet. No such costs were incurred during 2024 and as of December 31, 2024 we have no remaining obligation associated with this program.
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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands, except per share data):

Year Ended December 31,	2024	2023	2022
Net income available to stockholders	$466,379	$434,957	$368,599
Less dividends paid:
Common stock	(296,818)	(263,016)	(210,509)
Time-lapse restricted awards	(1,313)	(1,332)	(1,109)
Undistributed earnings for the period	$168,248	$170,609	$156,981
Allocation of undistributed earnings:
Common stock	$167,507	$169,687	$156,123
Time-lapse restricted awards	741	859	823
Restricted stock units	—	63	35
Weighted-average shares outstanding:
Weighted-average outstanding common shares	482,117	487,480	489,719
Add participating securities:
Weighted-average time-lapse restricted awards	2,132	2,469	2,581
Total weighted-average shares outstanding – basic	484,249	489,949	492,300
Dilutive effect of restricted stock units	46	181	113
Total weighted-average shares outstanding – diluted	484,295	490,130	492,413

Basic earnings per share:
Common stock:
Distributed earnings	$0.62	$0.54	$0.43
Undistributed earnings	0.34	0.35	0.32
	$0.96	$0.89	$0.75
Diluted earnings per share:
Common stock:
Distributed earnings	$0.62	$0.54	$0.43
Undistributed earnings	0.34	0.35	0.32
	$0.96	$0.89	$0.75
19. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates under one reportable segment which contains our residential, commercial, and termite service offerings. The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate of growth investments and the allocation of budget between cost categories. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31:

(in thousands)	2024	2023	2022
Revenue	$3,388,708	$3,073,278	$2,695,823

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	1,048,992	953,600	850,615
Materials and supplies	212,296	197,825	175,402
Insurance and claims	68,326	60,390	50,726
Fleet expenses	131,898	127,390	117,035
Other cost of services provided (1)	141,685	130,666	114,621
Total cost of services provided (exclusive of depreciation and amortization below)	1,603,197	1,469,871	1,308,399

Sales, general and administrative:
Selling and marketing expenses	427,916	375,805	324,935
Administrative employee expenses	313,814	291,772	263,547
Insurance and claims	41,434	37,946	30,464
Fleet expenses	33,580	31,415	29,686
Other sales, general and administrative (2)	198,323	178,295	154,078
Total sales, general and administrative	1,015,067	915,233	802,710

Restructuring costs	—	5,196	—
Depreciation and amortization	113,220	99,752	91,326
Interest expense, net	27,677	19,055	2,638
Other income, net	(683)	(22,086)	(8,167)
Income tax expense	163,851	151,300	130,318
Net income	$466,379	$434,957	$368,599

1) Other cost of services provided includes facilities costs, professional services, maintenance and repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance and repairs, software license costs, bad debt expense, and other administrative expenses.

See the consolidated financial statements for other financial information regarding the Company’s reportable segment. See Note 3, Revenue for further information on revenue.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the consolidated statements of financial position were located as follows:

December 31,	2024	2023
(in thousands)
United States	$503,767	$422,340
International	35,546	27,711

20. SUBSEQUENT EVENTS
Quarterly Dividend
On January 22, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.165 payable March 10, 2025 to stockholders of record at the close of business February 25, 2025. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has a Disclosure Committee, consisting of certain members of management to assist our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) in preparing the disclosures required under the SEC rules and to help confirm that the Company’s disclosure controls and procedures are properly implemented. The Disclosure Committee meets on a quarterly basis and otherwise as may be necessary.
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to confirm that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 37. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report on page 38.
Changes in Internal Controls—There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On February 11, 2025, the Company’s Human Capital Management and Compensation Committee approved the following: (1) Change-in-Control and Restrictive Covenant Agreements with certain of its executive officers, including Jerry E. Gahlhoff, Jr., Kenneth D. Krause, and Elizabeth B. Chandler; (2) Indemnification Agreements with each of its executive officers and directors; and (3) an Amended and Restated Deferred Compensation Plan. The following description of these agreements and plan is a summary only and is qualified by reference to the form of agreements and plan themselves, which are filed as Exhibits 10.15, 10.6, and 10.7 hereto, respectively.
1.Each Change-in-Control and Restrictive Covenant Agreement provides that:
•In the event of a termination of the executive officer’s employment by the Company without “cause” or by the executive for “good reason”, in either case within twenty-four (24) months following a “change in control,” as such terms are defined in the agreement, the executive officer will be eligible to receive the following benefits, subject to his or her execution and non-revocation of a release of claims and compliance with the restrictive covenants outlined below:
◦a lump sum cash severance payment equal to a multiple of the executive officer’s base salary and target cash bonus (3x for the Chief Executive Officer; 2x for the Chief Financial Officer; and 1.5x for the Chief Legal Officer),

◦a pro-rated bonus payment for the year of termination,
◦payment of employer-portion of health plan premium for 18 months, and
◦vesting of performance share units based on assumed achievement of target level of performance.
•The executive officer will be subject to certain restrictive covenants following his or her termination of employment for any reason, including:
◦restrictions on the disclosure and use of confidential information,
◦2-year post-employment non-competition covenant,
◦2-year post-employment non-solicitation of protected customers covenant,
◦2-year post-employment non-recruitment of employees and independent contractors covenant, and
◦a non-disparagement obligation.
2.Each Indemnification Agreement provides that:
•In general, the Company will, to the extent permitted by applicable law and subject to certain limitations, indemnify the executive officer or director against all costs, expenses, liabilities and losses actually and reasonably incurred or suffered in connection with any threatened, pending or completed action, suit, arbitration or proceeding or any inquiry or investigation the defense or settlement of any civil, criminal, administrative, or investigative action, suit, or proceeding to which he or she is or may become a party or a witness or other participant based upon, arising from, relating to, or by reason of the fact that he or she is, was, shall be, or shall have been a director and/or officer of the Company or is or was serving, shall serve, or shall have served at the request of the Company as a director, officer, partner, trustee, employee, or agent.
•The Indemnification Agreement does not exclude any other rights to indemnification or advancement of expenses to which the executive officer or director may be entitled, including any rights arising under the Company’s articles, by-laws, law, agreement, policy of insurance or similar protection, vote of stockholders or directors.
3.Amended and Restated Deferred Compensation Plan
•The Plan provides Participants, which include all of our executive officers, with the right to elect to defer Annual Regular Compensation up to 50% and/or Annual Bonus Payments up to 85%.
•For each payment of Annual Regular Compensation or Annual Bonus Payment from which a Participant elects to have amounts deferred under the Plan, the Plan Committee shall credit to the Participant’s Company Match Account an amount equal to fifty percent (50%) of the amount of such deferrals subject to a maximum annual match credit of three percent (3%) of such payment of Annual Regular Compensation or Annual Bonus Payment, respectively.

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Elizabeth B. Chandler Chief Legal Officer, General Counsel and Corporate Secretary	October 25, 2024	April 25, 2025	Net shares of Company common stock obtained upon vesting of 20,377 shares subject to currently unvested restricted stock grants	Sales to occur on or after February 21, 2025, if certain limit prices are met and if restricted stock has vested
If all net shares of Company common stock obtained upon vesting of 20,377 shares subject to currently unvested restricted stock grants are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

Thomas D. Tesh Chief Administrative Officer	December 9, 2024	May 30, 2025	5,763 shares of Company common stock	Sales to occur on or after March 10, 2025, if certain limit prices are met and if restricted stock has vested	If all 5,763 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item, except that set forth below regarding the Company’s code of ethics and insider trading policy, will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or by the following business day.
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
The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or by the following business day.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or by the following business day.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
Information concerning certain relationships and related party transactions and director independence will be included in the Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or by the following business day.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services will be included in the Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or by the following business day.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements, Financial Statement Schedule and Exhibits.
1.Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.All schedules have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.
3.Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
10.1*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.2*	Offer Letter dated July 25, 2022, between Kenneth D. Krause and the Company	10-Q	October 27, 2022	10.19
10.3*	Credit Agreement, dated as of February 24, 2023, among Rollins, as borrower, certain other subsidiaries of Rollins from time to time party thereto as borrowers, each lender from time to time party thereto and JPMorgan Chase, N.A., as administrative agent.	8-K	February 27, 2023	10.1
10.4*	Registration Rights Agreement, dated as of June 5, 2023 between Rollins, Inc. and LOR, Inc.	S-3	June 5, 2023	4.11
10.5*	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors				X
10.6*	Form of Change-in-Control Severance and Restrictive Covenant Agreement entered into by the registrant with each of its executive officers				X
10.7*	Rollins, Inc. Amended and Restated Deferred Compensation Plan				X
10.8*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.9*	Form of Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-Q	October 27, 2022	10.18
10.10*	Form of Rollins, Inc. Performance Share Unit Award Agreement	10-K	February 15, 2024	10.1
10.11*	Form of 2024 Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-K	February 15, 2024	10.23
10.12*	Form of 2024 Rollins Inc. Performance Share Unit Award Agreement	10-K	February 15, 2024	10.24
10.13*	Form of 2025 Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons				X

10.14*	Form of 2025 Rollins Inc. Performance Share Unit Award Agreement				X
10.15*	Rollins, Inc. 2024 Executive Bonus Agreement–Gary W. Rollins	10-K	February 15, 2024	10.11
10.16*	Rollins, Inc. 2024 Executive Bonus Agreement–John F. Wilson	10-K	February 15, 2024	10.14
10.17*	Rollins, Inc. 2024 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.	10-K	February 15, 2024	10.12
10.18*	Rollins, Inc. 2024 Executive Bonus Agreement–Kenneth D. Krause	10-K	February 15, 2024	10.13
10.19*	Rollins, Inc. 2024 Executive Bonus Agreement–Elizabeth B. Chandler	10-K	February 15, 2024	10.15
10.20*	Rollins, Inc. 2025 Executive Bonus Agreement–John F. Wilson				X
10.21*	Rollins, Inc. 2025 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.				X
10.22*	Rollins, Inc. 2025 Executive Bonus Agreement–Kenneth D. Krause				X
10.23*	Rollins, Inc. 2025 Executive Bonus Agreement–Elizabeth B. Chandler				X
10.24*	Rollins, Inc. 2025 Executive Bonus Agreement–Thomas D. Tesh				X
19.1	Rollins, Inc. Insider Trading Policy				X
21	Subsidiaries of Registrant				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
24	Powers of Attorney for Directors				X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Rollins, Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023	10-K	February 15, 2024	97.10
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLINS, INC.

By:	/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jerry E. Gahlhoff, Jr.	By:	/s/ Kenneth D. Krause
	Jerry E. Gahlhoff, Jr.		Kenneth D. Krause
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	February 13, 2025	Date:	February 13, 2025

By:	/s/ Traci Hornfeck
Traci Hornfeck
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 13, 2025
The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Jerry E. Gahlhoff, Jr. their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Executive Chairman Emeritus
John F. Wilson, Executive Chairman of the Board
Louise S. Sams, Lead Director
Susan R. Bell, Director
Donald P. Carson, Director
Jerry E. Gahlhoff, Director
Patrick J. Gunning, Director
Gregory B. Morrison, Director
Pamela R. Rollins, Director
P. Russell Hardin, Director
/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
As Attorney-in-Fact & Director
February 13, 2025

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
The following documents are filed as part of this report.