Form 10-Q
period 2025-03-31
ROLLINS INC
filed 2025-04-24
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,646,456 shares of its $1 par value Common Stock outstanding as of April 14, 2025.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024
(in thousands except share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$201,177	$89,630
Trade receivables, net of allowance for expected credit losses of $23,699 and $19,770, respectively	194,105	196,081
Financed receivables, short-term, net of allowance for expected credit losses of $2,589 and $2,536, respectively	38,898	40,301
Materials and supplies	41,249	39,531
Other current assets	80,542	77,080
Total current assets	555,971	442,623
Equipment and property, net of accumulated depreciation of $390,827 and $382,266, respectively	123,754	124,839
Goodwill	1,178,704	1,161,085
Customer contracts, net	375,786	383,092
Trademarks & tradenames, net	150,519	149,895
Other intangible assets, net	8,508	8,602
Operating lease right-of-use assets	422,683	414,474
Financed receivables, long-term, net of allowance for expected credit losses of $6,527 and $6,150, respectively	91,843	89,932
Other assets	40,790	45,153
Total assets	$2,948,558	$2,819,695
LIABILITIES
Accounts payable	$53,075	$49,625
Accrued insurance - current	44,981	54,840
Accrued compensation and related liabilities	88,898	122,869
Unearned revenues	191,162	180,851
Operating lease liabilities - current	127,456	121,319
Other current liabilities	131,247	115,658
Total current liabilities	636,819	645,162
Accrued insurance, less current portion	70,551	61,946
Operating lease liabilities, less current portion	298,126	295,899
Long-term debt	485,451	395,310
Other long-term accrued liabilities	101,859	90,785
Total liabilities	1,592,806	1,489,102
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,619,254 and 484,372,303 shares issued and outstanding, respectively	484,619	484,372
Additional paid in capital	149,086	155,205
Accumulated other comprehensive loss	(37,941)	(43,634)
Retained earnings	759,988	734,650
Total stockholders’ equity	1,355,752	1,330,593
Total liabilities and stockholders’ equity	$2,948,558	$2,819,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Customer services	$822,504	$748,349
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	400,134	365,558
Sales, general and administrative	250,513	223,057
Depreciation and amortization	29,209	27,310
Total operating expenses	679,856	615,925
OPERATING INCOME	142,648	132,424
Interest expense, net	5,796	7,725
Other (income) expense, net	(692)	61
CONSOLIDATED INCOME BEFORE INCOME TAXES	137,544	124,638
PROVISION FOR INCOME TAXES	32,296	30,244
NET INCOME	$105,248	$94,394
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.19
Weighted average shares outstanding – basic	484,414	484,131
Weighted average shares outstanding – diluted	484,434	484,318
DIVIDENDS PAID PER SHARE	$0.165	$0.150
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands)
(unaudited)

	Three Months Ending March 31,
	2025	2024
NET INCOME	$105,248	$94,394
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,231	(5,774)
Pension settlement	493	—
Unrealized (loss) gain on available for sale securities	(31)	57
Other comprehensive income (loss), net of tax	5,693	(5,717)
Comprehensive income	$110,941	$88,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net Income	—	—	—	—	105,248	105,248
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	5,231	—	5,231
Pension settlement	—	—	—	493	—	493
Unrealized loss on available for sale securities	—	—	—	(31)	—	(31)
Cash dividends	—	—	—	—	(79,910)	(79,910)
Stock compensation	541	541	8,258	—	—	8,799
Shares withheld for payment of employee taxes	(294)	(294)	(14,377)	—	—	(14,671)
Balance at March 31, 2025	484,619	$484,619	$149,086	$(37,941)	$759,988	$1,355,752

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net Income	—	—	—	—	94,394	94,394
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(5,774)	—	(5,774)
Unrealized gain on available for sale securities	—	—	—	57	—	57
Cash dividends	—	—	—	—	(72,589)	(72,589)
Stock compensation	414	414	6,767	—	—	7,181
Shares withheld for payment of employee taxes	(264)	(264)	(11,076)	—	—	(11,340)
Balance at March 31, 2024	484,230	$484,230	$127,531	$(32,472)	$588,207	$1,167,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$105,248	$94,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,209	27,310
Stock-based compensation expense	8,799	7,181
Provision for expected credit losses	10,730	7,693
Gain on sale of assets, net	(692)	(368)
Provision for deferred income taxes	12,470	—
Other operating activities, net	358	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,766)	(6,400)
Financing receivables	(506)	(1,822)
Materials and supplies	(1,117)	(2,286)
Other current assets	(3,069)	(8,867)
Accounts payable and accrued expenses	(25,292)	(9,396)
Unearned revenue	10,202	13,691
Other long-term assets and liabilities	8,318	6,303
Net cash provided by operating activities	146,892	127,433
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(27,191)	(47,132)
Capital expenditures	(6,781)	(7,171)
Proceeds from sale of assets	1,405	712
Other investing activities, net	—	1,126
Net cash used in investing activities	(32,567)	(52,465)
FINANCING ACTIVITIES
Payment of contingent consideration	(1,193)	(1,474)
Issuance of senior notes	492,215	—
Borrowings under revolving commitment	11,000	110,000
Repayments of revolving commitment	(408,000)	(90,000)
Payment of debt issuance costs	(5,428)	—
Payment of dividends	(79,910)	(72,589)
Cash paid for common stock purchased	(14,671)	(11,340)
Other financing activities, net	1,375	1,149
Net cash used in financing activities	(4,612)	(64,254)
Effect of exchange rate changes on cash	1,834	(1,568)
Net increase in cash and cash equivalents	111,547	9,146
Cash and cash equivalents at beginning of period	89,630	103,825
Cash and cash equivalents at end of period	$201,177	$112,971
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,107	$8,707
Cash paid for income taxes, net	$5,853	$5,591
Non-cash additions to operating lease right-of-use assets	$41,751	$45,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of Securities and Exchange Commission ("SEC") regulation S-X, and therefore do not include all information and footnotes required by U.S. GAAP for complete financial statements. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2024. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2024 Annual Report on Form 10-K.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards issued but not yet adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new ASU on its disclosures.
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 3.    ACQUISITIONS
2025 Acquisitions
The Company made 4 acquisitions during the three months ended March 31, 2025. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are included in the reconciliation of the total preliminary consideration as follows (in thousands):

March 31, 2025
Cash	$94
Accounts receivable	466
Materials and supplies	554
Other current assets	232
Equipment and property	1,008
Goodwill	16,031
Customer contracts	11,326
Trademarks & tradenames	533
Other intangible assets	400
Current liabilities	(63)
Unearned revenue	(27)
Other assets and liabilities, net	(1,639)
Assets acquired and liabilities assumed	$28,915
Included in the total consideration of $28.9 million are acquisition holdback liabilities of $4.7 million.
The Company also made payments of $3.1 million for prior year acquisitions during the three months ended March 31, 2025.
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
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$763,350	$693,860
Other countries	59,154	54,489
Total Revenues	$822,504	$748,349

ROLLINS, INC. AND SUBSIDIARIES
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Residential revenue	$356,313	$329,338
Commercial revenue	284,357	258,114
Termite completions, bait monitoring, & renewals	172,130	152,060
Franchise revenues	3,770	3,961
Other revenues	5,934	4,876
Total Revenues	$822,504	$748,349
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended March 31, 2025 and 2024 was $67.0 million and $61.9 million. Changes in unearned revenue were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$223,872	$210,059
Deferral of unearned revenue	76,506	74,796
Recognition of unearned revenue	(67,013)	(61,888)
Ending balance	$233,365	$222,967
As of March 31, 2025 and December 31, 2024, the Company had long-term unearned revenue of $42.2 million and $43.0 million, respectively, recorded in other long-term accrued liabilities. Unearned short-term revenue is recognized over the next 12-month period. We recognized $45.2 million and $43.1 million of revenue in the quarters ended March 31, 2025 and 2024, respectively, that was included in the balance of unearned revenue at the beginning of each respective fiscal year. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2035.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of March 31, 2025, we have $16.8 million of unamortized capitalized costs to obtain a contract, of which $14.8 million is recorded within other current assets and $2.0 million is recorded within other assets on our condensed consolidated statement of financial position. As of December 31, 2024, we had $23.4 million of unamortized capitalized costs to obtain a contract, of which $19.3 million was recorded within other current assets and $4.1 million was recorded within other assets on our condensed consolidated statement of financial position. During the three months ended March 31, 2025 and 2024, we recorded approximately $7.1 million and $3.8 million, respectively, of amortization of capitalized costs, which is recorded within sales, general and administrative expense on our condensed consolidated statement of income.
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

ROLLINS, INC. AND SUBSIDIARIES
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2025 and 2024.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,429	146	1,575
Balance at March 31, 2024	$14,865	$6,256	$21,121

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$1,161,085
Additions	16,031
Measurement adjustments	(627)
Adjustments due to currency translation and other	2,215
Balance at March 31, 2025	$1,178,704

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$662,885	$(287,099)	$375,786	$671,242	$(288,150)	$383,092	3-20
Trademarks and tradenames	24,327	(13,534)	10,793	24,559	(12,480)	12,079	7-20
Other intangible assets	27,040	(18,532)	8,508	26,507	(17,905)	8,602	3-20
Total amortizable intangible assets	$714,252	$(319,165)	$395,087	$722,308	$(318,535)	$403,773

Indefinite-lived intangible assets			139,726			137,816
Total customer contracts and other intangible assets			$534,813			$541,589
Amortization expense related to intangible assets was $20.8 million and $18.7 million for the three months ended March 31, 2025 and 2024, respectively. Customer contracts and other amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of March 31, 2025 are as follows:

(in thousands)
2025 (excluding the three months ended March 31, 2025)	$60,954
2026	78,811
2027	74,925
2028	63,767
2029	49,867
NOTE 7.    DEBT
Components of debt were as follows (in thousands):

	March 31, 2025	December 31, 2024
2035 Senior Notes	$500,000	$—
Revolving Credit Facility	—	397,000
Total debt	$500,000	$397,000

Less: Unamortized debt discount	(7,612)	—
Less: Unamortized debt issuance costs	(6,937)	(1,690)

Total Long-term debt	$485,451	$395,310
Long-term Debt
2035 Senior Notes
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million, and paid approximately $5.4 million for debt issuance costs. The interest is payable semi-annually in arrears on February 24 and

ROLLINS, INC. AND SUBSIDIARIES
August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as defined below, as well as for general corporate purposes.
The 2035 Senior Notes are senior unsecured obligations of the Company and, at the time of issuance, were guaranteed by the Company’s subsidiaries that were guarantors under its Revolving Credit Facility, provided for by the Credit Agreement defined below. Subsequent to the issuance of the 2035 Senior Notes, and described further below, we amended our Credit Agreement to release the Company's subsidiaries as guarantors.
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of March 31, 2025.
The effective interest rate of our 2035 Senior Notes was 5.6% as of March 31, 2025.
Revolving Credit Facility
In February 2023, the Company entered into a credit agreement (the "Credit Agreement") with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (in such capacity, the “Administrative Agent”).
In March 2025, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment No 1”), among the Company, JPMorgan Chase, and the lenders party thereto, which amended the Credit Agreement with, among others, the Company and the Administrative Agent. The Amendment No. 1, among other things, released each of Orkin, LLC, Northwest Exterminating Co., LLC, Clark Pest Control of Stockton, Inc. and Hometeam Pest Defense, Inc. (collectively, the “Existing Guarantors”) as guarantors under the Credit Agreement. Following the release of the Existing Guarantors from their guarantees of the obligations under the Credit Agreement, no subsidiary of the Company guarantees the obligations under the Credit Agreement.
The Credit Agreement provides for a $1.0 billion revolving credit facility ("Revolving Credit Facility"), which may be denominated in U.S. Dollars and other currencies, subject to a $400 million foreign currency sublimit. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028.
Loans under the Credit Agreement bear interest, at Rollins’ election, at (i) for loans denominated in U.S. Dollars, (A) an alternate base rate (subject to a floor of 0.00%), which is the greatest of (x) the prime rate publicly announced from time to time by JPMorgan Chase, (y) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate, plus 50 basis points, and (z) Adjusted Term SOFR for a one month interest period, plus a margin ranging from 0.00% to 0.50% per annum based on Rollins’ consolidated total net leverage ratio; or (B) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero, plus a margin ranging from 1.00% to 1.50% per annum based on Rollins’ consolidated total net leverage ratio; and (ii) for loans denominated in other currencies, such interest rates as set forth in the Credit Agreement.
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of March 31, 2025.
As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.

ROLLINS, INC. AND SUBSIDIARIES
Short-term Debt
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes. As of March 31, 2025, there were no outstanding borrowings under the commercial paper program.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of March 31, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
NOTE 8.    FAIR VALUE MEASUREMENT
Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:
•Level 1: observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2: inputs other than quoted prices in active markets in Level 1 that are either directly or indirectly observable; and
•Level 3: unobservable inputs for which little or no market data exists.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Debt Securities
As of March 31, 2025 and December 31, 2024, we had investments in international bonds of $8.1 million and $8.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets in our condensed consolidated statement of financial position. The unrealized gain or loss activity during the three months ended March 31, 2025 and 2024 was not significant.
Contingent Consideration
As of March 31, 2025 and December 31, 2024, the Company had $25.0 million and $21.0 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered Level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$21,008	$46,104
New acquisitions and measurement adjustments	4,730	6,664
Payouts	(1,193)	(1,474)
Interest and fair value adjustments	20	534
Charge offset, forfeit and other	440	30
Ending balance	$25,005	$51,858

ROLLINS, INC. AND SUBSIDIARIES
Other Fair Value Disclosures
The carrying amount of cash and cash equivalents, trade and financed receivables, accounts payable, and short-term liabilities approximate fair value due to their short-term nature. The carrying amounts of borrowings outstanding under our Revolving Credit Facility approximate fair value, as interest rates are variable and reflective of market rates.
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	March 31, 2025		December 31, 2024
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$496,795	$485,451	$—	$—
NOTE 9.    CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended March 31, 2025, the Company paid $79.9 million, or $0.165 per share, in cash dividends compared to $72.6 million, or $0.150 per share, during the same period in 2024.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $14.7 million and $11.3 million in connection with employee tax obligations during the three month periods ended March 31, 2025 and 2024, respectively.
The Company did not repurchase shares on the open market during the three months ended March 31, 2025 and March 31, 2024.
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense	$8,799	$7,181
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
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Weighted-average outstanding common shares	482,581	481,877
Add participating securities:
Weighted-average time-lapse restricted awards	1,833	2,254
Total weighted-average shares outstanding – basic	484,414	484,131
Dilutive effect of restricted stock units and PSUs	20	187
Weighted-average shares outstanding – diluted	484,434	484,318
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $32.3 million and $30.2 million for the three months ended March 31, 2025 and 2024, respectively.
The Company’s effective tax rate decreased to 23.5% in the first quarter of 2025 compared with 24.3% in the first quarter of 2024. The lower rate for the quarter was primarily due to increased benefits from stock-based compensation.
NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates under one reportable segment which contains our residential, commercial, and termite service offerings. The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key

ROLLINS, INC. AND SUBSIDIARIES
operating decisions, such as the determination of the rate of growth investments and the allocation of budget between cost categories. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$822,504	$748,349

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	261,724	238,529
Materials and supplies	48,491	44,786
Insurance and claims	16,524	17,644
Fleet expenses	36,857	30,697
Other cost of services provided (1)	36,538	33,902
Total cost of services provided (exclusive of depreciation and amortization below)	$400,134	$365,558

Sales, general and administrative:
Selling and marketing expenses	98,250	82,911
Administrative employee expenses	81,481	75,778
Insurance and claims	10,004	10,526
Fleet expenses	9,403	7,765
Other sales, general and administrative (2)	51,375	46,077
Total sales, general and administrative	$250,513	$223,057

Depreciation and amortization	29,209	27,310
Interest expense, net	5,796	7,725
Other income, net	(692)	61
Income tax expense	32,296	30,244
Net income	$105,248	$94,394

1) Other cost of services provided includes facilities costs, professional services, maintenance and repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance and repairs, software license costs, bad debt expense, and other administrative expenses.

See the consolidated financial statements for other financial information regarding the Company’s reportable segment. See Note 4, Revenue for further information on revenue.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

	March 31, 2025	December 31, 2024
(in thousands)
United States	$509,937	$503,767
International	36,500	35,546

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Saela Acquisition
On April 2, 2025, the Company acquired 100% of Saela Holdings, LLC (“Saela”) for $200 million, subject to post-closing adjustments related to the assets and liabilities of Saela at closing, plus $15 million of contingent consideration that will be paid upon the attainment of future growth and profitability levels. The acquisition is expected to be accounted for as a business combination and the assets acquired and liabilities assumed will be measured at fair value as of the acquisition date. The initial purchase price allocation is not complete as of the date of this filing. We funded this acquisition using cash on hand and borrowings under the commercial paper program.
Quarterly Dividend
On April 22, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.165 per share payable on June 10, 2025 to shareholders of record at the close of business on May 12, 2025.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended March 31, 2025:
•First quarter revenues were $822.5 million, an increase of 9.9% over the first quarter of 2024 with organic revenues* increasing 7.4%. The stronger dollar versus foreign currencies in countries where we operate reduced revenues by 40 basis points during the quarter.
•Quarterly operating income was $142.6 million, an increase of 7.7% over the first quarter of 2024. Quarterly operating margin was 17.3%, a decrease of 40 basis points versus the first quarter of 2024. Adjusted operating income* was $146.9 million, an increase of 6.7% over the prior year. Adjusted operating income margin* was 17.9%, a decrease of 50 basis points compared to the prior year.
•Adjusted EBITDA* was $171.9 million, an increase of 6.9% over the prior year. Adjusted EBITDA margin* was 20.9%, a decrease of 60 basis points versus the first quarter of 2024.
•Quarterly net income was $105.2 million, an increase of 11.5% over the prior year. Adjusted net income* was $107.9 million, an increase of 9.7% over the prior year.
•Quarterly EPS was $0.22 per diluted share, a 15.8% increase over the prior year EPS of $0.19. Adjusted EPS* was $0.22 per diluted share, an increase of 10.0% over the prior year.
•Operating cash flow was $146.9 million for the quarter, an increase of 15.3% compared to the prior year. The Company invested $27.2 million in acquisitions, $6.8 million in capital expenditures, and paid dividends totaling $79.9 million.
Demand remains favorable to start the second quarter and the pipeline of acquisition activity remains healthy. Although we continue to navigate a highly uncertain macroeconomic environment, we believe we are well positioned to continue to deliver strong results in 2025.
We remain focused on driving 7% to 8% organic revenue growth while adding 3% to 4% of inorganic revenue growth for 2025. We continue to focus on improving the efficiency of our business model while investing in programs aimed at growing our business across our service offerings.
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
Additionally, the Company continues to monitor ongoing changes to global trade policies, including the imposition of tariffs. The broader economic impact of these policies is uncertain, and while we may experience changes in fleet-related expenses and materials and supplies, we do not expect to be materially affected.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are

ROLLINS, INC. AND SUBSIDIARIES
of a normal recurring nature but are complicated by the continued uncertainty surrounding these economic trends. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
The extent to which these economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.
RESULTS OF OPERATIONS
Quarter ended March 31, 2025 compared to quarter ended March 31, 2024

	Three Months Ended March 31,
			Variance
(in thousands, except per share data)	2025	2024	$	%
GAAP Metrics
Revenues	$822,504	$748,349	$74,155	9.9%
Gross profit (1)	$422,370	$382,791	$39,579	10.3%
Gross profit margin (1)	51.4%	51.2%		20	bps
Operating income	$142,648	$132,424	$10,224	7.7%
Operating income margin	17.3%	17.7%		(40)	bps
Net income	$105,248	$94,394	$10,854	11.5%
EPS	$0.22	$0.19	$0.03	15.8%
Operating cash flow	$146,892	$127,433	$19,459	15.3%

Non-GAAP Metrics
Adjusted operating income (2)	$146,861	$137,689	$9,172	6.7%
Adjusted operating margin (2)	17.9%	18.4%		(50)	bps
Adjusted net income (2)	$107,868	$98,357	$9,511	9.7%
Adjusted EPS (2)	$0.22	$0.20	$0.02	10.0%
Adjusted EBITDA (2)	$171,857	$160,783	$11,074	6.9%
Adjusted EBITDA margin (2)	20.9%	21.5%		(60)	bps
Free cash flow (2)	$140,111	$120,262	$19,849	16.5%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(unaudited, in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$822,504	100.0%	$748,349	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	261,724	31.8%	238,529	31.9%
Materials and supplies	48,491	5.9%	44,786	6.0%
Insurance and claims	16,524	2.0%	17,644	2.4%
Fleet expenses	36,857	4.5%	30,697	4.1%
Other cost of services provided (1)	36,538	4.4%	33,902	4.5%
Total cost of services provided (exclusive of depreciation and amortization below)	$400,134	48.6%	$365,558	48.8%

Sales, general and administrative:
Selling and marketing expenses	98,250	11.9%	82,911	11.1%
Administrative employee expenses	81,481	9.9%	75,778	10.1%
Insurance and claims	10,004	1.2%	10,526	1.4%
Fleet expenses	9,403	1.1%	7,765	1.0%
Other sales, general and administrative (2)	51,375	6.2%	46,077	6.2%
Total sales, general and administrative	$250,513	30.5%	$223,057	29.8%

Depreciation and amortization	29,209	3.6%	27,310	3.6%
Interest expense, net	5,796	0.7%	7,725	1.0%
Other expense (income), net	(692)	(0.1)%	61	—%
Income tax expense	32,296	3.9%	30,244	4.0%
Net income	$105,248	12.8%	$94,394	12.6%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the first quarter ended March 31, 2025 and March 31, 2024, respectively:
Revenues for the quarter ended March 31, 2025 were $822.5 million, an increase of $74.2 million, or 9.9%, from 2024 revenues of $748.3 million. The increase in revenues was driven by demand from our customers across all major service offerings, partially offset by foreign currency headwind of 40 basis points, primarily related to the Canadian Dollar. Organic revenue* growth was 7.4% with acquisitions adding 2.5% in the quarter. Residential pest control revenue increased 8.2%, commercial pest control revenue increased 10.2% and termite and ancillary services grew 13.2% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 5.7% in residential, 7.4% in commercial, and 11.1% in termite and ancillary activity, despite having one less business day in the quarter ended March 31, 2025 compared to the same quarter in 2024.
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
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following table:

	Consolidated Net Revenues
(in thousands)	2025	2024	2023
First Quarter	$822,504	$748,349	$658,015
Second Quarter	—	891,920	820,750
Third Quarter	—	916,270	840,427
Fourth Quarter	—	832,169	754,086
Year to date	$822,504	$3,388,708	$3,073,278
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended March 31, 2025 was $422.4 million, an increase of $39.6 million, or 10.3%, compared to $382.8 million for the quarter ended March 31, 2024. Gross margin improved 20 basis points to 51.4% in 2025 compared to 51.2% in 2024, as pricing more than offset inflationary pressures. We saw leverage across a number of cost categories, including 10 basis points in each of employee expenses and materials and supplies, with the most significant leverage in insurance and claims of 40 basis points. This was partially offset by 40 basis points of higher fleet expenses associated with our leased vehicles due to higher lease costs.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended March 31, 2025, sales, general and administrative ("SG&A") expenses were $250.5 million, an increase of $27.5 million, or 12.3%, compared to the quarter ended March 31, 2024.
As a percentage of revenue, SG&A increased 70 basis points to 30.5% from 29.8% in the prior year. Selling and marketing costs have increased by 80 basis points as we continue to invest in growth initiatives, including advertising. This was partially offset by leverage associated with lower administrative costs and insurance and claims costs.
Depreciation and Amortization
For the quarter ended March 31, 2025, depreciation and amortization increased $1.9 million, or 7.0%, compared to the quarter ended March 31, 2024. The increase was due to higher amortization of intangible assets from acquisitions.
Operating Income
For the quarter ended March 31, 2025, operating income increased $10.2 million, or 7.7%, compared to the prior year.
As a percentage of revenue, operating income was 17.3%, a decrease of 40 basis points compared to the first quarter of 2024. Operating margin declined mostly due to investments in growth initiatives and higher fleet costs, partially offset by leverage in insurance and claims, administrative costs, employee expenses, and materials and supplies.
Interest Expense, Net
During the quarter ended March 31, 2025, interest expense, net decreased $1.9 million compared to the prior year due to both a lower average outstanding debt balance compared to the same quarter in the prior year and a lower average interest rate on our borrowings. For full year 2025, we expect to incur a higher level of interest expense compared to 2024 due to a higher level of acquisition activity. We expect to incur between $8.0 million to $10.0 million of interest expense in the second quarter of 2025.
Other Income, Net
During the quarter ended March 31, 2025, other income increased $0.8 million primarily due to higher gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 23.5% in the first quarter of 2025 and 24.3% in the first quarter of 2024. The lower rate for the quarter was primarily due to increased benefits from stock-based compensation. We expect the effective tax rate to approximate 26% for 2025.

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
The Company has used the following non-GAAP financial measures in this Form 10-Q:
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
Adjusted operating income and adjusted operating margin
Adjusted operating income and adjusted operating margin are calculated by adding back to net income those expenses resulting from the amortization of certain intangible assets, adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control, and restructuring costs related to restructuring and workforce reduction plans. Adjusted operating margin is calculated as adjusted operating income divided by revenues. Management uses adjusted operating income and adjusted operating margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.
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
EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin and adjusted incremental EBITDA margin
EBITDA is calculated by adding back to net income depreciation and amortization, interest expense, net, and provision for income taxes. EBITDA margin is calculated as EBITDA divided by revenues. Adjusted EBITDA and adjusted EBITDA margin are calculated by further adding back those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control, restructuring costs related to restructuring and workforce reduction plans, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses. Management uses EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Management uses incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Management uses adjusted incremental EBITDA margin as a measure

ROLLINS, INC. AND SUBSIDIARIES
of operating performance because this measure allows the Company to compare performance consistently over various periods.
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
Adjusted sales, general, and administrative ("SG&A")
Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control. Management uses adjusted SG&A to compare SG&A expenses consistently over various periods.
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

	Three Months Ended March 31,
			Variance
	2025	2024	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$822,504	$748,349	74,155	9.9
Revenues from acquisitions	(18,550)	—	(18,550)	2.5
Organic revenues	$803,954	$748,349	55,605	7.4

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$356,313	$329,338	26,975	8.2
Residential revenues from acquisitions	(8,366)	—	(8,366)	2.5
Residential organic revenues	$347,947	$329,338	18,609	5.7

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$284,357	$258,114	26,243	10.2
Commercial revenues from acquisitions	(7,032)	—	(7,032)	2.8
Commercial organic revenues	$277,325	$258,114	19,211	7.4

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$172,130	$152,060	20,070	13.2
Termite and ancillary revenues from acquisitions	(3,152)	—	(3,152)	2.1
Termite and ancillary organic revenues	$168,978	$152,060	16,918	11.1

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Income Margin
Operating income	$142,648	$132,424
Fox acquisition-related expenses (1)	4,213	5,265
Adjusted operating income	$146,861	$137,689	9,172	6.7
Revenues	$822,504	$748,349
Operating income margin	17.3%	17.7%
Adjusted operating margin	17.9%	18.4%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$105,248	$94,394
Fox acquisition-related expenses (1)	4,213	5,265
Gain on sale of assets, net (2)	(692)	61
Tax impact of adjustments (3)	(901)	(1,363)
Adjusted net income	$107,868	$98,357	9,511	9.7
EPS - basic and diluted	$0.22	$0.19
Fox acquisition-related expenses (1)	0.01	0.01
Gain on sale of assets, net (2)	—	—
Tax impact of adjustments (3)	—	—
Adjusted EPS - basic and diluted (4)	$0.22	$0.20	0.02	10.0
Weighted average shares outstanding – basic	484,414	484,131
Weighted average shares outstanding – diluted	484,434	484,318

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$105,248	$94,394
Depreciation and amortization	29,209	27,310
Interest expense, net	5,796	7,725
Provision for income taxes	32,296	30,244
EBITDA	$172,549	$159,673	12,876	8.1
Fox acquisition-related expenses (1)	—	1,049
Gain on sale of assets, net (2)	(692)	61
Adjusted EBITDA	$171,857	$160,783	11,074	6.9
Revenues	$822,504	$748,349	74,155
EBITDA margin	21.0%	21.3%
Incremental EBITDA margin			17.4%
Adjusted EBITDA margin	20.9%	21.5%
Adjusted incremental EBITDA margin			14.9%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$146,892	$127,433
Capital expenditures	(6,781)	(7,171)
Free cash flow	$140,111	$120,262	19,849	16.5
Free cash flow conversion	133.1%	127.4%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2025	2024
Reconciliation of SG&A to Adjusted SG&A

SG&A	$250,513	$223,057
Fox acquisition-related expenses (1)	—	1,049
Adjusted SG&A	$250,513	$222,008

Revenues	$822,504	$748,349
Adjusted SG&A as a % of revenues	30.5%	29.7%

	Period Ended March 31, 2025	Period Ended December 31, 2024
Reconciliation of Long-term Debt and Net Income to Leverage Ratio

Long-term debt (5)	$500,000	$397,000
Operating lease liabilities (6)	425,582	417,218
Cash adjustment (7)	(181,059)	(80,667)
Adjusted net debt	$744,523	$733,551

Net income	477,233	466,379
Depreciation and amortization	115,119	113,220
Interest expense, net	25,748	27,677
Provision for income taxes	165,903	163,851
Operating lease cost (8)	141,057	133,420
Stock-based compensation expense	31,602	29,984
Adjusted EBITDAR	$956,662	$934,531

Leverage ratio	0.8x	0.8x

(1) Consists of expenses resulting from the amortization of certain intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisition of Fox Pest Control ("Fox"). While we exclude such expenses in this non-GAAP measure, the revenue from the acquired company is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Consists of the gain or loss on the sale of non-operational assets.
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(5) As of March 31, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes and no outstanding borrowings under the Revolving Credit Facility. The Company’s borrowings are presented under the long-term debt caption of our condensed consolidated balance sheet, net of a $7.6 million unamortized discount and $6.9 million in unamortized debt issuance costs as of March 31, 2025.
(6) Operating lease liabilities are presented under the operating lease liabilities - current and operating lease liabilities, less current portion captions of our consolidated balance sheet.
(7) Represents 90% of cash and cash equivalents per our consolidated balance sheet as of both periods presented.
(8) Operating lease cost excludes short-term lease cost associated with leases that have a duration of 12 months or less.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $201.2 million of total cash at March 31, 2025 is held at various banking institutions. As of March 31, 2025, approximately $50.2 million is held in cash by foreign subsidiaries and the remaining $151.0 million is held at domestic banks.
We intend to continue to grow the business in the international markets where we have a presence. As it relates to our unremitted earnings in foreign jurisdictions, we assert that foreign cash earnings in excess of working capital and cash needed for strategic investments and acquisitions are not intended to be indefinitely reinvested offshore.

ROLLINS, INC. AND SUBSIDIARIES
We believe our current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, access to debt financing based on our creditworthiness, our $1 billion commercial paper program, which is backstopped by our Revolving Credit Facility, and available borrowings under our Revolving Credit Facility, will be sufficient to finance our current operations and obligations, and fund expansion of the business for the foreseeable future.
2035 Senior Notes
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million, and paid approximately $5.4 million for debt issuance costs. The interest is payable semi-annually in arrears on February 24 and August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as well as for general corporate purposes.
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes. As of March 31, 2025, there were no outstanding borrowings under the commercial paper program.
Revolving Credit Facility
In February 2023, the Company entered into a credit agreement with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (in such capacity, the “Administrative Agent”).
The Credit Agreement provides for a $1.0 billion revolving credit facility ("Revolving Credit Facility"), which may be denominated in U.S. Dollars and other currencies, subject to a $400 million foreign currency sublimit. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028.
As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of March 31, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the three month periods presented:

	Three Months Ended March 31,		Variance
(in thousands)	2025	2024	$	%
Net cash provided by operating activities	$146,892	$127,433	19,459	15.3
Net cash used in investing activities	(32,567)	(52,465)	(19,898)	(37.9)
Net cash used in financing activities	(4,612)	(64,254)	(59,642)	(92.8)
Effect of exchange rate on cash	1,834	(1,568)	3,402	N/M
Net increase in cash and cash equivalents	$111,547	$9,146	102,401	N/M
N/M - calculation not meaningful

ROLLINS, INC. AND SUBSIDIARIES
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $146.9 million and $127.4 million for the three months ended March 31, 2025 and 2024, respectively. The $19.5 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
The US Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for US federal income tax purposes in the fourth quarter of 2024. That tax payment is due in the second quarter of 2025. We expect cash flows from operating activities to be negatively impacted associated with timing of this payment and normal recurring federal income tax payments in the second quarter of 2025.
Cash Used in Investing Activities
The Company’s investing activities used $32.6 million and $52.5 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for acquisitions totaled $27.2 million for the three months ended March 31, 2025, compared to $47.1 million for the three months ended March 31, 2024. The Company invested $6.8 million in capital expenditures during the year, offset by $1.4 million in cash proceeds from the sale of assets, compared with $7.2 million of capital expenditures and $0.7 million in cash proceeds from asset sales in 2024. The Company’s investing activities were funded through existing cash balances, operating cash flows, and borrowings.
Cash Used in or Provided by Financing Activities
Cash of $4.6 million was used in financing activities during the three months ended March 31, 2025, compared with $64.3 million during the three months ended March 31, 2024. A total of $79.9 million was paid in cash dividends ($0.165 per share) during the three months ended March 31, 2025, compared to $72.6 million in cash dividends paid ($0.150 per share) during the three months ended March 31, 2024.
During the three months ended March 31, 2025, the company received proceeds of $492.2 million and paid $5.4 million of debt issuance costs related to the issuance of the 2035 Senior Notes. Those proceeds were used primarily to repay borrowings under the credit agreement. Net repayments on the credit agreement during the three months ended March 31, 2025 were $397.0 million, resulting in net incremental borrowings in the quarter of $95.2 million compared to net borrowings of $20.0 million during 2024.
During the three months ended March 31, 2025, the Company paid $1.2 million of contingent consideration, compared to $1.5 million during the three months ended March 31, 2024. The Company withheld $14.7 million and $11.3 million of common stock for the three months ended March 31, 2025 and 2024, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of March 31, 2025, 11.4 million additional shares may be purchased under the share repurchase program.
Active Shelf Registration
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

ROLLINS, INC. AND SUBSIDIARIES
CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business.We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our identified critical accounting estimates as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of our 2024 Form 10-K.
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

ROLLINS, INC. AND SUBSIDIARIES
absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•expectations with respect to our financial and business performance and strategy;
•expansion efforts and growth opportunities, including, but not limited, to organic growth and recent and future acquisitions in the United States and in foreign markets where we have a presence and integration efforts with respect to recent acquisitions;
•the impact of inflation, changing interest rates, business interruptions due to natural disasters and changes in the weather patterns, employee shortages, and supply chain issues;
•the economic impact of changes to global trade policies, including the imposition of tariffs, and changes in materials and supplies and fleet-related expenses;
•our belief that demand remains favorable and we are well positioned to continue to deliver strong results in 2025;
•expectations with respect to interest costs and the effective tax rate;
•our pipeline for acquisitions remains healthy;
•sufficiency of current cash and cash equivalents balances, future cash flows, access to debt financing based on our creditworthiness, our $1 billion commercial paper program, and available borrowings under our Revolving Credit Facility to finance our current and future operations;
•our belief that the Company has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
•our approach to capital allocation inclusive of our intent to pay cash dividends to common shareholders;
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including but not limited to the investigation by certain California governmental authorities regarding compliance with environmental regulations, claims filed under California's Private Attorneys General Act, and claims related to our enforcement of post-employment restrictive covenants will have a material adverse effect on our financial position, results of operations or liquidity; and
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements including, but not limited to, those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and may also be described from time to time in our future reports filed with the SEC.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the

ROLLINS, INC. AND SUBSIDIARIES
Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business.We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from January 1, 2025 to March 31, 2025.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
January 1 to 31, 2025	170,893	$48.99	—	11,415,625
February 1 to 28, 2025	122,902	$50.84	—	11,415,625
March 1 to 31, 2025	323	$53.78	—	11,415,625
Total	294,118		—
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of March 31, 2025, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
John F. Wilson Executive Chairman of the Board	February 27, 2025	None	70,000 shares of Company common stock	Sales to occur on or after May 29, 2025, if certain limit prices are met	Not Applicable
Jerry E. Gahlhoff, Jr. Chief Executive Officer and President	March 10, 2025	October 31, 2025	15,000 shares of Company common stock	Sales to occur on or after June 11, 2025, if certain limit prices are met	If all 15,000 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 24, 2025	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial and Accounting Officer