Form 10-Q
period 2025-06-30
ROLLINS INC
filed 2025-07-24
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,640,003 shares of its $1 par value Common Stock outstanding as of July 14, 2025.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024
(in thousands except share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$123,035	$89,630
Trade receivables, net of allowance for expected credit losses of $22,882 and $19,770, respectively	229,735	196,081
Financed receivables, short-term, net of allowance for expected credit losses of $2,840 and $2,536, respectively	43,722	40,301
Materials and supplies	43,239	39,531
Other current assets	98,176	77,080
Total current assets	537,907	442,623
Equipment and property, net of accumulated depreciation of $354,876 and $382,266, respectively	129,713	124,839
Goodwill	1,337,903	1,161,085
Customer contracts, net	424,119	383,092
Trademarks & tradenames, net	167,972	149,895
Other intangible assets, net	8,879	8,602
Operating lease right-of-use assets	418,717	414,474
Financed receivables, long-term, net of allowance for expected credit losses of $6,923 and $6,150, respectively	102,625	89,932
Other assets	52,205	45,153
Total assets	$3,180,040	$2,819,695
LIABILITIES
Short-term debt	$59,989	$—
Accounts payable	73,798	49,625
Accrued insurance - current	64,483	54,840
Accrued compensation and related liabilities	120,826	122,869
Unearned revenues	200,110	180,851
Operating lease liabilities - current	130,822	121,319
Other current liabilities	138,052	115,658
Total current liabilities	788,080	645,162
Accrued insurance, less current portion	57,706	61,946
Operating lease liabilities, less current portion	291,093	295,899
Long-term debt	485,278	395,310
Other long-term accrued liabilities	114,012	90,785
Total liabilities	1,736,169	1,489,102
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,640,136 and 484,372,303 shares issued and outstanding, respectively	484,640	484,372
Additional paid in capital	159,824	155,205
Accumulated other comprehensive loss	(22,607)	(43,634)
Retained earnings	822,014	734,650
Total stockholders’ equity	1,443,871	1,330,593
Total liabilities and stockholders’ equity	$3,180,040	$2,819,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Customer services	$999,527	$891,920	$1,822,031	$1,640,269
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	461,861	410,285	861,995	775,843
Sales, general and administrative	307,596	271,547	558,109	494,604
Depreciation and amortization	31,737	27,711	60,946	55,021
Total operating expenses	801,194	709,543	1,481,050	1,325,468
OPERATING INCOME	198,333	182,377	340,981	314,801
Interest expense, net	7,380	7,775	13,176	15,500
Other (income) expense, net	(292)	(412)	(984)	(351)
CONSOLIDATED INCOME BEFORE INCOME TAXES	191,245	175,014	328,789	299,652
PROVISION FOR INCOME TAXES	49,756	45,617	82,052	75,861
NET INCOME	$141,489	$129,397	$246,737	$223,791
NET INCOME PER SHARE - BASIC AND DILUTED	$0.29	$0.27	$0.51	$0.46
Weighted average shares outstanding – basic	484,643	484,244	484,530	484,187
Weighted average shares outstanding – diluted	484,674	484,419	484,559	484,356
DIVIDENDS PAID PER SHARE	$0.165	$0.150	$0.330	$0.300
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands)
(unaudited)

	Three Months Ending June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$141,489	$129,397	$246,737	$223,791
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,272	1,306	20,503	(4,468)
Pension settlement	—	—	493	—
Unrealized gain (loss) on available for sale securities	62	(30)	31	27
Other comprehensive income (loss), net of tax	15,334	1,276	21,027	(4,441)
Comprehensive income	$156,823	$130,673	$267,764	$219,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2025	484,619	$484,619	$149,086	$(37,941)	$759,988	$1,355,752
Net income	—	—	—	—	141,489	141,489
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	15,272	—	15,272
Unrealized gains on available for sale securities	—	—	—	62	—	62
Cash dividends	—	—	—	—	(79,463)	(79,463)
Stock compensation	25	25	10,985	—	—	11,010
Shares withheld for payment of employee taxes	(4)	(4)	(247)	—	—	(251)
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2024	484,230	$484,230	$127,531	$(32,472)	$588,207	$1,167,496
Net income	—	—	—	—	129,397	129,397
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	1,306	—	1,306
Unrealized losses on available for sale securities	—	—	—	(30)	—	(30)
Cash dividends	—	—	—	—	(72,578)	(72,578)
Stock compensation	97	97	10,589	—	—	10,686
Shares withheld for payment of employee taxes	(13)	(13)	(206)	—	—	(219)
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	246,737	246,737
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	20,503	—	20,503
Pension settlement	—	—	—	493	—	493
Unrealized gains on available for sale securities	—	—	—	31	—	31
Cash dividends	—	—	—	—	(159,373)	(159,373)
Stock compensation	566	566	19,243	—	—	19,809
Shares withheld for payment of employee taxes	(298)	(298)	(14,624)	—	—	(14,922)
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	223,791	223,791
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,468)	—	(4,468)
Unrealized gains on available for sale securities	—	—	—	27	—	27
Cash dividends	—	—	—	—	(145,167)	(145,167)
Stock compensation	511	511	17,356	—	—	17,867
Shares withheld for payment of employee taxes	(277)	(277)	(11,282)	—	—	(11,559)
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$246,737	$223,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,946	55,021
Stock-based compensation expense	19,809	15,560
Provision for expected credit losses	16,461	15,137
Gain on sale of assets, net	(984)	(781)
Provision for deferred income taxes	12,470	—
Other operating activities, net	(1,223)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(44,654)	(39,904)
Financing receivables	(12,927)	(12,523)
Materials and supplies	(2,086)	(4,142)
Other current assets	(18,062)	(30,775)
Accounts payable and accrued expenses	43,967	15,289
Unearned revenue	17,893	24,304
Other long-term assets and liabilities	(16,333)	11,571
Net cash provided by operating activities	322,014	272,548
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(253,578)	(81,654)
Capital expenditures	(13,857)	(15,867)
Proceeds from sale of assets	3,470	2,313
Other investing activities, net	874	1,587
Net cash used in investing activities	(263,091)	(93,621)
FINANCING ACTIVITIES
Payment of contingent consideration	(3,447)	(30,289)
Issuance of senior notes	492,215	—
Borrowings under revolving commitment	11,000	271,000
Borrowings under commercial paper, net	59,989	—
Repayments of revolving commitment	(408,000)	(260,000)
Payment of debt issuance costs	(5,986)	—
Payment of dividends	(159,373)	(145,167)
Cash paid for common stock purchased	(14,922)	(11,559)
Other financing activities, net	(46)	2,129
Net cash used in financing activities	(28,570)	(173,886)
Effect of exchange rate changes on cash	3,052	(2,169)
Net increase in cash and cash equivalents	33,405	2,872
Cash and cash equivalents at beginning of period	89,630	103,825
Cash and cash equivalents at end of period	$123,035	$106,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,211	$17,558
Cash paid for income taxes, net	$85,017	$93,272
Non-cash additions to operating lease right-of-use assets	$70,534	$103,235

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
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
NOTE 3.    ACQUISITIONS
Saela Pest Control Acquisition
On April 1, 2025, the Company acquired 100% of Saela Holdings, LLC ("Saela") for $207.1 million. The Company funded this acquisition using cash on hand and borrowings under the commercial paper program.
The acquisition will expand the Rollins family of brands, and management believes the acquisition will drive long-term value given Saela's attractive financial profile and complementary end market exposure.

ROLLINS, INC. AND SUBSIDIARIES
The Saela acquisition has been accounted for as a business combination, and Saela's results of operations are included in the Company's operations from the acquisition date. Saela contributed revenues of $18.9 million and net earnings of $2.7 million during the three months ended June 30, 2025.
The valuation of the Saela acquisition is being performed by a third-party valuation specialist under management’s supervision. The preliminary values of identified assets acquired and liabilities assumed for Saela are summarized as follows (in thousands):

April 1, 2025
Cash	$1,506
Accounts receivable	832
Materials and supplies	573
Operating lease right-of-use assets	991
Other current assets	414
Equipment and property	4,648
Goodwill	132,959
Customer contracts	52,200
Trademarks & tradenames	17,300
Accounts payable	(1,961)
Accrued compensation and related liabilities	(949)
Other current liabilities	(389)
Operating lease liabilities	(991)
Assets acquired and liabilities assumed	$207,133
Included in the total consideration above are cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.6 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three months ended June 30, 2025, we recognized a charge of $1.1 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. This charge is reported in sales, general and administrative expenses on our condensed consolidated statement of income.
The acquired Saela customer contracts are estimated to have a remaining useful life of 6.5 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 6, Goodwill and Intangible Assets, for further details.
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

ROLLINS, INC. AND SUBSIDIARIES
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Saela had occurred on January 1, 2024. This information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had actually occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues	$999,527	$907,560	$1,850,939	$1,667,502
Net income	140,628	132,723	253,371	226,433
This information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.
Other 2025 Acquisitions
The Company made 12 other acquisitions during the six months ended June 30, 2025. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are summarized as follows (in thousands):

June 30, 2025
Cash	$263
Accounts receivable	1,348
Materials and supplies	856
Other current assets	231
Equipment and property	5,006
Goodwill	35,120
Customer contracts	25,982
Trademarks & tradenames	887
Other intangible assets	1,253
Current liabilities	(319)
Unearned revenue	(938)
Other assets and liabilities, net	(2,551)
Assets acquired and liabilities assumed	$67,138
Included in the total consideration of $67.1 million are acquisition holdback liabilities of $8.3 million.
The Company also made payments of $2.8 million for prior year acquisitions during the six months ended June 30, 2025.
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

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$927,682	$827,839	$1,691,251	$1,521,699
Other countries	71,845	64,081	130,780	118,570
Total revenues	$999,527	$891,920	$1,822,031	$1,640,269
Revenue from external customers, classified by significant product and service offerings, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Residential revenues	$455,665	$408,414	$811,978	$737,752
Commercial revenues	320,490	287,770	604,847	545,884
Termite and ancillary revenues	211,855	186,024	383,985	338,084
Franchise revenues	3,908	4,445	7,678	8,406
Other revenues	7,609	5,267	13,543	10,143
Total revenues	$999,527	$891,920	$1,822,031	$1,640,269
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended June 30, 2025 and 2024 was $68.9 million and $63.4 million, respectively. Unearned revenue recognized in the six months ended June 30, 2025 and 2024 was $135.9 million and $125.3 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$233,365	$222,967	$223,872	$210,059
Deferral of unearned revenue	78,975	74,369	155,481	149,165
Recognition of unearned revenue	(68,881)	(63,437)	(135,894)	(125,325)
Ending balance	$243,459	$233,899	$243,459	$233,899
As of June 30, 2025 and December 31, 2024, the Company had long-term unearned revenue of $43.3 million and $43.0 million, respectively, recorded in other long-term accrued liabilities on our condensed consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. During the three and six months ended June 30, 2025, we recognized $45.2 million and $90.4 million of revenue that was included in the balance of unearned revenue at December 31, 2024. During the three and six months ended June 30, 2024, we recognized $43.1 million and $86.2 million of revenue that was included in the balance of unearned revenue at December 31, 2023. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2035.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of June 30, 2025, we have $36.3 million of unamortized capitalized costs to obtain a contract, of which $23.9 million is recorded within other current assets and $12.4 million is recorded within other assets on our condensed consolidated statements of financial position. As of December 31, 2024, we had $23.4 million of unamortized capitalized costs to obtain a contract, of

ROLLINS, INC. AND SUBSIDIARIES
which $19.3 million was recorded within other current assets and $4.1 million was recorded within other assets on our condensed consolidated statements of financial position. During the three and six months ended June 30, 2025, we recorded approximately $7.9 million and $15.0 million, respectively, of amortization of capitalized costs, which is recorded within sales, general and administrative expense on our condensed consolidated statement of income. During the three and six months ended June 30, 2024, we recorded $4.2 million and $8.0 million of amortization of capitalized costs.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2025 and 2024.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815
Provision for expected credit losses	3,031	2,700	5,731
Write-offs charged against the allowance	(5,057)	(2,339)	(7,396)
Recoveries collected	1,209	286	1,495
Balance at June 30, 2025	$22,882	$9,763	$32,645

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,428	146	1,574
Balance at March 31, 2024	$14,864	$6,256	$21,120
Provision for expected credit losses	4,503	2,941	7,444
Write-offs charged against the allowance	(4,690)	(2,985)	(7,675)
Recoveries collected	1,423	195	1,618
Balance at June 30, 2024	$16,100	$6,407	$22,507
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the six months ended June 30, 2025 (in thousands):

Balance at December 31, 2024	$1,161,085
Additions	168,079
Measurement adjustments	(1,144)
Adjustments due to currency translation and other	9,883
Balance at June 30, 2025	$1,337,903
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$722,944	$(298,825)	$424,119	$671,242	$(288,150)	$383,092	3-20
Trademarks and tradenames	25,220	(14,279)	10,941	24,559	(12,480)	12,079	7-20
Other intangible assets	28,041	(19,162)	8,879	26,507	(17,905)	8,602	3-20
Total amortizable intangible assets	$776,205	$(332,266)	$443,939	$722,308	$(318,535)	$403,773

Indefinite-lived intangible assets			157,031			137,816
Total intangible assets, excluding goodwill			$600,970			$541,589
Amortization expense related to intangible assets was $22.9 million and $19.3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $43.7 million and $38.0 million for the six months ended June 30, 2025 and 2024, respectively. Amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of June 30, 2025 are as follows:

(in thousands)
2025 (excluding the six months ended June 30, 2025)	$45,593
2026	89,189
2027	85,073
2028	73,915
2029	59,965
NOTE 7.    DEBT
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	June 30, 2025	December 31, 2024
2035 Senior Notes	$500,000	$—
Revolving Credit Facility	—	397,000
Total long-term debt	$500,000	$397,000

Less: unamortized debt discount	(7,515)	—
Less: unamortized debt issuance costs	(7,207)	(1,690)

Total long-term debt, net	$485,278	$395,310
2035 Senior Notes and Exchange Offer
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million and paid approximately $6.0 million for debt issuance costs. The interest is payable semi-annually in arrears on February 24 and August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as defined below, as well as for general corporate purposes.
The 2035 Senior Notes are senior unsecured obligations of the Company and, at the time of issuance, were guaranteed by the Company’s subsidiaries that were guarantors under its Revolving Credit Facility, provided for by the Credit Agreement defined below. Subsequent to the issuance of the 2035 Senior Notes, and described further below, we amended our Credit Agreement to release the Company's subsidiaries as guarantors, which also released them as guarantors on the 2035 Senior Notes.
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of June 30, 2025.
On May 6, 2025, we commenced an offer to exchange $500 million of the 2035 Senior Notes privately placed in February 2025 (“Initial Notes”) for the $500 million of the 2035 Senior Notes that have been registered under the Securities Act of 1933 (“Exchange Notes”). Approximately 99.6% of the $500 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes

ROLLINS, INC. AND SUBSIDIARIES
as of June 4, 2025, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights.
The effective interest rate of our 2035 Senior Notes was 5.6% as of June 30, 2025.
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
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of June 30, 2025.
As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.
Short-term Debt
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. Information with respect to our outstanding commercial paper borrowings is as follows:

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)	June 30, 2025	December 31, 2024
Outstanding borrowings (1)	$59,989	$—
Weighted average annual interest rate	4.57%	—
Weighted average remaining term	2.5 days	—
(1) Outstanding commercial paper borrowings are net of unamortized discount and are presented under the short-term debt caption of our condensed consolidated statements of financial position.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of June 30, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
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
As of June 30, 2025 and December 31, 2024, we had investments in international bonds of $7.9 million and $8.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our condensed consolidated statements of financial position. The unrealized gain or loss activity during the three and six months ended June 30, 2025 and 2024 was not significant.

ROLLINS, INC. AND SUBSIDIARIES
Contingent Consideration
As of June 30, 2025 and December 31, 2024, the Company had $40.2 million and $21.0 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s books and are considered Level 3 liabilities. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$25,005	$51,858	$21,008	$46,104
New acquisitions and measurement adjustments	16,977	3,785	21,707	10,449
Payouts	(2,254)	(33,012)	(3,447)	(34,486)
Interest and fair value adjustments	1,177	9	1,197	543
Charge offset, forfeit and other	(690)	(3)	(250)	27
Ending balance	$40,215	$22,637	$40,215	$22,637
Other Fair Value Disclosures
The carrying amount of cash and cash equivalents, trade and financed receivables, accounts payable, and short-term liabilities, including short-term borrowings under our commercial paper program, approximate fair value due to their short-term nature. The carrying amounts of borrowings outstanding under our Revolving Credit Facility approximate fair value, as interest rates are variable and reflective of market rates.
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	June 30, 2025		December 31, 2024
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$502,150	$485,278	$—	$—
NOTE 9.    CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, and regulatory and litigation matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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

ROLLINS, INC. AND SUBSIDIARIES
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
Management does not believe that any pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters could result in a charge that might be material to the results of an individual quarter or year.
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended June 30, 2025, the Company paid $79.5 million, or $0.165 per share, in cash dividends compared to $72.6 million, or $0.150 per share, during the same period in 2024. During the six months ended June 30, 2025, the Company paid $159.4 million, or $0.330 per share, in cash dividends compared to $145.2 million or $0.300 per share, during the same period in 2024.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $0.3 million and $0.2 million in connection with employee tax obligations during the three month periods ended June 30, 2025 and 2024, respectively. The Company withheld $14.9 million and $11.6 million in connection with employee tax obligations during the six month periods ended June 30, 2025 and 2024, respectively.
The Company did not repurchase shares on the open market during the three and six months ended June 30, 2025 and June 30, 2024.
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$11,010	$8,379	$19,809	$15,560
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average outstanding common shares	482,868	482,147	482,725	482,012
Add participating securities:
Weighted-average time-lapse restricted awards	1,775	2,097	1,805	2,175
Total weighted-average shares outstanding – basic	484,643	484,244	484,530	484,187
Dilutive effect of restricted stock units and PSUs	31	175	29	169
Weighted-average shares outstanding – diluted	484,674	484,419	484,559	484,356
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $49.8 million and $45.6 million for the three months ended June 30, 2025 and 2024, and $82.1 million and $75.9 million for the six months ended June 30, 2025 and 2024, respectively.
The Company’s effective tax rate decreased to 26.0% in the second quarter of 2025 compared with 26.1% in the second quarter of 2024. During the six months ended June 30, 2025, the Company's effective tax rate decreased to 25.0% compared to 25.3% in 2024. The reduced rate was due to a decrease in state income tax expense in 2025.
NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates under one reportable segment which contains our residential, commercial, and termite and ancillary service offerings. The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate of growth investments and the allocation of budget between cost categories. The measure of segment assets is reported on the condensed consolidated statements of financial position as total consolidated assets.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$999,527	$891,920	$1,822,031	$1,640,269

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	298,354	268,043	560,077	506,572
Materials and supplies	59,500	57,047	107,991	101,833
Insurance and claims	20,734	15,034	37,258	32,678
Fleet expenses	41,834	34,653	78,691	65,351
Other cost of services provided (1)	41,439	35,508	77,978	69,409
Total cost of services provided (exclusive of depreciation and amortization below)	$461,861	$410,285	$861,995	$775,843

Sales, general and administrative:
Selling and marketing expenses	140,177	125,449	238,428	208,360
Administrative employee expenses	89,303	79,417	170,783	155,195
Insurance and claims	12,939	9,088	22,943	19,614
Fleet expenses	10,443	9,195	19,846	16,960
Other sales, general and administrative (2)	54,734	48,398	106,109	94,475
Total sales, general and administrative	$307,596	$271,547	$558,109	$494,604

Depreciation and amortization	31,737	27,711	60,946	55,021
Interest expense, net	7,380	7,775	13,176	15,500
Other (income) expense, net	(292)	(412)	(984)	(351)
Income tax expense	49,756	45,617	82,052	75,861
Net income	$141,489	$129,397	$246,737	$223,791

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

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

	June 30, 2025	December 31, 2024
(in thousands)
United States	$506,544	$503,767
International	41,886	35,546

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Quarterly Dividend
On July 22, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.165 per share payable on September 10, 2025 to shareholders of record at the close of business on August 11, 2025.
Tax Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the OBBBA and does not expect it will have a material impact on our condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended June 30, 2025:
•Second quarter revenues were $999.5 million, an increase of 12.1% over the second quarter of 2024 with organic revenues* increasing 7.3%.
•Quarterly operating income was $198.3 million, an increase of 8.7% over the second quarter of 2024. Quarterly operating margin was 19.8%, a decrease of 60 basis points versus the second quarter of 2024. Adjusted operating income* was $205.9 million, an increase of 10.3% over the prior year. Adjusted operating margin* was 20.6%, a decrease of 30 basis points compared to the prior year.
•Adjusted EBITDA* was $231.2 million, an increase of 10.0% over the prior year. Adjusted EBITDA margin* was 23.1%, a decrease of 50 basis points versus the second quarter of 2024.
•Quarterly net income was $141.5 million, an increase of 9.3% over the prior year. Adjusted net income* was $146.9 million, an increase of 11.1% over the prior year.
•Quarterly EPS was $0.29 per diluted share, a 7.4% increase over the prior year EPS of $0.27. Adjusted EPS* was $0.30 per diluted share, an increase of 11.1% over the prior year.
•Operating cash flow was $175.1 million for the quarter, an increase of 20.7% compared to the prior year. The Company invested $226.4 million in acquisitions, $7.1 million in capital expenditures, and paid dividends totaling $79.5 million.
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
RECENT DEVELOPMENTS AND ECONOMIC CONDITIONS
The continued disruption in economic markets due to inflation, changing interest rates, business interruptions due to natural disasters and changes in weather patterns, employee shortages, and supply chain issues all pose challenges which may adversely affect our future performance. The Company continues to execute various strategies previously implemented to help mitigate the impact of these economic disruptors. However, the Company cannot reasonably estimate whether these strategies will help mitigate the impact of these economic disruptors in the future.
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

ROLLINS, INC. AND SUBSIDIARIES
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the OBBBA and does not expect it will have a material impact on our condensed consolidated financial statements.
RESULTS OF OPERATIONS
Quarter ended June 30, 2025 compared to quarter ended June 30, 2024

	Three Months Ended June 30,
			Variance
(in thousands, except per share data)	2025	2024	$	%
GAAP Metrics
Revenues	$999,527	$891,920	$107,607	12.1%
Gross profit (1)	$537,666	$481,635	$56,031	11.6%
Gross profit margin (1)	53.8%	54.0%		(20)	bps
Operating income	$198,333	$182,377	$15,956	8.7%
Operating margin	19.8%	20.4%		(60)	bps
Net income	$141,489	$129,397	$12,092	9.3%
EPS	$0.29	$0.27	$0.02	7.4%
Operating cash flow	$175,122	$145,115	$30,007	20.7%

Non-GAAP Metrics
Adjusted operating income (2)	$205,900	$186,596	$19,304	10.3%
Adjusted operating margin (2)	20.6%	20.9%		(30)	bps
Adjusted net income (2)	$146,902	$132,229	$14,673	11.1%
Adjusted EPS (2)	$0.30	$0.27	$0.03	11.1%
Adjusted EBITDA (2)	$231,152	$210,088	$21,064	10.0%
Adjusted EBITDA margin (2)	23.1%	23.6%		(50)	bps
Free cash flow (2)	$168,046	$136,419	$31,627	23.2%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(unaudited, in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$999,527	100.0%	$891,920	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	298,354	29.8%	268,043	30.1%
Materials and supplies	59,500	6.0%	57,047	6.4%
Insurance and claims	20,734	2.1%	15,034	1.7%
Fleet expenses	41,834	4.2%	34,653	3.9%
Other cost of services provided (1)	41,439	4.1%	35,508	4.0%
Total cost of services provided (exclusive of depreciation and amortization below)	$461,861	46.2%	$410,285	46.0%

Sales, general and administrative:
Selling and marketing expenses	140,177	14.0%	125,449	14.1%
Administrative employee expenses	89,303	8.9%	79,417	8.9%
Insurance and claims	12,939	1.3%	9,088	1.0%
Fleet expenses	10,443	1.0%	9,195	1.0%
Other sales, general and administrative (2)	54,734	5.5%	48,398	5.4%
Total sales, general and administrative	$307,596	30.8%	$271,547	30.4%

Depreciation and amortization	31,737	3.2%	27,711	3.1%
Interest expense, net	7,380	0.7%	7,775	0.9%
Other (income) expense, net	(292)	—%	(412)	—%
Income tax expense	49,756	5.0%	45,617	5.1%
Net income	$141,489	14.2%	$129,397	14.5%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the three months ended June 30, 2025 and June 30, 2024, respectively:
Revenues for the quarter ended June 30, 2025 were $999.5 million, an increase of $107.6 million, or 12.1%, from 2024 revenues of $891.9 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.3% with acquisitions adding 4.8% in the quarter. Residential pest control revenue increased 11.6%, commercial pest control revenue increased 11.4% and termite and ancillary services grew 13.9% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 4.9% in residential, 8.4% in commercial, and 10.3% in termite and ancillary activity.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following table:

	Consolidated Net Revenues
(in thousands)	2025	2024	2023
First quarter	$822,504	$748,349	$658,015
Second quarter	999,527	891,920	820,750
Third quarter	—	916,270	840,427
Fourth quarter	—	832,169	754,086
Year to date	$1,822,031	$3,388,708	$3,073,278
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended June 30, 2025 was $537.7 million, an increase of $56.0 million, or 11.6%, compared to $481.6 million for the quarter ended June 30, 2024.
Gross margin declined 20 basis points to 53.8% in 2025 compared to 54.0% in 2024. We saw leverage across a number of cost categories, including 30 basis points in employee expenses and 40 basis points in materials and supplies. This was fully offset by 40 basis points of higher insurance and claims costs associated with legacy auto claims and 30 basis points of higher fleet expenses.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended June 30, 2025, sales, general and administrative ("SG&A") expenses were $307.6 million, an increase of $36.0 million, or 13.3%, compared to the quarter ended June 30, 2024.
As a percentage of revenue, SG&A increased 40 basis points to 30.8% from 30.4% in the prior year, primarily due to 30 basis points of higher insurance and claims costs associated with legacy auto claims. This was partially offset by 10 basis points of lower selling and marketing costs, primarily due to timing of advertising spend offset by other continued investments in growth initiatives.
Depreciation and Amortization
For the quarter ended June 30, 2025, depreciation and amortization increased $4.0 million, or 14.5%, compared to the quarter ended June 30, 2024. The increase was due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela Pest Control ("Saela").
Operating Income
For the quarter ended June 30, 2025, operating income increased $16.0 million, or 8.7%, compared to the prior year.
As a percentage of revenue, operating income was 19.8%, a decrease of 60 basis points compared to the second quarter of 2024. Operating margin declined mostly due to higher insurance and claims costs and higher fleet costs, partially offset by leverage in materials and supplies, employee expenses, and selling and marketing costs.
Interest Expense, Net
During the quarter ended June 30, 2025, interest expense, net decreased $0.4 million compared to the prior year primarily due to a lower average interest rate on our borrowings.
Other (Income) Expense, Net
During the quarter ended June 30, 2025, other income decreased $0.1 million primarily due to lower gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 26.0% in the second quarter of 2025 and 26.1% in the second quarter of 2024. The reduced rate was due to a decrease in state income tax expense in 2025.

ROLLINS, INC. AND SUBSIDIARIES
Six months ended June 30, 2025 compared to six months ended June 30, 2024

	Six Months Ended June 30,
			Variance
(in thousands, except per share data)	2025	2024	$	%
GAAP Metrics
Revenues	$1,822,031	$1,640,269	$181,762	11.1%
Gross profit (1)	$960,036	$864,426	$95,610	11.1%
Gross profit margin (1)	52.7%	52.7%		—	bps
Operating income	$340,981	$314,801	$26,180	8.3%
Operating margin	18.7%	19.2%		(50)	bps
Net income	$246,737	$223,791	$22,946	10.3%
EPS	$0.51	$0.46	$0.05	10.9%
Operating cash flow	$322,014	$272,548	$49,466	18.1%

Non-GAAP Metrics
Adjusted operating income (2)	$352,769	$324,285	$28,484	8.8%
Adjusted operating margin (2)	19.4%	19.8%		(40)	bps
Adjusted net income (2)	$254,775	$230,586	$24,189	10.5%
Adjusted EPS (2)	$0.53	$0.48	$0.05	10.4%
Adjusted EBITDA (2)	$403,009	$370,871	$32,138	8.7%
Adjusted EBITDA margin (2)	22.1%	22.6%		(50)	bps
Free cash flow (2)	$308,157	$256,681	$51,476	20.1%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(unaudited, in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$1,822,031	100.0%	$1,640,269	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	560,077	30.7%	506,572	30.9%
Materials and supplies	107,991	5.9%	101,833	6.2%
Insurance and claims	37,258	2.0%	32,678	2.0%
Fleet expenses	78,691	4.3%	65,351	4.0%
Other cost of services provided (1)	77,978	4.3%	69,409	4.2%
Total cost of services provided (exclusive of depreciation and amortization below)	$861,995	47.3%	$775,843	47.3%

Sales, general and administrative:
Selling and marketing expenses	238,428	13.1%	208,360	12.7%
Administrative employee expenses	170,783	9.4%	155,195	9.5%
Insurance and claims	22,943	1.3%	19,614	1.2%
Fleet expenses	19,846	1.1%	16,960	1.0%
Other sales, general and administrative (2)	106,109	5.8%	94,475	5.8%
Total sales, general and administrative	$558,109	30.6%	$494,604	30.2%

Depreciation and amortization	60,946	3.3%	55,021	3.4%
Interest expense, net	13,176	0.7%	15,500	0.9%
Other (income) expense, net	(984)	(0.1)%	(351)	—%
Income tax expense	82,052	4.5%	75,861	4.6%
Net income	$246,737	13.5%	$223,791	13.6%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a a summary of revenues by service offering for the six months ended June 30, 2025 and June 30, 2024, respectively:
Revenues for the six months ended June 30, 2025 were $1.8 billion, an increase of $181.8 million, or 11.1%, from 2024 revenues of $1.6 billion. The increase in revenues was driven by demand from our customers across all major service offerings, partially offset by foreign currency headwind of 20 basis points primarily related to the Canadian Dollar. Organic revenue* growth was 7.4% with acquisitions adding 3.7% in the six months ended June 30, 2025. Residential pest control revenue increased 10.1%, commercial pest control revenue increased 10.8% and termite and ancillary services grew 13.6%, including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 5.2% in residential, 7.9% in commercial, and 10.7% in termite and ancillary activity despite having one less business day in the six months ended June 30, 2025 compared to the same period in 2024.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation of the most closely correlated GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the six months ended June 30, 2025 was $960.0 million, an increase of $95.6 million, or 11.1%, compared to $864.4 million for the six months ended June 30, 2024.
Gross margin was consistent at 52.7% in 2025 and 2024. We saw leverage across a number of cost categories, including 30 basis points in materials and supplies and 20 basis points in employee expenses. This was offset by 30 basis points of higher fleet expenses.
Sales, General and Administrative
For the six months ended June 30, 2025, SG&A expenses increased $63.5 million, or 12.8%, compared to the six months ended June 30, 2024.
As a percentage of revenue, SG&A expenses increased 40 basis points to 30.6% from 30.2% in the prior year, primarily due to 40 basis points of higher selling and marketing costs associated with continued investments in growth initiatives, 10 basis points of higher insurance and claims costs associated with legacy auto claims, and 10 basis points of higher fleet expenses. This was partially offset by 10 basis points of lower employee expenses.

ROLLINS, INC. AND SUBSIDIARIES
Depreciation and Amortization
For the six months ended June 30, 2025, depreciation and amortization increased $5.9 million, or 10.8%, compared to the six months ended June 30, 2024. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela.
Operating Income
For the six months ended June 30, 2025, operating income increased $26.2 million, or 8.3%, compared to the six months ended June 30, 2024.
As a percentage of revenue, operating income decreased 50 basis points to 18.7% from 19.2% in the prior year. Operating margin declined mostly due to higher selling and marketing costs, higher fleet costs, and higher insurance and claims costs. This was partially offset by leverage in materials and supplies and employee expenses.
Interest Expense, Net
For the six months ended June 30, 2025, interest expense, net decreased $2.3 million, compared to the six months ended June 30, 2024, primarily due to a lower average interest rate on our borrowings.
Other (Income) Expense, Net
During the six months ended June 30, 2025, other income increased $0.6 million compared to the six months ended June 30, 2024, primarily due to higher gains on non-operational asset sales.
Income Taxes
During the six months ended June 30, 2025, the Company’s effective tax rate decreased to 25.0% compared to 25.3% in 2024. The reduced rate was due to a decrease in state income tax expense in 2025.

ROLLINS, INC. AND SUBSIDIARIES
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, financial position, or cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.
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
Adjusted operating income and adjusted operating margin
Adjusted operating income and adjusted operating margin are calculated by adding back to net income those expenses resulting from the amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control. Adjusted operating margin is calculated as adjusted operating income divided by revenues. Management uses adjusted operating income and adjusted operating margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.
Adjusted net income and adjusted EPS
Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measures amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control, excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses, and by further subtracting the tax impact of those expenses, gains, or losses. Management uses adjusted net income and adjusted EPS as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.
EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin and adjusted incremental EBITDA margin
EBITDA is calculated by adding back to net income depreciation and amortization, interest expense, net, and provision for income taxes. EBITDA margin is calculated as EBITDA divided by revenues. Adjusted EBITDA and adjusted EBITDA margin are calculated by further adding back those expenses resulting from the adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses. Management uses EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Management uses incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Management uses adjusted incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods.

ROLLINS, INC. AND SUBSIDIARIES
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
Adjusted sales, general, and administrative ("SG&A")
Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control. Management uses adjusted SG&A to compare SG&A expenses consistently over various periods.
Leverage ratio
Leverage ratio, a financial valuation measure, is calculated by dividing adjusted net debt by adjusted EBITDAR. Adjusted net debt is calculated by adding short-term debt and operating lease liabilities to total long-term debt less a cash adjustment of 90% of total consolidated cash. Adjusted EBITDAR is calculated by adding back to net income depreciation and amortization, interest expense, net, provision for income taxes, operating lease cost, and stock-based compensation expense. Management uses leverage ratio as an assessment of overall liquidity, financial flexibility, and leverage.

ROLLINS, INC. AND SUBSIDIARIES
Set forth below is a reconciliation of the non-GAAP financial measures contained in this report with their most directly comparable GAAP measures (unaudited, in thousands, except per share data and margins).

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$999,527	$891,920	107,607	12.1	$1,822,031	$1,640,269	181,762	11.1
Revenues from acquisitions	(42,602)	—	(42,602)	4.8	(61,152)	—	(61,152)	3.7
Organic revenues	$956,925	$891,920	65,005	7.3	$1,760,879	$1,640,269	120,610	7.4

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$455,665	$408,414	47,251	11.6	$811,978	$737,752	74,226	10.1
Residential revenues from acquisitions	(27,208)	—	(27,208)	6.7	(35,574)	—	(35,574)	4.9
Residential organic revenues	$428,457	$408,414	20,043	4.9	$776,404	$737,752	38,652	5.2

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$320,490	$287,770	32,720	11.4	$604,847	$545,884	58,963	10.8
Commercial revenues from acquisitions	(8,689)	—	(8,689)	3.0	(15,721)	—	(15,721)	2.9
Commercial organic revenues	$311,801	$287,770	24,031	8.4	$589,126	$545,884	43,242	7.9

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$211,855	$186,024	25,831	13.9	$383,985	$338,084	45,901	13.6
Termite and ancillary revenues from acquisitions	(6,705)	—	(6,705)	3.6	(9,857)	—	(9,857)	2.9
Termite and ancillary organic revenues	$205,150	$186,024	19,126	10.3	$374,128	$338,084	36,044	10.7

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$198,333	$182,377			$340,981	$314,801
Acquisition-related expenses (1)	7,567	4,219			11,788	9,484
Adjusted operating income	$205,900	$186,596	19,304	10.3	$352,769	$324,285	28,484	8.8
Revenues	$999,527	$891,920			$1,822,031	$1,640,269
Operating margin	19.8%	20.4%			18.7%	19.2%
Adjusted operating margin	20.6%	20.9%			19.4%	19.8%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$141,489	$129,397			$246,737	$223,791
Acquisition-related expenses (1)	7,567	4,219			11,788	9,484
Gain on sale of assets, net (2)	(292)	(412)			(984)	(351)
Tax impact of adjustments (3)	(1,862)	(975)			(2,766)	(2,338)
Adjusted net income	$146,902	$132,229	14,673	11.1	$254,775	$230,586	24,189	10.5
EPS - basic and diluted	$0.29	$0.27			$0.51	$0.46
Acquisition-related expenses (1)	0.02	0.01			0.02	0.02
Gain on sale of assets, net (2)	—	—			—	—
Tax impact of adjustments (3)	—	—			(0.01)	—
Adjusted EPS - basic and diluted (4)	$0.30	$0.27	0.03	11.1	$0.53	$0.48	0.05	10.4
Weighted average shares outstanding – basic	484,643	484,244			484,530	484,187
Weighted average shares outstanding – diluted	484,674	484,419			484,559	484,356

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$141,489	$129,397			$246,737	$223,791
Depreciation and amortization	31,737	27,711			60,946	55,021
Interest expense, net	7,380	7,775			13,176	15,500
Provision for income taxes	49,756	45,617			82,052	75,861
EBITDA	$230,362	$210,500	19,862	9.4	$402,911	$370,173	32,738	8.8
Acquisition-related expenses (1)	1,082	—			1,082	1,049
Gain on sale of assets, net (2)	(292)	(412)			(984)	(351)
Adjusted EBITDA	$231,152	$210,088	21,064	10.0	$403,009	$370,871	32,138	8.7
Revenues	$999,527	$891,920	107,607		$1,822,031	$1,640,269
EBITDA margin	23.0%	23.6%			22.1%	22.6%
Incremental EBITDA margin			18.5%				18.0%
Adjusted EBITDA margin	23.1%	23.6%			22.1%	22.6%
Adjusted incremental EBITDA margin			19.6%				17.7%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$175,122	$145,115			$322,014	$272,548
Capital expenditures	(7,076)	(8,696)			(13,857)	(15,867)
Free cash flow	$168,046	$136,419	31,627	23.2	$308,157	$256,681	51,476	20.1
Free cash flow conversion	118.8%	105.4%			124.9%	114.7%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of SG&A to Adjusted SG&A

SG&A	$307,596	$271,547	$558,109	$494,604
Acquisition-related expenses (1)	1,082	—	1,082	1,049
Adjusted SG&A	$306,514	$271,547	$557,027	$493,555

Revenues	$999,527	$891,920	$1,822,031	$1,640,269
Adjusted SG&A as a % of revenues	30.7%	30.4%	30.6%	30.1%

	Period Ended June 30, 2025	Period Ended December 31, 2024
Reconciliation of Debt and Net Income to Leverage Ratio

Short-term debt (5)	$60,000	$—
Long-term debt (6)	500,000	397,000
Operating lease liabilities (7)	421,915	417,218
Cash adjustment (8)	(110,732)	(80,667)
Adjusted net debt	$871,183	$733,551

Net income	489,325	466,379
Depreciation and amortization	119,145	113,220
Interest expense, net	25,353	27,677
Provision for income taxes	170,042	163,851
Operating lease cost (9)	148,241	133,420
Stock-based compensation expense	34,233	29,984
Adjusted EBITDAR	$986,339	$934,531

Leverage ratio	0.9x	0.8x

(1) Consists of expenses resulting from the amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired companies is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Consists of the gain or loss on the sale of non-operational assets.
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total adjusted EPS calculations due to rounding.
(5) As of June 30, 2025, the Company had outstanding borrowings of $60.0 million under our commercial paper program. The Company's short-term borrowings are presented under the short-term debt caption of our condensed consolidated statements of financial position, net of unamortized discounts.
(6) As of June 30, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes and no outstanding borrowings under the Revolving Credit Facility. These borrowings are presented under the long-term debt caption of our condensed consolidated statements of financial position, net of a $7.5 million unamortized discount and $7.2 million in unamortized debt issuance costs as of June 30, 2025. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are presented under the long-term debt caption of our condensed consolidated statements of financial position, net of $1.7 million in unamortized debt issuance costs as of December 31, 2024.
(7) Operating lease liabilities are presented under the operating lease liabilities - current and operating lease liabilities, less current portion captions of our condensed consolidated statements of financial position.
(8) Represents 90% of cash and cash equivalents per our condensed consolidated statements of financial position as of both periods presented.
(9) Operating lease cost excludes short-term lease cost associated with leases that have a duration of 12 months or less.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $123.0 million of total cash at June 30, 2025 is held at various banking institutions. As of June 30, 2025, approximately $60.0 million is held in cash by foreign subsidiaries and the remaining $63.0 million is held at domestic banks and also includes cash-in-transit.

ROLLINS, INC. AND SUBSIDIARIES
We intend to continue to grow the business in the international markets where we have a presence. As it relates to our unremitted earnings in foreign jurisdictions, we assert that foreign cash earnings in excess of working capital and cash needed for strategic investments and acquisitions are not intended to be indefinitely reinvested offshore.
We believe our current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, access to debt financing based on our creditworthiness, our $1 billion commercial paper program which is backstopped by our Revolving Credit Facility, as defined below, and available borrowings under our Revolving Credit Facility will be sufficient to finance our current operations and obligations and fund expansion of the business for the foreseeable future.
2035 Senior Notes
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million, and paid approximately $6.0 million for debt issuance costs. The interest is payable semi-annually in arrears on February 24 and August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as well as for general corporate purposes.
On May 6, 2025, we commenced an offer to exchange $500 million of the 2035 Senior Notes privately placed in February 2025 (“Initial Notes”) for the $500 million of the 2035 Senior Notes that have been registered under the Securities Act of 1933 (“Exchange Notes”). Approximately 99.6% of the $500 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes as of June 4, 2025, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights.
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 16 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of June 30, 2025, there were $60.0 million of outstanding borrowings under the commercial paper program.
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
As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of June 30, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the six month periods presented:

	Six Months Ended June 30,		Variance
(in thousands)	2025	2024	$	%
Net cash provided by operating activities	$322,014	$272,548	49,466	18.1
Net cash used in investing activities	(263,091)	(93,621)	169,470	181.0
Net cash used in financing activities	(28,570)	(173,886)	(145,316)	(83.6)
Effect of exchange rate on cash	3,052	(2,169)	5,221	N/M
Net increase in cash and cash equivalents	$33,405	$2,872	30,533	N/M
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $322.0 million and $272.5 million for the six months ended June 30, 2025 and 2024, respectively. The $49.5 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
The U.S. Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for U.S. federal income tax purposes in the fourth quarter of 2024. That tax payment was made during the second quarter of 2025. We have implemented tax planning strategies that have deferred certain additional tax payments into the second half of 2025.
Cash Used in Investing Activities
The Company’s investing activities used $263.1 million and $93.6 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for acquisitions totaled $253.6 million for the six months ended June 30, 2025, compared to $81.7 million for the six months ended June 30, 2024, driven primarily by the Saela acquisition. The Company invested $13.9 million in capital expenditures during the year, offset by $3.5 million in cash proceeds from the sale of assets, compared with $15.9 million of capital expenditures and $2.3 million in cash proceeds from asset sales in 2024. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash of $28.6 million was used in financing activities during the six months ended June 30, 2025, compared with $173.9 million during the six months ended June 30, 2024. A total of $159.4 million was paid in cash dividends ($0.330 per share) during the six months ended June 30, 2025, compared to $145.2 million in cash dividends paid ($0.300 per share) during the six months ended June 30, 2024.
During the six months ended June 30, 2025, the Company received proceeds of $492.2 million and paid $6.0 million of debt issuance costs related to the issuance of the 2035 Senior Notes. Those proceeds were used primarily to repay borrowings under the credit agreement. The Company received net proceeds of $60.0 million under its commercial paper program during the six months ended June 30, 2025. Proceeds from borrowings under the commercial paper program were primarily used for general corporate purposes, as well as to fund acquisitions. Net proceeds from borrowings during the six months ended June 30, 2025 were $155.2 million, compared to net proceeds of $11.0 million during 2024.
During the six months ended June 30, 2025, the Company paid $3.4 million of contingent consideration, compared to $30.3 million during the six months ended June 30, 2024. The Company withheld $14.9 million and $11.6 million of common stock for the six months ended June 30, 2025 and 2024, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.

ROLLINS, INC. AND SUBSIDIARIES
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of June 30, 2025, 11.4 million additional shares may be purchased under the share repurchase program.
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
CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
Management does not believe that any pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters could result in a charge that might be material to the results of an individual quarter or year.

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
•the Saela acquisition expanding the Rollins family of brands and driving long-term value;
•the Company's credit risk;
•the impact of inflation, changing interest rates, business interruptions due to natural disasters and changes in the weather patterns, employee shortages, and supply chain issues;
•the economic impact of changes to global trade policies, including the imposition of tariffs, and changes in materials and supplies and fleet-related expenses;
•expectations with respect to the One Big Beautiful Bill Act;
•our belief that demand remains favorable, and we are well positioned to continue to deliver strong results in 2025;
•our healthy pipeline for acquisitions;
•sufficiency of current cash and cash equivalents balances, future cash flows, access to debt financing based on our creditworthiness, our $1 billion commercial paper program, and available borrowings under our Revolving Credit Facility to finance our current and future operations and expansions;
•our belief that the Company has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
•our approach to capital allocation inclusive of our intent to pay cash dividends to common shareholders;
•efficiency of our business model while investing in programs aimed at growing our business across our service offerings;
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including but not limited to the investigation by certain California governmental authorities regarding compliance with environmental regulations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants will have a material adverse effect on our financial position, results of operations or liquidity; and
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”

ROLLINS, INC. AND SUBSIDIARIES
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired Saela Holdings, LLC (“Saela Pest Control” or "Saela"). The Company is currently in the process of integrating Saela into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2025, excludes an assessment of the internal control over financial reporting of Saela.
Changes in Internal Controls Over Financial Reporting
Other than as described above with respect to Saela, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business.We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
Management does not believe that any pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity; however, it is possible that an unfavorable outcome of some or all of the matters could result in a charge that might be material to the results of an individual quarter or year.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from April 1, 2025 to June 30, 2025.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
April 1 to 30, 2025	4,275	$55.51	—	11,415,625
May 1 to 31, 2025	246	$56.25	—	11,415,625
June 1 to 30, 2025	—	$—	—	11,415,625
Total	4,521		—
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of June 30, 2025, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2025.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 28, 2020	4(b)
4.3	Indenture, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto from time to time and Regions Bank, as trustee.	8-K	February 24, 2025	4.1
4.4	Registration Rights Agreement, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto, BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	February 24, 2025	4.2
4.5	Form of Note for Rollins, Inc.’s 5.25% Senior Notes due 2035 (incorporated by reference from Exhibit 4.1 hereto).	8-K	February 24, 2025	4.3
4.6	First Supplemental Indenture, dated as of March 21, 2025, among Rollins, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee.	8-K	March 21, 2025	4.2
10.1	Form of Commercial Paper Dealer Agreement between Rollins, Inc., as issuer and the applicable Dealer party thereto.	8-K	March 21, 2025	10.1
10.2	Amendment No. 1 to Credit Agreement dated as of March 21, 2025, by and among Rollins, Inc. the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	March 21, 2025	10.2
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 24, 2025	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial and Accounting Officer