Form 10-Q
period 2025-09-30
ROLLINS INC
filed 2025-10-30
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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
Yes ☐ No ☒
Rollins, Inc. had 484,628,814 shares of its $1 par value Common Stock outstanding as of October 20, 2025.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(in thousands except share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$127,357	$89,630
Trade receivables, net of allowance for expected credit losses of $22,421 and $19,770, respectively	236,570	196,081
Financed receivables, short-term, net of allowance for expected credit losses of $3,148 and $2,536, respectively	46,202	40,301
Materials and supplies	43,482	39,531
Other current assets	97,099	77,080
Total current assets	550,710	442,623
Equipment and property, net of accumulated depreciation of $230,988 and $382,266, respectively	128,662	124,839
Goodwill	1,358,242	1,161,085
Customer contracts, net	421,750	383,092
Trademarks & tradenames, net	167,613	149,895
Other intangible assets, net	8,828	8,602
Operating lease right-of-use assets	423,069	414,474
Financed receivables, long-term, net of allowance for expected credit losses of $7,724 and $6,150, respectively	104,902	89,932
Other assets	55,884	45,153
Total assets	$3,219,660	$2,819,695
LIABILITIES
Short-term debt	$—	$—
Accounts payable	54,956	49,625
Accrued insurance - current	40,412	54,840
Accrued compensation and related liabilities	126,892	122,869
Unearned revenues	200,215	180,851
Operating lease liabilities - current	134,242	121,319
Other current liabilities	156,127	115,658
Total current liabilities	712,844	645,162
Accrued insurance, less current portion	77,552	61,946
Operating lease liabilities, less current portion	292,181	295,899
Long-term debt	485,659	395,310
Other long-term accrued liabilities	119,376	90,785
Total liabilities	1,687,612	1,489,102
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 484,627,681 and 484,372,303 shares issued and outstanding, respectively	484,628	484,372
Additional paid in capital	168,914	155,205
Accumulated other comprehensive (loss) income	(26,958)	(43,634)
Retained earnings	905,464	734,650
Total stockholders’ equity	1,532,048	1,330,593
Total liabilities and stockholders’ equity	$3,219,660	$2,819,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Customer services	$1,026,106	$916,270	$2,848,137	$2,556,539
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	467,450	421,892	1,329,445	1,197,735
Sales, general and administrative	301,404	274,918	859,513	769,522
Depreciation and amortization	32,231	27,664	93,177	82,685
Total operating expenses	801,085	724,474	2,282,135	2,049,942
OPERATING INCOME	225,021	191,796	566,002	506,597
Interest expense, net	7,942	7,150	21,118	22,650
Other (income) expense, net	(350)	(582)	(1,334)	(933)
CONSOLIDATED INCOME BEFORE INCOME TAXES	217,429	185,228	546,218	484,880
PROVISION FOR INCOME TAXES	53,902	48,315	135,954	124,176
NET INCOME	$163,527	$136,913	$410,264	$360,704
NET INCOME PER SHARE - BASIC AND DILUTED	$0.34	$0.28	$0.85	$0.74
Weighted average shares outstanding – basic	484,635	484,317	484,565	484,231
Weighted average shares outstanding – diluted	484,670	484,359	484,598	484,270
DIVIDENDS PAID PER SHARE	$0.165	$0.150	$0.495	$0.450
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$163,527	$136,913	$410,264	$360,704
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,437)	9,921	16,066	5,453
Pension settlement	—	—	493	—
Unrealized gain (loss) on available for sale securities	86	138	117	165
Other comprehensive (loss) income, net of tax	(4,351)	10,059	16,676	5,618
Comprehensive income	$159,176	$146,972	$426,940	$366,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871
Net income	—	—	—	—	163,527	163,527
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,437)	—	(4,437)
Unrealized gain on available for sale securities	—	—	—	86	—	86
Cash dividends	—	—	—	—	(80,077)	(80,077)
Stock compensation	(11)	(11)	10,066	—	—	10,055
Shares withheld for payment of employee taxes	(1)	(1)	(976)	—	—	(977)
Balance at September 30, 2025	484,628	$484,628	$168,914	$(26,958)	$905,464	$1,532,048

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2024	484,314	$484,314	$137,914	$(31,196)	$645,026	$1,236,058
Net income	—	—	—	—	136,913	136,913
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	9,921	—	9,921
Unrealized gain on available for sale securities	—	—	—	138	—	138
Cash dividends	—	—	—	—	(72,820)	(72,820)
Stock compensation	(16)	(16)	7,558	—	—	7,542
Shares withheld for payment of employee taxes	8	8	17	—	—	25
Balance at September 30, 2024	484,306	$484,306	$145,489	$(21,137)	$709,119	$1,317,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	410,264	410,264
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	16,066	—	16,066
Pension settlement	—	—	—	493	—	493
Unrealized gain on available for sale securities	—	—	—	117	—	117
Cash dividends	—	—	—	—	(239,450)	(239,450)
Stock compensation	555	555	29,309	—	—	29,864
Shares withheld for payment of employee taxes	(299)	(299)	(15,600)	—	—	(15,899)
Balance at September 30, 2025	484,628	$484,628	$168,914	$(26,958)	$905,464	$1,532,048

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	360,704	360,704
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	5,453	—	5,453
Unrealized gain on available for sale securities	—	—	—	165	—	165
Cash dividends	—	—	—	—	(217,987)	(217,987)
Stock compensation	495	495	24,914	—	—	25,409
Shares withheld for payment of employee taxes	(269)	(269)	(11,265)	—	—	(11,534)
Balance at September 30, 2024	484,306	$484,306	$145,489	$(21,137)	$709,119	$1,317,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$410,264	$360,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,177	82,685
Stock-based compensation expense	29,864	22,762
Provision for expected credit losses	24,744	24,915
Gain on sale of assets, net	(1,334)	(1,367)
Provision for deferred income taxes	16,317	—
Other operating activities, net	(145)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(59,807)	(69,885)
Financing receivables	(17,785)	(14,234)
Materials and supplies	(2,401)	(5,208)
Other current assets	(18,676)	(32,553)
Accounts payable and accrued expenses	25,027	12,630
Unearned revenue	16,276	29,090
Other long-term assets and liabilities	(2,158)	9,956
Net cash provided by operating activities	513,363	419,495
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(288,308)	(105,529)
Capital expenditures	(22,360)	(23,389)
Proceeds from sale of assets	5,886	2,973
Other investing activities, net	1,967	2,385
Net cash used in investing activities	(302,815)	(123,560)
FINANCING ACTIVITIES
Payment of contingent consideration	(7,773)	(33,417)
Issuance of senior notes	492,215	—
Borrowings under revolving commitment	11,000	391,000
Borrowings under commercial paper, net	—	—
Repayments of revolving commitment	(408,000)	(437,000)
Payment of debt issuance costs	(6,087)	—
Payment of dividends	(239,450)	(217,964)
Cash paid for common stock purchased	(18,573)	(11,534)
Other financing activities, net	1,523	3,409
Net cash used in financing activities	(175,145)	(305,506)
Effect of exchange rate changes on cash	2,324	1,028
Net increase in cash and cash equivalents	37,727	(8,543)
Cash and cash equivalents at beginning of period	89,630	103,825
Cash and cash equivalents at end of period	$127,357	$95,282
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,526	$25,687
Cash paid for income taxes, net	$110,830	$133,807
Non-cash additions to operating lease right-of-use assets	$110,868	$153,848

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards issued but not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new ASU on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The requirements will be applied prospectively. The Company is currently evaluating the potential impact of adopting this new ASU on its condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance modernizes and clarifies the

ROLLINS, INC. AND SUBSIDIARIES
threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The requirements will be applied prospectively with the option for a modified or retrospective application. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of adopting this new ASU on its condensed consolidated financial statements and related disclosures.
NOTE 3.    ACQUISITIONS
Saela Pest Control Acquisition
On April 1, 2025, the Company acquired 100% of Saela Holdings, LLC ("Saela") for $207.2 million. The Company funded this acquisition using cash on hand and borrowings under the commercial paper program.
The acquisition will expand the Rollins family of brands, and management believes the acquisition will drive long-term value given Saela's attractive financial profile and complementary end market exposure.
The Saela acquisition has been accounted for as a business combination, and Saela's results of operations are included in the Company's operations from the acquisition date. During the three and nine months ended September 30, 2025, Saela contributed revenues of $19.6 million and $38.5 million, respectively, and net earnings of $2.2 million and $5.0 million, respectively.
The valuation of the Saela acquisition was performed by a third-party valuation specialist under management’s supervision. The estimated purchase price allocation disclosed as of June 30, 2025 was revised during the measurement period as new information was received and analyzed resulting in an increase in customer contracts, a decrease in goodwill, and other immaterial changes, as presented in the table below. The initial and updated preliminary values of identified assets acquired and liabilities assumed for Saela are summarized as follows:

(in thousands)	Initial Preliminary Allocation as of 4/1/2025	Measurement Period Adjustments	Updated Preliminary Allocation as of 4/1/2025
Cash	$1,506	$16	$1,522
Accounts receivable	832	(27)	805
Materials and supplies	573	—	573
Other current assets	414	—	414
Equipment and property	4,648	12	4,660
Goodwill	132,959	(3,863)	129,096
Customer contracts	52,200	4,100	56,300
Trademarks & tradenames	17,300	—	17,300
Operating lease right-of-use assets	991	—	991
Accounts payable	(1,961)	(23)	(1,984)
Accrued compensation and related liabilities	(949)	(115)	(1,064)
Other current liabilities	(389)	(6)	(395)
Operating lease liabilities	(991)	—	(991)
Assets acquired and liabilities assumed	$207,133	$94	$207,227

Included in the total consideration above are cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.7 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three and nine months ended September 30, 2025, we recognized a charge of $1.1 million and $2.2 million, respectively, related

ROLLINS, INC. AND SUBSIDIARIES
to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. This charge is reported in sales, general and administrative expenses on our condensed consolidated statement of income.
The acquired Saela customer contracts are estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 6, Goodwill and Intangible Assets, for further details.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues	$1,026,106	$935,459	$2,863,418	$2,602,961
Net income	162,666	138,576	408,052	362,896
This information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.
Other 2025 Acquisitions
The Company made 19 other acquisitions during the nine months ended September 30, 2025. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are summarized as follows:

(in thousands)	September 30, 2025
Cash	$633
Accounts receivable	2,074
Materials and supplies	912
Other current assets	256
Equipment and property	6,071
Goodwill	60,332
Customer contracts	42,607
Trademarks & tradenames	1,667
Other intangible assets	1,838
Current liabilities	(859)
Unearned revenue	(2,726)
Other assets and liabilities, net	(6,189)
Assets acquired and liabilities assumed	$106,616
Included in the total consideration of $106.6 million are acquisition holdback liabilities of $12.7 million.

ROLLINS, INC. AND SUBSIDIARIES
The Company also made payments of $2.8 million for prior year acquisitions during the nine months ended September 30, 2025.
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
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$952,677	$850,253	$2,643,928	$2,371,952
Other countries	73,429	66,017	204,209	184,587
Total revenues	$1,026,106	$916,270	$2,848,137	$2,556,539
Revenue from external customers, classified by significant service offering, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Residential revenues	$476,271	$428,290	$1,288,249	$1,166,042
Commercial revenues	334,956	299,633	939,803	845,517
Termite and ancillary revenues	204,670	177,674	588,655	515,758
Franchise revenues	4,312	4,282	11,990	12,688
Other revenues	5,897	6,391	19,440	16,534
Total revenues	$1,026,106	$916,270	$2,848,137	$2,556,539
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended September 30, 2025 and 2024 was $69.9 million and $63.8 million, respectively. Unearned revenue recognized in the nine months ended September 30, 2025 and 2024 was $205.8 million and $189.1 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$243,459	$233,899	$223,872	$210,059
Deferral of unearned revenue	71,100	69,980	226,581	219,145
Recognition of unearned revenue	(69,881)	(63,819)	(205,775)	(189,144)
Ending balance	$244,678	$240,060	$244,678	$240,060
As of September 30, 2025 and December 31, 2024, the Company had long-term unearned revenue of $44.5 million and $43.0 million, respectively, recorded in other long-term accrued liabilities on our condensed consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. During the three and nine months ended September 30, 2025, we recognized $45.2 million and $135.6 million of revenue that was included in the balance of unearned revenue at December 31, 2024. During the three and nine months ended September 30, 2024, we recognized $43.1 million and $129.3 million of revenue that was included in the balance of unearned revenue at December 31, 2023. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2035.

ROLLINS, INC. AND SUBSIDIARIES
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of September 30, 2025, we have $23.5 million of unamortized capitalized costs to obtain a contract, of which $11.2 million is recorded within other current assets and $12.3 million is recorded within other assets on our condensed consolidated statements of financial position. As of December 31, 2024, we had $23.4 million of unamortized capitalized costs to obtain a contract, of which $19.3 million was recorded within other current assets and $4.1 million was recorded within other assets on our condensed consolidated statements of financial position. Amortization of capitalized costs is recorded within sales, general and administrative expense on our condensed consolidated statements of income. During the three and nine months ended September 30, 2025, we recorded approximately $9.4 million and $24.4 million, respectively, of amortization of capitalized costs. During the three and nine months ended September 30, 2024, we recorded $6.7 million and $14.7 million of amortization of capitalized costs.
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
The Company manages its financed receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s credit bureau score. The Company requires a potential obligor to have good credit worthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing, require a significant down payment or turn down the contract. Delinquencies of accounts are monitored each month. Financed receivables include installment receivable amounts, some of which are due subsequent to one year from the balance sheet dates.
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are

ROLLINS, INC. AND SUBSIDIARIES
deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2025 and 2024.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815
Provision for expected credit losses	3,031	2,700	5,731
Write-offs charged against the allowance	(5,057)	(2,339)	(7,396)
Recoveries collected	1,209	286	1,495
Balance at June 30, 2025	$22,882	$9,763	$32,645
Provision for expected credit losses	5,088	3,195	8,283
Write-offs charged against the allowance	(6,769)	(2,372)	(9,141)
Recoveries collected	1,220	286	1,506
Balance at September 30, 2025	$22,421	$10,872	$33,293

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	4,823	2,870	7,693
Write-offs charged against the allowance	(7,184)	(2,362)	(9,546)
Recoveries collected	1,428	146	1,574
Balance at March 31, 2024	$14,864	$6,256	$21,120
Provision for expected credit losses	4,503	2,941	7,444
Write-offs charged against the allowance	(4,690)	(2,985)	(7,675)
Recoveries collected	1,423	195	1,618
Balance at June 30, 2024	$16,100	$6,407	$22,507
Provision for expected credit losses	7,268	2,510	9,778
Write-offs charged against the allowance	(6,244)	(1,361)	(7,605)
Recoveries collected	1,424	69	1,493
Balance at September 30, 2024	$18,548	$7,625	$26,173

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the nine months ended September 30, 2025:

(in thousands)
Balance at December 31, 2024	$1,161,085
Additions	193,291
Measurement period adjustments	(5,021)
Adjustments due to currency translation and other	8,887
Balance at September 30, 2025	$1,358,242

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$736,075	$(314,325)	$421,750	$671,242	$(288,150)	$383,092	3-20
Trademarks and tradenames	25,963	(15,379)	10,584	24,559	(12,480)	12,079	7-20
Other intangible assets	28,357	(19,529)	8,828	26,507	(17,905)	8,602	3-20
Total amortizable intangible assets	$790,395	$(349,233)	$441,162	$722,308	$(318,535)	$403,773

Indefinite-lived intangible assets			157,029			137,816
Total intangible assets, excluding goodwill			$598,191			$541,589
Amortization expense related to intangible assets was $23.7 million and $19.2 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $67.4 million and $57.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of September 30, 2025 are as follows:

(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$22,955
2026	91,265
2027	87,149
2028	75,990
2029	62,041
NOTE 7.    DEBT
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	September 30, 2025	December 31, 2024
2035 Senior Notes	$500,000	$—
Revolving Credit Facility	—	397,000
Total long-term debt	$500,000	$397,000

Less: unamortized debt discount	(7,320)	—
Less: unamortized debt issuance costs	(7,021)	(1,690)

Total long-term debt, net	$485,659	$395,310
2035 Senior Notes and Exchange Offer
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million and paid approximately $6.1 million for debt issuance costs. The interest is payable semi-annually in arrears on February

ROLLINS, INC. AND SUBSIDIARIES
24 and August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as defined below, as well as for general corporate purposes.
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
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of September 30, 2025.
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
The effective interest rate of our 2035 Senior Notes was 5.6% as of September 30, 2025.
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
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following

ROLLINS, INC. AND SUBSIDIARIES
certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of September 30, 2025.
As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.
Short-term Debt
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of September 30, 2025, the Company had no outstanding borrowings under the commercial paper program.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of September 30, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
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
As of September 30, 2025 and December 31, 2024, we had investments in international bonds of $6.9 million and $8.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our condensed consolidated statements of financial position. The unrealized gain or loss activity during the three and nine months ended September 30, 2025 and 2024 was not significant.

ROLLINS, INC. AND SUBSIDIARIES
Contingent Consideration
As of September 30, 2025 and December 31, 2024, the Company had $42.1 million and $21.0 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. Holdback and earnout liabilities are considered Level 3 liabilities under the fair value hierarchy. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s condensed consolidated statements of financial position. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$40,215	$22,637	$21,008	$46,104
New acquisitions and measurement adjustments	4,457	3,123	26,164	13,572
Payouts	(4,325)	(3,128)	(7,773)	(37,614)
Interest and fair value adjustments	739	13	1,936	556
Charge offset, forfeit and other	1,004	(507)	755	(480)
Ending balance	$42,090	$22,138	$42,090	$22,138
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
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	September 30, 2025		December 31, 2024
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$510,190	$485,659	$—	$—
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

ROLLINS, INC. AND SUBSIDIARIES
that involve a degree of judgment and are inherently variable and could be overestimated or insufficient. If actual claims exceed our estimates, our operating results could be materially affected, and our ability to take timely corrective actions to limit future costs may be limited.
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. The Company received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations and is currently working with several local governments regarding compliance with environmental regulations governing the management of hazardous waste and pesticide disposal. The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. The Company and district attorneys have reached a settlement subject to court approval, which the parties expect to seek in the near future. While we are unable to predict the outcome of this investigation, we do not believe the outcome will have a material effect on our results of operations, financial condition, or cash flows.
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended September 30, 2025, the Company paid $80.1 million, or $0.165 per share, in cash dividends compared to $72.8 million, or $0.150 per share, during the same period in 2024. During the nine months ended September 30, 2025, the Company paid $239.5 million, or $0.495 per share, in cash dividends compared to $218.0 million or $0.450 per share, during the same period in 2024.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld an immaterial amount in connection with employee tax obligations during the three month periods ended September 30, 2025 and 2024, respectively. The Company withheld $14.9 million and $11.5 million in connection with employee tax obligations during the nine month periods ended September 30, 2025 and 2024, respectively.
The Company did not repurchase shares on the open market during the three and nine months ended September 30, 2025 and September 30, 2024.
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$10,055	$7,202	$29,864	$22,762
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted-average outstanding common shares	482,872	482,219	482,774	482,082
Add participating securities:
Weighted-average time-lapse restricted awards	1,763	2,098	1,791	2,149
Total weighted-average shares outstanding – basic	484,635	484,317	484,565	484,231
Dilutive effect of restricted stock units and PSUs	35	42	33	39
Weighted-average shares outstanding – diluted	484,670	484,359	484,598	484,270
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $53.9 million and $48.3 million for the three months ended September 30, 2025 and 2024, and $136.0 million and $124.2 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company’s effective tax rate decreased to 24.8% in the third quarter of 2025 compared with 26.1% in the third quarter of 2024. During the nine months ended September 30, 2025, the Company's effective tax rate decreased to 24.9% compared to 25.6% in 2024. The reduced rate for both periods was primarily due to the purchase and use of transferable federal income tax credits during the three months ended September 30, 2025.
Cash paid for taxes during the nine months ended September 30, 2025 was $110.8 million, inclusive of cash paid to taxing authorities and third parties for purchases of investment tax credits.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The Company has evaluated the OBBBA and does not expect it to have a material impact on our condensed consolidated financial statements.
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

ROLLINS, INC. AND SUBSIDIARIES
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$1,026,106	$916,270	$2,848,137	$2,556,539

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	312,249	278,296	872,326	784,868
Materials and supplies	62,933	56,675	170,924	158,502
Insurance and claims	11,127	16,649	48,385	49,327
Fleet expenses	38,997	33,650	117,688	99,000
Other cost of services provided (1)	42,144	36,622	120,122	106,038
Total cost of services provided (exclusive of depreciation and amortization below)	$467,450	$421,892	$1,329,445	$1,197,735

Sales, general and administrative:
Selling and marketing expenses	138,881	124,388	377,309	332,749
Administrative employee expenses	88,601	79,507	259,384	234,701
Insurance and claims	6,929	10,045	29,872	29,659
Fleet expenses	9,502	8,297	29,348	25,257
Other sales, general and administrative (2)	57,491	52,681	163,600	147,156
Total sales, general and administrative	$301,404	$274,918	$859,513	$769,522

Depreciation and amortization	32,231	27,664	93,177	82,685
Interest expense, net	7,942	7,150	21,118	22,650
Other (income) expense, net	(350)	(582)	(1,334)	(933)
Income tax expense	53,902	48,315	135,954	124,176
Net income	$163,527	$136,913	$410,264	$360,704

1) Other cost of services provided includes facilities costs, professional services, maintenance and repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance and repairs, software license costs, bad debt expense, and other administrative expenses.

See the condensed consolidated financial statements for other financial information regarding the Company’s reportable segment. See Note 4, Revenue for further information on revenue.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

(in thousands)	September 30, 2025	December 31, 2024
United States	$509,593	$503,767
International	42,138	35,546

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Quarterly Dividend
On October 28, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.1825 per share payable on December 10, 2025 to shareholders of record at the close of business on November 10, 2025.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended September 30, 2025:
•Third quarter revenues were $1.0 billion, an increase of 12.0% over the third quarter of 2024 with organic revenues* increasing 7.2%.
•Quarterly operating income was $225.0 million, an increase of 17.3% over the third quarter of 2024. Quarterly operating margin was 21.9%, an increase of 100 basis points versus the third quarter of 2024. Adjusted operating income* was $232.1 million, an increase of 18.4% over the prior year. Adjusted operating margin* was 22.6%, an increase of 120 basis points compared to the prior year.
•Adjusted EBITDA* was $258.3 million, an increase of 17.7% over the prior year. Adjusted EBITDA margin* was 25.2%, an increase of 120 basis points versus the third quarter of 2024.
•Quarterly net income was $163.5 million, an increase of 19.4% over the prior year. Adjusted net income* was $168.5 million, an increase of 20.7% over the prior year.
•Quarterly EPS was $0.34 per diluted share, a 21.4% increase over the prior year EPS of $0.28. Adjusted EPS* was $0.35 per diluted share, an increase of 20.7% over the prior year.
•Operating cash flow was $191.3 million for the quarter, an increase of 30.2% compared to the prior year. The Company invested $34.7 million in acquisitions, $8.5 million in capital expenditures, and paid dividends totaling $80.1 million.
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
*Amounts are non-GAAP financial measures. See the schedules below for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.
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
RESULTS OF OPERATIONS
Quarter ended September 30, 2025 compared to quarter ended September 30, 2024

	Three Months Ended September 30,
			Variance
(in thousands, except per share data)	2025	2024	$	%
GAAP Metrics
Revenues	$1,026,106	$916,270	$109,836	12.0%
Gross profit (1)	$558,656	$494,378	$64,278	13.0%
Gross profit margin (1)	54.4%	54.0%		40	bps
Operating income	$225,021	$191,796	$33,225	17.3%
Operating margin	21.9%	20.9%		100	bps
Net income	$163,527	$136,913	$26,614	19.4%
EPS	$0.34	$0.28	$0.06	21.4%
Operating cash flow	$191,349	$146,947	$44,402	30.2%

Non-GAAP Metrics
Adjusted operating income (2)	$232,057	$196,012	$36,045	18.4%
Adjusted operating margin (2)	22.6%	21.4%		120	bps
Adjusted net income (2)	$168,501	$139,617	$28,884	20.7%
Adjusted EPS (2)	$0.35	$0.29	$0.06	20.7%
Adjusted EBITDA (2)	$258,334	$219,460	$38,874	17.7%
Adjusted EBITDA margin (2)	25.2%	24.0%		120	bps
Free cash flow (2)	$182,846	$139,425	$43,421	31.1%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(unaudited, in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$1,026,106	100.0%	$916,270	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	312,249	30.4%	278,296	30.4%
Materials and supplies	62,933	6.1%	56,675	6.2%
Insurance and claims	11,127	1.1%	16,649	1.8%
Fleet expenses	38,997	3.8%	33,650	3.7%
Other cost of services provided (1)	42,144	4.1%	36,622	4.0%
Total cost of services provided (exclusive of depreciation and amortization below)	$467,450	45.6%	$421,892	46.0%

Sales, general and administrative:
Selling and marketing expenses	138,881	13.5%	124,388	13.6%
Administrative employee expenses	88,601	8.6%	79,507	8.7%
Insurance and claims	6,929	0.7%	10,045	1.1%
Fleet expenses	9,502	0.9%	8,297	0.9%
Other sales, general and administrative (2)	57,491	5.6%	52,681	5.7%
Total sales, general and administrative	$301,404	29.4%	$274,918	30.0%

Depreciation and amortization	32,231	3.1%	27,664	3.0%
Interest expense, net	7,942	0.8%	7,150	0.8%
Other (income) expense, net	(350)	—%	(582)	(0.1)%
Income tax expense	53,902	5.3%	48,315	5.3%
Net income	$163,527	15.9%	$136,913	14.9%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the three months ended September 30, 2025 and September 30, 2024, respectively:
Revenues for the quarter ended September 30, 2025 were $1.0 billion, an increase of $109.8 million, or 12.0%, from 2024 revenues of $916.3 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 7.2% with acquisitions adding 4.8% in the quarter. Residential pest control revenue increased 11.2%, commercial pest control revenue increased 11.8% and termite and ancillary services grew 15.2% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 5.2% in residential, 8.3% in commercial, and 10.8% in termite and ancillary activity.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most closely correlated GAAP measure.
Revenues are impacted by the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following table:

	Consolidated Net Revenues
(in thousands)	2025	2024	2023
First quarter	$822,504	$748,349	$658,015
Second quarter	999,527	891,920	820,750
Third quarter	1,026,106	916,270	840,427
Fourth quarter	—	832,169	754,086
Year to date	$2,848,137	$3,388,708	$3,073,278
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended September 30, 2025 was $558.7 million, an increase of $64.3 million, or 13.0%, compared to $494.4 million for the quarter ended September 30, 2024.
Gross margin improved 40 basis points to 54.4% in 2025 compared to 54.0% in 2024. We saw leverage across a number of cost categories, including 70 basis points of lower insurance and claims costs due to a more favorable claims experience and 10 basis points in materials and supplies. This was partially offset by 10 basis points of higher fleet expenses associated with lower vehicle gains and less favorable medical claims impacting people costs.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended September 30, 2025, sales, general and administrative ("SG&A") expenses were $301.4 million, an increase of $26.5 million, or 9.6%, compared to the quarter ended September 30, 2024.
As a percentage of revenue, SG&A decreased 60 basis points to 29.4% from 30.0% in the prior year, primarily due to 40 basis points of lower insurance and claims costs due to a more favorable claims experience, 10 basis points of lower selling and marketing costs, and 10 basis points of lower administrative costs.
Depreciation and Amortization
For the quarter ended September 30, 2025, depreciation and amortization increased $4.6 million, or 16.5%, compared to the quarter ended September 30, 2024. The increase was due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela Pest Control ("Saela").
Operating Income
For the quarter ended September 30, 2025, operating income increased $33.2 million, or 17.3%, compared to the prior year.
As a percentage of revenue, operating income was 21.9%, an increase of 100 basis points compared to the third quarter of 2024. Operating margin improved mostly due to lower insurance and claims costs and leverage in materials and supplies, administrative costs, and selling and marketing costs, partially offset by higher fleet costs.
Interest Expense, Net
During the quarter ended September 30, 2025, interest expense, net increased $0.8 million compared to the prior year primarily due to a higher average debt balance during the quarter ended September 30, 2025 versus the same quarter in the prior year.
Other (Income) Expense, Net
During the quarter ended September 30, 2025, other income decreased $0.2 million primarily due to lower gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 24.8% in the third quarter of 2025 and 26.1% in the third quarter of 2024. The reduced rate is primarily due to the purchase of transferable federal income tax credits during the three months ended September 30, 2025.

ROLLINS, INC. AND SUBSIDIARIES
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

	Nine Months Ended September 30,
			Variance
(in thousands, except per share data)	2025	2024	$	%
GAAP Metrics
Revenues	$2,848,137	$2,556,539	$291,598	11.4%
Gross profit (1)	$1,518,692	$1,358,804	$159,888	11.8%
Gross profit margin (1)	53.3%	53.2%		10	bps
Operating income	$566,002	$506,597	$59,405	11.7%
Operating margin	19.9%	19.8%		10	bps
Net income	$410,264	$360,704	$49,560	13.7%
EPS	$0.85	$0.74	$0.11	14.9%
Operating cash flow	$513,363	$419,495	$93,868	22.4%

Non-GAAP Metrics
Adjusted operating income (2)	$584,826	$520,286	$64,540	12.4%
Adjusted operating margin (2)	20.5%	20.4%		10	bps
Adjusted net income (2)	$423,277	$370,194	$53,083	14.3%
Adjusted EPS (2)	$0.87	$0.76	$0.11	14.5%
Adjusted EBITDA (2)	$661,343	$590,331	$71,012	12.0%
Adjusted EBITDA margin (2)	23.2%	23.1%		10	bps
Free cash flow (2)	$491,003	$396,106	$94,897	24.0%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most closely correlated GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(unaudited, in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$2,848,137	100.0%	$2,556,539	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	872,326	30.6%	784,868	30.7%
Materials and supplies	170,924	6.0%	158,502	6.2%
Insurance and claims	48,385	1.7%	49,327	1.9%
Fleet expenses	117,688	4.1%	99,000	3.9%
Other cost of services provided (1)	120,122	4.2%	106,038	4.1%
Total cost of services provided (exclusive of depreciation and amortization below)	$1,329,445	46.7%	$1,197,735	46.8%

Sales, general and administrative:
Selling and marketing expenses	377,309	13.2%	332,749	13.0%
Administrative employee expenses	259,384	9.1%	234,701	9.2%
Insurance and claims	29,872	1.0%	29,659	1.2%
Fleet expenses	29,348	1.0%	25,257	1.0%
Other sales, general and administrative (2)	163,600	5.7%	147,156	5.8%
Total sales, general and administrative	$859,513	30.2%	$769,522	30.1%

Depreciation and amortization	93,177	3.3%	82,685	3.2%
Interest expense, net	21,118	0.7%	22,650	0.9%
Other (income) expense, net	(1,334)	—%	(933)	—%
Income tax expense	135,954	4.8%	124,176	4.9%
Net income	$410,264	14.4%	$360,704	14.1%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the nine months ended September 30, 2025 and September 30, 2024, respectively:
Revenues for the nine months ended September 30, 2025 were $2.8 billion, an increase of $291.6 million, or 11.4%, from 2024 revenues of $2.6 billion. The increase in revenues was driven by demand from our customers across all major service offerings, partially offset by foreign currency headwind of 10 basis points primarily related to the Canadian Dollar. Organic revenue* growth was 7.3% with acquisitions adding 4.1% in the nine months ended September 30, 2025. Residential pest control revenue increased 10.5%, commercial pest control revenue increased 11.2% and termite and ancillary services grew 14.1%, including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing 5.2% in residential, 8.0% in commercial, and 10.7% in termite and ancillary activity despite having one less business day in the nine months ended September 30, 2025 compared to the same period in 2024.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most closely correlated GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the nine months ended September 30, 2025 was $1.5 billion, an increase of $159.9 million, or 11.8%, compared to $1.4 billion for the nine months ended September 30, 2024.
Gross margin increased to 53.3% in 2025 versus 53.2% 2024. We saw leverage across a number of cost categories, including 20 basis points in insurance and claims, 20 basis points in materials and supplies, and 10 basis points in employee expenses. This was partially offset by 20 basis points of higher fleet expenses associated with lower vehicle gains and higher other cost categories.
Sales, General and Administrative
For the nine months ended September 30, 2025, SG&A expenses increased $90.0 million, or 11.7%, compared to the nine months ended September 30, 2024.
As a percentage of revenue, SG&A expenses increased 10 basis points to 30.2% from 30.1% in the prior year. This is primarily due to 20 basis points of higher selling and marketing costs associated with continued investments in growth initiatives, partially offset by lower insurance and claims costs and lower administrative costs.

ROLLINS, INC. AND SUBSIDIARIES
Depreciation and Amortization
For the nine months ended September 30, 2025, depreciation and amortization increased $10.5 million, or 12.7%, compared to the nine months ended September 30, 2024. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela.
Operating Income
For the nine months ended September 30, 2025, operating income increased $59.4 million, or 11.7%, compared to the nine months ended September 30, 2024.
As a percentage of revenue, operating income increased 10 basis points to 19.9% from 19.8% in the prior year. Operating margin increased mostly due to lower insurance and claims costs, lower materials and supplies costs, and lower administrative costs and employee expenses. This was partially offset by higher fleet costs and higher selling and marketing costs.
Interest Expense, Net
For the nine months ended September 30, 2025, interest expense, net decreased $1.5 million, compared to the nine months ended September 30, 2024, primarily due to a lower average interest rate on our borrowings.
Other (Income) Expense, Net
During the nine months ended September 30, 2025, other income increased $0.4 million compared to the nine months ended September 30, 2024, primarily due to higher gains on non-operational asset sales.
Income Taxes
During the nine months ended September 30, 2025, the Company’s effective tax rate decreased to 24.9% compared to 25.6% in 2024. The reduced rate is primarily due to the purchase of transferable federal income tax credits during the three months ended September 30, 2025.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$1,026,106	$916,270	109,836	12.0	$2,848,137	$2,556,539	291,598	11.4
Revenues from acquisitions	(43,986)	—	(43,986)	4.8	(105,138)	—	(105,138)	4.1
Organic revenues	$982,120	$916,270	65,850	7.2	$2,742,999	$2,556,539	186,460	7.3

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$476,271	$428,290	47,981	11.2	$1,288,249	$1,166,042	122,207	10.5
Residential revenues from acquisitions	(25,620)	—	(25,620)	6.0	(61,194)	—	(61,194)	5.3
Residential organic revenues	$450,651	$428,290	22,361	5.2	$1,227,055	$1,166,042	61,013	5.2

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$334,956	$299,633	35,323	11.8	$939,803	$845,517	94,286	11.2
Commercial revenues from acquisitions	(10,523)	—	(10,523)	3.5	(26,244)	—	(26,244)	3.2
Commercial organic revenues	$324,433	$299,633	24,800	8.3	$913,559	$845,517	68,042	8.0

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$204,670	$177,674	26,996	15.2	$588,655	$515,758	72,897	14.1
Termite and ancillary revenues from acquisitions	(7,843)	—	(7,843)	4.4	(17,700)	—	(17,700)	3.4
Termite and ancillary organic revenues	$196,827	$177,674	19,153	10.8	$570,955	$515,758	55,197	10.7

Reconciliation of Franchise and Other Revenues to Organic Franchise and Other Revenues

Franchise and other revenues	$10,209	$10,673	(464)	(4.3)	$31,430	$29,222	2,208	7.6
Franchise and other revenues from acquisitions	—	—	—	—	—	—	—	—
Franchise and other organic revenues	$10,209	$10,673	(464)	(4.3)	$31,430	$29,222	2,208	7.6

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$225,021	$191,796			$566,002	$506,597
Acquisition-related expenses (1)	7,036	4,216			18,824	13,689
Adjusted operating income	$232,057	$196,012	36,045	18.4	$584,826	$520,286	64,540	12.4
Revenues	$1,026,106	$916,270			$2,848,137	$2,556,539
Operating margin	21.9%	20.9%			19.9%	19.8%
Adjusted operating margin	22.6%	21.4%			20.5%	20.4%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$163,527	$136,913			$410,264	$360,704
Acquisition-related expenses (1)	7,036	4,216			18,824	13,689
Gain on sale of assets, net (2)	(350)	(582)			(1,334)	(933)
Tax impact of adjustments (3)	(1,712)	(930)			(4,477)	(3,266)
Adjusted net income	$168,501	$139,617	28,884	20.7	$423,277	$370,194	53,083	14.3
EPS - basic and diluted	$0.34	$0.28			$0.85	$0.74
Acquisition-related expenses (1)	0.01	0.01			0.04	0.03
Gain on sale of assets, net (2)	—	—			—	—
Tax impact of adjustments (3)	—	—			(0.01)	(0.01)
Adjusted EPS - basic and diluted (4)	$0.35	$0.29	0.06	20.7	$0.87	$0.76	0.11	14.5
Weighted average shares outstanding – basic	484,635	484,317			484,565	484,231
Weighted average shares outstanding – diluted	484,670	484,359			484,598	484,270

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$163,527	$136,913			$410,264	$360,704
Depreciation and amortization	32,231	27,664			93,177	82,685
Interest expense, net	7,942	7,150			21,118	22,650
Provision for income taxes	53,902	48,315			135,954	124,176
EBITDA	$257,602	$220,042	37,560	17.1	$660,513	$590,215	70,298	11.9
Acquisition-related expenses (1)	1,082	—			2,164	1,049
Gain on sale of assets, net (2)	(350)	(582)			(1,334)	(933)
Adjusted EBITDA	$258,334	$219,460	38,874	17.7	$661,343	$590,331	71,012	12.0
Revenues	$1,026,106	$916,270	109,836		$2,848,137	$2,556,539	291,598
EBITDA margin	25.1%	24.0%			23.2%	23.1%
Incremental EBITDA margin			34.2%				24.1%
Adjusted EBITDA margin	25.2%	24.0%			23.2%	23.1%
Adjusted incremental EBITDA margin			35.4%				24.4%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$191,349	$146,947			$513,363	$419,495
Capital expenditures	(8,503)	(7,522)			(22,360)	(23,389)
Free cash flow	$182,846	$139,425	43,421	31.1	$491,003	$396,106	94,897	24.0
Free cash flow conversion	111.8%	101.8%			119.7%	109.8%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of SG&A to Adjusted SG&A

SG&A	$301,404	$274,918	$859,513	$769,522
Acquisition-related expenses (1)	1,082	—	2,164	1,049
Adjusted SG&A	$300,322	$274,918	$857,349	$768,473

Revenues	$1,026,106	$916,270	$2,848,137	$2,556,539
Adjusted SG&A as a % of revenues	29.3%	30.0%	30.1%	30.1%

	Period Ended September 30, 2025	Period Ended December 31, 2024
Reconciliation of Debt and Net Income to Leverage Ratio

Short-term debt (5)	$—	$—
Long-term debt (6)	500,000	397,000
Operating lease liabilities (7)	426,423	417,218
Cash adjustment (8)	(114,621)	(80,667)
Adjusted net debt	$811,802	$733,551

Net income	515,939	466,379
Depreciation and amortization	123,712	113,220
Interest expense, net	26,145	27,677
Provision for income taxes	175,629	163,851
Operating lease cost (9)	154,191	133,420
Stock-based compensation expense	37,086	29,984
Adjusted EBITDAR	$1,032,702	$934,531

Leverage ratio	0.8x	0.8x

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
(5) As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under our commercial paper program. The Company's short-term borrowings are presented under the short-term debt caption of our condensed consolidated statements of financial position, net of unamortized discounts.
(6) As of September 30, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes and no outstanding borrowings under the Revolving Credit Facility. These borrowings are presented under the long-term debt caption of our condensed consolidated statements of financial position, net of a $7.3 million unamortized discount and $7.0 million in unamortized debt issuance costs as of September 30, 2025. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are presented under the long-term debt caption of our condensed consolidated statements of financial position, net of $1.7 million in unamortized debt issuance costs as of December 31, 2024.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $127.4 million of total cash at September 30, 2025 is held at various banking institutions. As of September 30, 2025, approximately $55.2 million is held in cash by foreign subsidiaries and the remaining $72.1 million is held at domestic banks and also includes cash-in-transit.

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
2035 Senior Notes
In February 2025, we issued ten-year notes with an aggregate principal amount of $500 million due on February 24, 2035 (the “2035 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act. We issued the 2035 Senior Notes at 98.443% of par, representing a discount of $7.8 million, and paid approximately $6.1 million for debt issuance costs. The interest is payable semi-annually in arrears on February 24 and August 24 of each year at 5.25% per annum, beginning on August 24, 2025, and the entire principal amount is due at the time of maturity. We used the net proceeds from this offering primarily to repay outstanding borrowings under the Revolving Credit Facility, as well as for general corporate purposes.
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
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of September 30, 2025, there were no outstanding borrowings under the commercial paper program.
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
As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility.
Letters of Credit
The Company maintained $82.4 million in letters of credit as of September 30, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance companies, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the nine month periods presented:

	Nine Months Ended September 30,		Variance
(in thousands)	2025	2024	$	%
Net cash provided by operating activities	$513,363	$419,495	93,868	22.4
Net cash used in investing activities	(302,815)	(123,560)	179,255	145.1
Net cash used in financing activities	(175,145)	(305,506)	(130,361)	42.7
Effect of exchange rate on cash	2,324	1,028	1,296	126.1
Net increase in cash and cash equivalents	$37,727	$(8,543)	46,270	N/M
N/M - calculation not meaningful
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $513.4 million and $419.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $93.9 million increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
The U.S. Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for U.S. federal income tax purposes in the fourth quarter of 2024. That tax payment was made during the second quarter of 2025. We have implemented tax planning strategies that have deferred certain additional tax payments.
Cash Used in Investing Activities
The Company’s investing activities used $302.8 million and $123.6 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for acquisitions totaled $288.3 million for the nine months ended September 30, 2025, compared to $105.5 million for the nine months ended September 30, 2024, driven primarily by the Saela acquisition. The Company invested $22.4 million in capital expenditures during the year, offset by $5.9 million in cash proceeds from the sale of assets, compared with $23.4 million of capital expenditures and $3.0 million in cash proceeds from asset sales in 2024. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash of $175.1 million was used in financing activities during the nine months ended September 30, 2025, compared with $305.5 million during the nine months ended September 30, 2024. A total of $239.5 million was paid in cash dividends ($0.495 per share) during the nine months ended September 30, 2025, compared to $218.0 million in cash dividends paid ($0.450 per share) during the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, the Company received proceeds of $492.2 million and paid $6.1 million of debt issuance costs related to the issuance of the 2035 Senior Notes. Those proceeds were used primarily to repay borrowings under the credit agreement. Net proceeds from borrowings during the nine months ended September 30, 2025 were $95.2 million, compared to net repayments of $46.0 million during 2024.
During the nine months ended September 30, 2025, the Company paid $7.8 million of contingent consideration, compared to $33.4 million during the nine months ended September 30, 2024. The Company withheld $18.6 million and $11.5 million of common stock for the nine months ended September 30, 2025 and 2024, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.

ROLLINS, INC. AND SUBSIDIARIES
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of September 30, 2025, 11.4 million additional shares may be purchased under the share repurchase program.
Active Shelf Registration
The Form S-3 on file with the SEC registered $1.5 billion of the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance by the Company. The Company may offer and sell some or all of such securities from time to time or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any securities pursuant to the Form S-3 as of the date of this Form 10-Q.
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
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. The Company received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations and is currently working with several local governments regarding compliance with environmental regulations governing the management of hazardous waste and pesticide disposal. The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. The Company and district attorneys have reached a settlement subject to court approval, which the parties expect to seek in the near future. While we are unable to predict the outcome of this investigation, we do not believe the outcome will have a material effect on our results of operations, financial condition, or cash flows.
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
•expansion efforts and growth opportunities, including, but not limited, to anticipated organic and inorganic growth and recent and future acquisitions in the United States and in foreign markets where we have a presence and integration efforts with respect to recent acquisitions;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired Saela Holdings, LLC (“Saela Pest Control” or "Saela"). The Company is currently in the process of integrating Saela into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2025, excludes an assessment of the internal control over financial reporting of Saela. During the three and nine months ended September 30, 2025, Saela contributed revenues of $19.6 million and $38.5 million, respectively, and net earnings of $2.2 million and $5.0 million, respectively.
Changes in Internal Controls Over Financial Reporting
Other than as described above with respect to Saela, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. The Company received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations and is currently working with several local governments regarding compliance with environmental regulations governing the management of hazardous waste and pesticide disposal. The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. The Company and district attorneys have reached a settlement subject to court approval, which the parties expect to seek in the near future. While we are unable to predict the outcome of this investigation, we do not believe the outcome will have a material effect on our results of operations, financial condition, or cash flows.
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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from July 1, 2025 to September 30, 2025.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
July 1 to 31, 2025	844	$56.64	—	11,415,625
August 1 to 31, 2025	—	$—	—	11,415,625
September 1 to 30, 2025	—	$—	—	11,415,625
Total	844		—
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of September 30, 2025, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Thomas D. Tesh Chief Administrative Officer	August 15, 2025	February 13, 2026	7,187 shares of Company common stock	Sales to occur on or after November 14, 2025, if certain limit prices are met	If all 7,187 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

Appointment of Principal Accounting Officer
On October 28, 2025, the Board of Directors (the “Board”) of the Company appointed William W. Harkins, the Company’s Chief Accounting Officer, as the Company’s Principal Accounting Officer, effective immediately.
Mr. Harkins, 45, has served as the Company’s Chief Accounting Officer since March 2025. Prior to joining the Company, Mr. Harkins served as Chief Accounting Officer and Corporate Controller at Mohawk Industries, Inc. from August 2022 to March 2025. Prior to this role, Mr. Harkins served as Global Assistant Controller at Mars, Incorporated from November 2019 to June 2022, and during his 14-year tenure at The Coca-Cola Company from September 2005 to November 2019, he took on roles of increasing responsibility, including the role of Global Director, Controllership. He began his career at Ernst & Young LLP. Mr. Harkins holds both a Master of Accountancy and a Bachelor of Business Administration in Accounting from the University of Georgia. Mr. Harkins is also a Certified Public Accountant in Georgia.
No compensation agreement or arrangement has been entered into with Mr. Harkins or amended in connection with his appointment. Mr. Harkins has no family relationships that require disclosure pursuant to Item 401(d) of Regulation S-K and has not been involved in any transactions that require disclosure pursuant to Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Harkins and any other person pursuant to which Mr. Harkins was named as Principal Accounting Officer of the Company.
In connection with the foregoing, effective October 28, 2025, Kenneth D. Krause, the Company’s Executive Vice President and Chief Financial Officer, ceased to be the Company’s Principal Accounting Officer. Mr. Krause continues to serve as the Company’s Principal Financial Officer.

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

ROLLINS, INC.
(Registrant)

Date: October 30, 2025	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial Officer

Date: October 30, 2025	By:	/s/ William W. Harkins
William W. Harkins
Principal Accounting Officer