Form 10-K
period 2025-12-31
ROLLINS INC
filed 2026-02-12
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Rollins, Inc. Common Stock held by non-affiliates on June 30, 2025 was $15,803,310,776 based on the reported last sale price of common stock on June 30, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter.
Rollins, Inc. had 481,092,221 shares of Common Stock outstanding as of January 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders of Rollins, Inc. are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent described herein.

Rollins, Inc.
Form 10-K
For the Year Ended December 31, 2025

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
In 1964, brothers O. Wayne and John Rollins acquired Orkin Exterminating Company and in 1965 we changed our name from Rollins Broadcasting, Inc to Rollins, Inc. In 1968, Rollins began trading on the New York Stock Exchange under the symbol “ROL.” Since then, we have grown into a premier global consumer and commercial services company with numerous industry leading brands including Aardwolf Pestkare, Clark Pest Control, Crane Pest Control, Critter Control, Fox Pest Control, HomeTeam Pest Defense, Industrial Fumigant Company, McCall Service, MissQuito, Northwest Exterminating, OPC Pest Services, Orkin, Orkin Australia, Orkin Canada, PermaTreat, Safeguard, Saela Pest Control, Trutech, Waltham Services, Western Pest Services, and more.
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
•Commercial: Workplace pest control solutions for customers across diverse end markets such as healthcare, food service, logistics; and
•Termite and Ancillary: Termite protection services and ancillary services for both residential and commercial customers.
Recurring services, which make up the majority of our business, include ongoing pest prevention treatment under a scheduled service agreement and relationships often extend over multi-year periods. Ancillary services include pest, rodent, and wildlife exclusion; crawlspace encapsulation and moisture remediation, and insulation, amongst other services, and represents an opportunity to increase our depth of relationship with our existing customers. One-time services typically consist of single-service treatment for specific pest issues such as bed bugs, wildlife removal, termite treatments, and infestations.
As of December 31, 2025, approximately 75% of our business was recurring services, 10% was ancillary services, and 15% was one-time services.
Risk factors associated with our business are discussed in Item 1.A. "Risk Factors."
Our Strategic Objectives
We regularly assess the business environment, as well as our own strengths and opportunities, and have aligned around key strategic objectives that will help us drive continued success for Rollins.
People First
We promote a people first mindset that prioritizes the well-being and development of the teammate, as well as our collective team, in all aspects of our business. To provide our customers with the best customer experience, we must focus on cultivating our position as the employer of choice in our industry. This means not only investing in competitive wages and benefits, but also providing tools, training and development opportunities that drive a high level of teammate engagement.
Customer Loyalty
We focus on creating the best customer experience that will enable a loyal customer base and in turn reduce the amount of churn across our customer base. This starts with our people and the interactions they have with our customers. By focusing on this key objective, we expect it to enable growth that will outpace our market growth.
Growth Mindset
A growth mindset helps us consider ways to improve and best position our business. Our focus here is to identify changes that may present both risks and opportunities to our business. We focus on evaluating changes in the markets we compete in but also across other industries to continue to identify changing dynamics that may impact our people and our customers and that may impact our position in the markets we compete.
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
Our Competitive Strengths
Rollins is a leader in the global pest control market. We have established a portfolio of premier brands with extensive service capabilities across a deep operating network with a focus on our core pest control market. Our scale enables delivery of great customer service and provides a significant and reinforcing competitive advantage through (i) comprehensive capabilities to win new residential and commercial accounts, (ii) technology investments for operations optimization and enhanced customer experience, (iii) a diverse portfolio of brands of varying sizes of which to innovate, test, learn, and grow or expand, particularly when it comes to emerging technology, (iv) route density to manage variable costs, and (v) financial flexibility to generate organic growth and pursue acquisitions.
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
Differentiated Employee Base and Service Delivery
Our teammates are critical to delivering an outstanding customer experience, and we are highly focused on providing our team with best-in-class training and development opportunities. We operate the 27,000 square foot Rollins Learning Center training facility located in Atlanta, GA, which is a distance-learning and global broadcast facility with simulated environments and classrooms for training. In addition to in-person training, the Rollins Learning Center offers on-demand training sessions that teammates can access from anywhere in the world that are produced at our on-site, state-of-the-art broadcast studio. Our unique programs contribute to our position as an employer of choice and have earned us recognition from Training magazine among the Top 125 U.S. Training Companies 17 times in the past 23 years. We continuously monitor co-worker engagement and customer loyalty.
Experienced Management Team
Our management team combines extensive business and consumer services experience with robust local pest control leadership. Consistent with our culture of attracting, developing and progressing talented individuals, our senior leadership team consists of a combination of long-term internal leaders and strategic hires from well-respected external platforms.
Our Executive Chairman Emeritus, Gary Rollins, is the son of Rollins, Inc. co-founder O. Wayne Rollins and has spent his entire career with the Company, serving as Chief Executive Officer (“CEO”) from 2001 to 2022 and Executive Chairman from 2020 to 2025.
John Wilson, having served in various roles of increasing responsibility at the Company for over 28 years, currently serves as Executive Chairman of the Company effective January 1, 2025.
Jerry Gahlhoff, Jr. currently serves as President and CEO. Mr. Gahlhoff joined the Company as part of the HomeTeam acquisition in 2008. Mr. Gahlhoff has extensive knowledge of the Company’s business and industry, having served in various roles of increasing responsibility at HomeTeam and the Company, collectively, for over 24 years. He is also a trained Entomologist.
Additional members of our Executive Leadership Team include:
•Kenneth Krause has served as the Executive Vice President and Chief Financial Officer of the Company since September 2022. Mr. Krause brings over 10 years of public company Chief Financial Officer experience and over 25 years of global finance and strategy experience.
•Elizabeth Chandler joined the Company in 2013 and currently serves as our Chief Legal Officer. Ms. Chandler brings over 37 years of legal experience.
•Pat Chrzanowski, President of Orkin USA, joined the Company in 2007 and has over 23 years of pest control experience.
•Stanford Phillips, President of Rollins Brands, joined the Company in 2017 and has over 24 years of pest control experience.
•Thomas Tesh joined the Company in 2012 and currently serves as Executive Vice President of Home Office Operations and Chief Administrative Officer. Mr. Tesh brings over 26 years of pest control experience.
•Renee Pearson joined the Company in 2023 and currently serves as Senior Vice President and Chief Information Officer. Ms. Pearson brings over 27 years of information technology experience.
•Clay Scherer joined the Company in 2024 and currently serves as Senior Vice President, Operational Support Group. Mr. Scherer brings over 31 years of global pest markets experience.
•Jamie Benton joined the Company in 2014 and currently serves as Senior Vice President, Human Resources. Mr. Benton brings 23 years of Human Resources experience.
International Business
We continue to expand our international presence through organic growth, acquisitions, and our international franchise programs. In 2025, we saw revenue growth in our company-owned operations in Canada, Australia, the United Kingdom, and Singapore. We believe geographic diversity allows us to increase brand recognition, meet demands of global customers, and draw on business and technical expertise from teams in several countries, and offers us an opportunity to access new markets.

Franchising Programs
We have franchise programs through Orkin, Critter Control, MissQuito, and our Australian subsidiaries. We had a total of 131 domestic franchise agreements as of December 31, 2025. International franchise agreements totaled 66 as of December 31, 2025. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.
Acquisition Strategy
We have extensive experience acquiring companies of all sizes. Over the last three years, we have completed 94 acquisitions, including 26 acquisitions in 2025. Our acquisition strategy targets high quality, profitable businesses with strong leadership, a healthy level of brand awareness, and customer loyalty in the markets they serve that would benefit from incremental growth capital and have the potential to achieve organic growth and margin expansion.
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

	Consolidated Net Revenues
(in thousands)	2025	2024	2023
First Quarter	$822,504	$748,349	$658,015
Second Quarter	999,527	891,920	820,750
Third Quarter	1,026,106	916,270	840,427
Fourth Quarter	912,913	832,169	754,086
Year to date	$3,761,050	$3,388,708	$3,073,278
Our quarterly profitability correlates with our revenue due to seasonality, as profit is lower in the first and fourth quarters and higher in the second and third quarters.
Materials and Supplies
Our Company has relationships with a vast network of national pest control product distributors, manufacturers and other suppliers for pest and termite treatment products. We maintain a sufficient level of products, materials, and other supplies to fulfill our immediate servicing needs and to mitigate any potential short-term shortage in availability from our national network of suppliers. We also have qualified comparable products and materials for key categories to have alternatives ready as needed. However, at any time supply chain disruptions that are more than short-term in nature could impact our levels of products, materials and other supplies. We proactively work with our supplier base and in each of the last two years we hosted a partner summit, with over 30 of our top strategic partners in attendance at our corporate headquarters, to enhance collaboration and strategic relationships.
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
Human Capital
We believe one of the largest contributors to our Company’s success is the quality of our teammates. Attracting, developing and retaining high-quality talent is the primary objective of our human capital management strategy. The development and retention of high-quality talent enables a better customer experience and improved customer retention. We develop and engage our teammates through our training at all levels of our organization.
As of December 31, 2025, the Company had 21,946 employees. Approximately 19,700 of our employees were located in the United States, with approximately 17,560 employees at U.S. branch offices. Of the U.S. employees, less than 2% are represented by a labor union or covered by a collective bargaining agreement.

At December 31,	2025	2024	2023
Employees	21,946	20,265	19,031
Culture and Values
While each of our brands may possess their own unique cultures, all of them share one important commonality: the most important people in their businesses are their teammates and their customers. In an effort to leverage this common foundation across our brands to drive deeper unity and connection for our family of brands to Rollins, we developed what we call "The Rollins Way," which we believe is the recipe for continued, sustainable growth and long, profitable relationships with our customers and teammates. "The Rollins Way" is articulated in just six words and three two-word couplets: 1) Heroic Impact; 2) Essential Together; and 3) Be Remarkable.
Our teammates have the opportunity to make a Heroic Impact on our customers and feel pride in what they do. We expect every leader to have a Heroic Impact on their people and their teams. This means embracing the concept of servant leadership by demonstrating leadership in action.
The work we do is essential to the health, safety and well-being of the customers we serve. Our work is different, but interdependent and equally critical to our success of the whole because we are Essential Together. While we each have an opportunity to make a Heroic Impact in our respective roles, we must be aligned as a team for our customers. Our collective success relies on all of us being individually committed to delivering an exceptional customer experience.
We expect our teammates and our leaders to Be Remarkable. We believe this is a key ingredient to building lasting and memorable relationships throughout our business. We expect our leaders to be keenly aware of and connected to their teammates. Being remarkable for them makes it more likely that they will be remarkable for their customers.
Leadership Development
We are making a significant investment in our leaders to support the growth of our Company and establish consistent leadership behaviors across the enterprise. Our talent and development team has designed a program called The Co-Lab—a three-and-a-half-day experience for people managers across Rollins. Leaders meet in cross-brand groups for best practice sharing and networking. Servant leadership is the foundation of these sessions where leaders develop skills to help them develop themselves, their people and ultimately our business. Following the sessions leaders participate in three months of guided practice, peer coaching and continuous learning. Since The Co-Lab was established in 2025, approximately 300 leaders have completed the program.
We have also established an enterprise talent review process to support our strategic growth strategy and to identify the key talent with the potential to lead at the next level. The development for those leaders includes the Region Manager Development Program ("RMDP"). The RMDP is a comprehensive leadership development program for mid-level leaders across the organization who lead multiple business units or departments and those preparing to lead at that level. The 12-month program offers a blended learning approach that includes facilitator-led training, executive and peer mentoring, immersive field learning experiences, 360-degree assessments, a six-month executive coaching engagement, and supported individualized development plans. Since the program was established in 2018, we have graduated a total of 143 senior leaders in seven different RMDP classes with continued successes.
Through these efforts, we are creating a marketplace of cross-brand and cross-functional talent where teammates can transfer between brands and divisions, and between our home office and field operations. This provides career opportunities for our teammates, keeping our talent within Rollins, and will fuel the Company’s growth with a pipeline of future-ready leaders.
Workplace Inclusion
We make it a priority to promote and create an inclusive workplace that results in higher levels of satisfaction and engagement, stronger teammate retention, higher productivity, and a heightened sense of belonging. Our mission is to foster a culture where all teammates feel respected, are treated fairly, and have the opportunity to excel.
Our Workplace Inclusion ("WPI") mission to build an inclusive workplace has continued under the guidance of our Executive Sponsor and Inclusion Advisory Council which is made up of teammates from Rollins brands across the United States. As part of our WPI mission, we implemented the WPI Strategic Plan (the “Plan”). The Plan includes 5 Strategic Focus Areas to be implemented across all brands. The 5 Strategic Focus areas are Training & Education, Talent Acquisition & Career Development, Policies & Programs, Communication, and Employee Resource Groups ("ERGs").
Our ERGs, led by Rollins teammates, are inclusive to all and represent our teammate population. Each ERG provides a platform for teammates to connect, collaborate, and advocate for their shared interests and experiences. These groups promote inclusivity, provide networking opportunities, and contribute to a sense of belonging among teammates. We have established six ERGs:
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
•Mission First: Provides a network that supports U.S. veterans and their families by helping employees translate military experience to civilian roles.

Workplace Inclusion will continue to partner across brands, divisions, and teams to ensure inclusion is not a program but a fundamental part of how we work and lead.

Health and Safety
We are committed to the health and safety of our teammates, customers and communities where we work, live and play. Rollins undertakes a variety of efforts to support the health and well-being of our teammates, including their physical and mental health. This includes investing in competitive compensation and benefits while also providing the culture, tools, training and development opportunities to make working at Rollins an enjoyable and rewarding experience. Our benefit offerings include our Employee Stock Purchase Program (ESPP), 401(k) match, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
We have continued our partnership with Marathon Health to provide an on-site medical clinic at our Rollins Support Center in Atlanta. The clinic provides no-cost primary care, including physical and mental health, to Rollins teammates who participate in one of our medical plans in the state of Georgia. Marathon Health also provides these services either virtually or through the existing nationwide network of Marathon Health clinics for all our teammates participating in one of our insurance plans in the U.S. This is an enhanced medical benefit, provided at no cost to teammates.
We empower our teammates to be leaders in safety by continuously evaluating and improving our performance, implementing best practices, monitoring regulatory changes, and fostering a culture of safety excellence in everything we do.
To ensure accountability, we set measurable safety goals and have enhanced our tracking systems to provide timely, user-friendly insights for field leaders. In 2025, we maintained a strong focus on improving driver safety scores. Thanks to the engagement of our field leaders and front-line teammates, we achieved measurable improvements in these scores.
Our commitment extends to comprehensive training programs, including annual recurrent safety training and targeted onboarding for new teammates, emphasizing both driver safety and general workplace safety.
The Rollins Safety Team collaborates closely with our brand teams to share best practices and lessons learned to reduce motor vehicle collision and injury-related risks. This ongoing process requires commitment, communication, and collaboration at every level of the organization. Our structure is designed to ensure effectiveness and alignment with the Company’s goals and objectives.
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
Since 1982, we have partnered with the United Way of Greater Atlanta through employee and company-matching funds, helping make Rollins a community leader for many years. We have a history of being a top corporate contributor and in 2025, we ranked 7th in the top 25 corporate contributors, as well as 4th in corporate contributors to United Way's Child Well-Being Mission Fund for 2025.
Along with personal contributions from teammates, the Company hosts rallies, golf tournaments, contests, and silent auctions to raise funds for the United Way of Greater Atlanta, as well as other local organizations it supports. Rollins has contributed approximately $1 million annually for each of the past five years in support of local community outreach.
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

Regulatory Considerations
Our business is subject to various local and national legislative and regulatory enactments including, but not limited to, environmental laws, antitrust laws, employment and benefit laws (including wage and hour laws, payroll taxes, anti-discrimination laws, pension laws and regulations, requirements related to enforcement of restrictive covenants, and ERISA), immigration laws, motor vehicle laws and regulations, human health and safety laws, consumer protection laws, securities laws including, but not limited to, SEC regulations, and federal, state and local laws and regulations governing worker safety and the pest and termite control industry. If we were to fail to comply with any of these applicable laws or regulations, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or penalties that may affect how the business is operated.
Consumer Protection, Privacy and Solicitation Matters
We are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers generally, including laws governing lending, debt collection and consumer finance; consumer privacy and fraud; collection and use of consumer data; laws governing billing practices and contract renewals; telemarketing; door-to-door marketing; and other forms of solicitation. Specifically, rules adopted by the Federal Communications Commission and Federal Trade Commission, including the Telephone Consumer Protection Act and the Telemarketing Sales Rule, along with state laws and other legal authorities, govern our telephone and texting sales practices. The CAN-SPAM Act regulates our email solicitations, and the Consumer Review Fairness Act regulates consumer opinions on social media regarding our products and services. The California Consumer Privacy Act, including amendments under the California Privacy Rights Act, and laws in other states provide consumers and sometimes employees the right to know what personal data businesses collect, how the data is used, and give them the right to access, delete and opt out of the sale of their personal information to third parties. We are subject to some of these states’ laws depending on the number of customers or amount of revenue in the specific state. Similarly, we are bound by foreign laws and regulations governing data protection in the United Kingdom (UK General Data Protection Regulation and Data Protection Act 2018; Canada (Personal Information Protection and Electronic Documents Act); Australia (Privacy Act and its Australian Privacy Principles); and Singapore (Personal Data Protection Act and Spam Control Act), when applicable.
Environmental, Health and Safety Matters
Specifically, our businesses are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, transportation and management of hazardous substances and wastes and protect the public and the health and safety of our employees. In addition, the use of certain pesticide products is also regulated by various federal, state, provincial and local environmental and public health agencies. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate. Compliance with environmental, health and safety laws increases our operating costs, limits or restricts the services we provide and subjects us to the possibility of regulatory or private actions or proceedings. Penalties for noncompliance with these laws may include criminal sanctions or civil remedies, including, but not limited to, cancellation of licenses, fines, and other corrective actions. Noncompliance with, changes in, expanded enforcement of, or adoption of new laws and regulations governing hazardous waste disposal and other environmental matters, could result in operational changes and increased costs.
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

Employment Laws
We are subject to a myriad of complex laws and regulations in the various federal, state, provincial, regional, and local governments in the countries in which we operate related to employees, including, but not limited to wage and hour laws, anti-discrimination laws, immigration, pension benefit plans, requirements related to enforcement of restrictive covenants, ERISA laws, and retirement benefits. Any failure to comply with such applicable laws or regulations could result in fines, enforcement actions, class actions or legal proceedings.
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
Acquisitions have been and may continue to be an important element of our business strategy. We may not be able to identify and acquire acceptable acquisition targets on terms favorable to us in the future, as investors increase in our industry. Also, we cannot assure investors that we will receive necessary regulatory approvals, or that any acquisitions will achieve the anticipated financial benefits. Our inability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful onboarding efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment as well as a negative impact on inorganic and/or organic growth.
In addition, acquired businesses may operate on legacy or incompatible information technology systems, maintain data security, privacy or compliance practices that differ from ours, or have undisclosed or underestimated cybersecurity, data protection, employment, regulatory or operational liabilities. Difficulties integrating acquired companies’ systems, processes, personnel, data or controls, including cybersecurity and privacy controls, could increase costs, disrupt operations, delay realization of anticipated synergies, or expose us to additional risks.
Our business depends on our strong brands, and failing to maintain and enhance our brands and develop a positive client reputation and experience could hurt our ability to retain and expand our base of customers.
Our strong brands, such as Orkin, HomeTeam Pest Defense, Clark Pest Control, Northwest Exterminating, Fox Pest Control, Saela Pest Control, Trutech, Western Pest Services, The Industrial Fumigant Company (IFC), Waltham Services, Okolona Pest Control (OPC), and Critter Control, have significantly contributed to the success of our business. Maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers. Our brands may be negatively impacted by a number of factors, including, among others, reputational issues, product/technical failures, and customer experience. We continue to develop strategies and innovative tools to gain a deeper understanding of customer acquisition and retention in order to more effectively expand and retain our customer base. Maintaining and enhancing our brands will depend largely on our brands’ ability to remain service leaders and continue to provide high-quality pest control services that are truly beneficial and play a meaningful role in people’s lives.
Labor shortages, our ability to attract and retain skilled workers, and increased labor costs may impair growth potential and profitability.
Our ability to remain productive and profitable will depend substantially on our ability to compete with other pest control and service companies to attract, adequately train, and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled employees is high, and the supply is limited. Ongoing labor shortages could negatively affect our ability to efficiently operate at full capacity or lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. A significant increase in the wages paid and benefits offered by competing employers could also result in a reduction in our labor force, increases in our labor costs, or both. Prolonged labor shortages, increased turnover or labor inflation could diminish our profitability and impair our growth potential.
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
Our increasing reliance on cloud-based platforms, third-party software providers, managed service providers, and emerging technologies, increases the complexity of our IT environment and may expose us to additional risks. Failures, interruptions, security incidents, or performance issues involving third-party systems or technologies on which we rely could disrupt operations, impair customer service, delay billing or collections, or result in increased costs and reputational harm.
Our increasing reliance on artificial intelligence (“AI”) technologies in our services and operations, and corresponding reliance by our competitors, present several risks that could materially adversely impact our business, financial condition, and results of operations.
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, our services, and other operational and administrative processes. While we believe these technologies enhance efficiency and service quality, their use presents risks that could adversely affect our business, financial condition, and results of operations. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, operational and other risks.
We are committed to developing and using AI responsibly and to maintain our competitive position, but there can be no guarantee that we will successfully mitigate all associated risks. Any failure in our AI initiatives could materially harm our business, financial condition, and results of operations.

We are subject to evolving payment card network rules, including PCI DSS, and security risks associated with payment processing systems.
We accept credit and debit card payments across multiple channels. As a result, we are subject to payment card network rules and operating regulations, including the Payment Card Industry Data Security Standard (“PCI DSS”), which is a set of comprehensive security requirements designed to protect payment card account data during the storage, processing, and transmission of such data.
We rely on third-party payment processors, cloud service providers, telecommunications carriers, and other vendors in connection with payment card processing and related systems. If we, or any of our third-party service providers, fail to maintain PCI DSS compliance, experience a security breach, or are otherwise found to have compromised payment card data, we could be subject to fines, penalties, higher transaction fees, remediation costs, litigation, reputational harm, and potential indemnification obligations. In extreme circumstances, we could lose our ability to accept credit or debit card payments, whether temporarily or permanently, which would adversely affect our operations and customer relationships.
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
Our inability to fully or substantially meet customer demand due to distributor or supply chain issues could result in, among other things, unmet consumer demand leading to reduced preference for our products or services in the future, customer purchasing services from competitors, strained customer relationships, termination of customer contracts, additional competition and new entrants into the market, and loss of potential sales and revenue.
Climate change and unfavorable weather conditions could adversely impact our financial results.
Our operations are directly impacted by the weather conditions worldwide, including catastrophic events, natural disasters and potential impacts from climate change. Our business is also affected by extreme weather such as hurricanes, wildfires, snow storms, and other storms which can impact our ability to operate as well as drought and cold weather which can greatly reduce the pest population for extended periods. Climate change continues to receive increasing global attention. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, changing temperature levels, as well as changes in legislation, regulation, and international accords, all of which could adversely impact our costs and business operations. Our business is also affected by seasonality associated with our pest and termite control services. The decrease in pest presence and activity in the fall and winter has historically resulted in a decrease in the revenue and income of our pest and termite control operations during such periods.
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
Invasive pests as well as pest population resistance could materially and adversely impact our business.
If a species previously not encountered arrives and becomes invasive, our business would be negatively impacted until appropriate methods for control are developed or deployed. Additionally, pest populations can develop resistance to the pest management tools we use which may impact our ability to gain effective control and impact our business. Moreover, there can be no assurance that current or future technologies to control invasive or resistant pest infestations would be effective. Such infestations could increase costs and decrease revenues which may have a material adverse effect on our business, results of operations and financial condition.

We currently conduct business in international markets, which presents unique challenges.
We currently conduct business in international markets, with approximately 7% of our 2025 revenues derived from our international operations. Our ability to operate successfully in international markets may be adversely affected by political, economic and social conditions beyond our control and geopolitical conflicts. Also, we may be adversely affected by local laws and customs and legal and regulatory constraints, including compliance with applicable export, anti-corruption and currency laws and regulations of the United States and other countries or regions in which we currently operate or may operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local distributors and suppliers, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse effect on our financial results.
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

Risks Related to Cybersecurity, Privacy Compliance and Business Disruptions
The Company, our brands, third-party business partners and service providers have been subject to cybersecurity incidents in the past and could be the targets of future attacks that could result in disruption to our business operations, economic and reputational damage, and possible fines, penalties and private litigation. These could include unauthorized access to or unintentional distribution of personal, financial, proprietary, confidential, or other protected data or information the Company is entrusted to keep about its customers, employees, business practices, or third parties; significant operational disruptions that result from a cybersecurity incident; or vulnerabilities through the use of evolving tools such as AI.
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
The Company has assigned responsibility for Board oversight of cybersecurity risk to the Audit Committee, which monitors the cybersecurity risk management and cyber control functions, including external security audits, and receives periodic updates from the CISO and other experienced senior management, outside legal counsel, and cybersecurity insurance carriers knowledgeable about assessing and managing cyber risks, including, as appropriate, updates on the prevention, detection, mitigation, and remediation of cyber incidents.
We continue to evaluate and modify our systems and protocols for data security compliance purposes, and such standards may change from time to time. We have processes in place to oversee and identify cybersecurity risks and vulnerability related to certain third-party business partners, vendors, and service providers. We have processes to address risks of a key service provider experiencing a significant cybersecurity incident that renders their services unavailable, but those processes may not cover all business losses. Activities by bad actors, changes in computer and software capabilities and encryption technology, new tools and discoveries, AI, cloud applications, changes in multi-jurisdictional regulations, and other events or developments may result in a compromise or breach of our systems. Any compromises, breaches, application errors or human mistakes related to our systems or failures to comply with applicable standards could not only disrupt our financial operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products, but could also result in violations of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. A breach of data security or failure to comply with rigorous multi-jurisdictional consumer privacy requirements could expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a violation or breach. Furthermore, while we maintain cybersecurity insurance, our insurance may not cover all liabilities incurred due to a security breach or incident.
Cybersecurity incidents, including ransomware attacks, social engineering, credential theft, or system outages, could result in business interruption, loss of revenue, increased costs, extortion demands, or delays in service delivery, even if no sensitive data is ultimately compromised. Our contingency plans and insurance coverage may not be sufficient to prevent or fully mitigate all such impacts.
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
Regulatory actions that restrict, suspend, or prohibit the use of certain pesticide products, active ingredients, or other pest management tools, or impose additional licensing, reporting or training requirements, have and could require operational changes, increase costs, reduce service effectiveness, or limit our ability to offer certain services in specific markets.
We are subject to regulation in the countries in which we operate related to employment laws, and noncompliance could lead to fines or legal proceedings.
We are subject to a myriad of complex laws and regulations in the various federal, state, provincial, regional, and local governments in the countries in which we operate related to employees, including, but not limited to wage and hour laws, anti-discrimination laws, immigration, pension benefit plans, ERISA laws, OSHA regulations, and retirement benefits. Any failure to comply with such applicable laws or regulations could result in fines, enforcement actions, class actions or legal proceedings.
New or proposed regulations regarding climate change could have uncertain impacts on our business.
Climate change has been the subject of increased focus by various governmental authorities and regulators around the world. For example, the State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures. We are assessing our obligations under these proposed and enacted rules in the United States and around the world and expect that compliance could require substantial effort in the future. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. We cannot predict how the proposed rules, if finalized, or any future legislation or regulations pertaining to climate change, will ultimately affect our business.
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
The commercial insurance market, including automobile and liability insurance, has experienced periods of increased premiums, reduced capacity, higher deductibles, or more restrictive terms. If such trends continue or worsen, our insurance costs could increase materially, or coverage may become more difficult to obtain on acceptable terms.
We have been and may in the future be subject to lawsuits, investigations and other proceedings which could have a material adverse effect on our business.
In the normal course of business, we have been and may in the future be involved in various claims, contractual disputes, inquiries, investigations, arbitration and litigation, including (1) claims that our acts, omissions, services or vehicles caused damage or injury, (2) claims that our pest control, termite and/or ancillary services did not achieve the desired results, (3) claims related to acquisitions, (4) claims related to violations of antitrust laws or consumer protection laws, (4) claims related to allegations by federal, state or local authorities, including the Securities and Exchange Commission, the Federal Trade Commission and Department of Justice, of violations of regulations or statutes, (5) claims related to federal securities laws, (6) claims related to employment or wage and hour violations, including class actions under the California Private Attorneys General Act ("PAGA"), (7) claims related to environmental matters, and (8) claims related to additional laws and regulations. These claims, proceedings or litigation, either alone or in the aggregate, could have a material adverse effect on our business.
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
The Company has a significant shareholder group, which includes the Company’s Executive Chairman Emeritus of the Board, Gary W. Rollins; Board member, Pamela R. Rollins; director nominee, Timothy C. Rollins; and certain persons acting as a group with them (the “Significant Shareholder”) which as of December 31, 2025, beneficially held (in the aggregate, including direct and indirect ownership) approximately 38 percent of our common stock. As a result, the Significant Shareholder has significant influence over our operations, including the election of directors, approval of substantial corporate transactions such as acquisitions, and approval of matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control of the Company at a premium.
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
The Significant Shareholder may from time to time and at any time dispose or cause to be disposed, such equity or other securities or instruments, in any amount that the Significant Shareholder may determine in its sole discretion, through registered offerings, open market transactions, privately negotiated transactions or otherwise, or acquire or cause to be acquired, additional equity or other instruments of the Company or derivative instruments the value of which is linked to Company securities. In addition, depending upon a variety of factors, the Significant Shareholder may at any time engage in discussions with the Company and its affiliates, and other persons, including retained outside advisers, concerning the Company’s business, management, strategic alternatives and direction, and in its sole discretion, consider, formulate and implement various plans or proposals intended to enhance the value of its investment in the Company, including, among other things, proposing or effecting any matter that would constitute or result in: (i) the acquisition by any person of additional securities of the Company or the disposition of securities of the Company; (ii) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any subsidiary thereof; (iii) a sale or transfer of a material amount of assets of the Company or any subsidiary thereof; (iv) a change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (v) a material change in the present capitalization or dividend policy of the Company; (vi) other material changes in the Company’s business or corporate structure; (vii) changes in the Company’s charter, bylaws, or instruments corresponding thereto, or other actions which may impede the acquisition of control of the Company by any person; (viii) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; or (ix) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended. In the event the Significant Shareholder was to engage in any of the actions enumerated above, our common stock price could be negatively impacted or such actions could cause volatility in the market for our common stock.
Certain provisions in Rollins, Inc.’s certificate of incorporation and bylaws may inhibit a takeover of the Company.
Rollins, Inc.’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals. These provisions may make a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors more difficult or expensive.
Item 1.B.    Unresolved Staff Comments
None.
Item 1.C Cybersecurity
The Company has security incident response policies and procedures for identifying, assessing, and managing material risks arising from cybersecurity incidents, including those arising from third-party service providers. The Company welcomed a new Chief Information Security Officer (“CISO”) on December 15, 2025. The new CISO has over 20 years of experience in information security and has previously served as CISO for a public company. He will be the executive primarily responsible for managing cybersecurity risks. The CISO assesses cybersecurity incidents and classifies them by severity level in accordance with the Company’s Security Incident Guidelines, which determine how each cybersecurity incident is managed and communicated. The Company uses both internal and external resources to assess risk and manage its IT and 24x7 cybersecurity operations, including managed service providers who assist in the support of key business systems. The Company may also periodically engage external consultants to assist with cybersecurity incident management, particularly where advanced or specialized expertise may be required. The Company’s Incident Response and Breach Notification Policy outlines the procedures that the Company follows for evaluation and recovery from an incident, including containment of the affected systems, and restoring systems to normal operations. To date, the Company has not had a cybersecurity event that materially impacted or affected its business strategy, results of operations, financial condition, or the security of its proprietary data.
The Company has assigned responsibility for Board oversight of cybersecurity risk to the Audit Committee, which monitors the cybersecurity risk management and cyber control functions, including external security audits, and receives periodic updates from experienced senior management, including the CISO, who are knowledgeable about assessing and managing cyber risks, including, as appropriate, providing updates on the prevention, detection, mitigation, and remediation of cyber incidents.
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
Our privacy compliance and digital risk management initiatives focus on the threats and risks to enterprise information and the underlying IT systems processing such information as part of the implementation of business processes. We have also implemented policies and procedures for the assessment, identification, and management of material risks from cybersecurity threats, including internal training, system controls, and monitoring and audit processes to protect the Company from internal and external vulnerabilities and to comply with consumer privacy laws in the areas in which we operate. Further, we limit retention of certain data, encrypt certain data and otherwise protect information to comply with consumer privacy laws in the areas in which we operate. The Company also has a cross-functional group of representatives from several departments that comprise the Privacy Committee, which meets and discusses information at least quarterly related to cybersecurity and privacy compliance at the Company, including training, policies, and trends. We also rely on, among other things, commercially available third parties including vendors, cybersecurity protection systems, software, tools and monitoring to provide security for processing, transmission and storage of protected information and data. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, meet standards set by the payment card industry.
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
Annually the Company conducts an Enterprise Risk Assessment during which management identifies and quantifies risks, including cybersecurity risks, which could enhance or impede the Company’s ability to achieve current or future strategic objectives. The conclusions of the annual Enterprise Risk Assessment are shared with the Audit Committee and the full Board. The CISO also reviews with the Audit Committee the strategy, priorities, and goals of the cybersecurity program.
Item 2.    Properties.
The Company’s administrative headquarters are owned by the Company, and are located at 2170 Piedmont Road, N.E., Atlanta, Georgia 30324. The Company owns or leases over 850 branch offices and operating facilities used in its business as well as the Rollins Training Center located in Atlanta, Georgia, and the Pacific Division Administration and Training Center in Riverside, California. None of the branch offices, individually considered, represents a materially important physical property of the Company. The facilities are suitable and adequate to meet the current and reasonably anticipated future needs of the Company.
Item 3.    Legal Proceedings.
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, inquiries, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with Accounting Standards Codification ("ASC") 450.
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

The Federal Trade Commission ("FTC") has requested information regarding certain of the Company’s practices relating to post-employment restrictive covenants entered by the Company with certain of its employees. Rollins has fully cooperated with the FTC’s requests for information and responded to any concerns they have identified, and we believe that our employee agreements and practices are, and have been, fully consistent with federal antitrust laws as well as common industry practices and applicable state employment laws. Rollins, however, cannot predict the outcome of the FTC’s inquiry. Any voluntary agreement with the FTC to resolve the FTC inquiry is unlikely to have a material impact on Rollins. The FTC could also choose to proceed to litigation. In the event of litigation, the Company is prepared to vigorously defend its practices, but we are unable to predict the outcome.
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. In January 2023, the Company received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations, relating to compliance with environmental and other regulations governing the management of certain waste streams and pesticide disposal. The investigation was part of a broader effort to investigate waste handling and disposal processes of a number of industries. The Company and district attorneys reached a settlement and a payment was made during 2025.
For future periods, pursuant to Item 103 of Regulation S‑K, we have elected to use a threshold of $1.0 million (which does not exceed the lesser of $1.0 million or 1% of our current assets as of December 31, 2025) for disclosing environmental proceedings to which a governmental authority is a party and that involve potential monetary sanctions. We will apply this threshold consistently in our annual and quarterly reports. We will continue to disclose any environmental proceedings that we determine are otherwise material, regardless of the amount of potential monetary sanctions.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders, and Dividends
The common stock of the Company is listed on the New York Stock Exchange under the symbol ROL.
As of January 31, 2026, there were 7,410 holders of record of the Company’s common stock. However, a large number of our shareholders hold their shares in “street name” in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.
Dividends will be payable only when, and if, declared by our Board and will be subject to our ongoing ability to generate sufficient income and free cash flow, any future capital needs and other contingencies. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
Issuer Purchases of Equity Securities
The Company did not repurchase shares on the open market during the quarter ended December 31, 2025.
The following table presents the Company's share repurchase activity for the period from October 1, 2025 to December 31, 2025.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
October 1 to 31, 2025	93	$58.13	—	11,415,625
November 1 to 30, 2025	3,478,260	56.93	3,478,260	11,415,625
December 1 to 31, 2025	4,040	60.40	—	11,415,625
Total	3,482,393		3,478,260
(1)Includes 4,133 shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
(2)As further described in Note 13, Stockholders' Equity, and Note 16, Related Party Transactions, and announced on November 10, 2025, the Company entered into an underwriting agreement with certain selling shareholders and an underwriter relating to the sale by certain selling shareholders of a number of shares of the Company's common stock at a public offering price of $57.50 per share (the "2025 Offering"). The Company repurchased 3,478,260 shares of its common stock concurrently with the 2025 Offering for approximately $200.0 million at the same per share price paid by the underwriter, or $56.93 per share. This repurchase was made in connection with a separate authorization approved by the Company's Board of Directors and did not reduce the remaining authorization of the share repurchase plan adopted in 2012.
(3)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The repurchase plan has no expiration date. As of December 31, 2025, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.

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
12/20
12/21
12/22
12/23
12/24
12/25
Rollins Inc.
S&P 500
S&P 500 - Commercial Services & Supplies

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	2020	2021	2022	2023	2024	2025
Rollins Inc.	$100.00	$88.56	$95.72	$115.98	$124.72	$163.45
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Commercial Services & Supplies	100.00	131.64	124.61	159.98	189.38	189.63
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
•expansion efforts and growth opportunities, including, but not limited, to anticipated organic and acquisition growth and recent and future acquisitions in the United States and in foreign markets where we have a presence and integration efforts with respect to recent acquisitions;
•our anticipation of another year of strong organic revenue growth;
•that maintaining and enhancing our brands increases our ability to enter new markets and launch new and innovative services that better serve the needs of our customers;
•the Saela acquisition expanding the Rollins family of brands and driving long-term value;
•the Company's credit risk, including that we do not believe that a one percent increase in interest rates would have a material effect on our results of operations or cash flows, and our belief that foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward;
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
•our belief that the contracted and recurring nature of our services provide us with visibility into a significant portion of our future revenue;
•our belief that our key strategic objectives will help us to drive continued success for Rollins;
•our belief that our alignment around key strategic areas will enable us to grow faster than our market, position our business for the future, and deliver value for all stakeholders, including our customers, our teammates, our communities and our shareholders;
•our belief that our scale enables delivery of great service and provides us with a significant and reinforcing competitive advantage;
•that we have strategically invested in proprietary routing and scheduling technologies to increase our competitive advantage;
•our belief that geographic diversity allows us to increase brand recognition, meet demands of global customers, and draw on business and technical expertise from teams in several countries, and offers us an opportunity to access new markets;
•that our acquisition strategy targets businesses that have the potential to achieve organic growth and margin expansion;
•our belief that, through our wholly-owned subsidiaries, we compete effectively and favorably with our competitors as one of the world’s largest pest and termite control companies;
•that we remain committed to developing exceptional talent and investing in our teams;
•that we continue to execute various strategies previously implemented to help mitigate the impact of economic disruptors;
•our belief that interest expense will be approximately $30 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program;
•our belief that we expect to realize an effective tax rate of 24.5% to 25% in 2026;
•our belief that, as we look to 2026, demand for our services is solid and our pipeline for acquisitions is robust;
•as we start 2026, we remain focused on continuous improvement initiatives to enhance profitability across our business;

•that compounding operating cash flow and a strong balance sheet should continue to enable us to follow a balanced capital allocation strategy;
•our belief that we expect to report 7% to 8% organic revenue* growth in 2026;
•our belief that while we may see a slower start to the year in the first quarter, the strength of our recurring revenue and ancillary services gives us confidence in our ability to meet our financial outlook for 2026;
•that we intend to continue to grow the business in the international markets where we have a presence, and that foreign cash earnings in excess of working capital and cash needed for strategic investments and acquisitions are not intended to be indefinitely reinvested offshore;
•the economic impact of changes to global trade policies, including the imposition of tariffs;
•expectations with respect to new and innovative products and services;
•our approach to human capital management, including training, development, retention, inclusion, and engaging with our local communities;
•continuously improving our safety culture and monitoring safety goals, including, but not limited to, our proactive approach with respect to safety and risk management;
•our increasing reliance on AI technologies in services and operations as well as the related risks that could materially adversely affect our business;
•our policies and procedures that are designed to identify, assess, and manage material risks arising from cybersecurity incidents and AI technologies;
•new information systems and technology will lead to new or improving business capabilities and streamline business processes, financial reporting, and acquisition integration;
•expectations with respect to interest costs and effective tax rates;
•our focus on pricing, ongoing modernization efforts, and a culture of continuous improvement should support healthy incremental margins;
•our belief that our current cash and cash equivalents balances, future cash flows expected to be generated from operating activities, access to debt financing based on our creditworthiness, our $1 billion commercial paper program which is backstopped by our Revolving Credit Facility, as defined below, and available borrowings under our Revolving Credit Facility will be sufficient to finance our current operations and obligations and fund expansion of the business for the foreseeable future;
•our expectations to fund our contractual commitments including lease obligations and debt payments primarily through cash generated from our operations;
•that our focus on creating the best customer experience will enable a loyal customer base and in turn reduce the amount of churn across our customer base, and that, by focusing on this key objective, we expect it to enable growth that will outpace our market growth;
•our belief that the Company has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims;
•our approach to capital allocation inclusive of our intent to pay cash dividends to common shareholders and to invest in acquisitions;
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including, but not limited to, the inquiry by the FTC and claims filed under California's Private Attorneys General Act, will have a material adverse effect on our financial position, results of operations or liquidity;
•the suitability and adequacy of our facilities to meet our current and reasonably anticipated future needs; and
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements including, but not limited to, those set forth in Item 1A “Risk Factors” of Part I, Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations” of Part II, and elsewhere in this Annual Report on Form 10-K for our fiscal year ended December 31, 2025 and may also be described from time to time in our future reports filed with the SEC.
Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required by law.
Presentation
This discussion should be read in conjunction with our audited financial statements and related notes included elsewhere in this document. Discussions of 2023 items and year-to-year comparisons of 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.
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
Strategic Update
We are focused on continuous improvement throughout the business. During 2025, we continued to make strides in all four pillars of our strategic objectives: 1) people first 2) customer loyalty 3) growth mindset and 4) operational efficiency.
People First
We continue to focus on the development of our people. We continued to make strategic improvements to both our support functions, as well as the customer-facing side of our business, by hiring and onboarding the right people into the right roles. We introduced The Co-Lab, where our people managers develop servant leadership skills to help them develop themselves, their people and ultimately our business. We remain committed to developing exceptional talent and investing in our teams.
Customer Loyalty
We remain committed to providing our customers with the best customer experience. Effective sales and service staffing levels helped us to capitalize on continued demand and deliver solid results for the year, with organic revenues* growing by 6.9% compared to 2024.
Growth Mindset
2025 marked another record year in terms of revenues, totaling approximately $3.8 billion, an increase of 11.0% over 2024, with acquisition revenues* contributing 4.1% growth in the year. We completed 26 transactions in 2025, including 22 acquisitions and 4 franchise buybacks, driving inorganic growth at our brands both domestically and internationally.
Operational Efficiency

We saw healthy margins in 2025, with gross margin improving 10 basis points to 52.8% in 2025 compared to 52.7% in 2024. Operating margin was 19.3% of revenue, a decrease of 10 basis points as compared to 2024 and adjusted operating margin* was 20.0%, an increase of 10 basis points over the prior year. Our 2025 operating margin reflects weaker volumes in the fourth quarter, but our ongoing modernization efforts position us to deliver an improving margin profile as we look to 2026.
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
Results of Operations—2025 Compared to 2024

	Twelve Months Ended December 31,
			Variance
(in thousands, except per share data and margins)	2025	2024	$	%
GAAP Metrics
Revenues	$3,761,050	$3,388,708	372,342	11.0
Gross profit (1)	$1,984,044	$1,785,511	198,533	11.1
Gross profit margin (1)	52.8%	52.7%		10 bps
Operating income	$726,068	$657,224	68,844	10.5
Operating margin	19.3%	19.4%		-10 bps
Net income	$526,705	$466,379	60,326	12.9
EPS	$1.09	$0.96	0.13	13.5
Net cash provided by operating activities	$678,107	$607,653	70,454	11.6

Non-GAAP Metrics
Adjusted operating income (2)	$752,200	$675,126	77,074	11.4
Adjusted operating margin (2)	20.0%	19.9%		10 bps
Adjusted net income (2)	$544,412	$479,190	65,222	13.6
Adjusted EPS (2)	$1.12	$0.99	0.13	13.1
Adjusted EBITDA (2)	$855,144	$771,493	83,651	10.8
Adjusted EBITDA margin (2)	22.7%	22.8%		-10 bps
Free cash flow (2)	$650,021	$580,081	69,940	12.1

(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" below for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

The following table presents financial information, including our significant expense categories, for the twelve months ended December 31, 2025 and 2024

	Twelve Months Ended December 31,
(in thousands)	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$3,761,050	100.0%	$3,388,708	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	1,166,044	31.0%	1,048,992	31.0%
Materials and supplies	225,462	6.0%	212,296	6.3%
Insurance and claims	66,897	1.8%	68,326	2.0%
Fleet expenses	157,461	4.2%	131,898	3.9%
Other cost of services provided (1)	161,142	4.3%	141,685	4.2%
Total cost of services provided (exclusive of depreciation and amortization below)	1,777,006	47.2%	1,603,197	47.3%

Sales, general and administrative:
Selling and marketing expenses	484,859	12.9%	427,916	12.6%
Administrative employee expenses	345,643	9.2%	313,814	9.3%
Insurance and claims	40,816	1.1%	41,434	1.2%
Fleet expenses	39,608	1.1%	33,580	1.0%
Other sales, general and administrative (2)	222,306	5.9%	198,323	5.9%
Total sales, general and administrative	1,133,232	30.1%	1,015,067	30.0%

Depreciation and amortization	124,744	3.3%	113,220	3.3%
Interest expense, net	28,558	0.8%	27,677	0.8%
Other (income) expense, net	(3,416)	(0.1)%	(683)	—%
Income tax expense	174,221	4.6%	163,851	4.8%
Net income	$526,705	14.0%	$466,379	13.8%
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

Revenues
The following presents a summary of revenues by service offering:
Revenues for the year ended December 31, 2025 were $3.8 billion, an increase of $372.3 million, or 11.0%, from 2024 revenues of $3.4 billion. The increase in revenues was largely driven by demand from our customers that remained strong throughout the year across all major service offerings. Comparing 2025 to 2024, organic revenue* growth was 6.9% with acquisitions adding 4.1% during the year. Residential pest control revenue increased approximately 10%, commercial pest control revenue increased approximately 11% and termite and ancillary services grew approximately 14% including both organic and acquisition-related growth in each area. Organic revenue* growth was strong across our service offerings, growing approximately 5% in residential, approximately 8% in commercial, and approximately 10% in termite and ancillary activity. The Company’s foreign operations accounted for approximately 7% of total revenues for the years ended December 31, 2025 and 2024.
Revenue growth was healthy throughout the year, but we did see weaker volumes in the fourth quarter due to weakness in one-time services associated with less favorable weather conditions.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the twelve months ended December 31, 2025 was $2.0 billion, an increase of $198.5 million, or 11.1%, compared to $1.8 billion for the year ended December 31, 2024.
Gross margin improved 10 basis points to 52.8% in 2025 compared to 52.7% in 2024. We saw leverage across a number of cost categories including 30 basis points in materials and supplies and 20 basis points in insurance and claims, partially offset by 30 basis points of higher fleet costs, while employee expenses were flat as a percentage of revenue.
Sales, General and Administrative
For the twelve months ended December 31, 2025, sales, general and administrative ("SG&A") expenses increased $118.2 million, or 11.6%, compared to the twelve months ended December 31, 2024.
As a percentage of revenue, SG&A increased 10 basis points to 30.1% in 2025 compared to 30.0% in 2024. Lower volumes negatively impacted leverage across several categories, partially offset by lower insurance and claims costs.

Depreciation and Amortization
For the twelve months ended December 31, 2025, depreciation and amortization increased $11.5 million, or 10.2%, compared to the twelve months ended December 31, 2024. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela.
Operating Income
For the twelve months ended December 31, 2025, operating income increased $68.8 million or 10.5% compared to the prior year.
As a percentage of revenue, operating income decreased to 19.3% from 19.4% in the prior year. Operating margin decreased mostly due to higher fleet costs and higher selling and marketing costs. This was partially offset by lower insurance and claims costs, lower materials and supplies costs, and lower administrative costs.
Interest Expense, Net
During the twelve months ended December 31, 2025, interest expense, net increased $0.9 million compared to the prior year, due to the increase in the average debt balance associated primarily with the issuance of our 2035 Senior Notes, as well as borrowings under our commercial paper program. This was partially offset by a lower average effective interest rate on our borrowings. We expect interest expense to be approximately $30 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program.
Other (Income) Expense, Net
During the twelve months ended December 31, 2025, other (income) expense, net increased $2.7 million primarily due to higher gains on sales of non-operational assets.
Income Taxes
The Company’s effective tax rate was 24.9% in 2025 compared to 26.0% in 2024. The reduced rate is primarily due to the purchase of transferable federal income tax credits in 2025. We expect to realize an effective tax rate of 24.5% to 25% in 2026.
General Commentary
Our team delivered solid results in 2025, producing double-digit revenue, EPS, and operating cash flow growth for the full year. As we look to 2026, demand for our services is solid and our pipeline for acquisitions is robust. We continued to invest meaningfully in our business throughout 2025 and we are well-positioned as we begin 2026.
While we had solid full year results, our fourth quarter results were impacted by slower growth in certain parts of our business and a negative impact from weather. Our 2025 operating margin reflects weaker volumes in the fourth quarter, but our ongoing modernization efforts position us to deliver an improving margin profile as we look to 2026. We continue to execute a balanced capital allocation program enabled by compounding operating cash flow and a strong balance sheet.
2026 Outlook
For 2026, the Company anticipates:
•The underlying health of core pest control markets, as well as Rollins’ ongoing commitment to operational execution, should support another year of strong organic revenue growth*, further complemented by a strategic and disciplined approach to acquisitions.
•A focus on ongoing modernization efforts, a culture of continuous improvement and pricing should support an improving margin profile.
•Compounding operating cash flow and a strong balance sheet should continue to enable a balanced capital allocation strategy.

The Company expects to report 7% to 8% organic revenue* growth in 2026. While we may see a slower start to the year in the first quarter, the strength of our recurring revenue and ancillary services gives us confidence in our ability to meet our financial outlook for 2026.
Our outlook reflects current expectations and is subject to significant uncertainty, including factors described under "Risk Factors," many of which are outside the Company's control.
*Amounts are non-GAAP financial measures. See the schedules below for definitions and a discussion of non-GAAP financial metrics, including a reconciliation to the most directly comparable GAAP measure.
Non-GAAP Financial Measures
Reconciliation of GAAP and non-GAAP Financial Measures
A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, financial position, or statements of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.
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

Adjusted operating income and adjusted operating margin

Adjusted operating income and adjusted operating margin are calculated by adding back to operating income those expenses associated with the amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control. Adjusted operating margin is calculated as adjusted operating income divided by revenues. Management uses adjusted operating income and adjusted operating margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.

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

EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin and adjusted incremental EBITDA margin

EBITDA is calculated by adding back to net income depreciation and amortization, interest expense, net, and provision for income taxes. EBITDA margin is calculated as EBITDA divided by revenues. Adjusted EBITDA and adjusted EBITDA margin are calculated by further adding back those expenses associated with the adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses. Management uses EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Management uses incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Management uses adjusted incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods.

Free cash flow, free cash flow conversion, adjusted free cash flow, and adjusted free cash flow conversion

Free cash flow is calculated by subtracting capital expenditures from cash provided by operating activities. Management uses free cash flow to demonstrate the Company’s ability to maintain its asset base and generate future cash flows from operations. Free cash flow conversion is calculated as free cash flow divided by net income. Adjusted free cash flow is calculated by adding back to cash provided by operating activities the impact of certain delayed income tax payments. Adjusted free cash flow conversion is calculated as adjusted free cash flow divided by net income.

Management uses free cash flow conversion and adjusted free cash flow conversion to demonstrate how much net income is converted into cash. Management believes that free cash flow and adjusted free cash flow are important financial measures for use in evaluating the Company’s liquidity. Free cash flow and adjusted free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities as a measure of our liquidity. Additionally, the Company’s definition of free cash flow and adjusted free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view free cash flow and adjusted free cash flow as measures that provide supplemental information to our consolidated statements of cash flows.

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

	Twelve Months Ended December 31,		Variance
	2025	2024	$	%
Reconciliation of Revenues to Organic Revenues
Revenues	$3,761,050	$3,388,708	372,342	11.0
Revenues from acquisitions	(138,587)	—	(138,587)	4.1
Organic revenues	$3,622,463	$3,388,708	233,755	6.9

Reconciliation of Residential Revenues to Organic Residential Revenues
Residential revenues	$1,693,244	$1,535,104	158,140	10.3
Residential revenues from acquisitions	(80,778)	—	(80,778)	5.3
Residential organic revenues	$1,612,466	$1,535,104	77,362	5.0

Reconciliation of Commercial Revenues to Organic Commercial Revenues
Commercial revenues	$1,244,733	$1,125,964	118,769	10.5
Commercial revenues from acquisitions	(32,686)	—	(32,686)	2.9
Commercial organic revenues	$1,212,047	$1,125,964	86,083	7.6

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues
Termite and ancillary revenues	$781,542	$688,186	93,356	13.6
Termite and ancillary revenues from acquisitions	(25,123)	—	(25,123)	3.7
Termite and ancillary organic revenues	$756,419	$688,186	68,233	9.9

Reconciliation of Franchise and Other Revenues to Organic Franchise and Other Revenues
Franchise and other revenues	$41,531	$39,454	2,077	5.3
Franchise and other revenues from acquisitions	—	—	—	—
Franchise and other organic revenues	$41,531	$39,454	2,077	5.3

	Twelve Months Ended December 31,		Variance
	2025	2024	$	%
Reconciliation of Operating Income and Operating Margin to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$726,068	$657,224
Acquisition-related expenses (1)	26,132	17,902
Adjusted operating income	$752,200	$675,126	77,074	11.4
Revenues	$3,761,050	$3,388,708
Operating margin	19.3%	19.4%
Adjusted operating margin	20.0%	19.9%

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS
Net income	$526,705	$466,379
Acquisition-related expenses (1)	26,132	17,902
(Gain) loss on sale of assets, net (2)	(2,332)	(683)
Tax impact of adjustments (3)	(6,093)	(4,408)
Adjusted net income	$544,412	$479,190	65,222	13.6
EPS - basic and diluted	$1.09	$0.96
Acquisition-related expenses (1)	0.05	0.04
(Gain) loss on sale of assets, net (2)	—	—
Tax impact of adjustments (3)	(0.01)	(0.01)
Adjusted EPS - basic and diluted (4)	$1.12	$0.99	0.13	13.1
Weighted average shares outstanding - basic	484,105	484,249
Weighted average shares outstanding - diluted	484,147	484,295

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$526,705	$466,379
Depreciation and amortization	124,744	113,220
Interest expense, net	28,558	27,677
Provision for income taxes	174,221	163,851
EBITDA	854,228	771,127	83,101	10.8
Acquisition-related expenses (1)	$3,248	$1,049
(Gain) loss on sale of assets, net (2)	(2,332)	(683)
Adjusted EBITDA	$855,144	$771,493	83,651	10.8
Revenues	$3,761,050	$3,388,708
EBITDA margin	22.7%	22.8%
Incremental EBITDA margin			22.3%
Adjusted EBITDA margin	22.7%	22.8%
Adjusted incremental EBITDA margin			22.5%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow, Free Cash Flow Conversion, Adjusted Free Cash Flow, and Adjusted Free Cash Flow Conversion
Net cash provided by operating activities	$678,107	607,653
Capital expenditures	$(28,086)	$(27,572)
Free cash flow	$650,021	$580,081	69,940	12.1
Delayed income tax payments (5)	21,710	(21,710)
Adjusted free cash flow	$671,731	$558,371	113,360	20.3
Free cash flow conversion	123.4%	124.4%
Adjusted free cash flow conversion	127.5%	119.7%

	Twelve Months Ended December 31,
	2025	2024
Reconciliation of SG&A to Adjusted SG&A
SG&A	$1,133,232	$1,015,067
Acquisition-related expenses (1)	3,248	1,049
Adjusted SG&A	$1,129,984	$1,014,018

Revenues	$3,761,050	$3,388,708
Adjusted SG&A as a % of revenues	30.0%	29.9%

	Twelve Months Ended December 31,
	2025	2024
Reconciliation of Debt and Net Income to Leverage Ratio
Short-term debt (6)	$123,683	$—
Long-term debt (7)	500,000	397,000
Operating lease liabilities (8)	428,175	417,218
Cash adjustment (9)	(90,004)	(80,667)
Adjusted net debt	$961,854	$733,551

Net income	$526,705	$466,379
Depreciation and amortization	124,744	113,220
Interest expense, net	28,558	27,677
Provision for income taxes	174,221	163,851
Operating lease cost (10)	159,924	133,420
Stock-based compensation expense	39,707	29,984
Adjusted EBITDAR	$1,053,859	$934,531

Leverage ratio	0.9x	0.8x
(1) Consists of expenses associated with the amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control and Saela Pest Control. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired company is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Consists of the gain or loss on the sale of non-operational assets.
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total non-GAAP EPS calculations due to rounding.
(5) The U.S. Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for U.S. federal income tax purposes in the fourth quarter of 2024. That tax payment was made during the second quarter of 2025.
(6) As of December 31, 2025, the Company had outstanding borrowings of $114.4 million under our commercial paper program and $9.3 million in bank overdrafts. The Company's short-term borrowings are presented under the short-term debt caption of our consolidated statements of financial position, net of unamortized discounts.
(7) As of December 31, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes and no outstanding borrowings under the Revolving Credit Facility. These borrowings are presented under the long-term debt caption of our consolidated statements of financial position, net of a $7.1 million unamortized discount and $6.7 million in unamortized debt issuance costs as of December 31, 2025. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million, under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are presented under the long-term debt caption of our consolidated statements of financial position, net of $1.7 million in unamortized debt issuance costs as of December 31, 2024.
(8) Operating lease liabilities are presented under the operating lease liabilities - current and operating lease liabilities, less current portion captions of our consolidated statements of financial position.
(9) Represents 90% of cash and cash equivalents per our consolidated statements of financial position as of both periods presented.
(10) Operating lease cost excludes short-term lease cost associated with leases that have a duration of 12 months or less.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $100.0 million of total cash at December 31, 2025 is held at various banking institutions. Approximately $50.5 million is held in cash by foreign subsidiaries and the remaining $49.5 million is held at domestic banks and also includes cash-in-transit.
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
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of December 31, 2025, there were $114.4 million outstanding borrowings under the commercial paper program.
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
As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility, which were repaid with the proceeds from the 2035 Senior Notes.

Letters of Credit
The Company maintained $82.4 million in letters of credit as of December 31, 2025 and $72.0 million as of December 31, 2024. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	678,107	607,653
Net cash used in investing activities	(326,699)	(176,232)
Net cash used in financing activities	(343,579)	(440,708)
Effect of exchange rate on cash	2,545	(4,908)
Net increase (decrease) in cash and cash equivalents	$10,374	$(14,195)
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $678.1 million and $607.7 million for the twelve months ended December 31, 2025 and 2024, respectively. The $70.5 million, or 11.6%, increase was driven primarily by strong operating results and the timing of cash receipts and cash payments to and from customers, vendors, employees, and tax and regulatory authorities.
The Company deferred its fourth quarter 2024 estimated federal income tax payment to the second quarter of 2025 under the federal Hurricane Helene disaster relief. In 2025 we also purchased federal income tax credits for use on our 2024 and 2025 federal income tax returns.
Cash Used in Investing Activities
The Company’s investing activities used cash of $326.7 million and $176.2 million for the twelve months ended December 31, 2025 and 2024, respectively. Cash paid for acquisitions totaled $309.5 million for the twelve months ended December 31, 2025, compared to $157.5 million for the twelve months ended December 31, 2024, primarily driven by the acquisition of Saela Pest Control in 2025. The Company invested $28.1 million in capital expenditures during the year, offset by $7.5 million in cash proceeds from the sale of assets, compared with $27.6 million of capital expenditures and $4.1 million in cash proceeds from asset sales in 2024. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash used in financing activities was $343.6 million and $440.7 million during the twelve months ended December 31, 2025 and 2024, respectively. A total of $327.9 million was paid in cash dividends ($0.68 per share) during the twelve months ended December 31, 2025, compared to $298.0 million in cash dividends paid ($0.62 per share) during the twelve months ended December 31, 2024.
During the twelve months ended December 31, 2025, the Company received proceeds of $492.2 million and paid $6.1 million of debt issuance costs related to the issuance of the 2035 Senior Notes. Those proceeds were used primarily to repay borrowings under the credit agreement. Net proceeds from borrowings during the twelve months ended December 31, 2025 were $209.6 million, compared to net repayments of $96.0 million during 2024.

During the twelve months ended December 31, 2025, the Company paid $14.2 million of contingent consideration, compared to $39.8 million during the twelve months ended December 31, 2024. In addition, during the twelve months ended December 31, 2025, the Company completed the repurchase of 3,478,260 of the shares of common stock for approximately $200.0 million in conjunction with the transaction described below.
On November 10, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with LOR, Inc. and Rollins Holding Company, Inc. (together, the “Selling Stockholders”), and Morgan Stanley & Co. LLC, as sole underwriter (the “Underwriter”), relating to the sale by the Selling Stockholders of 17,391,305 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at a public offering price of $57.50 per share (the “2025 Offering”). In connection with the 2025 Offering, the Selling Stockholders granted the Underwriter an option to purchase up to an additional 2,608,695 shares of Common Stock (the “2025 Optional Shares”). The 2025 Offering, including the sale of the 2025 Optional Shares, closed on November 12, 2025. The Company did not sell any shares in the 2025 Offering and did not receive any proceeds from the 2025 Offering. In addition, the Company completed the repurchase of 3,478,260 of the shares of Common Stock offered in the 2025 Offering for approximately $200 million at the same per share price paid by the Underwriter to the Selling Stockholders in the 2025 Offering.
The Company also withheld $16.2 million and $11.6 million of common stock for the twelve months ended December 31, 2025 and 2024, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of December 31, 2025, we have a remaining authorization of 11.4 million shares under the share repurchase program. The Company did not repurchase shares of its common stock on the open market during 2025 or 2024.
Active Shelf Registration
The Form S-3 shelf registration statement on file with the SEC registered $1.5 billion of the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance by the Company. The Company may offer and sell some or all of such securities from time to time or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any such securities in a primary offering as of the date of this Form 10-K. Management is continually evaluating the Company's financial structure and the potential need or desirability of raising additional liquidity through the sale of debt or equity securities. The Form S-3 will expire in June 2026.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk
The Company is subject to interest rate risk exposure through borrowings on its $1.0 billion revolving credit facility (the "Revolving Credit Facility") and on its commercial paper program. As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and $114.4 million of outstanding commercial paper borrowings. See Note 10, Debt to the accompanying financial statements for further details regarding debt. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. The Company is also exposed to market risks arising from changes in foreign exchange rates. The Company believes that this foreign exchange rate risk will not have a material impact upon the Company’s results of operations going forward.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of internal controls over financial reporting as of December 31, 2025 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that Rollins, Inc. maintained effective internal control over financial reporting as of December 31, 2025.
The independent registered public accounting firm, Deloitte & Touche LLP has audited the consolidated financial statements as of and for the year ended December 31, 2025, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 41.

/s/ Jerry E. Gahlhoff, Jr.	/s/ Kenneth D. Krause
Jerry E. Gahlhoff, Jr.	Kenneth D. Krause

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Principal Executive Officer	Principal Financial Officer

Atlanta, Georgia
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Rollins, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Rollins, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Rollins, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Rollins, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 12, 2026
We have served as the Company's auditor since 2023.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Rollins, Inc. and Subsidiaries
(in thousands except share information)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$100,004	$89,630
Trade receivables, net of allowance for expected credit losses of $23,528 and $19,770, respectively	202,518	196,081
Financed receivables, short-term, net of allowance for expected credit losses of $3,112 and $2,536, respectively	44,723	40,301
Materials and supplies	42,982	39,531
Other current assets	82,455	77,080
Total current assets	472,682	442,623
Equipment and property, net of accumulated depreciation of $237,815 and $382,266, respectively	126,187	124,839
Goodwill	1,374,664	1,161,085
Customer contracts, net	407,516	383,092
Trademarks & tradenames, net	166,779	149,895
Other intangible assets, net	8,089	8,602
Operating lease right-of-use assets	424,528	414,474
Financed receivables, long-term, net of allowance for expected credit losses of $7,922 and $6,150, respectively	110,057	89,932
Other assets	50,021	45,153
Total assets	$3,140,523	$2,819,695
LIABILITIES
Short-term debt	$123,683	$—
Accounts payable	44,361	49,625
Accrued insurance – current	44,123	54,840
Accrued compensation and related liabilities	128,259	122,869
Unearned revenues	187,670	180,851
Operating lease liabilities – current	137,410	121,319
Other current liabilities	120,019	115,658
Total current liabilities	785,525	645,162
Accrued insurance, less current portion	79,157	61,946
Operating lease liabilities, less current portion	290,765	295,899
Long-term debt	486,147	395,310
Other long-term accrued liabilities	124,608	90,785
Total liabilities	1,766,202	1,489,102
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 481,193,751 and 484,372,303 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	481,194	484,372
Additional paid-in capital	179,406	155,205
Accumulated other comprehensive (loss) income	(25,194)	(43,634)
Retained earnings	738,915	734,650
Total stockholders’ equity	1,374,321	1,330,593
Total liabilities and stockholders’ equity	$3,140,523	$2,819,695
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Rollins, Inc. and Subsidiaries
(in thousands except per share information)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Customer services	$3,761,050	$3,388,708	$3,073,278
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	1,777,006	1,603,197	1,469,871
Sales, general and administrative	1,133,232	1,015,067	915,233
Restructuring costs	—	—	5,196
Depreciation and amortization	124,744	113,220	99,752
Total operating expenses	3,034,982	2,731,484	2,490,052
OPERATING INCOME	726,068	657,224	583,226
Interest expense, net	28,558	27,677	19,055
Other (income) expense, net	(3,416)	(683)	(22,086)
CONSOLIDATED INCOME BEFORE INCOME TAXES	700,926	630,230	586,257
PROVISION FOR INCOME TAXES	174,221	163,851	151,300
NET INCOME	$526,705	$466,379	$434,957
NET INCOME PER SHARE - BASIC AND DILUTED	$1.09	$0.96	$0.89
Weighted average shares outstanding – basic	484,105	484,249	489,949
Weighted average shares outstanding – diluted	484,147	484,295	490,130
DIVIDENDS PAID PER SHARE	$0.6775	$0.6150	$0.5400
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Rollins, Inc. and Subsidiaries
(in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME	$526,705	$466,379	$434,957
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plans	493	—	(215)
Foreign currency translation adjustments	17,848	(17,025)	4,816
Unrealized gain (loss) on available for sale securities	99	146	206
Other comprehensive income (loss), net of tax	18,440	(16,879)	4,807
Comprehensive income	$545,145	$449,500	$439,764
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Rollins, Inc. and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2022	492,448	$492,448	$119,242	$(31,562)	$687,069	$1,267,197
Net income	—	—	—	—	434,957	434,957
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	—	—	—	(215)	—	(215)
Foreign currency translation adjustments	—	—		4,816	—	4,816
Unrealized losses on available for sale securities	—	—	—	206	—	206
Cash dividends	—	—	—	—	(264,348)	(264,348)
Stock compensation	630	630	25,929	—	—	26,559
Shares withheld for payment of employee taxes	(274)	(274)	(10,532)	—	—	(10,806)
Repurchase and retirement of common stock, including excise tax	(8,724)	(8,724)	(2,799)	—	(291,276)	(302,799)
Balance at December 31, 2023	484,080	$484,080	$131,840	$(26,755)	$566,402	$1,155,567
Net income	—	—	—	—	466,379	466,379
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(17,025)	—	(17,025)
Unrealized gains on available for sale securities	—	—	—	146	—	146
Cash dividends	—	—	—	—	(298,131)	(298,131)
Stock compensation	562	562	34,701	—	—	35,263
Shares withheld for payment of employee taxes	(270)	(270)	(11,336)	—	—	(11,606)
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	526,705	526,705
Other comprehensive (loss) income, net of tax:
Pension settlement	—	—	—	493	—	493
Foreign currency translation adjustments	—	—	—	17,848	—	17,848
Unrealized gains on available for sale securities	—	—	—	99	—	99
Cash dividends	—	—	—	—	(327,901)	(327,901)
Stock compensation	604	604	41,774	—	—	42,378
Shares withheld for payment of employee taxes	(304)	(304)	(15,861)	—	—	(16,165)
Repurchase and retirement of common stock, including excise tax	(3,478)	(3,478)	(1,712)	—	(194,539)	(199,729)
Balance at December 31, 2025	481,194	$481,194	$179,406	$(25,194)	$738,915	$1,374,321
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Rollins, Inc. and Subsidiaries
(in thousands)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$526,705	$466,379	$434,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,744	113,220	99,752
Stock-based compensation expense	39,707	29,984	24,605
Provision for expected credit losses	35,893	34,026	26,860
Gain on sale of assets, net	(2,332)	(1,492)	(6,635)
Gain on sale of businesses, net	—	—	(15,450)
(Benefit) provision for deferred income taxes	19,152	(10,336)	(7,644)
Other operating activities, net	(758)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(36,407)	(49,351)	(45,874)
Financed receivables	(21,460)	(17,299)	(15,794)
Materials and supplies	(1,723)	(5,874)	(4,279)
Other current assets	(4,964)	(24,964)	(16,126)
Accounts payable and accrued expenses	(9,485)	47,670	43,407
Unearned revenue	2,719	7,470	6,777
Other long-term assets and liabilities	6,316	18,220	3,810
Net cash provided by operating activities	678,107	607,653	528,366
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(309,518)	(157,471)	(366,854)
Capital expenditures	(28,086)	(27,572)	(32,465)
Proceeds from sale of assets	7,480	4,070	12,489
Proceeds from sale of businesses	—	—	15,903
Other investing activities, net	3,425	4,741	(1,968)
Net cash (used in) investing activities	(326,699)	(176,232)	(372,895)
FINANCING ACTIVITIES
Payment of contingent consideration	(14,215)	(39,754)	(12,489)
Issuance of senior notes	492,215	—	—
Borrowings under revolving commitment	11,000	476,000	1,070,000
Borrowings under commercial paper, net	114,430	—	—
Repayments of term loan	—	—	(55,000)
Repayments of revolving commitment	(408,000)	(572,000)	(577,000)
Payment of debt issuance costs	(6,087)	—	—
Payment of dividends	(327,901)	(297,989)	(264,348)
Cash paid for common stock purchased	(216,855)	(11,606)	(315,013)
Other financing activities, net	11,834	4,641	4,430
Net cash (used in) financing activities	(343,579)	(440,708)	(149,420)
Effect of exchange rate changes on cash	2,545	(4,908)	2,428
Net (decrease) increase in cash and cash equivalents	10,374	(14,195)	8,479
Cash and cash equivalents at beginning of period	89,630	103,825	95,346
Cash and cash equivalents at end of period	$100,004	$89,630	$103,825
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,177	$32,559	$19,239
Cash paid for income taxes, net	$162,900	$145,638	$159,154
Non-cash additions to operating lease right-of-use assets	$149,278	$210,282	$146,558
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2025, 2024, and 2023 Rollins, Inc. and Subsidiaries
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Segment Reporting—We evaluated our segment reporting and determined that we have three operating segments and three goodwill reporting units. We continue to operate under one reportable segment which contains our residential, commercial, and termite service offerings.
Subsequent Events—The Company evaluates its financial statements through the date the financial statements are issued. Refer to Note 20, Subsequent Events for further details.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and certain financial statement disclosures. Estimates and assumptions are used for, but not limited to, accrued insurance, revenue recognition, right-of-use ("ROU") asset and liability valuations, accounts and financed receivable reserves, inventory (materials and supplies) valuation, employee benefit plans, income tax contingency accruals and valuation allowances, contingency accruals, goodwill and other intangible asset valuations. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the year have been made. These adjustments are of a normal recurring nature. The results of operations for the year ended December 31, 2025 are not necessarily indicative of results for future years.
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
Termite maintenance/monitoring/inspection - In connection with the initial termite service offerings, Rollins provides recurring maintenance, monitoring or inspection services to help protect customers’ property from any future sign of termite activities after the original treatment. This recurring service is a service-type warranty under ASC 606, “Revenue from Contracts with Customers,” as it is routinely sold and purchased separately from the initial treatment services and is typically purchased or renewed annually.
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
Revenue received for conventional termite renewals is deferred and recognized on a straight-line basis over the remaining contract term that depicts the Company’s performance in transferring control of the service, and the cost of reinspections, reapplications and repairs and associated labor and chemicals are expensed as incurred. For outstanding claims, an estimate is made of the costs to be incurred based upon current factors and historical information. The performance of reinspections tends to be close to the contract renewal date, and while reapplications and repairs involve an insubstantial number of the contracts, these costs are incurred over the contract term. As the revenue is being deferred, the future cost of reinspections, reapplications and repairs and associated labor and chemicals applicable to the deferred revenue are expensed as incurred. The Company accrues for known claims. The costs of providing termite services upon renewal are compared to the expected revenue to be received and a provision is made for any expected losses.
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
Advertising—Advertising costs are charged to sales, general and administrative expense during the period in which they are incurred.

Years ended December 31,	2025	2024	2023
(in thousands)
Advertising	$128,541	$119,573	$115,987
Cash and Cash Equivalents—The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.
The Company’s $100.0 million of total cash at December 31, 2025 is held at various banking institutions and also includes cash-in-transit. Approximately $50.5 million is held in cash by foreign subsidiaries and the remaining $49.5 million is held at domestic banks.

At December 31,	2025	2024
(in thousands)
Cash held in foreign bank accounts	$50,510	$48,504

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
The Company had no marketable securities other than an international bond investment and those held in the nonqualified Deferred Compensation Plan at December 31, 2025 and 2024. See Note 9 and Note 11 for further details.
Materials and Supplies—Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method.
Other Current Assets—Other current assets include prepaid expenses, the current portion of capitalized costs to obtain a contract and an international bond investment.
Cloud Computing Costs—The Company capitalizes software license fees and implementation costs associated with cloud hosting arrangements that are service contracts. These amounts are included in other current assets and other assets in the accompanying consolidated statements of financial position. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract or based on the expected utilization of the asset and commences once the module or component is ready for its intended use.
Income Taxes—The Company provides for income taxes based on Financial Accounting Standards Board ("FASB") ASC topic 740 “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company provides an allowance for deferred tax assets when it determines that it is more likely than not that the deferred tax assets will not be utilized. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold. The Company’s policy is to record interest and penalties related to income tax matters in income tax expense.
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
Goodwill and Other Intangible Assets—In accordance with the FASB ASC Topic 350, “Intangibles - Goodwill and other,” the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company does not amortize intangible assets with indefinite lives or goodwill. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or circumstances indicate the assets might be impaired. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs impairment tests of goodwill at the reporting unit level annually on October 1st. Such an impairment test for goodwill includes comparing the fair value of the appropriate reporting unit with its carrying value. If the fair value of the reporting unit is below the carrying value, the Company recognizes a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company performs an impairment test for indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The Company recognizes an impairment charge if the asset’s carrying value exceeds its estimated fair value.
The Company completed its most recent annual impairment analysis as of October 1, 2025. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill or intangible assets with indefinite lives was indicated. There were no goodwill or indefinite-lived intangible asset impairments recognized in the years ended December 31, 2025, 2024, and 2023.
Other Assets—Other assets is mostly comprised of deferred compensation plan assets, the non-current portion of capitalized costs to obtain a contract, deferred implementation costs associated with cloud hosting arrangements that are service contracts, deferred tax assets, and an international bond investment.
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
Other Current Liabilities—Other current liabilities are mostly comprised of the current portion of acquisition holdback and earnout liabilities (see Note 9), contingency accruals, deferred compensation plan liabilities (see Note 11) and taxes payable.
Other Long-term Accrued Liabilities—Other long-term accrued liabilities include long-term balances for deferred compensation plan liabilities, acquisition holdback and earnout liabilities, deferred tax liabilities, contingency accruals, and the long-term portion of unearned revenue.
Contingency Accruals—The Company is a party to legal proceedings with respect to matters in the ordinary course of business. In accordance with the FASB ASC Topic 450 “Contingencies,” management estimates and accrues for its liability and costs associated with the pending and threatened legal and regulatory proceedings. Estimates and accruals are often determined in consultation with outside counsel. Because it is not possible to accurately predict the ultimate result of the proceedings, judgments concerning accruals for liabilities and costs associated with litigation are inherently uncertain and actual liability may vary from amounts estimated or accrued. However, in the opinion of management, the outcome of the proceedings will not have a material adverse impact on the Company’s financial condition or results of operations. Contingency accruals are included in other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position.
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
Stock-Based Compensation—The Company accounts for its stock-based compensation in accordance with the FASB ASC Topic 718 “Compensation – Stock Compensation.” Time-lapsed restricted stock awards and restricted stock units ("restricted shares") and performance share units ("PSUs") have been issued to officers and other management employees under the Company’s Employee Stock Incentive Plan. The Company issues new shares from its authorized but unissued share pool.
Restricted shares and PSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after a certain stipulated number of years from the grant date, depending on the terms of the issue. During these years, certain restricted share award grantees receive all dividends declared and retain voting rights for the granted shares. The agreements under which the restricted shares are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the plans have lapsed.
The fair value of each restricted share and PSUs with Company-specific performance criteria is equal to the market value of a share of the Company's common stock on the grant date. For PSUs that are granted with a total shareholder return ("TSR") component, management estimates the fair value using a Monte Carlo simulation valuation model, as these awards are subject to a market condition. The fair value of these awards is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Comprehensive Income (Loss)—Other Comprehensive Income (Loss) results from foreign currency translations, pension settlement and unrealized gains and losses on available for sale securities.
Franchising Program—The Company has franchise programs through Orkin, MissQuito, Critter Control, and its Australian subsidiaries. We had a total of 131 domestic franchise agreements as of December 31, 2025. International franchise agreements totaled 66 as of December 31, 2025. Transactions with our franchises involve sales of territories and customer contracts to establish new franchises and the payment of initial franchise fees and royalties by franchisees. The territories, customer contracts and initial franchise fees are typically paid for by a combination of cash and notes.
Combined domestic and international revenues from our franchises were $16.0 million, $16.9 million and $16.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total franchising revenues were less than 1.0% of the Company’s annual revenues for each of the three years.
Right to access intellectual property (Franchise)—The right to access Orkin’s, MissQuito’s, Critter Control’s, and our Australia franchisors’ intellectual property is an essential part of our franchise agreements. These agreements provide the franchisee a license to use the brand name and trademark when advertising and selling services to end customers in their normal course of business. Orkin and Critter Control franchise agreements contain a clause allowing the respective franchisor to purchase certain assets of the franchisee at the conclusion of their franchise agreement or upon termination. This is only an option for the franchisor to re-purchase the assets selected by the franchisor and is not a performance obligation or a form of consideration.
Recent Accounting Guidance
Recently adopted accounting standards
In 2025, the Company adopted the Accounting Standard Update ("ASU") 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The company has applied this update retrospectively across all periods presented to allow for greater comparability. Refer to Note 15, Income Taxes for further details.
Accounting standards issued but not yet adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements or disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The requirements will be applied prospectively. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements or disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The requirements will be applied prospectively with the option for a modified or retrospective application. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements or disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Evergreen). This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
2.    ACQUISITIONS
Saela Pest Control Acquisition
On April 1, 2025, the Company acquired 100% of Saela Holdings, LLC ("Saela") for $207.2 million. The Company funded this acquisition using cash on hand and borrowings under the commercial paper program.
The acquisition expands the Rollins family of brands, and management believes the acquisition will drive long-term value given Saela's attractive financial profile and complementary end market exposure.
The Saela acquisition has been accounted for as a business combination, and Saela's results of operations are included in the Company's operations from the acquisition date. During the year ended December 31, 2025, Saela contributed revenues and net earnings of $54.9 million and $5.0 million, respectively.
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

(in thousands)	Initial Preliminary Allocation as of 4/1/2025	Measurement Period Adjustments	Updated Preliminary Allocation as of 4/1/2025
Cash	$1,506	$16	$1,522
Accounts receivable	832	(27)	805
Materials and supplies	573	—	573
Other current assets	414	—	414
Equipment and property	4,648	9	4,657
Goodwill	132,959	(3,698)	129,261
Customer contracts	52,200	4,100	56,300
Trademarks & tradenames	17,300	—	17,300
Operating lease right-of-use assets	991	—	991
Accounts payable	(1,961)	(23)	(1,984)
Accrued compensation and related liabilities	(949)	(115)	(1,064)
Other current liabilities	(389)	(168)	(557)
Operating lease liabilities	(991)	—	(991)
Assets acquired and liabilities assumed	$207,133	$94	$207,227
Included in the total consideration above are cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.7 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the year ended December 31, 2025, we recognized a charge of $3.2 million, related to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. This charge is reported in sales, general and administrative expenses on our consolidated statements of income.
The acquired Saela customer contracts are estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 8, Customer Contracts, Tradenames and Trademarks, and Other Intangible Assets, for further details.
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

	Year Ended December 31,
(in thousands)	2025	2024
Revenues	$3,776,331	$3,451,891
Net income	523,632	470,369
This information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.

Other 2025 Acquisitions
The Company made 25 other acquisitions during 2025. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total preliminary consideration as follows:

(in thousands)	2025
Cash	$633
Accounts receivable	2,312
Materials and supplies	976
Other current assets	498
Equipment and property	6,865
Goodwill	74,875
Customer contracts	49,522
Trademarks & tradenames	1,786
Other intangible assets	1,716
Current liabilities	(859)
Unearned revenue	(2,907)
Other assets and liabilities, net	(5,317)
Assets acquired and liabilities assumed	$130,100
Included in the total consideration of $130.1 million are acquisition holdback liabilities and other contingent consideration of $15.0 million.
The Company also made payments of $2.8 million for prior year acquisitions during the year ended December 31, 2025.
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

2024 Acquisitions
The Company made 44 acquisitions during 2024. The aggregate values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows:

(in thousands)	2024
Cash	$1,671
Accounts receivable	4,954
Materials and supplies	1,053
Other current assets	446
Equipment and property	8,251
Goodwill	97,914
Customer contracts	72,509
Trademarks & tradenames	1,566
Other intangible assets	2,609
Current liabilities	(2,167)
Unearned revenue	(1,289)
Other assets and liabilities, net	(4,764)
Assets acquired and liabilities assumed	$182,753
Included in the total consideration of $182.8 million were acquisition holdback liabilities and other contingent consideration of $20.9 million, as well as $3.1 million of notes payable issued as consideration.
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

The Fox acquisition was accounted for as a business combination. The valuation of the Fox acquisition was performed by a third-party valuation specialist under our management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2024 and are summarized in the table below:

(in thousands)	Fox Pest Control
Cash	$4,560
Accounts receivable	1,542
Materials and supplies	431
Operating lease right-of-use assets	8,689
Other current assets	487
Goodwill	188,176
Customer contracts	118,000
Trademarks & tradenames	38,000
Current liabilities	(5,538)
Unearned revenue	(6,144)
Operating lease liabilities	(8,689)
Assets acquired and liabilities assumed	$339,514
The Company purchased Fox for $339.5 million. Included in the total consideration were cash payments of $302.8 million made upon closing, contingent consideration valued at $28.0 million that were based on Fox's financial performance in the twelve months following acquisition, and holdback liabilities valued at $8.7 million held by the Company to settle indemnity claims and working capital adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the year ended December 31, 2024, we recognized a charge of $1.0 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Fox. This charge is reported within sales, general and administrative expenses in our consolidated statements of income.
Acquired customer contracts were estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 8, Customer Contracts, Tradenames and Trademarks, and Other Intangible Assets for further details.
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

Other 2023 Acquisitions
The Company made 23 other acquisitions during 2023. The aggregate values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition, as adjusted during the valuation period, are included in the reconciliation of the total consideration as follows:

(in thousands)	2023
Cash	$531
Accounts receivable	1,190
Materials and supplies	592
Other current assets	198
Equipment and property	5,002
Goodwill	37,319
Customer contracts	31,996
Trademarks & tradenames	1,457
Other intangible assets	2,357
Current liabilities	(1,462)
Other assets and liabilities, net	(2,472)
Assets acquired and liabilities assumed	$76,708
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
3.    REVENUE
Sales and usage-based taxes are excluded from revenues. No sales to an individual customer or in a country other than the United States accounted for 10% or more of the sales for the periods listed in the following tables. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	2025	2024	2023
(in thousands)
United States	$3,491,325	$3,143,372	$2,853,321
Other countries	269,725	245,336	219,957
Total revenues	$3,761,050	$3,388,708	$3,073,278
Revenue from external customers, classified by significant service offering, was as follows:

(in thousands)	2025	2024	2023
Residential revenues	$1,693,244	$1,535,104	$1,409,872
Commercial revenues	1,244,733	1,125,964	1,024,176
Termite and ancillary revenues	781,542	688,186	605,533
Franchise revenues	16,034	16,935	16,475
Other revenues	25,497	22,519	17,222
Total revenues	$3,761,050	$3,388,708	$3,073,278
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the twelve months ended December 31, 2025 and 2024 was $279.0 million and $253.3 million, respectively. Changes in unearned revenue were as follows:

	Year Ended December 31,
	2025	2024
(in thousands)
Beginning balance	$223,872	$210,059
Deferral of unearned revenue	288,145	267,100
Recognition of unearned revenue	(279,031)	(253,287)
Ending balance	$232,986	$223,872
As of December 31, 2025 and December 31, 2024, the Company had long-term unearned revenue of $45.3 million and $43.0 million, respectively, recorded in other long-term accrued liabilities on our consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. We recognized $180.9 million and $172.4 million of revenue in the years ended December 31, 2025 and December 31, 2024, respectively, that was included in the balance of unearned revenue at the beginning of each respective fiscal year. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2035.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of December 31, 2025, we have $39.1 million of unamortized capitalized costs to obtain a contract, of which $28.9 million is recorded within other current assets and $10.2 million is recorded within other assets on our consolidated statements of financial position. During the year ended December 31, 2025, we recorded approximately $34.1 million in amortization of capitalized costs, which is recorded within sales, general and administrative expense on our consolidated statements of income. As of December 31, 2024, we had $23.4 million of unamortized capitalized costs to obtain a contract, of which $19.3 million was recorded within other current assets and $4.1 million was recorded within other assets on our consolidated statements of financial position. During the years ended December 31, 2024 and 2023, we recorded approximately $22.1 million and $8.6 million in amortization of capitalized costs, respectively.
4.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
The Company is exposed to credit losses primarily related to accounts receivables and financed receivables derived from customer services revenue. To reduce credit risk for residential accounts receivable, we promote enrollment in our auto-pay programs. In general, we may suspend future services for customers with past due balances. The Company’s credit risk is generally low, as Rollins’ customer base is comprised of a large number of individual customers and dispersed across many different geographical regions.
The Company manages its financed receivables on an aggregate basis when assessing and monitoring credit risks. The Company’s established credit evaluation and monitoring procedures seek to minimize the amount of business we conduct with higher risk customers. The credit quality of a potential obligor is evaluated at the loan origination based on an assessment of the individual’s credit score. Rollins requires a potential obligor to have good creditworthiness with low risk before entering into a contract. Depending upon the individual’s credit score, the Company may accept with 100% financing or require a down payment or turn down the contract. Delinquent accounts are monitored each month. Financed receivables include installment receivable amounts, some of which are due subsequent to one year from the balance sheet dates.
Financed receivables are generally written-off when deemed uncollectible or when 180 days have elapsed since the date of the last full contractual payment. The Company’s write-off policy has been consistently applied during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for expected credit losses. Gross write-offs as a percentage of average financed receivables were 6.9% and 8.1% for the twelve months ended December 31, 2025 and December 31, 2024, respectively.
The Company offers 90 days same-as-cash financing to some customers based on their creditworthiness. Interest is not recognized until the 91st day at which time it is calculated retrospectively back to the first day if the contract has not been paid in full. In certain circumstances, such as when delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 180 days past due. As of December 31, 2025, there were immaterial accounts greater than 180 days past due.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest to these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the years ended December 31, 2025, 2024, and 2023.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2022	$14,073	$4,968	$19,041
Provision for expected credit losses	16,309	10,551	26,860
Write-offs charged against the allowance	(20,397)	(9,917)	(30,314)
Recoveries collected	5,812	—	5,812
Balance at December 31, 2023	$15,797	$5,602	$21,399
Provision for expected credit losses	22,695	11,331	34,026
Write-offs charged against the allowance	(24,819)	(9,167)	(33,986)
Recoveries collected	6,097	920	7,017
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	23,777	12,117	35,894
Write-offs charged against the allowance	(27,141)	(9,769)	(36,910)
Recoveries collected	7,122	—	7,122
Balance at December 31, 2025	$23,528	$11,034	$34,562
The following is a summary of the past due financed receivables:

At December 31,	2025	2024
(in thousands)
30-59 days past due	$6,376	$4,473
60-89 days past due	3,289	2,256
90 days or more past due	7,268	4,329
Total	$16,933	$11,058

The following is a summary of percentage of gross financed receivables:

At December 31,	2025	2024
Current	89.8%	91.9%
30-59 days past due	3.8%	3.3%
60-89 days past due	2.0%	1.6%
90 days or more past due	4.4%	3.2%
Total	100.0%	100.0%
5.    EQUIPMENT AND PROPERTY, NET
Equipment and property are presented at cost less accumulated depreciation and are detailed as follows:

December 31,	2025	2024
(in thousands)
Buildings	$45,470	$54,600
Operating equipment	156,394	145,973
Furniture and fixtures	24,536	25,383
Computer equipment and systems	116,438	259,992
	342,838	485,948
Less: accumulated depreciation	(237,815)	(382,266)
	105,023	103,682
Land	21,164	21,157
Equipment and property, net	$126,187	$124,839
Included in computer equipment and systems at December 31, 2025 and 2024, are costs for internal use software of $51.6 million and $160.4 million, respectively. The related accumulated depreciation was $36.3 million and $137.1 million at December 31, 2025 and 2024, respectively.
Included in equipment and property, net at December 31, 2025 and 2024, are fixed assets held in foreign countries of $14.7 million, and $14.0 million, respectively.
Total depreciation expense was approximately $34.4 million in 2025, $34.1 million in 2024 and $33.3 million in 2023.
6.    LEASES
The Company leases certain buildings, vehicles, and equipment in order to reduce the risk associated with ownership. The Company elected the practical expedient approach permitted under ASC Topic 842, “Leases” not to include short-term leases with a duration of 12 months or less on the consolidated statements of financial position. As of December 31, 2025 and 2024, all leases were classified as operating leases. Building leases generally carry terms of 5 to 10 years with annual rent escalations at fixed amounts per the lease. Vehicle leases generally carry a fixed term of one year with renewal options to extend the lease on a monthly basis resulting in lease terms up to 7 years depending on the class of vehicle. The exercise of renewal options is at the Company’s sole discretion. It is reasonably certain that the Company will exercise the renewal options on its vehicle leases. The measurement of right-of-use assets and liabilities for vehicle leases includes the fixed payments associated with such renewal periods. We separate lease and non-lease components of contracts. Our lease agreements do not contain any material variable payments, residual value guarantees, early termination penalties or restrictive covenants.

The Company uses the rate implicit in the lease when available; however, most of our leases do not provide a readily determinable implicit rate. Accordingly, we estimate our incremental borrowing rate based on information available at lease commencement.

(in thousands, except Other Information)		Years Ended December 31,
Components of Lease Expense	Financial Statement Classification	2025	2024	2023
Short-term lease cost	Cost of services provided, Sales, general, and administrative expenses	$7,281	$16,618	$14,753
Operating lease cost	Cost of services provided, Sales, general, and administrative expenses	159,924	133,420	110,627
Total lease expense		$167,205	$150,038	$125,380

Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$159,060	$132,588	$109,631

Other Information
Weighted-average remaining lease term - operating leases		4.1 Yrs	4.4 Yrs
Weighted-average discount rate - operating leases		4.50%	4.30%
Lease Commitments
Future minimum lease payments, including assumed exercise of renewal options at December 31, 2025 were as follows:

(in thousands)
2026	$154,557
2027	129,257
2028	85,169
2029	40,392
2030	21,726
Thereafter	45,398
Total future minimum lease payments	476,499
Less: amount representing interest	(48,324)
Total future minimum lease payments, net of interest	$428,175
Future commitments presented in the table above include lease payments in renewal periods for which it is reasonably certain that the Company will exercise the renewal option. Total future minimum lease payments for operating leases, including the amount representing interest, are comprised of $189.8 million for building leases and $286.7 million for vehicle leases. As of December 31, 2025, the Company had additional future obligations of $11.1 million for leases that had not yet commenced.
 7.    GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $1.4 billion as of December 31, 2025 and $1.2 billion as of December 31, 2024.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2025 and 2024 were as follows (in thousands):

Goodwill:
Balance at December 31, 2023	$1,070,310
Additions	97,914
Measurement adjustments	464
Adjustments due to currency translation and other	(7,603)
Balance at December 31, 2024	1,161,085
Additions	207,834
Measurement adjustments	(3,573)
Adjustments due to currency translation and other	9,318
Balance at December 31, 2025	$1,374,664
8.    CUSTOMER CONTRACTS, TRADENAMES AND TRADEMARKS, AND OTHER INTANGIBLE ASSETS
Customer contracts are amortized on a straight-line basis as this best approximates the ratio that current revenues bear to the total of current and anticipated revenues based on the estimated lives of the assets. The Company has determined that customer contracts should be amortized over a life of 7 to 20 years.
The carrying amount and accumulated amortization for customer contracts were as follows:

	December 31,
(in thousands)	2025	2024
Customer contracts	$741,568	$671,242
Less: accumulated amortization	(334,052)	(288,150)
Customer contracts, net	$407,516	$383,092
Trademarks and tradenames are amortized on a straight-line basis over the period of their useful lives. The Company has determined these assets have useful lives between 7 and 20 years. The Company also has non-amortizable, indefinite-lived tradenames of $157.0 million and $137.8 million as of December 31, 2025 and 2024, respectively.
The carrying amount and accumulated amortization for trademarks and tradenames were as follows:

	December 31,
(in thousands)	2025	2024
Trademarks and tradenames	$183,167	$162,375
Less: accumulated amortization	(16,388)	(12,480)
Trademarks and tradenames, net	$166,779	$149,895
Other intangible assets include non-compete agreements and patents. Non-compete agreements are amortized on a straight-line basis over periods ranging from 3 to 20 years and patents are amortized on a straight-line basis over 15 years.
The carrying amount and accumulated amortization for other intangible assets were as follows:

	December 31,
(in thousands)	2025	2024
Other intangible assets	$28,240	$26,507
Less: accumulated amortization	(20,151)	(17,905)
Other intangible assets, net	$8,089	$8,602

Total amortization expense was approximately $90.4 million in 2025, $79.2 million in 2024 and $66.5 million in 2023.
Estimated amortization expense for the existing carrying amount of customer contracts, finite-lived trademarks and tradenames, and other intangible assets for each of the five succeeding fiscal years are as follows:

(in thousands)
2026	$91,375
2027	86,564
2028	78,257
2029	63,782
2030	42,329
9.    FAIR VALUE MEASUREMENT
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
As of December 31, 2025 and 2024, we had investments in international bonds of $6.2 million and $8.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our consolidated statements of financial position. The unrealized gain or loss activity during the twelve months ended December 31, 2025, 2024 and 2023 was not significant.
Contingent Consideration
As of December 31, 2025 and 2024, the Company had $37.1 million and $21.0 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. Holdback and earnout liabilities are considered Level 3 liabilities under the fair value hierarchy. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s consolidated statements of financial position. The table below presents a summary of the changes in fair value for these liabilities.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$21,008	$46,104	$13,496
New acquisitions and measurement adjustments	28,438	21,052	44,548
Payouts	(14,215)	(43,948)	(12,489)
Interest and fair value adjustments	994	(1,099)	2,981
Charge offset, forfeit and other	852	(1,101)	(2,432)
Ending balance	$37,077	$21,008	$46,104

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
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	December 31, 2025		December 31, 2024
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$512,160	$486,147	$—	$—
10.    DEBT
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	Years Ended December 31,
	2025	2024
2035 Senior Notes	$500,000	$—
Revolving Credit Facility	—	397,000
Total long-term debt	$500,000	$397,000

Less: unamortized debt discount	(7,125)	—
Less: unamortized debt issuance costs	(6,728)	(1,690)

Total long-term debt, net	$486,147	$395,310
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
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all financial covenants as of December 31, 2025.

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
The effective interest rate of our 2035 Senior Notes was 5.6% as of December 31, 2025.
Revolving Credit Facility
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
The Credit Agreement provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Pounds Sterling and Japanese Yen, subject to a $400 million foreign currency sublimit. The Revolving Credit Facility also includes sub-facilities for the issuance of letters of credit of up to $150 million and swing line loans at the Administrative Agent’s discretion of up to $50 million. Certain subsidiaries of Rollins provide unsecured guarantees of the Revolving Credit Facility. Rollins has the ability to expand its borrowing availability under the Credit Agreement in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $750 million, subject to the agreement of the participating lenders and certain other customary conditions. The maturity date of the loans under the Credit Agreement is February 24, 2028.
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
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable financial debt covenants as of December 31, 2025.
As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $397.0 million under the Revolving Credit Facility. The aggregate effective interest rate on the debt outstanding as of December 31, 2024 was 5.5%.

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

	Years Ended December 31,
(in thousands)	2025	2024
Outstanding borrowings (1)	$114,430	$—
Weighted average annual interest rate	3.94%	—
Weighted average remaining term	6.3 days	—
(1) Outstanding commercial paper borrowings are net of unamortized discount and are presented under the short-term debt caption of our consolidated statements of financial position.
Bank Overdrafts
As of December 31, 2025, we had $9.3 million of bank overdrafts. As of December 31, 2024, we had no bank overdrafts.
Letters of Credit
The Company maintains $82.4 million in letters of credit as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage and were increased from $72.0 million as of December 31, 2024. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
11.    EMPLOYEE BENEFIT PLANS
Defined Contribution 401(k) Savings Plan
The Company sponsors a defined contribution 401(k) Savings Plan (the “Plan”) that is available to a majority of the Company’s full-time employees the first day of the calendar month following completion of 90 days of service. The Plan is available to non-full-time employees the first day of the calendar quarter following one year of service upon completion of 1,000 hours in that year. The Plan provides for a matching contribution of one dollar ($1.00) for each one dollar ($1.00) of a participant’s contributions to the Plan that do not exceed 3 percent of his or her eligible compensation (which includes commissions, overtime, and bonuses) and fifty cents ($0.50) for each one dollar ($1.00) of a participant’s contributions to the Plan over the initial 3 percent that do not exceed 6 percent of his or her eligible compensation (which includes commissions, overtime and bonuses). The charge to expense for the Company match was approximately $38.7 million, $35.8 million and $32.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, 2024, and 2023 approximately 29.1%, 28.4%, and 30.4%, respectively, of the fair value of plan assets consisted of Rollins, Inc. common stock. Total administrative fees paid by the Company for the Plan were insignificant for each of the years ended December 31, 2025, 2024 and 2023.
Nonqualified Deferred Compensation Plan
The Deferred Compensation Plan provides that participants may defer up to 50% of their base salary and up to 85% of their annual bonus with respect to any given plan year, subject to a $2 thousand per plan year minimum. For each payment of a participant's annual regular compensation or annual bonus payment from which a participant elects to have amounts deferred under this plan, the Deferred Compensation Plan provides a matching contribution equal to 50% of the amount of such deferrals that do not exceed 3% of such eligible compensation. The Company may make discretionary contributions to participant accounts but has not done so since 2011.

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
At December 31, 2025, the Deferred Compensation Plan had 73 life insurance policies with a net face value of $53.5 million compared to 73 policies with a face value of $50.7 million at December 31, 2024. The cash surrender value of these life insurance policies was $30.0 million and $27.6 million at December 31, 2025 and 2024, respectively. These policies are valued using the NAV practical expedient.
The following table presents our nonqualified Deferred Compensation Plan assets using the fair value hierarchy as of December 31, 2025 and 2024.

(in thousands)	Level 1	Level 2	Level 3	NAV	Total
December 31, 2025	$25	$—	$—	$29,984	$30,009
December 31, 2024	$25	$—	$—	$27,558	$27,583
Cash and cash equivalents, which are used to pay benefits and deferred compensation plan administrative expenses, are held in money market funds.
Total expense related to deferred compensation was $0.3 million, $0.3 million, and $0.3 million in 2025, 2024, and 2023, respectively. The Company had $30.0 million and $27.6 million in deferred compensation assets as of December 31, 2025 and 2024, respectively, included within other assets on the Company’s consolidated statements of financial position and $20.6 million and $18.9 million in deferred compensation liability as of December 31, 2025 and 2024, respectively, located within other current liabilities and long-term accrued liabilities on the Company’s consolidated statements of financial position. The amounts of assets were marked to fair value.
12.    COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, inquiries, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $300,000 or more. In January 2023, the Company received a notice of alleged violations and information requests from local governmental authorities in California for our Orkin and Clark Pest Control operations, relating to compliance with environmental and other regulations governing the management of certain waste streams and pesticide disposal. The investigation was part of a broader effort to investigate waste handling and disposal processes of a number of industries. The Company and district attorneys reached a settlement and a payment was made during 2025.
For future periods, pursuant to Item 103 of Regulation S‑K, we have elected to use a threshold of $1.0 million (which does not exceed the lesser of $1.0 million or 1% of our current assets as of December 31, 2025) for disclosing environmental proceedings to which a governmental authority is a party and that involve potential monetary sanctions. We will apply this threshold consistently in our annual and quarterly reports. We will continue to disclose any environmental proceedings that we determine are otherwise material, regardless of the amount of potential monetary sanctions.
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
13. STOCKHOLDERS' EQUITY
During the year ended December 31, 2025, the Company paid $327.9 million, or $0.6775 per share, in cash and stock dividends compared to $298.1 million, or $0.6150 per share and $264.3 million or $0.5400 per share, during the same period in 2024 and 2023.
2025 Secondary Offering
On November 10, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with LOR, Inc. (“LOR”) (a company controlled by Mr. Gary W. Rollins and certain members of his family) and Rollins Holding Company, Inc. (together, the “Selling Stockholders”), and Morgan Stanley & Co. LLC, as sole underwriter (the “Underwriter”), relating to the sale by the Selling Stockholders of 17,391,305 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at a public offering price of $57.50 per share (the “2025 Offering”). In connection with the 2025 Offering, the Selling Stockholders granted the Underwriter an option to purchase up to an additional 2,608,695 shares of Common Stock (the “2025 Optional Shares”). The 2025 Offering, including the sale of the 2025 Optional Shares, closed on November 12, 2025. The Company did not sell any shares in the 2025 Offering and did not receive any proceeds from the 2025 Offering. In addition, the Company completed the repurchase of 3,478,260 of the shares of Common Stock offered in the 2025 Offering for approximately $200 million at the same per share price paid by the Underwriter to the Selling Stockholders in the 2025 Offering, or $56.93 per share.
2023 Secondary Offering
On September 6, 2023, the Company entered into an underwriting agreement (the “2023 Underwriting Agreement”) with LOR and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), relating to the offer by LOR of 38,724,100 shares of the Company’s Common Stock at a public offering price of $35.00 per share (the “2023 Offering”). In connection with the 2023 Offering, LOR granted the Underwriters an option to purchase up to an additional 5,785,714 shares of Common Stock (the “2023 Optional Shares”). The 2023 Offering, including the sale of the 2023 Optional Shares, closed on September 11, 2023. The Company did not sell any shares in the 2023 Offering and did not receive any proceeds from the 2023 Offering. In addition, the Company completed the repurchase of 8,724,100 of the shares of Common Stock offered in the 2023 Offering for approximately $300 million at $34.39 per share.
As we repurchase our common stock, we reduce common stock for par value of the shares repurchased, with the excess of the purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.
The Company did not repurchase shares on the open market during the years ended December 31, 2025, 2024 and 2023.
The Company repurchases shares from employees for the payment of their taxes on equity awards that have vested. The Company repurchased $16.2 million, $11.6 million and $10.8 million during the years ended December 31, 2025, 2024 and 2023 respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company issued $5.4 million, $4.8 million and $2.0 million of shares to employees in connection with the Employee Stock Purchase Plan ("ESPP") discussed below.
Stock Compensation Plans
Time-Lapsed Restricted Shares and Performance Share Unit Awards
Time-lapsed restricted share awards and restricted stock units (“restricted shares”), as well as performance share units ("PSUs"), have been issued to officers and other employees, and annual share awards are made to non-employee directors, under the Company’s Employee Stock Incentive Plan.
The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the requisite service period. The compensation cost recorded for these awards is based on the Company's closing stock price at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. For PSUs that are granted with a total shareholder return ("TSR") component, management estimates the fair value using a Monte Carlo simulation valuation model, as these awards are subject to a market condition.
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
The Company issued time-lapsed restricted shares and PSUs of 0.7 million, 0.7 million, and 0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company issues new shares from its authorized but unissued share pool. At December 31, 2025, approximately 3.9 million shares of the Company’s common stock were reserved for issuance.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

(in thousands)	2025	2024	2023
Restricted shares and PSUs:
Compensation expense	$38,835	$28,795	$24,222
The total income tax benefit related to stock-based compensation awards recognized in income was $7.0 million, $5.5 million, and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, $53.4 million and $55.3 million, respectively, of total unrecognized compensation cost related to restricted shares and PSUs are expected to be recognized over a weighted average period of approximately 1.4 years and 3.1 years at December 31, 2025 and 2024, respectively.

The following table summarizes information on unvested awards outstanding as of December 31, 2025, 2024 and 2023.

(number of shares in thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	2,685	$28.97
Forfeited	(98)	29.83
Vested	(840)	26.87
Granted	678	36.10
Unvested as of December 31, 2023	2,425	$31.66
Forfeited	(113)	35.19
Vested	(758)	29.87
Granted	873	40.39
Performance Attainment Adjustment	62	$36.30
Unvested as of December 31, 2024	2,489	$35.46
Forfeited	(66)	40.67
Vested	(867)	33.91
Granted	715	51.57
Performance Attainment Adjustment	39	42.38
Unvested as of December 31, 2025	2,310	$39.33
Employee Stock Purchase Plan
On April 26, 2022, shareholders approved the Rollins, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) which provides eligible employees with the option to purchase shares of Company common stock, at a discount, through payroll deductions during six-month offering periods. Initially, a maximum of 1,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 90% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first offering period for the ESPP began on July 1, 2022. The Company recorded compensation expense of $0.9 million, $1.2 million, and $0.4 million in connection with the ESPP for the years ended December 31, 2025, 2024, and 2023, respectively. Compensation expense for the ESPP is included in cost of services provided and sales, general and administrative expenses in our consolidated statements of income.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	Pension Liability Adjustment	Foreign Currency Translation	Available for Sale Securities	Total
Balance at December 31, 2022	$(322)	$(30,304)	$(936)	$(31,562)
Change during 2023:
Before-tax amount	(290)	4,816	206	4,732
Tax (expense) benefit	75	—	—	75
Other comprehensive income (loss)	(215)	4,816	206	4,807
Balance at December 31, 2023	(537)	(25,488)	(730)	(26,755)
Change during 2024:
Before-tax amount	—	(17,318)	146	(17,172)
Tax (expense) benefit	—	293	—	293
Other comprehensive income (loss)	—	(17,025)	146	(16,879)
Balance at December 31, 2024	(537)	(42,513)	(584)	(43,634)
Change during 2025:
Before-tax amount	520	18,147	99	18,766
Tax (expense) benefit	(27)	(299)	—	(326)
Other comprehensive income (loss)	493	17,848	99	18,440
Balance at December 31, 2025	$(44)	$(24,665)	$(485)	$(25,194)
15. INCOME TAXES
For the years ended December 31, income from continuing operations before income taxes consisted of the following:

(in thousands)	2025	2024	2023
Income before income taxes
Domestic	$664,780	$592,704	$548,428
Foreign	36,146	37,526	37,829
Total income from continuing operations before income taxes	$700,926	$630,230	$586,257
For the years ended December 31, the Company’s income tax provision consisted of the following:

	2025	2024	2023
(in thousands)
Current:
Federal	$105,940	$126,246	$112,647
State	35,326	36,328	33,516
Foreign	13,803	11,613	12,781
Total current tax expense	155,069	174,187	158,944
Deferred:
Federal	17,541	(6,848)	(2,349)
State	5,253	(2,336)	(2,925)
Foreign	(3,642)	(1,152)	(2,370)
Total deferred tax expense (benefit)	19,152	(10,336)	(7,644)
Total income tax provision	$174,221	$163,851	$151,300

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

	2025			2024		2023
(in thousands)	$	%		$	%	$	%
Income tax at statutory rate	$147,210	21.0%		$132,361	21.0%	$123,114	21.0%
State and local income taxes, net of federal income tax effect (1)	32,485	4.6%		26,647	4.2%	23,653	4.0%
Foreign tax effects	3,330	0.5%		3,303	0.5%	841	0.1%
Effect of changes in tax laws or rates enacted in the current period	—	—%		—	—%	—	—%
Effect of cross-border tax laws	(883)	(0.1)%		384	0.1%	505	0.1%
Tax credits:
Investment tax credits	(7,687)	(1.1)%		—	—%	—	—%
Other tax credits	(1,506)	(0.2)%		(1,308)	(0.2)%	(1,300)	(0.2)%
Changes in valuation allowances	—	—%		—	—%	—	—%
Nontaxable or nondeductible items	2,893	0.5%		2,163	0.3%	1,940	0.3%
Changes in unrecognized tax benefits	(1,411)	(0.2)%		44	—%	958	0.2%
Other adjustments	(210)	(0.1)%		257	0.1%	1,589	0.3%
Total income tax provision	$174,221	24.9%	—	$163,851	26.0%	$151,300	25.8%

(1) State taxes in California, Florida, Georgia, Illinois, and New Jersey make up the majority (greater than 50 percent) of the tax effect in this category.
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
(in thousands)
Deferred tax assets:
Employee compensation and benefits	$16,644	$15,146
Unearned revenues	16,056	15,243
Insurance reserves	31,285	29,773
Lease liabilities	103,960	118,382
Non-amortizable intangible assets	8,680	7,792
Other deferred tax assets	14,129	16,415
Total deferred tax assets	190,754	202,751
Valuation allowance	(8,680)	(7,792)
Net deferred tax assets	$182,074	$194,959
Deferred tax liabilities:
Fixed assets and depreciation	$11,546	$9,599
Intangible assets	106,162	93,872
Right of use assets	99,649	102,299
Total deferred tax liabilities	$217,357	$205,770
Net deferred taxes
Deferred tax assets	1,715	4,841
Deferred tax liabilities	(36,998)	(15,652)
Net deferred taxes	$(35,283)	$(10,811)

Deferred tax assets are included in "Other assets" and deferred tax liabilities are included in "Other long-term accrued liabilities" on the consolidated statements of financial position
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2025, the Company increased its valuation allowance by approximately $0.9 million related to deferred tax assets on intangible assets held in Australia. The Company does not expect to recognize such deferred tax assets as it expects to continue its operations in Australia for the foreseeable future and the related intangible assets are not amortizable for tax purposes in Australia.

The changes in the Company’s valuation allowance for deferred tax assets are as follows:

(in thousands)
December 31, 2023	$6,883
Charged to income tax expense	909
Charged to other accounts	—
December 31, 2024	7,792
Charged to income tax expense	888
Charged to other accounts	—
December 31, 2025	$8,680
As of December 31, 2025, the Company has no net operating loss carryforwards in any federal, state, or foreign jurisdictions. The Company has state tax credit carryforwards of $0.4 million which will begin to expire in 2035 if not fully utilized.
As of December 31, 2025, we assert that foreign cash earnings in excess of working capital and cash needed for strategic investments and acquisitions are not intended to be indefinitely reinvested offshore and we have included the tax effects of such current and/or future repatriations, including applicable state taxes and foreign withholding tax of such cash earnings in these financial statements. Any non-cash unremitted earnings in our foreign subsidiaries are considered permanently reinvested and deferred taxes have not been provided on these earnings.
The total amount of unrecognized tax benefits as of December 31, 2025 that, if recognized, would affect the effective tax rate is $0.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$1,584	$1,784	$1,394
Additions for tax positions of prior years	—	—	653
Reductions for tax positions of prior years	(844)	(39)	(263)
Settlements with taxing authorities	(614)	(161)	—
Unrecognized tax benefits at end of year	$126	$1,584	$1,784
The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.6 million and $0.6 million as of December 31, 2024 and 2023, respectively. The Company had no interest and penalties related to income tax matters during the year ended December 31, 2025.
The Company files U.S. federal income tax returns, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. The Company is under examination in certain state jurisdictions for years ranging from 2019 through 2023. The Company regularly assesses the outcomes of both ongoing and future examinations for the current or prior years to determine whether the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to any potential assessments. The outcome of any one examination, some of which may conclude during the next 12 months, is not expected to have a material impact on the Company’s financial position or results of operations.

For the years ended December 31, income taxes paid consisted of the following:

(in thousands)	2025	2024	2023
Federal (1)	$111,662	$93,748	$109,568
State	35,718	36,635	39,426
Foreign	15,520	15,255	10,160
Total income taxes paid (net of refunds)	$162,900	$145,638	$159,154

(1) 2025 amount includes $56.2 million paid to third parties to purchase federal investment tax credits.

For the years ended December 31, income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in thousands)	2025	2024	2023
State
California	$8,489	$8,642	$11,862
Foreign
Canada	$11,149	$11,397	*
*Jurisdiction below the threshold for the period presented
16. RELATED PARTY TRANSACTIONS
Aircraft and Administrative Arrangements
In 2014, P.I.A. LLC, a company then owned by our late Chairman of the Board of Directors, R. Randall Rollins, purchased a Lear Model 35A jet and entered into a lease arrangement with the Company for company use of the aircraft for business purposes. P.I.A. LLC is now owned by a trust for the benefit of the late Mr. Rollins’ family. The Company terminated the lease in 2024. The Company paid $100 per month in rent for the leased aircraft, and all variable costs and expenses associated with the leased aircraft, such as the costs for fuel, maintenance, storage and pilots. The Company had the priority right to use of the aircraft on business days, and Rollins family members and guests had the right to use the aircraft for personal use through the terms of an Aircraft Time Sharing Agreement with the Company. During the year ended December 31, 2023, the Company paid or incurred approximately $0.6 million in rent and operating costs under the Aircraft Time Sharing Agreement. The Company made $500 in rent payments in 2024 and no payments in 2025.
In August 2023, GWRG450, LLC (“GWR LLC”), a company wholly-owned by Mr. Gary W. Rollins, purchased a Gulfstream 450 aircraft (the “G450”). In connection with the G450 purchase, the Company entered into a lease arrangement with GWR LLC to lease the G450 for corporate purposes from time to time. That lease arrangement was superseded and replaced effective January 1, 2024 with a Non-Exclusive Part 91 (Dry) Aircraft Lease Agreement between the Company and GWR, LLC (the “Dry Lease”). Pursuant to the Dry Lease, the Company has access to the aircraft for business purposes. The Company pays GWR, LLC an hourly flight rent with a minimum charge per use of $15,000 per round trip with a minimum annual rental commitment of $300,000. In addition, as consideration for access to the aircraft, the Company pays $300,000 of its annual maintenance charges, a portion of costs for the maintenance contractor and the state and local sales tax on the rental payments. The Dry Lease expires on June 30, each year and is auto-extended per its terms unless sooner terminated. During the years ended December 31, 2025 and 2024, the Company paid approximately $0.7 million and $0.6 million to GWR LLC respectively, pursuant to the Dry Lease.
Pursuant to a Pilot Sharing Agreement (the “Pilot Sharing Agreement”), amended September 30, 2024, among the Company, LOR, and Mr. Gary W. Rollins: (1) the Company agrees to provide pilot services and training to LOR and Mr. Gary W. Rollins to operate aircraft they own directly or indirectly, (2) LOR agrees to reimburse the Company for 50% of the pilot services and training, and (3) LOR agrees to reimburse the Company for the pilot expenses for the LOR aircraft. Charges to LOR under the Pilot Sharing Agreement totaled $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Pursuant to the Administrative Services Agreement (the “Administrative Services Agreement”) among the Company, LOR and GWR LLC, the Company provides certain services to LOR and GWR LLC. Among other fees, LOR and GWR LLC each agree to pay for a third of all aircraft hanger related expenses, and LOR agrees to pay a hut rental fee. The Company also provides accounting services and accounts payable services related to all aviation activities and employs or contracts for pilots for all such aircraft. Charges to LOR and GWR LLC for rent and administrative services totaled $2.3 million, $2.2 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The foregoing aircraft and administrative services arrangements were previously approved by the Company’s Nominating and Corporate Governance Committee.
Related Party Franchise Agreement
On each of December 1, 2019 and October 1, 2024, Orkin, a subsidiary of the Company entered into a franchise agreement with Wilson Pest Management, Inc. The franchises are owned 100% by John Wilson IV. The Company received a total of approximately $0.5 million, $0.2 million and $0.2 million during each of the years ended December 31, 2025, 2024 and 2023, respectively. John Wilson IV is the son of John F. Wilson, Executive Chairman of the Company. The Company's Nominating and Corporate Governance Committee approved the agreements in accordance with its Related Party Transactions policy.
2025 Secondary Offering
On November 10, 2025, the Company entered into the 2025 Underwriting Agreement with the Selling Stockholders and the Underwriter relating the 2025 Offering. In connection with the 2025 Offering, the Selling Stockholders granted the Underwriter an option to purchase the 2025 Optional Shares. The 2025 Offering, including the sale of the 2025 Optional Shares, closed on November 12, 2025. The Company did not sell any shares in the 2025 Offering and did not receive any proceeds from the 2025 Offering. In addition, the Company completed the repurchase of 3,478,260 of the shares of Common Stock offered in the 2025 Offering for approximately $200 million at the same per share price paid by the Underwriter to the Selling Stockholders in the 2025 Offering, or $56.93 per share.
In connection with the 2025 Offering, each of the Selling Stockholders entered into lock-up agreements for a period of 365 days from the pricing date of the 2025 Offering, during which time the Selling Stockholders will be restricted from engaging in certain transactions with respect to their shares of the Company’s common stock. The 2025 Offering was made pursuant to the Company’s existing registration statement on Form S-3, previously filed with the SEC and declared effective by the SEC on June 22, 2023, as supplemented by the prospectus supplement dated November 10, 2025, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended.
The 2025 Underwriting Agreement contains customary representations, warranties and covenants of the Company and the Selling Shareholders and also provides for customary indemnification by each of the Company, the Selling Shareholders and the Underwriter against certain liabilities. The foregoing description of the 2025 Underwriting Agreement is not meant to be a complete description and is qualified in its entirety by the 2025 Underwriting Agreement.
2023 Secondary Offering
On September 6, 2023, the Company entered into the 2023 Underwriting Agreement with LOR and the Underwriters relating to the 2023 Offering. In connection with the 2023 Offering, LOR granted the Underwriters an option to purchase the 2023 Optional Shares. The 2023 Offering, including the sale of the 2023 Optional Shares, closed on September 11, 2023. The Company did not sell any shares in the 2023 Offering and did not receive any proceeds from the 2023 Offering. In addition, the Company completed the repurchase from LOR of 8,724,100 of the shares of Common Stock offered in the 2023 Offering for approximately $300 million at the same per share price paid by the Underwriters to LOR in the 2023 Offering, or $34.39 per share.
In connection with the 2023 Offering, LOR entered into a lock-up agreement with the Underwriters for a period of 365 days from the pricing date of the 2023 Offering, during which time LOR was restricted from engaging in certain transactions with respect to its shares of the Company’s common stock. The 2023 Offering was made pursuant to the Company’s existing registration statement on Form S-3, previously filed with the SEC and declared effective by the SEC on June 22, 2023, as supplemented by the prospectus supplement dated September 6, 2023, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended.
The 2023 Underwriting Agreement contains customary representations, warranties and covenants of the Company and LOR and also provides for customary indemnification by each of the Company, LOR and the Underwriters against certain liabilities. The foregoing description of the 2023 Underwriting Agreement is not meant to be a complete description and is qualified in its entirety by the 2023 Underwriting Agreement.
Registration Rights Agreement
On June 5 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with LOR and LOR paid $1.5 million to the Company and upon closing the 2023 Offering, LOR paid $3.5 million to the Company pursuant to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company will pay all costs, fees and expenses incident to the Company’s performance or compliance with the Registration Rights Agreement with respect to a total of five (5) requested offerings, and thereafter, LOR will be responsible for all such expenses in connection with any subsequent offering. These cash receipts were included in other financing activities in our consolidated statements of cash flows.
17. RESTRUCTURING COSTS
During 2023, the Company executed a restructuring program to modernize its workforce. These changes were primarily across corporate-related functions and enabled us to make more strategic improvements in our support functions. As a result of this program, the Company incurred $5.2 million in restructuring costs, consisting mainly of one-time termination benefits, including severance and outplacement services, stock-based compensation, and other benefits-related costs. These costs are recorded within restructuring costs in our consolidated statements of income. No such costs were incurred during 2025 or 2024 and as of December 31, 2025 and 2024 we had no remaining obligation associated with this program.
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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands, except per share data):

Year Ended December 31,	2025	2024	2023
Net income available to stockholders	$526,705	$466,379	$434,957
Less dividends paid:
Common stock	(326,693)	(296,818)	(263,016)
Time-lapse restricted awards	(1,208)	(1,313)	(1,332)
Undistributed earnings for the period	$198,804	$168,248	$170,609
Allocation of undistributed earnings:
Common stock	$198,072	$167,507	$169,687
Time-lapse restricted awards	732	741	859
Restricted stock units	—	—	63
Weighted-average shares outstanding:
Weighted-average outstanding common shares	482,322	482,117	487,480
Add participating securities:
Weighted-average time-lapse restricted awards	1,783	2,132	2,469
Total weighted-average shares outstanding – basic	484,105	484,249	489,949
Dilutive effect of restricted stock units	42	46	181
Total weighted-average shares outstanding – diluted	484,147	484,295	490,130

Basic earnings per share:
Common stock:
Distributed earnings	$0.68	$0.62	$0.54
Undistributed earnings	0.41	0.34	0.35
Basic earnings per share	$1.09	$0.96	$0.89
Diluted earnings per share:
Common stock:
Distributed earnings	$0.68	$0.62	$0.54
Undistributed earnings	0.41	0.34	0.35
Diluted earnings per share	$1.09	$0.96	$0.89
19. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates under one reportable segment which contains our residential, commercial, and termite service offerings. The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate of growth investments and the allocation of budget between cost categories. The measure of segment assets is reported on the consolidated statements of financial position as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31:

(in thousands)	2025	2024	2023
Revenue	$3,761,050	$3,388,708	$3,073,278

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	1,166,044	1,048,992	953,600
Materials and supplies	225,462	212,296	197,825
Insurance and claims	66,897	68,326	60,390
Fleet expenses	157,461	131,898	127,390
Other cost of services provided (1)	161,142	141,685	130,666
Total cost of services provided (exclusive of depreciation and amortization below)	1,777,006	1,603,197	1,469,871

Sales, general and administrative:
Selling and marketing expenses	484,859	427,916	375,805
Administrative employee expenses	345,643	313,814	291,772
Insurance and claims	40,816	41,434	37,946
Fleet expenses	39,608	33,580	31,415
Other sales, general and administrative (2)	222,306	198,323	178,295
Total sales, general and administrative	1,133,232	1,015,067	915,233

Restructuring costs	—	—	5,196
Depreciation and amortization	124,744	113,220	99,752
Interest expense, net	28,558	27,677	19,055
Other (income) expense, net	(3,416)	(683)	(22,086)
Income tax expense	174,221	163,851	151,300
Net income	$526,705	$466,379	$434,957

(1) Other cost of services provided includes facilities costs, professional services, maintenance and repairs, software license costs, and other expenses directly related to providing services.
(2) Other sales, general and administrative includes facilities costs, professional services, maintenance and repairs, software license costs, bad debt expense, and other administrative expenses.

See the consolidated financial statements for other financial information regarding the Company’s reportable segment. See Note 3, Revenue for further information on revenue.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the consolidated statements of financial position were located as follows:

December 31,	2025	2024
(in thousands)
United States	$504,593	$503,767
International	46,122	35,546

20. SUBSEQUENT EVENTS
Quarterly Dividend
On January 22, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.1825 per share payable March 10, 2026 to stockholders of record at the close of business February 25, 2026. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has a Disclosure Committee, consisting of certain members of management, to assist our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) in preparing the disclosures required under the SEC rules and to help confirm that the Company’s disclosure controls and procedures are properly implemented. The Disclosure Committee meets on a quarterly basis and otherwise as may be necessary.
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to confirm that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is contained on page 40. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report on page 41.
Changes in Internal Controls—There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that were identified in connection with the evaluation described above and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Elizabeth B. Chandler Chief Legal Officer, General Counsel and Corporate Secretary	November 26, 2025	May 31, 2026	Net shares of Company common stock obtained upon vesting of 22,722 shares subject to currently unvested restricted stock grants	Sales to occur on or after February 25, 2026, if certain limit prices are met and if restricted stock has vested
If all net shares of Company common stock obtained upon vesting of 22,722 shares subject to currently unvested restricted stock grants are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

Board Transition
On February 11, 2026, Gary W. Rollins informed the Board of Directors (the “Board”) of the Company that he will retire from the Board as of the Company’s 2026 Annual Meeting of Shareholders (the “Annual Meeting”). Mr. Rollins joined the Board in 1981, served as Chairman of the Board from 2020 until January 2025, and currently serves as Executive Chairman Emeritus of the Board. Mr. Gary W. Rollins will remain Chairman Emeritus and a non-voting participant at Rollins Board meetings. There has been no disagreement between Mr. Gary W. Rollins and the Company with respect to any matter relating to the Company’s operations, policies or practices.
On February 11, 2026, Timothy C. Rollins was nominated by the Board as a director nominee for election to the Board at the Annual Meeting. Timothy C. Rollins is the vice president and a director of LOR, Inc. Over the past three decades he has held several leadership positions with the Rollins family businesses, including Rollins Protective Service, Hydradyne Hydraulics and Ran Mar Construction. Mr. Timothy C. Rollins is also a director of Marine Products Corporation and RPC, Inc., two publicly traded companies, and serves on the board of trustees for Emory University. He also serves on the boards of the O. Wayne Rollins Foundation, and The Ma-Ran Foundation.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item, except that set forth below regarding the Company’s code of ethics and insider trading policy, will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or by the following business day.

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
The Company has adopted an Insider Trading Policy and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 hereto. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or by the following business day.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or by the following business day.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or by the following business day.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or by the following business day.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements, Financial Statement Schedule and Exhibits.
1.Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.
2.All schedules have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.
3.Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities				X
4.3	Indenture, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto from time to time and Regions Bank, as trustee.	8-K	February 24, 2025	4.1
4.4	Registration Rights Agreement, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto, BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	February 24, 2025	4.2
4.5	Form of Note for Rollins, Inc.’s 5.25% Senior Notes due 2035 (attached as Exhibit A to the Indenture filed as Exhibit 4.3 to this Annual Report on Form 10-K).	8-K	February 24, 2025	4.3
4.6	First Supplemental Indenture, dated as of March 21, 2025, among Rollins, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee.	8-K	March 21, 2025	4.2
10.1*	2018 Stock Incentive Plan	DEF 14A	March 21, 2018	Appendix A
10.2*	Offer Letter dated July 25, 2022, between Kenneth D. Krause and the Company	10-Q	October 27, 2022	10.19
10.3	Credit Agreement, dated as of February 24, 2023, among Rollins, as borrower, certain other subsidiaries of Rollins from time to time party thereto as borrowers, each lender from time to time party thereto and JPMorgan Chase, N.A., as administrative agent.	8-K	February 27, 2023	10.1
10.4	Registration Rights Agreement, dated as of June 5, 2023 between Rollins, Inc. and LOR, Inc.	S-3	June 5, 2023	4.11
10.5*	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	10-K	February 13, 2025	10.5
10.6*	Form of Change-in-Control Severance and Restrictive Covenant Agreement entered into by the registrant with each of its executive officers	10-K	February 13, 2025	10.6
10.7*	Rollins, Inc. Amended and Restated Deferred Compensation Plan	10-K	February 13, 2025	10.7

10.8*	Form of Time-Lapse Restricted Stock Agreement	10-Q	April 27, 2012	10.1
10.9*	Form of Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-Q	October 27, 2022	10.18
10.10*	Form of Rollins, Inc. Performance Share Unit Award Agreement	10-K	February 15, 2024	10.1
10.11*	Form of 2024 Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-K	February 15, 2024	10.23
10.12*	Form of 2024 Rollins Inc. Performance Share Unit Award Agreement	10-K	February 15, 2024	10.24
10.13*	Form of 2025 Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons	10-K	February 13, 2025	10.13
10.14*	Form of 2025 Rollins Inc. Performance Share Unit Award Agreement	10-K	February 13, 2025	10.14
10.15*	Form of 2026 Time-Lapse Restricted Stock Agreement for Section 16 Reporting Persons				X
10.16*	Form of 2026 Rollins Inc. Performance Share Unit Award Agreement				X
10.17*	Rollins, Inc. 2026 Executive Bonus Agreement–Thomas D. Tesh				X
10.18*	Rollins, Inc. 2026 Executive Bonus Agreement–John F. Wilson				X
10.19*	Rollins, Inc. 2026 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.				X
10.20*	Rollins, Inc. 2026 Executive Bonus Agreement–Kenneth D. Krause				X
10.21*	Rollins, Inc. 2026 Executive Bonus Agreement–Elizabeth B. Chandler				X
10.22*	Rollins, Inc. 2025 Executive Bonus Agreement–John F. Wilson	10-K	February 13, 2025	10.20
10.23*	Rollins, Inc. 2025 Executive Bonus Agreement–Jerry E. Gahlhoff, Jr.	10-K	February 13, 2025	10.21
10.24*	Rollins, Inc. 2025 Executive Bonus Agreement–Kenneth D. Krause	10-K	February 13, 2025	10.22
10.25*	Rollins, Inc. 2025 Executive Bonus Agreement–Elizabeth B. Chandler	10-K	February 13, 2025	10.23
10.26*	Rollins, Inc. 2025 Executive Bonus Agreement–Thomas D. Tesh	10-K	February 13, 2025	10.24
10.27	Form of Commercial Paper Dealer Agreement between Rollins, Inc., as issuer and the applicable Dealer party thereto.	8-K	March 21, 2025	10.1
10.28	Amendment No. 1 to Credit Agreement dated as of March 21, 2025, by and among Rollins, Inc. the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	March 21, 2025	10.2
19.1	Rollins, Inc. Insider Trading Policy	10-K	February 13, 2025	19.1
21	Subsidiaries of Registrant				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24	Powers of Attorney for Directors				X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Rollins, Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023	10-K	February 15, 2024	97.10
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X

101.DEF	Inline XBRL Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)	X
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

ROLLINS, INC.

By:	/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jerry E. Gahlhoff, Jr.	By:	/s/ Kenneth D. Krause
	Jerry E. Gahlhoff, Jr.		Kenneth D. Krause
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	February 12, 2026	Date:	February 12, 2026

By:	/s/ William W. Harkins
William W. Harkins
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 12, 2026
The Directors of Rollins, Inc. (listed below) executed a power of attorney appointing Jerry E. Gahlhoff, Jr. their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Executive Chairman Emeritus
John F. Wilson, Executive Chairman of the Board
Louise S. Sams, Lead Director
Susan R. Bell, Director
Donald P. Carson, Director
Paul D. Donahue, Director
Patrick J. Gunning, Director
P. Russell Hardin, Director
Dale E. Jones, Director
Gregory B. Morrison, Director
Pamela R. Rollins, Director
/s/ Jerry E. Gahlhoff, Jr.
Jerry E. Gahlhoff, Jr.
As Attorney-in-Fact & Director
February 12, 2026

ROLLINS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
The following documents are filed as part of this report.