Form 10-Q
period 2026-03-31
ROLLINS INC
filed 2026-04-23
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
Yes ☐ No ☒
Rollins, Inc. had 481,463,663 shares of its $1 par value Common Stock outstanding as of April 13, 2026.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
(in thousands except share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$116,543	$100,004
Trade receivables, net of allowance for expected credit losses of $22,008 and $23,528, respectively	210,721	202,518
Financed receivables, short-term, net of allowance for expected credit losses of $2,944 and $3,112, respectively	44,243	44,723
Materials and supplies	44,128	42,982
Other current assets	98,043	82,455
Total current assets	513,678	472,682
Equipment and property, net of accumulated depreciation of $244,373 and $237,815, respectively	124,910	126,187
Goodwill	1,384,591	1,374,664
Customer contracts, net	392,044	407,516
Trademarks & tradenames, net	166,193	166,779
Other intangible assets, net	7,486	8,089
Operating lease right-of-use assets	412,690	424,528
Financed receivables, long-term, net of allowance for expected credit losses of $8,704 and $7,922, respectively	110,879	110,057
Other assets	47,763	50,021
Total assets	$3,160,234	$3,140,523
LIABILITIES
Short-term debt	$163,926	$123,683
Accounts payable	61,188	44,361
Accrued insurance - current	45,204	44,123
Accrued compensation and related liabilities	102,461	128,259
Unearned revenues	194,273	187,670
Operating lease liabilities - current	136,714	137,410
Other current liabilities	90,897	120,019
Total current liabilities	794,663	785,525
Accrued insurance, less current portion	88,274	79,157
Operating lease liabilities, less current portion	279,873	290,765
Long-term debt	486,627	486,147
Other long-term accrued liabilities	129,109	124,608
Total liabilities	1,778,546	1,766,202
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 481,461,825 and 481,193,751 shares issued and outstanding, respectively	481,462	481,194
Additional paid in capital	167,767	179,406
Accumulated other comprehensive (loss) income	(26,324)	(25,194)
Retained earnings	758,783	738,915
Total stockholders’ equity	1,381,688	1,374,321
Total liabilities and stockholders’ equity	$3,160,234	$3,140,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Customer services	$906,424	$822,504
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	445,522	400,134
Sales, general and administrative	282,918	250,513
Depreciation and amortization	32,498	29,209
Total operating expenses	760,938	679,856
OPERATING INCOME	145,486	142,648
Interest expense, net	8,851	5,796
Other (income) expense, net	(463)	(692)
CONSOLIDATED INCOME BEFORE INCOME TAXES	137,098	137,544
PROVISION FOR INCOME TAXES	29,260	32,296
NET INCOME	$107,838	$105,248
NET INCOME PER SHARE - BASIC AND DILUTED	$0.22	$0.22
Weighted average shares outstanding – basic	481,385	484,414
Weighted average shares outstanding – diluted	481,398	484,434
DIVIDENDS PAID PER SHARE	$0.1825	$0.1650
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$107,838	$105,248
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,111)	5,231
Pension settlement	—	493
Unrealized gain (loss) on available for sale securities	(19)	(31)
Other comprehensive (loss) income, net of tax	(1,130)	5,693
Comprehensive income	$106,708	$110,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	481,194	$481,194	$179,406	$(25,194)	$738,915	$1,374,321
Net income	—	—	—	—	107,838	107,838
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(1,111)	—	(1,111)
Unrealized loss on available for sale securities	—	—	—	(19)	—	(19)
Cash dividends	—	—	—	—	(87,970)	(87,970)
Stock compensation	626	626	10,353	—	—	10,979
Shares withheld for payment of employee taxes	(358)	(358)	(21,992)	—	—	(22,350)
Balance at March 31, 2026	481,462	$481,462	$167,767	$(26,324)	$758,783	$1,381,688

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	105,248	105,248
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	5,231	—	5,231
Pension settlement	—	—	—	493	—	493
Unrealized loss on available for sale securities	—	—	—	(31)	—	(31)
Cash dividends	—	—	—	—	(79,910)	(79,910)
Stock compensation	541	541	8,258	—	—	8,799
Shares withheld for payment of employee taxes	(294)	(294)	(14,377)	—	—	(14,671)
Balance at March 31, 2025	484,619	$484,619	$149,086	$(37,941)	$759,988	$1,355,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$107,838	$105,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,498	29,209
Stock-based compensation expense	10,822	8,799
Provision for expected credit losses	7,822	10,730
Gain on sale of assets, net	(61)	(692)
Provision for deferred income taxes	2,053	12,470
Other operating activities, net	160	358
Changes in operating assets and liabilities:
Trade accounts receivable	(15,974)	(7,766)
Financing receivables	(92)	(506)
Materials and supplies	(1,110)	(1,117)
Other current assets	(14,317)	(3,069)
Accounts payable and accrued expenses	(33,494)	(25,292)
Unearned revenue	6,567	10,202
Other long-term assets and liabilities	15,655	8,318
Net cash provided by operating activities	118,367	146,892
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(18,488)	(27,191)
Capital expenditures	(7,139)	(6,781)
Proceeds from sale of assets	624	1,405
Other investing activities, net	436	—
Net cash used in investing activities	(24,567)	(32,567)
FINANCING ACTIVITIES
Payment of contingent consideration	(6,104)	(1,193)
Issuance of senior notes	—	492,215
Borrowings under revolving commitment	—	11,000
Borrowings under commercial paper, net	49,496	—
Repayments of revolving commitment	—	(408,000)
Payment of debt issuance costs	—	(5,428)
Payment of dividends	(87,849)	(79,910)
Cash paid for common stock purchased	(22,350)	(14,671)
Other financing activities, net	(9,385)	1,375
Net cash used in financing activities	(76,192)	(4,612)
Effect of exchange rate changes on cash	(1,069)	1,834
Net increase in cash and cash equivalents	16,539	111,547
Cash and cash equivalents at beginning of period	100,004	89,630
Cash and cash equivalents at end of period	$116,543	$201,177
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,083	$4,107
Cash paid for income taxes, net	$42,531	$5,853
Non-cash additions to operating lease right-of-use assets	$25,277	$41,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

NOTE 1.    BASIS OF PREPARATION
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the instructions to Form 10-Q and applicable sections of Securities and Exchange Commission ("SEC") regulation S-X, and therefore do not include all information and footnotes required by U.S. GAAP for complete financial statements. There have been no material changes in the Company’s significant accounting policies or the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Rollins, Inc. (including its subsidiaries unless the context otherwise requires, “Rollins,” “we,” “us,” “our,” or the “Company”) for the year ended December 31, 2025. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2025 Annual Report on Form 10-K.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The Company adopted the ASU effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting standards issued but not yet adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification ("ASC"). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its condensed consolidated financial statements or disclosures.
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

ROLLINS, INC. AND SUBSIDIARIES
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The requirements will be applied prospectively with the option for a modified or retrospective application. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not expect that the application of this standard will have a material impact on its condensed consolidated financial statements or disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Evergreen). This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
NOTE 3.    ACQUISITIONS
2026 Acquisitions
The Company made three acquisitions during the three months ended March 31, 2026. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are summarized as follows:

(in thousands)	2026
Cash	$—
Accounts receivable	492
Materials and supplies	107
Other current assets	—
Equipment and property	681
Goodwill	9,417
Customer contracts	7,212
Trademarks & tradenames	339
Other intangible assets	—
Current liabilities	(120)
Unearned revenue	(82)
Other assets and liabilities, net	2,485
Assets acquired and liabilities assumed	$20,531
Included in the total consideration of $20.5 million are acquisition holdback liabilities of $2.0 million.
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
The acquisition expanded the Rollins family of brands, and management believes the acquisition will drive long-term value given Saela's attractive financial profile and complementary end market exposure.
The Saela acquisition was accounted for as a business combination, and Saela's results of operations are included in the Company's operations from the acquisition date.
The valuation of the Saela acquisition was performed by a third party valuation specialist under management’s supervision. The values of identified assets acquired and liabilities assumed were finalized as of March 31, 2026 and are summarized as follows:

(in thousands)	Final Fair Value
Cash	$1,522
Accounts receivable	805
Materials and supplies	573
Other current assets	414
Equipment and property	4,657
Goodwill	129,262
Customer contracts	56,300
Trademarks & tradenames	17,300
Operating lease right-of-use assets	991
Accounts payable	(1,984)
Accrued compensation and related liabilities	(1,064)
Other current liabilities	(558)
Operating lease liabilities	(991)
Assets acquired and liabilities assumed	$207,227

Included in the total consideration above were cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.7 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three months ended March 31, 2026, we recognized a charge of $1.1 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. This charge is reported in sales, general and administrative expenses on our condensed consolidated statement of income.
The acquired Saela customer contracts were estimated to have a remaining useful life of 7 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 6, Goodwill and Intangible Assets, for further details.
Goodwill from this acquisition represents the excess of the purchase price over the fair value of net assets of the business acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. The recognized goodwill is expected to be deductible for tax purposes.

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$839,875	$763,350
Other countries	66,549	59,154
Total revenues	$906,424	$822,504
Revenue from external customers, classified by significant service offering, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Residential revenues	$389,504	$356,313
Commercial revenues	311,726	284,357
Termite and ancillary revenues	195,423	172,130
Franchise revenues	3,653	3,770
Other revenues	6,118	5,934
Total revenues	$906,424	$822,504
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized in the three months ended March 31, 2026 and 2025 was $73.1 million and $67.0 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$232,986	$223,872
Deferral of unearned revenue	83,266	76,506
Recognition of unearned revenue	(73,134)	(67,013)
Ending balance	$243,118	$233,365
As of March 31, 2026 and December 31, 2025, the Company had long-term unearned revenue of $48.8 million and $45.3 million, respectively, recorded in other long-term accrued liabilities on our condensed consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. During the three months ended March 31, 2026, we recognized approximately $46.9 million of revenue that was included in the balance of unearned revenue at December 31, 2025. During the three months ended March 31, 2025, we recognized approximately $45.2 million of revenue that was included in the balance of unearned revenue at December 31, 2024. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2036.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of March 31, 2026, we have $34.2 million of unamortized capitalized costs to obtain a contract, of which $29.4 million is recorded within other current assets and $4.8 million is recorded within other assets on our condensed consolidated statements of financial position. As of December 31, 2025, we had $39.1 million of unamortized capitalized costs to obtain a contract, of which $28.9 million was recorded within other current assets and $10.2 million was recorded within other assets on our condensed consolidated statements of financial position. Amortization of capitalized costs is recorded within sales, general

ROLLINS, INC. AND SUBSIDIARIES
and administrative expense on our condensed consolidated statements of income. During the three months ended March 31, 2026 and March 31, 2025, we recorded approximately $9.5 million and $7.1 million in amortization of capitalized costs, respectively.
NOTE 5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest on these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three months ended March 31, 2026 and 2025.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2025	$23,528	$11,034	$34,562
Provision for expected credit losses	5,071	2,751	7,822
Write-offs charged against the allowance	(8,127)	(2,321)	(10,448)
Recoveries collected	1,536	184	1,720
Balance at March 31, 2026	$22,008	$11,648	$33,656

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815

ROLLINS, INC. AND SUBSIDIARIES
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the three months ended March 31, 2026:

(in thousands)
Balance at December 31, 2025	$1,374,664
Additions	9,417
Measurement period adjustments	810
Adjustments due to currency translation and other	(300)
Balance at March 31, 2026	$1,384,591
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$748,424	$(356,380)	$392,044	$741,568	$(334,052)	$407,516	3-20
Trademarks and tradenames	26,436	(17,272)	9,164	26,136	(16,388)	9,748	7-20
Other intangible assets	28,198	(20,712)	7,486	28,240	(20,151)	8,089	3-20
Total amortizable intangible assets	$803,058	$(394,364)	$408,694	$795,944	$(370,591)	$425,353

Indefinite-lived intangible assets			157,029			157,031
Total intangible assets, excluding goodwill			$565,723			$582,384
Amortization expense related to intangible assets was $23.8 million and $20.8 million for the three months ended March 31, 2026 and 2025, respectively. Amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of March 31, 2026 are as follows:

(in thousands)
2026 (excluding the three months ended March 31, 2026)	$68,592
2027	87,614
2028	79,144
2029	64,668
2030	43,216
NOTE 7.    DEBT
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

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)	March 31, 2026	December 31, 2025
Outstanding borrowings (1)	$163,926	$114,430
Weighted average annual interest rate	4.12%	3.94%
Weighted average remaining term	4.9 days	6.3 days
(1) Outstanding commercial paper borrowings are net of unamortized discount and are presented under the short-term debt caption of our condensed consolidated statements of financial position.
Bank Overdrafts
As of March 31, 2026, we had no bank overdrafts. As of December 31, 2025, we had $9.3 million of bank overdrafts.
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	March 31, 2026	December 31, 2025
2035 Senior Notes	$500,000	$500,000
Revolving Credit Facility	—	—
Total long-term debt	$500,000	$500,000

Less: unamortized debt discount	(6,931)	(7,125)
Less: unamortized debt issuance costs	(6,442)	(6,728)

Total long-term debt, net	$486,627	$486,147
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
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of March 31, 2026.
On May 6, 2025, we commenced an offer to exchange $500 million of the 2035 Senior Notes privately placed in February 2025 (“Initial Notes”) for the $500 million of the 2035 Senior Notes that have been registered under the Securities Act of 1933 (“Exchange Notes”). Approximately 99.7% of the $500 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes

ROLLINS, INC. AND SUBSIDIARIES
as of June 4, 2025, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes have no transfer restrictions or registration rights.
The effective interest rate of our 2035 Senior Notes was 5.6% as of March 31, 2026.
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
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of March 31, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
NOTE 8.    FAIR VALUE MEASUREMENT
Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:
•Level 1: observable inputs such as quoted prices in active markets for identical assets or liabilities;

ROLLINS, INC. AND SUBSIDIARIES
•Level 2: inputs other than quoted prices in active markets in Level 1 that are either directly or indirectly observable; and
•Level 3: unobservable inputs for which little or no market data exists.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Debt Securities
As of March 31, 2026 and December 31, 2025, we had investments in international bonds of $6.0 million and $6.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our condensed consolidated statements of financial position. The unrealized gain or loss activity during the three months ended March 31, 2026 and 2025 was not significant.
Contingent Consideration
As of March 31, 2026 and December 31, 2025, the Company had $34.0 million and $37.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. Holdback and earnout liabilities are considered Level 3 liabilities under the fair value hierarchy. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s condensed consolidated statements of financial position. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$37,077	$21,008
New acquisitions and measurement adjustments	2,547	4,730
Payouts	(6,104)	(1,193)
Interest and fair value adjustments	283	20
Charge offset, forfeit and other	215	440
Ending balance	$34,018	$25,005
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
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	March 31, 2026		December 31, 2025
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$497,917	$486,627	$512,160	$486,147
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

ROLLINS, INC. AND SUBSIDIARIES
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
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1.0 million (which does not exceed the lesser of $1.0 million or 1% of our current assets as of December 31, 2025) for purposes of determining whether disclosure of any such proceedings is required. Also, we will continue to disclose any environmental proceedings that we determine are otherwise material, regardless of the amount of potential monetary sanctions. Currently, there is no required disclosure.
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended March 31, 2026, the Company paid $88.0 million, or $0.1825 per share, in cash and stock dividends compared to $79.9 million, or $0.165 per share, during the same period in 2025.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $22.4 million and $14.7 million in connection with employee tax obligations during the three month periods ended March 31, 2026 and 2025, respectively.
The Company did not repurchase shares on the open market during the three months ended March 31, 2026 and March 31, 2025.
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation expense	$10,822	$8,799
NOTE 11.    EARNINGS PER SHARE
The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to participating common stockholders by the weighted average number of participating common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net income available to participating

ROLLINS, INC. AND SUBSIDIARIES
common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive equity.
A reconciliation of weighted average shares outstanding is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Weighted-average outstanding common shares	479,866	482,581
Add participating securities:
Weighted-average time-lapse restricted awards	1,519	1,833
Total weighted-average shares outstanding – basic	481,385	484,414
Dilutive effect of restricted stock units and PSUs	13	20
Weighted-average shares outstanding – diluted	481,398	484,434
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $29.3 million and $32.3 million for the three months ended March 31, 2026 and 2025, respectively.
The Company’s effective tax rate decreased to 21.3% in the first quarter of 2026 compared with 23.5% in the first quarter of 2025. The reduced rate was primarily due to increased benefits from stock-based compensation and the purchase of transferable federal income tax credits during the three months ended March 31, 2026.
Cash paid for taxes, net of refunds, during the three months ended March 31, 2026 was $42.5 million, inclusive of cash paid to taxing authorities and third parties for purchases of investment tax credits.
NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
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

ROLLINS, INC. AND SUBSIDIARIES
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$906,424	$822,504

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	289,722	261,724
Materials and supplies	53,217	48,491
Insurance and claims	21,147	16,524
Fleet expenses	42,172	36,857
Other cost of services provided (1)	39,264	36,538
Total cost of services provided (exclusive of depreciation and amortization below)	$445,522	$400,134

Sales, general and administrative:
Selling and marketing expenses	111,999	98,250
Administrative employee expenses	89,749	81,481
Insurance and claims	12,583	10,004
Fleet expenses	10,262	9,403
Other sales, general and administrative (2)	58,325	51,375
Total sales, general and administrative	$282,918	$250,513

Depreciation and amortization	32,498	29,209
Interest expense, net	8,851	5,796
Other (income) expense, net	(463)	(692)
Income tax expense	29,260	32,296
Net income	$107,838	$105,248

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

Geographic Information

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

(in thousands)	March 31, 2026	December 31, 2025
United States	$491,154	$504,593
International	46,446	46,122

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Romex Acquisition
On April 1, 2026, the Company acquired 100% of Romex Pest Control, LLC (“Romex”) for $90 million, subject to post-closing adjustments related to the assets and liabilities of Romex at closing, plus $10 million of contingent consideration that will be paid upon the attainment of future growth and profitability levels. The acquisition is expected to be accounted for as a business combination and the assets acquired and liabilities assumed will be measured at fair value as of the acquisition date. The initial purchase price allocation is not complete as of the date of this filing. We funded this acquisition using cash on hand and borrowings under the commercial paper program.
Quarterly Dividend
On April 22, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.1825 per share payable on June 10, 2026 to shareholders of record at the close of business on May 11, 2026.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended March 31, 2026:
•First quarter revenues were $906.4 million, an increase of 10.2% over the first quarter of 2025 with organic revenues* increasing 6.6%. This represents our 98th consecutive quarter of revenue growth.
•Quarterly operating income was $145.5 million, an increase of 2.0% over the first quarter of 2025. Quarterly operating margin was 16.1%, a decrease of 120 basis points versus the first quarter of 2025. Adjusted operating income* was $152.8 million, an increase of 4.0% over the prior year. Adjusted operating margin* was 16.9%, a decrease of 100 basis points compared to the prior year.
•Adjusted EBITDA* was $179.5 million, an increase of 4.4% over the prior year. Adjusted EBITDA margin* was 19.8%, a decrease of 110 basis points versus the first quarter of 2025.
•Quarterly net income was $107.8 million, an increase of 2.5% over the prior year. Adjusted net income* was $113.2 million, an increase of 5.0% over the prior year.
•Quarterly EPS was $0.22 per diluted share in the first quarter of 2026 and 2025. Adjusted EPS* was $0.24 per diluted share, an increase of 9.1% over the prior year.
•Operating cash flow was $118.4 million for the quarter, a decrease of 19.4% compared to the prior year. Free cash flow* was $111 million for the quarter, a decrease of 20.6% compared to the prior year. Cash flow was negatively impacted by $39.5 million due to the timing of tax payments associated with our tax credit planning strategy, as well as $8.8 million due to the transition to semi-annual interest payments on our 2035 Senior Notes. The Company invested $18.5 million in acquisitions, $7.1 million in capital expenditures, and paid dividends totaling $87.8 million.
The Company expects to report 7% to 8% organic and 2% to 3% inorganic revenue growth in 2026. While we saw a slower start to the year in the first quarter, our business improved in the back half of the quarter and the strength of our recurring revenue and ancillary services gives us confidence in our ability to meet our financial outlook for 2026.
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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but are complicated by the continued uncertainty surrounding these macroeconomic trends. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.

ROLLINS, INC. AND SUBSIDIARIES
The extent to which these economic trends will continue to impact the Company’s business, financial condition and results of operations is uncertain. Therefore, we cannot reasonably estimate the full future impacts of these matters at this time.
RESULTS OF OPERATIONS
Quarter ended March 31, 2026 compared to quarter ended March 31, 2025

	Three Months Ended March 31,
			Variance
(in thousands, except per share data)	2026	2025	$	%
GAAP Metrics
Revenues	$906,424	$822,504	$83,920	10.2%
Gross profit (1)	$460,902	$422,370	$38,532	9.1%
Gross profit margin (1)	50.8%	51.4%		-60 bps
Operating income	$145,486	$142,648	$2,838	2.0%
Operating margin	16.1%	17.3%		-120 bps
Net income	$107,838	$105,248	$2,590	2.5%
EPS	$0.22	$0.22	$—	—%
Operating cash flow	$118,367	$146,892	$(28,525)	(19.4)%

Non-GAAP Metrics
Adjusted operating income (2)	$152,793	$146,861	$5,932	4.0%
Adjusted operating margin (2)	16.9%	17.9%		-100 bps
Adjusted net income (2)	$113,229	$107,868	$5,361	5.0%
Adjusted EPS (2)	$0.24	$0.22	$0.02	9.1%
Adjusted EBITDA (2)	$179,469	$171,857	$7,612	4.4%
Adjusted EBITDA margin (2)	19.8%	20.9%		-110 bps
Free cash flow (2)	$111,228	$140,111	$(28,883)	(20.6)%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(unaudited, in thousands)	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$906,424	100.0%	$822,504	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	289,722	32.0%	261,724	31.8%
Materials and supplies	53,217	5.9%	48,491	5.9%
Insurance and claims	21,147	2.3%	16,524	2.0%
Fleet expenses	42,172	4.7%	36,857	4.5%
Other cost of services provided (1)	39,264	4.3%	36,538	4.4%
Total cost of services provided (exclusive of depreciation and amortization below)	$445,522	49.2%	$400,134	48.6%

Sales, general and administrative:
Selling and marketing expenses	111,999	12.4%	98,250	11.9%
Administrative employee expenses	89,749	9.9%	81,481	9.9%
Insurance and claims	12,583	1.4%	10,004	1.2%
Fleet expenses	10,262	1.1%	9,403	1.1%
Other sales, general and administrative (2)	58,325	6.4%	51,375	6.2%
Total sales, general and administrative	$282,918	31.2%	$250,513	30.5%

Depreciation and amortization	32,498	3.6%	29,209	3.6%
Interest expense, net	8,851	1.0%	5,796	0.7%
Other (income) expense, net	(463)	(0.1)%	(692)	(0.1)%
Income tax expense	29,260	3.2%	32,296	3.9%
Net income	$107,838	11.9%	$105,248	12.8%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the three months ended March 31, 2026 and March 31, 2025, respectively:
Revenues for the quarter ended March 31, 2026 were $906.4 million, an increase of $83.9 million, or 10.2%, from 2025 revenues of $822.5 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 6.6% with acquisitions adding 3.6% in the quarter. Residential pest control revenue increased 9.3%, commercial pest control revenue increased 9.6% and termite and ancillary services grew 13.5% including both organic and acquisition-related growth in each area. Organic revenue* growth was 4.2% in residential, 7.7% in commercial, and 9.8% in termite and ancillary activity. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended March 31, 2026 and March 31, 2025.
Revenue growth was healthy in the back half of the quarter with approximately 12% total growth and over 8% organic revenue growth in March, but we did see weaker volumes early in the quarter associated with less favorable weather conditions.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most closely correlated GAAP measure.
Revenues are impacted by weather conditions, including climate change and the seasonal nature of the Company’s pest and termite control services. The increase in pest activity, as well as the metamorphosis of termites in the spring and summer (the occurrence of which is determined by the change in seasons), has historically resulted in an increase in the Company’s revenues as evidenced by the following table:

	Consolidated Net Revenues
(in thousands)	2026	2025	2024
First quarter	$906,424	$822,504	$748,349
Second quarter	—	999,527	891,920
Third quarter	—	1,026,106	916,270
Fourth quarter	—	912,913	832,169
Year to date	$906,424	$3,761,050	$3,388,708
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended March 31, 2026 was $460.9 million, an increase of $38.5 million, or 9.1%, compared to $422.4 million for the quarter ended March 31, 2025.

ROLLINS, INC. AND SUBSIDIARIES
Gross margin decreased 60 basis points to 50.8% in 2026 compared to 51.4% in 2025. The decrease is primarily due to 30 basis points of higher insurance and claims costs due to a less favorable claims experience, 20 basis points of higher fleet expenses primarily associated with lower vehicle gains, which we expect to moderate in the second quarter, and 20 basis points of higher employee expenses. Fuel costs represent approximately 1.5% of revenues and we expect these costs to remain below 2% for the year.
Sales, General and Administrative
For the quarter ended March 31, 2026, sales, general and administrative ("SG&A") expenses were $282.9 million, an increase of $32.4 million, or 12.9%, compared to the quarter ended March 31, 2025.
As a percentage of revenue, SG&A increased 70 basis points to 31.2% from 30.5% in the prior year, primarily due to 50 basis points of higher selling and marketing costs and 20 basis points of higher insurance and claims costs.
Depreciation and Amortization
For the quarter ended March 31, 2026, depreciation and amortization increased $3.3 million, or 11.3%, compared to the quarter ended March 31, 2025. The increase was due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Saela.
Operating Income
For the quarter ended March 31, 2026, operating income increased $2.8 million, or 2.0%, compared to the prior year.
As a percentage of revenue, operating income was 16.1%, a decrease of 120 basis points compared to the first quarter of 2025. Operating margin reduced mostly due to higher insurance and claims costs, higher selling and marketing costs, higher fleet costs, and higher employee expenses.
Interest Expense, Net
During the quarter ended March 31, 2026, interest expense, net increased $3.1 million compared to the prior year due to a higher average debt balance associated primarily with the issuance of our 2035 Senior Notes, as well as borrowings under our commercial paper program. We expect interest expense to be approximately $35 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program.
Other (Income) Expense, Net
During the quarter ended March 31, 2026, other (income) expense, net decreased $0.2 million primarily due to lower gains on non-operational asset sales.
Income Taxes
The Company’s effective tax rate was 21.3% in the first quarter of 2026 and 23.5% in the first quarter of 2025. The reduced rate is primarily due to increased benefits from stock-based compensation and the purchase of transferable federal income tax credits during the three months ended March 31, 2026. We expect our effective tax rate to be under 25% in 2026.

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
Management uses free cash flow conversion to demonstrate how much net income is converted into cash. Management believes that free cash flow is an important financial measure for use in evaluating the Company’s liquidity. Free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities as a measure of our liquidity. Additionally, the Company’s definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view free cash flow as a measure that provides supplemental information to our condensed consolidated statements of cash flows.
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

	Three Months Ended March 31,
			Variance
	2026	2025	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$906,424	$822,504	83,920	10.2
Revenues from acquisitions	(29,858)	—	(29,858)	3.6
Organic revenues	$876,566	$822,504	54,062	6.6

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$389,504	$356,313	33,191	9.3
Residential revenues from acquisitions	(18,145)	—	(18,145)	5.1
Residential organic revenues	$371,359	$356,313	15,046	4.2

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$311,726	$284,357	27,369	9.6
Commercial revenues from acquisitions	(5,371)	—	(5,371)	1.9
Commercial organic revenues	$306,355	$284,357	21,998	7.7

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$195,423	$172,130	23,293	13.5
Termite and ancillary revenues from acquisitions	(6,342)	—	(6,342)	3.7
Termite and ancillary organic revenues	$189,081	$172,130	16,951	9.8

Reconciliation of Franchise and Other Revenues to Organic Franchise and Other Revenues

Franchise and other revenues	$9,771	$9,704	67	0.7
Franchise and other revenues from acquisitions	—	—	—	—
Franchise and other organic revenues	$9,771	$9,704	67	0.7

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$145,486	$142,648
Acquisition-related expenses (1)	7,307	4,213
Adjusted operating income	$152,793	$146,861	5,932	4.0
Revenues	$906,424	$822,504
Operating margin	16.1%	17.3%
Adjusted operating margin	16.9%	17.9%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$107,838	$105,248
Acquisition-related expenses (1)	7,307	4,213
Gain on sale of assets, net (2)	(61)	(692)
Tax impact of adjustments (3)	(1,855)	(901)
Adjusted net income	$113,229	$107,868	5,361	5.0
EPS - basic and diluted	$0.22	$0.22
Acquisition-related expenses (1)	0.02	0.01
Gain on sale of assets, net (2)	—	—
Tax impact of adjustments (3)	—	—
Adjusted EPS - basic and diluted (4)	$0.24	$0.22	0.02	9.1
Weighted average shares outstanding – basic	481,385	484,414
Weighted average shares outstanding – diluted	481,398	484,434

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$107,838	$105,248
Depreciation and amortization	32,498	29,209
Interest expense, net	8,851	5,796
Provision for income taxes	29,260	32,296
EBITDA	$178,447	$172,549	5,898	3.4
Acquisition-related expenses (1)	1,083	—
Gain on sale of assets, net (2)	(61)	(692)
Adjusted EBITDA	$179,469	$171,857	7,612	4.4
Revenues	$906,424	$822,504	83,920
EBITDA margin	19.7%	21.0%
Incremental EBITDA margin			7.0%
Adjusted EBITDA margin	19.8%	20.9%
Adjusted incremental EBITDA margin			9.1%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$118,367	$146,892
Capital expenditures	(7,139)	(6,781)
Free cash flow	$111,228	$140,111	(28,883)	(20.6)
Free cash flow conversion	103.1%	133.1%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2026	2025
Reconciliation of SG&A to Adjusted SG&A

SG&A	$282,918	$250,513
Acquisition-related expenses (1)	1,083	—
Adjusted SG&A	$281,835	$250,513

Revenues	$906,424	$822,504
Adjusted SG&A as a % of revenues	31.1%	30.5%

	Period Ended March 31, 2026	Period Ended December 31, 2025
Reconciliation of Debt and Net Income to Leverage Ratio

Short-term debt (5)	$163,926	$123,683
Long-term debt (6)	500,000	500,000
Operating lease liabilities (7)	416,587	428,175
Cash adjustment (8)	(104,889)	(90,004)
Adjusted net debt	$975,624	$961,854

Net income	529,295	526,705
Depreciation and amortization	128,033	124,744
Interest expense, net	31,613	28,558
Provision for income taxes	171,185	174,221
Operating lease cost (9)	163,890	159,924
Stock-based compensation expense	41,730	39,707
Adjusted EBITDAR	$1,065,746	$1,053,859

Leverage ratio	0.9x	0.9x

(1) Consists of expenses resulting from the amortization of intangible assets and adjustments to the fair value of contingent consideration associated with the acquisitions of Fox Pest Control and Saela Pest Control. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired companies is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
(2) Consists of the gain or loss on the sale of non-operational assets.
(3) The tax effect of the adjustments is calculated using the applicable statutory tax rates for the respective periods.
(4) In some cases, the sum of the individual EPS amounts may not equal total adjusted EPS calculations due to rounding.
(5) The Company's short-term borrowings are presented under the short-term debt caption of our condensed consolidated statement of financial position, net of unamortized discounts.
(6) As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes. These borrowings are presented under the long-term debt caption of our condensed consolidated statement of financial position, net of unamortized discount and unamortized debt issuance costs. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
(7) Operating lease liabilities are presented under the operating lease liabilities - current and operating lease liabilities, less current portion captions of our condensed consolidated statement of financial position.
(8) Represents 90% of cash and cash equivalents per our condensed consolidated statement of financial position as of both periods presented.
(9) Operating lease cost excludes short-term lease cost associated with leases that have a duration of 12 months or less.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $116.5 million of total cash at March 31, 2026 is held at various banking institutions. As of March 31, 2026, approximately $56.9 million is held in cash by foreign subsidiaries and the remaining $59.6 million is held at domestic banks and also includes cash-in-transit.

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
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of March 31, 2026 and December 31, 2025, there were $163.9 million and $114.4 million of outstanding borrowings under the commercial paper program, respectively.
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
On May 6, 2025, we commenced an offer to exchange $500 million of the 2035 Senior Notes privately placed in February 2025 (“Initial Notes”) for the $500 million of the 2035 Senior Notes that have been registered under the Securities Act of 1933 (“Exchange Notes”). Approximately 99.7% of the $500 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes as of June 4, 2025, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights.
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
As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of March 31, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the three month periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$118,367	$146,892
Net cash used in investing activities	(24,567)	(32,567)
Net cash used in financing activities	(76,192)	(4,612)
Effect of exchange rate on cash	(1,069)	1,834
Net increase in cash and cash equivalents	$16,539	$111,547
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $118.4 million and $146.9 million for the three months ended March 31, 2026 and 2025, respectively. The $28.5 million, or 19.4%, decrease was driven primarily by the timing of approximately $39.5 million due to the timing of tax payments associated with our tax credit planning strategy, approximately $8.8 million due to the transition to semi-annual interest payments on our 2035 Senior Notes, as well as the the timing of cash receipts and cash payments to and from customers, vendors, and employees. Aside from the timing impacts of our federal income tax and interest, we continued to generate strong operating cash flows. We expect these timing differences to moderate as we go through the year, and we expect cash flow growth to improve in future quarters.
Cash Used in Investing Activities
The Company’s investing activities used $24.6 million and $32.6 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for acquisitions totaled $18.5 million for the three months ended March 31, 2026, compared to $27.2 million for the three months ended March 31, 2025. The Company invested $7.1 million in capital expenditures during the year, offset by $0.6 million in cash proceeds from the sale of assets, compared with $6.8 million of capital expenditures and $1.4 million in cash proceeds from asset sales in 2025. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash of $76.2 million was used in financing activities during the three months ended March 31, 2026, compared with $4.6 million during the three months ended March 31, 2025. A total of $87.8 million was paid in cash dividends ($0.1825 per share) during the three months ended March 31, 2026, compared to $79.9 million in cash dividends paid ($0.165 per share) during the three months ended March 31, 2025.
During the three months ended March 31, 2026, the Company received net proceeds of $49.5 million under its commercial paper program compared to net borrowings under its 2035 Senior Notes and Revolving Credit Facility of $95.2 million during 2025.
During the three months ended March 31, 2026, the Company paid $6.1 million of contingent consideration, compared to $1.2 million during the three months ended March 31, 2025. The Company withheld $22.4 million and $14.7 million of common stock for the three months ended March 31, 2026 and 2025, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. As of March 31, 2026, 11.4 million additional shares may be purchased under the share repurchase program.

ROLLINS, INC. AND SUBSIDIARIES
Active Shelf Registration
The Form S-3 shelf registration statement on file with the SEC registered $1.5 billion of the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance by the Company. The Company may offer and sell some or all of such securities from time to time or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3. The Company has not sold any securities in a primary offering as of the date of this Form 10-Q. Management is continually evaluating the Company's financial structure and the potential need or desirability of raising additional liquidity through the sale of debt or equity securities. The Form S-3 will expire in June 2026, and the Company expects to file a new registration statement prior to the expiration date.
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
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1.0 million (which does not exceed the lesser of $1.0 million or 1% of our current assets as of December 31, 2025) for purposes of determining whether disclosure of any such proceedings is required. Also, we will continue to disclose any environmental proceedings that we determine are otherwise material, regardless of the amount of potential monetary sanctions. Currently, there is no required disclosure.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our identified critical accounting estimates as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of our 2025 Form 10-K.

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
•expansion efforts and growth opportunities, including, but not limited, to anticipated organic growth and recent and future acquisitions and onboarding efforts with respect to such acquisitions;
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
•our belief that demand remains favorable, and we are well positioned to continue to deliver strong results in 2026;
•our belief that fuel costs will remain below 2% of revenues in 2026;
•our belief that our effective tax rate will be under 25% in 2026;
•our expectation that the timing of tax and interest payments will moderate and cash flow growth will improve in future quarters;
•our healthy pipeline for acquisitions;
•the preliminary nature of certain acquisition purchase price allocations, including the valuations of goodwill, customer contracts, and trademarks and tradenames, which remain provisional and are subject to adjustment during the measurement period;
•our belief that interest expense will be approximately $35 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program;
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
•our belief that no pending or threatened claim, proceeding, litigation, regulatory action or investigation, either alone or in the aggregate, including but not limited to claims filed under California's Private Attorneys General Act will have a material adverse effect on our financial position, results of operations or liquidity;
•our belief that the Consent Order entered into with the Federal Trade Commission restricting certain employment non-compete covenants will not have a material impact on the Company, including the outcome of the public comment period, compliance costs, and effects on workforce retention; and

ROLLINS, INC. AND SUBSIDIARIES
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements including, but not limited to, those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and may also be described from time to time in our future reports filed with the SEC.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2025 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2026.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As previously reported, the Federal Trade Commission (the "FTC") requested information regarding certain of the Company's practices related to post-employment restrictive covenants entered into with certain of the Company's employees. The Company has now resolved this inquiry by entering into a voluntary consent order (the "Consent Order") with the FTC restricting the Company from entering into certain employment non-compete restrictive covenants with certain of its employees or enforcing such restrictive covenants. This Consent Order will be subject to public comment prior to being finalized and binding on the Company. The Consent Order contains ongoing compliance requirements for the Company but is not expected to have a material impact on Rollins.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1.0 million (which does not exceed the lesser of $1.0 million or 1% of our current assets as of December 31, 2025) for purposes of determining whether disclosure of any such proceedings is required. Also, we will continue to disclose any environmental proceedings that we determine are otherwise material, regardless of the amount of potential monetary sanctions. Currently, there is no required disclosure.
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from January 1, 2026 to March 31, 2026.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
January 1 to 31, 2026	122,100	$63.12	—	11,415,625
February 1 to 28, 2026	237,391	$61.80	—	11,415,625
March 1 to 31, 2026	321	$52.46	—	11,415,625
Total	359,812		—
(1)Represents shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of March 31, 2026, the Company had a remaining authorization to repurchase 11.4 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Jerry E. Gahlhoff, Jr. Chief Executive Officer and President	February 13, 2026	November 13, 2026	30,000 shares of Company common stock	Sales to occur on or after May 15, 2026, if certain limit prices are met	If all 30,000 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 12, 2026	4.2
4.3	Indenture, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto from time to time and Regions Bank, as trustee.	8-K	February 24, 2025	4.1
4.4	Registration Rights Agreement, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto, BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	February 24, 2025	4.2
4.5	Form of Note for Rollins, Inc.’s 5.25% Senior Notes due 2035 (incorporated by reference from Exhibit 4.1 hereto).	8-K	February 24, 2025	4.3
4.6	First Supplemental Indenture, dated as of March 21, 2025, among Rollins, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee.	8-K	March 21, 2025	4.2
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: April 23, 2026	By:	/s/ Kenneth D. Krause
Kenneth D. Krause
Principal Financial Officer

Date: April 23, 2026	By:	/s/ William W. Harkins
William W. Harkins
Principal Accounting Officer