Form 10-Q
period 2026-06-30
ROLLINS INC
filed 2026-07-23
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
Yes ☐ No ☒
Rollins, Inc. had 481,145,404 shares of its $1 par value Common Stock outstanding as of July 13, 2026.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025
(in thousands except share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$109,085	$100,004
Trade receivables, net of allowance for expected credit losses of $21,002 and $23,528, respectively	238,989	202,518
Financed receivables, short-term, net of allowance for expected credit losses of $3,655 and $3,112, respectively	49,261	44,723
Materials and supplies	42,807	42,982
Other current assets	150,259	82,455
Total current assets	590,401	472,682
Equipment and property, net of accumulated depreciation of $251,921 and $237,815, respectively	126,689	126,187
Goodwill	1,449,382	1,374,664
Customer contracts, net	421,384	407,516
Trademarks & tradenames, net	173,247	166,779
Other intangible assets, net	6,901	8,089
Operating lease right-of-use assets	408,136	424,528
Financed receivables, long-term, net of allowance for expected credit losses of $9,321 and $7,922, respectively	118,181	110,057
Other assets	60,611	50,021
Total assets	$3,354,932	$3,140,523
LIABILITIES
Short-term debt	$215,918	$123,683
Accounts payable	79,759	44,361
Accrued insurance - current	48,706	44,123
Accrued compensation and related liabilities	132,197	128,259
Unearned revenues	196,468	187,670
Operating lease liabilities - current	138,677	137,410
Other current liabilities	126,376	120,019
Total current liabilities	938,101	785,525
Accrued insurance, less current portion	92,394	79,157
Operating lease liabilities, less current portion	273,601	290,765
Long-term debt	487,107	486,147
Other long-term accrued liabilities	134,132	124,608
Total liabilities	1,925,335	1,766,202
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 481,124,063 and 481,193,751 shares issued and outstanding, respectively	481,124	481,194
Additional paid in capital	180,952	179,406
Accumulated other comprehensive (loss) income	(27,442)	(25,194)
Retained earnings	794,963	738,915
Total stockholders’ equity	1,429,597	1,374,321
Total liabilities and stockholders’ equity	$3,354,932	$3,140,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Customer services	$1,078,576	$999,527	$1,985,000	$1,822,031
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	508,630	461,861	954,152	861,995
Sales, general and administrative	334,977	307,596	617,895	558,109
Depreciation and amortization	33,610	31,737	66,108	60,946
Total operating expenses	877,217	801,194	1,638,155	1,481,050
OPERATING INCOME	201,359	198,333	346,845	340,981
Interest expense, net	9,391	7,380	18,242	13,176
Other expense (income), net	2,214	(292)	1,751	(984)
CONSOLIDATED INCOME BEFORE INCOME TAXES	189,754	191,245	326,852	328,789
PROVISION FOR INCOME TAXES	45,844	49,756	75,104	82,052
NET INCOME	$143,910	$141,489	$251,748	$246,737
NET INCOME PER SHARE - BASIC AND DILUTED	$0.30	$0.29	$0.52	$0.51
Weighted average shares outstanding – basic	481,375	484,643	481,380	484,530
Weighted average shares outstanding – diluted	481,389	484,674	481,397	484,559
DIVIDENDS PAID PER SHARE	$0.1825	$0.1650	$0.3650	$0.3300
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$143,910	$141,489	$251,748	$246,737
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,276)	15,272	(2,387)	20,503
Pension settlement	—	—	—	493
Unrealized gain (loss) on available for sale securities	158	62	139	31
Other comprehensive (loss) income, net of tax	(1,118)	15,334	(2,248)	21,027
Comprehensive income	$142,792	$156,823	$249,500	$267,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2026	481,462	$481,462	$167,767	$(26,324)	$758,783	$1,381,688
Net income	—	—	—	—	143,910	143,910
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(1,276)	—	(1,276)
Unrealized gain on available for sale securities	—	—	—	158	—	158
Cash dividends	—	—	—	—	(88,091)	(88,091)
Stock compensation	53	53	13,631	—	—	13,684
Shares withheld for payment of employee taxes	(9)	(9)	(446)	—	—	(455)
Repurchase and retirement of common stock, including excise tax	(382)	(382)	—		(19,639)	(20,021)
Balance at June 30, 2026	481,124	$481,124	$180,952	$(27,442)	$794,963	$1,429,597

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at March 31, 2025	484,619	$484,619	$149,086	$(37,941)	$759,988	$1,355,752
Net income	—	—	—	—	141,489	141,489
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	15,272	—	15,272
Unrealized gain on available for sale securities	—	—	—	62	—	62
Cash dividends	—	—	—	—	(79,463)	(79,463)
Stock compensation	25	25	10,985	—	—	11,010
Shares withheld for payment of employee taxes	(4)	(4)	(247)	—	—	(251)
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	481,194	$481,194	$179,406	$(25,194)	$738,915	$1,374,321
Net income	—	—	—	—	251,748	251,748
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(2,387)	—	(2,387)
Unrealized gain on available for sale securities	—	—	—	139	—	139
Cash dividends	—	—	—	—	(176,061)	(176,061)
Stock compensation	679	679	23,984	—	—	24,663
Shares withheld for payment of employee taxes	(367)	(367)	(22,438)	—	—	(22,805)
Repurchase and retirement of common stock, including excise tax	(382)	(382)	—	—	(19,639)	(20,021)
Balance at June 30, 2026	481,124	$481,124	$180,952	$(27,442)	$794,963	$1,429,597

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	246,737	246,737
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	20,503	—	20,503
Pension settlement	—	—	—	493	—	493
Unrealized gain on available for sale securities	—	—	—	31	—	31
Cash dividends	—	—	—	—	(159,373)	(159,373)
Stock compensation	566	566	19,243	—	—	19,809
Shares withheld for payment of employee taxes	(298)	(298)	(14,624)	—	—	(14,922)
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$251,748	$246,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,108	60,946
Stock-based compensation expense	21,495	19,809
Provision for expected credit losses	17,359	16,461
Loss (gain) on sale of assets, net	2,135	(984)
Provision for deferred income taxes	2,053	12,470
Other operating activities, net	1,778	(1,223)
Changes in operating assets and liabilities:
Trade accounts receivable	(52,765)	(44,654)
Financing receivables	(12,412)	(12,927)
Materials and supplies	(252)	(2,086)
Other current assets	(67,288)	(18,062)
Accounts payable and accrued expenses	47,996	43,967
Unearned revenue	8,454	17,893
Other long-term assets and liabilities	4,464	(16,333)
Net cash provided by operating activities	290,873	322,014
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(135,255)	(253,578)
Capital expenditures	(13,568)	(13,857)
Proceeds from sale of assets	1,121	3,470
Other investing activities, net	1,493	874
Net cash used in investing activities	(146,209)	(263,091)
FINANCING ACTIVITIES
Payment of contingent consideration	(9,495)	(3,447)
Issuance of senior notes	—	492,215
Borrowings under revolving commitment	—	11,000
Borrowings under commercial paper, net	101,488	59,989
Repayments of revolving commitment	—	(408,000)
Payment of debt issuance costs	—	(5,986)
Payment of dividends	(175,941)	(159,373)
Cash paid for common stock purchased	(42,826)	(14,922)
Other financing activities, net	(7,948)	(46)
Net cash used in financing activities	(134,722)	(28,570)
Effect of exchange rate changes on cash	(861)	3,052
Net increase in cash and cash equivalents	9,081	33,405
Cash and cash equivalents at beginning of period	100,004	89,630
Cash and cash equivalents at end of period	$109,085	$123,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,729	$5,211
Cash paid for income taxes, net	$134,763	$85,017
Non-cash additions to operating lease right-of-use assets	$58,896	$70,534

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
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
NOTE 3.    ACQUISITIONS
Romex Pest Control Acquisition
On April 1, 2026, the Company acquired 100% of Romex Pest Control, LLC ("Romex") for $95.7 million. The Company funded this acquisition using cash on hand and borrowings under the commercial paper program.
The acquisition expanded the Rollins family of brands, and management believes the acquisition will drive long-term value given Romex's attractive financial profile and complementary end market exposure.
The Romex acquisition has been accounted for as a business combination, and Romex's results of operations are included in the Company's operations from the acquisition date. During the three months ended June 30, 2026, Romex contributed revenues and net earnings of $10.2 million and $0.8 million, respectively.
The valuation of the Romex acquisition was performed by a third party valuation specialist under management’s supervision. The preliminary values of identified assets acquired and liabilities assumed as of June 30, 2026 are summarized as follows:

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)	April 1, 2026
Cash	$1,412
Accounts receivable	806
Materials and supplies	345
Other current assets	276
Equipment and property	3,131
Goodwill	46,223
Customer contracts	38,600
Trademarks & tradenames	7,300
Operating lease right-of-use assets	851
Accounts payable	(117)
Accrued compensation and related liabilities	(608)
Other current liabilities	(1,364)
Operating lease liabilities	(851)
Unearned revenue	(287)
Assets acquired and liabilities assumed	$95,717

Included in the total consideration above are cash payments of $85.5 million made upon closing, contingent consideration valued at $5.2 million that is based on Romex's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $5.0 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three months ended June 30, 2026, we recognized a charge of $0.9 million related to adjustments to the fair value of contingent consideration resulting from the acquisition of Romex. This charge is reported in sales, general and administrative expenses on our condensed consolidated statement of income.
The acquired Romex customer contracts are estimated to have a remaining useful life of 9.5 years. The acquired trademarks and tradenames are expected to have an indefinite useful life. See Note 6, Goodwill and Intangible Assets, for further details.
Goodwill from this acquisition represents the excess of the purchase price over the fair value of net assets of the business acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized. The recognized goodwill is expected to be deductible for tax purposes.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Romex had occurred on January 1, 2025. This information presented below is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had actually occurred as of the beginning of such years or results which may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$1,078,576	$1,008,580	$1,993,521	$1,838,589
Net income	143,171	142,204	251,717	248,131

ROLLINS, INC. AND SUBSIDIARIES
The information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.
Other 2026 Acquisitions
The Company made eight other acquisitions during the six months ended June 30, 2026. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are summarized as follows:

(in thousands)	2026
Cash	$7
Accounts receivable	1,497
Materials and supplies	230
Equipment and property	1,616
Goodwill	28,599
Customer contracts	21,582
Trademarks & tradenames	1,016
Accrued compensation and related liabilities	(134)
Unearned revenue	(154)
Other assets and liabilities, net	2,069
Assets acquired and liabilities assumed	$56,328
Included in the total consideration of $56.3 million are acquisition holdback liabilities of $5.1 million.
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

ROLLINS, INC. AND SUBSIDIARIES

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

Included in the total consideration above were cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.7 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three and six months ended June 30, 2026, we recognized a charge of $0.5 million and $1.5 million, respectively, related to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. This charge is reported in sales, general and administrative expenses on our condensed consolidated statement of income.
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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Revenues	$999,527	$1,850,939
Net income	140,628	253,371
The information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.

ROLLINS, INC. AND SUBSIDIARIES
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$1,002,793	$927,682	$1,842,667	$1,691,251
Other countries	75,783	71,845	142,333	130,780
Total revenues	$1,078,576	$999,527	$1,985,000	$1,822,031
Revenue from external customers, classified by significant service offering, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Residential revenues	$485,845	$455,665	$875,349	$811,978
Commercial revenues	347,913	320,490	659,639	604,847
Termite and ancillary revenues	234,151	211,855	429,574	383,985
Franchise revenues	4,528	3,908	8,181	7,678
Other revenues	6,139	7,609	12,257	13,543
Total revenues	$1,078,576	$999,527	$1,985,000	$1,822,031
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized as revenues in the three months ended June 30, 2026 and 2025 was $75.7 million and $68.9 million, respectively. Unearned revenue recognized in the six months ended June 30, 2026 and 2025 was $148.9 million and $135.9 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$243,118	$233,365	$232,986	$223,872
Deferral of unearned revenue	81,842	78,975	165,108	155,481
Recognition of unearned revenue	(75,717)	(68,881)	(148,851)	(135,894)
Ending balance	$249,243	$243,459	$249,243	$243,459
As of June 30, 2026 and December 31, 2025, the Company had long-term unearned revenue of $52.8 million and $45.3 million, respectively, recorded in other long-term accrued liabilities on our condensed consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. During the three and six months ended June 30, 2026, we recognized approximately $46.9 million and $93.8 million of revenue that was included in the balance of unearned revenue at December 31, 2025. During the three and six months ended June 30, 2025, we recognized approximately $45.2 million and $90.4 million of revenue that was included in the balance of unearned revenue at December 31, 2024. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2036.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of June 30, 2026, we have $53.9 million of unamortized capitalized costs to obtain a contract, of which $39.2 million is recorded within other current assets and $14.7 million is recorded within other assets on our condensed consolidated statements of financial position. As of December 31, 2025, we had $39.1 million of unamortized capitalized costs to obtain a contract, of

ROLLINS, INC. AND SUBSIDIARIES
which $28.9 million was recorded within other current assets and $10.2 million was recorded within other assets on our condensed consolidated statements of financial position. Amortization of capitalized costs is recorded within sales, general and administrative expense on our condensed consolidated statements of income. During the three and six months ended June 30, 2026, we recorded approximately $10.5 million and $20.0 million in amortization of capitalized costs, respectively. During the three and six months ended June 30, 2025, we recorded approximately $7.9 million and $15.0 million in amortization of capitalized costs, respectively.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest on these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and six months ended June 30, 2026 and 2025.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2025	$23,528	$11,034	$34,562
Provision for expected credit losses	5,071	2,751	7,822
Write-offs charged against the allowance	(8,127)	(2,321)	(10,448)
Recoveries collected	1,536	184	1,720
Balance at March 31, 2026	$22,008	$11,648	$33,656
Provision for expected credit losses	6,621	2,916	9,537
Write-offs charged against the allowance	(9,206)	(1,714)	(10,920)
Recoveries collected	1,579	126	1,705
Balance at June 30, 2026	$21,002	$12,976	$33,978

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815
Provision for expected credit losses	3,031	2,700	5,731
Write-offs charged against the allowance	(5,057)	(2,339)	(7,396)
Recoveries collected	1,209	286	1,495
Balance at June 30, 2025	$22,882	$9,763	$32,645
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the six months ended June 30, 2026:

(in thousands)
Balance at December 31, 2025	$1,374,664
Additions	74,822
Measurement period adjustments	807
Adjustments due to currency translation and other	(911)
Balance at June 30, 2026	$1,449,382
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$780,500	$(359,116)	$421,384	$741,568	$(334,052)	$407,516	3-20
Trademarks and tradenames	27,083	(18,163)	8,920	26,136	(16,388)	9,748	7-20
Other intangible assets	28,165	(21,264)	6,901	28,240	(20,151)	8,089	3-20
Total amortizable intangible assets	$835,748	$(398,543)	$437,205	$795,944	$(370,591)	$425,353

Indefinite-lived intangible assets			164,327			157,031
Total intangible assets, excluding goodwill			$601,532			$582,384
Amortization expense related to intangible assets was $24.9 million and $22.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $48.7 million and $43.7 million for the six months ended June 30, 2026 and 2025, respectively. Amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of June 30, 2026 are as follows:

(in thousands)
2026 (excluding the six months ended June 30, 2026)	$48,737
2027	93,660
2028	85,191
2029	70,715
2030	49,263
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

(in thousands)	June 30, 2026	December 31, 2025
Outstanding borrowings (1)	$215,918	$114,430
Weighted average annual interest rate	3.97%	3.94%
Weighted average remaining term	4.4 days	6.3 days
(1) Outstanding commercial paper borrowings are net of unamortized discount and are presented under the short-term debt caption of our condensed consolidated statements of financial position.
Bank Overdrafts
As of June 30, 2026, we had no bank overdrafts. As of December 31, 2025, we had $9.3 million of bank overdrafts.
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	June 30, 2026	December 31, 2025
2035 Senior Notes	$500,000	$500,000
Revolving Credit Facility	—	—
Total long-term debt	$500,000	$500,000

Less: unamortized debt discount	(6,736)	(7,125)
Less: unamortized debt issuance costs	(6,157)	(6,728)

Total long-term debt, net	$487,107	$486,147

ROLLINS, INC. AND SUBSIDIARIES
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
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of June 30, 2026.
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
The effective interest rate of our 2035 Senior Notes was 5.6% as of June 30, 2026.
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

ROLLINS, INC. AND SUBSIDIARIES
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of June 30, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
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
As of June 30, 2026 and December 31, 2025, we had investments in international bonds of $4.7 million and $6.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our condensed consolidated statements of financial position. The unrealized gain or loss activity during the three and six months ended June 30, 2026 and 2025 was not significant.

ROLLINS, INC. AND SUBSIDIARIES
Contingent Consideration
As of June 30, 2026 and December 31, 2025, the Company had $44.9 million and $37.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. Holdback and earnout liabilities are considered Level 3 liabilities under the fair value hierarchy. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s condensed consolidated statements of financial position. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$34,018	$25,005	$37,077	$21,008
New acquisitions and measurement adjustments	13,306	16,977	15,853	21,707
Payouts	(3,391)	(2,254)	(9,495)	(3,447)
Interest and fair value adjustments	1,431	1,177	1,714	1,197
Charge offset, forfeit and other	(443)	(690)	(228)	(250)
Ending balance	$44,921	$40,215	$44,921	$40,215
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
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	June 30, 2026		December 31, 2025
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$497,050	$487,107	$512,160	$486,147
NOTE 9.    CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, inquiries, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing and pest control regulatory authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended June 30, 2026, the Company paid $88.1 million, or $0.1825 per share, in cash and stock dividends compared to $79.5 million, or $0.165 per share, during the same period in 2025. During the six months ended June 30, 2026, the Company paid $176.1 million, or $0.3650 per share, in cash and stock dividends compared to $159.4 million, or $0.330 per share, during the same period in 2025.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld $0.5 million and $0.3 million in connection with employee tax obligations during the three month periods ended June 30, 2026 and 2025, respectively. The Company withheld $22.8 million and $14.9 million in connection with employee tax obligations during the six month periods ended June 30, 2026 and 2025, respectively.
Share Repurchases
During the three months ended June 30, 2026, the Company paid $20.0 million in open market share repurchases. The Company did not repurchase shares on the open market in 2025.
As we repurchase our common stock, we reduce common stock for par value of the shares repurchased, with the excess of the purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.
Stock Compensation
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$10,673	$11,010	$21,495	$19,809
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted-average outstanding common shares	479,998	482,868	479,932	482,725
Add participating securities:
Weighted-average time-lapse restricted awards	1,377	1,775	1,448	1,805
Total weighted-average shares outstanding – basic	481,375	484,643	481,380	484,530
Dilutive effect of restricted stock units and PSUs	14	31	17	29
Weighted-average shares outstanding – diluted	481,389	484,674	481,397	484,559
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $45.8 million and $49.8 million for the three months ended June 30, 2026 and 2025, and $75.1 million and $82.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Company’s effective tax rate decreased to 24.2% in the second quarter of 2026 compared with 26.0% in the second quarter of 2025. During the six months ended June 30, 2026, the Company's effective tax rate decreased to 23.0% compared to 25.0% in the six months ended June 30, 2025. The reduced rate for both periods was primarily due to the purchase of transferable federal income tax credits during the three and six months ended June 30, 2026.
Cash paid for taxes, net of refunds, during the six months ended June 30, 2026 was $134.8 million, inclusive of cash paid to taxing authorities and third parties for purchases of investment tax credits.
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

ROLLINS, INC. AND SUBSIDIARIES
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$1,078,576	$999,527	$1,985,000	$1,822,031

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	328,787	298,354	618,509	560,077
Materials and supplies	66,339	59,500	119,556	107,991
Insurance and claims	21,932	20,734	43,079	37,258
Fleet expenses	46,959	41,834	89,131	78,691
Other cost of services provided (1)	44,613	41,439	83,877	77,978
Total cost of services provided (exclusive of depreciation and amortization below)	$508,630	$461,861	$954,152	$861,995

Sales, general and administrative:
Selling and marketing expenses	151,967	140,177	263,966	238,428
Administrative employee expenses	95,733	89,303	185,482	170,783
Insurance and claims	13,239	12,939	25,822	22,943
Fleet expenses	11,775	10,443	22,037	19,846
Other sales, general and administrative (2)	62,263	54,734	120,588	106,109
Total sales, general and administrative	$334,977	$307,596	$617,895	$558,109

Depreciation and amortization	33,610	31,737	66,108	60,946
Interest expense, net	9,391	7,380	18,242	13,176
Other expense (income), net	2,214	(292)	1,751	(984)
Income tax expense	45,844	49,756	75,104	82,052
Net income	$143,910	$141,489	$251,748	$246,737

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

Geographic Information

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

(in thousands)	June 30, 2026	December 31, 2025
United States	$487,117	$504,593
International	47,708	46,122

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Quarterly Dividend
On July 21, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.1825 per share payable on September 10, 2026 to shareholders of record at the close of business on August 10, 2026.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended June 30, 2026:
•Second quarter revenues were $1.1 billion, an increase of 7.9% over the second quarter of 2025 with organic revenues* increasing 5.7%. This represents our 99th consecutive quarter of revenue growth.
•Quarterly operating income was $201.4 million, an increase of 1.5% over the second quarter of 2025. Quarterly operating margin was 18.7%, a decrease of 110 basis points versus the second quarter of 2025. Adjusted operating income* was $209.9 million, an increase of 2.0% over the prior year. Adjusted operating margin* was 19.5%, a decrease of 110 basis points compared to the prior year.
•Quarterly net income was $143.9 million, an increase of 1.7% over the prior year. Adjusted net income* was $151.9 million, an increase of 3.4% over the prior year.
•Adjusted EBITDA* was $236.3 million, an increase of 2.2% over the prior year. Adjusted EBITDA margin* was 21.9%, a decrease of 120 basis points versus the second quarter of 2025.
•Quarterly EPS was $0.30 per diluted share, a 3.4% increase over the prior year EPS of $0.29. Adjusted EPS* was $0.32 per diluted share, an increase of 6.7% over the prior year.
•Operating cash flow was $172.5 million for the quarter, a decrease of 1.5% compared to the prior year. Free cash flow* was $166 million for the quarter, a decrease of 1.2% compared to the prior year. Cash flow was negatively impacted due to the timing of tax payments associated with our tax credit planning strategy. The Company invested $116.8 million in acquisitions, $6.4 million in capital expenditures, and paid dividends totaling $88.1 million.
Our reported results for the second quarter fell short of our expectations. Organic revenue* growth in the quarter was negatively impacted by slower growth in parts of our residential service offering due to a decline in lead volume. Specifically, those of our brands that are more reliant on consumer-initiated demand through search, digital media and inbound calls experienced a more challenging demand environment. Encouragingly, other areas of our business that leverage relationship-based channels, such as home builders and door-to-door sales, delivered solid organic revenue* growth in the quarter, reinforcing the importance of our diversified, multi-brand approach. Although we remain cautious regarding near-term demand trends, lead volume improved toward the end of June and has maintained this momentum through the first few weeks of July.
We are focused on execution, accountability, and consistent improvement. We have implemented organizational and operational changes to improve local execution, strengthen accountability, and better align resources with current demand conditions, while continuing to invest in areas that will drive long-term growth.
Given our first half results and visibility into near-term operating conditions, we are updating our full-year outlook. We expect to report at least 6% organic revenue* growth, 2% to 3% inorganic revenue* growth, adjusted incremental EBITDA margin* of at least 10%, and free cash flow conversion* of greater than 100% in 2026. We believe the medium-term financial outlook and opportunities outlined at our Investor & Analyst Conference in May remain ahead of us and we maintain conviction in our ability to achieve those financial targets over time.
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

ROLLINS, INC. AND SUBSIDIARIES
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
RESULTS OF OPERATIONS
Quarter ended June 30, 2026 compared to quarter ended June 30, 2025

	Three Months Ended June 30,
			Variance
(in thousands, except per share data)	2026	2025	$	%
GAAP Metrics
Revenues	$1,078,576	$999,527	$79,049	7.9%
Gross profit (1)	$569,946	$537,666	$32,280	6.0%
Gross profit margin (1)	52.8%	53.8%		(100) bps
Operating income	$201,359	$198,333	$3,026	1.5%
Operating margin	18.7%	19.8%		(110) bps
Net income	$143,910	$141,489	$2,421	1.7%
EPS	$0.30	$0.29	$0.01	3.4%
Operating cash flow	$172,506	$175,122	$(2,616)	(1.5)%

Non-GAAP Metrics
Adjusted operating income (2)	$209,939	$205,900	$4,039	2.0%
Adjusted operating margin (2)	19.5%	20.6%		(110) bps
Adjusted net income (2)	$151,927	$146,902	$5,025	3.4%
Adjusted EPS (2)	$0.32	$0.30	$0.02	6.7%
Adjusted EBITDA (2)	$236,292	$231,152	$5,140	2.2%
Adjusted EBITDA margin (2)	21.9%	23.1%		(120) bps
Free cash flow (2)	$166,077	$168,046	$(1,969)	(1.2)%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$1,078,576	100.0%	$999,527	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	328,787	30.5%	298,354	29.8%
Materials and supplies	66,339	6.2%	59,500	6.0%
Insurance and claims	21,932	2.0%	20,734	2.1%
Fleet expenses	46,959	4.4%	41,834	4.2%
Other cost of services provided (1)	44,613	4.1%	41,439	4.1%
Total cost of services provided (exclusive of depreciation and amortization below)	$508,630	47.2%	$461,861	46.2%

Sales, general and administrative:
Selling and marketing expenses	151,967	14.1%	140,177	14.0%
Administrative employee expenses	95,733	8.9%	89,303	8.9%
Insurance and claims	13,239	1.2%	12,939	1.3%
Fleet expenses	11,775	1.1%	10,443	1.0%
Other sales, general and administrative (2)	62,263	5.8%	54,734	5.5%
Total sales, general and administrative	$334,977	31.1%	$307,596	30.8%

Depreciation and amortization	33,610	3.1%	31,737	3.2%
Interest expense, net	9,391	0.9%	7,380	0.7%
Other (income) expense, net	2,214	0.2%	(292)	—%
Income tax expense	45,844	4.3%	49,756	5.0%
Net income	$143,910	13.3%	$141,489	14.2%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the three months ended June 30, 2026 and June 30, 2025, respectively:
Revenues for the quarter ended June 30, 2026 were $1.1 billion, an increase of $79.0 million, or 7.9%, from 2025 revenues of $999.5 million. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 5.7% with acquisitions adding 2.2% in the quarter. Residential pest control revenue increased 6.6%, commercial pest control revenue increased 8.6% and termite and ancillary services grew 10.5% including both organic and acquisition-related growth in each area. Organic revenue* growth was 3.6% in residential, 7.2% in commercial, and 8.9% in termite and ancillary activity. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended June 30, 2026 and June 30, 2025.
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

	Consolidated Net Revenues
(in thousands)	2026	2025	2024
First quarter	$906,424	$822,504	$748,349
Second quarter	1,078,576	999,527	891,920
Third quarter	—	1,026,106	916,270
Fourth quarter	—	912,913	832,169
Year to date	$1,985,000	$3,761,050	$3,388,708
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended June 30, 2026 was $569.9 million, an increase of $32.3 million, or 6.0%, compared to $537.7 million for the quarter ended June 30, 2025.
Gross margin decreased 100 basis points to 52.8% in 2026 compared to 53.8% in 2025. The decrease is primarily due to 70 basis points of higher employee expenses, including higher employee medical costs and service salaries, 20 basis points of higher materials and supplies, and 20 basis points of higher fleet expenses associated with higher fuel costs. This was partially offset by 10 basis points of leverage in insurance and claims costs.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended June 30, 2026, sales, general and administrative ("SG&A") expenses were $335.0 million, an increase of $27.4 million, or 8.9%, compared to the quarter ended June 30, 2025.
As a percentage of revenue, SG&A increased 30 basis points to 31.1% from 30.8% in the prior year, primarily due to 10 basis points of higher selling and marketing costs and 10 basis points of higher fleet expenses associated with higher fuel costs. The remaining increase was driven by other SG&A costs.
Depreciation and Amortization
For the quarter ended June 30, 2026, depreciation and amortization increased $1.9 million, or 5.9%, compared to the quarter ended June 30, 2025. The increase was due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Romex.
Operating Income
For the quarter ended June 30, 2026, operating income increased $3.0 million, or 1.5%, compared to the prior year.
As a percentage of revenue, operating income was 18.7%, a decrease of 110 basis points compared to the second quarter of 2025. Operating margin decreased mostly due to higher employee expenses, higher materials and supplies, higher fleet expenses, and other SG&A expenses.
Interest Expense, Net
During the quarter ended June 30, 2026, interest expense, net increased $2.0 million compared to the prior year primarily due to a higher average debt balance associated with higher borrowings under our commercial paper program.
Other (Income) Expense, Net
During the quarter ended June 30, 2026, other (income) expense, net decreased $2.5 million primarily due to higher losses on non-operational asset sales and disposals.
Income Taxes
The Company’s effective tax rate was 24.2% in the second quarter of 2026 and 26.0% in the second quarter of 2025. The reduced rate is primarily due to the purchase of transferable federal income tax credits during the three months ended June 30, 2026.

ROLLINS, INC. AND SUBSIDIARIES
Six months ended June 30, 2026 compared to six months ended June 30, 2025

	Six Months Ended June 30,
			Variance
(in thousands, except per share data)	2026	2025	$	%
GAAP Metrics
Revenues	$1,985,000	$1,822,031	$162,969	8.9%
Gross profit (1)	$1,030,848	$960,036	$70,812	7.4%
Gross profit margin (1)	51.9%	52.7%		(80)	bps
Operating income	$346,845	$340,981	$5,864	1.7%
Operating margin	17.5%	18.7%		(120)	bps
Net income	$251,748	$246,737	$5,011	2.0%
EPS	$0.52	$0.51	$0.01	2.0%
Operating cash flow	$290,873	$322,014	$(31,141)	(9.7)%

Non-GAAP Metrics
Adjusted operating income (2)	$362,732	$352,769	$9,963	2.8%
Adjusted operating margin (2)	18.3%	19.4%		(110)	bps
Adjusted net income (2)	$265,156	$254,775	$10,381	4.1%
Adjusted EPS (2)	$0.55	$0.53	$0.02	3.8%
Adjusted EBITDA (2)	$415,761	$403,009	$12,752	3.2%
Adjusted EBITDA margin (2)	20.9%	22.1%		(120)	bps
Free cash flow (2)	$277,305	$308,157	$(30,852)	(10.0)%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$1,985,000	100.0%	$1,822,031	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	618,509	31.2%	560,077	30.7%
Materials and supplies	119,556	6.0%	107,991	5.9%
Insurance and claims	43,079	2.2%	37,258	2.0%
Fleet expenses	89,131	4.5%	78,691	4.3%
Other cost of services provided (1)	83,877	4.2%	77,978	4.3%
Total cost of services provided (exclusive of depreciation and amortization below)	$954,152	48.1%	$861,995	47.3%

Sales, general and administrative:
Selling and marketing expenses	263,966	13.3%	238,428	13.1%
Administrative employee expenses	185,482	9.3%	170,783	9.4%
Insurance and claims	25,822	1.3%	22,943	1.3%
Fleet expenses	22,037	1.1%	19,846	1.1%
Other sales, general and administrative (2)	120,588	6.1%	106,109	5.8%
Total sales, general and administrative	$617,895	31.1%	$558,109	30.6%

Depreciation and amortization	66,108	3.3%	60,946	3.3%
Interest expense, net	18,242	0.9%	13,176	0.7%
Other (income) expense, net	1,751	0.1%	(984)	(0.1)%
Income tax expense	75,104	3.8%	82,052	4.5%
Net income	$251,748	12.7%	$246,737	13.5%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the six months ended June 30, 2026 and June 30, 2025, respectively:
Revenues for the six months ended June 30, 2026 were $2.0 billion, an increase of $163.0 million, or 8.9%, from 2025 revenues of $1.8 billion. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 6.1% with acquisitions adding 2.8% in the six months ended June 30, 2026. Residential pest control revenue increased 7.8%, commercial pest control revenue increased 9.1% and termite and ancillary services grew 11.9%, including both organic and acquisition-related growth in each area. Organic revenue* growth was 3.9% in residential, 7.4% in commercial, and 9.3% in termite and ancillary. The Company’s foreign operations accounted for approximately 7% of total revenues for the six months ended June 30, 2026 and June 30, 2025.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the six months ended June 30, 2026 was $1.0 billion, an increase of $70.8 million, or 7.4%, compared to $960.0 million for the six months ended June 30, 2025.
Gross margin decreased to 51.9% in 2026 versus 52.7% in 2025. The decrease is primarily due to 50 basis points of higher employee expenses, including medical costs and service salaries, 20 basis points of higher insurance and claims costs, 20 basis points of higher fleet expenses primarily associated with higher fuel costs, and 10 basis points of higher materials and supplies costs. This was partially offset by lower other expenses.
Fuel costs represent less than 2% of revenues and we expect these costs to remain below 2% for the year.
Sales, General and Administrative
For the six months ended June 30, 2026, SG&A expenses increased $59.8 million, or 10.7%, compared to the six months ended June 30, 2025.
As a percentage of revenue, SG&A expenses increased 50 basis points to 31.1% from 30.6% in the prior year. This is primarily due to 20 basis points of higher selling and marketing costs associated with continued investments in growth initiatives and higher other SG&A expenses, partially offset by lower administrative employee costs.

ROLLINS, INC. AND SUBSIDIARIES
Depreciation and Amortization
For the six months ended June 30, 2026, depreciation and amortization increased $5.2 million, or 8.5%, compared to the six months ended June 30, 2025. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisitions of Saela and Romex.
Operating Income
For the six months ended June 30, 2026, operating income increased $5.9 million, or 1.7%, compared to the six months ended June 30, 2025.
As a percentage of revenue, operating income decreased 120 basis points to 17.5% from 18.7% in the prior year. Operating margin decreased mostly due to higher employee expenses, higher insurance and claims costs, higher fleet expenses, and higher other operating expenses.
Interest Expense, Net
For the six months ended June 30, 2026, interest expense, net increased $5.1 million, compared to the six months ended June 30, 2025, primarily due to a higher average debt balance associated with higher borrowings under our commercial paper program.
We expect interest expense to be approximately $40 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program.
Other (Income) Expense, Net
During the six months ended June 30, 2026, other income decreased $2.7 million compared to the six months ended June 30, 2025, primarily due to higher losses on non-operational asset sales and disposals.
Income Taxes
During the six months ended June 30, 2026, the Company’s effective tax rate decreased to 23.0% compared to 25.0% in 2025. The reduced rate is primarily due to the purchase of transferable federal income tax credits during the six months ended June 30, 2026.
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
Adjusted operating income and adjusted operating margin
Adjusted operating income and adjusted operating margin are calculated by adding back to operating income those expenses associated with the amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control. Adjusted operating margin is calculated as adjusted operating income divided by revenues. Management uses adjusted operating income and adjusted operating margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.
Adjusted net income and adjusted EPS
Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measures amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control, excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses, and by further subtracting the tax impact of those expenses, gains, or losses. Management uses adjusted net income and adjusted EPS as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.

EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, incremental EBITDA margin and adjusted incremental EBITDA margin
EBITDA is calculated by adding back to net income depreciation and amortization, interest expense, net, and provision for income taxes. EBITDA margin is calculated as EBITDA divided by revenues. Adjusted EBITDA and adjusted EBITDA margin are calculated by further adding back those expenses associated with the adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control, and excluding gains and losses on the sale of non-operational assets and gains on the sale of businesses. Management uses EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance because these measures allow the Company to compare performance consistently over various periods. Incremental EBITDA margin is calculated as the change in EBITDA divided by the change in revenue. Management uses incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods. Adjusted incremental EBITDA margin is calculated as the change in adjusted EBITDA divided by the change in revenue. Management uses adjusted incremental EBITDA margin as a measure of operating performance because this measure allows the Company to compare performance consistently over various periods.

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
Adjusted sales, general, and administrative ("SG&A")
Adjusted SG&A is calculated by removing the adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control. Management uses adjusted SG&A to compare SG&A expenses consistently over various periods.
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

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$1,078,576	$999,527	79,049	7.9	$1,985,000	$1,822,031	162,969	8.9
Revenues from acquisitions	(21,817)	—	(21,817)	2.2	(51,675)	—	(51,675)	2.8
Organic revenues	$1,056,759	$999,527	57,232	5.7	$1,933,325	$1,822,031	111,294	6.1

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$485,845	$455,665	30,180	6.6	$875,349	$811,978	63,371	7.8
Residential revenues from acquisitions	(13,950)	—	(13,950)	3.0	(32,095)	—	(32,095)	3.9
Residential organic revenues	$471,895	$455,665	16,230	3.6	$843,254	$811,978	31,276	3.9

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$347,913	$320,490	27,423	8.6	$659,639	$604,847	54,792	9.1
Commercial revenues from acquisitions	(4,467)	—	(4,467)	1.4	(9,838)	—	(9,838)	1.7
Commercial organic revenues	$343,446	$320,490	22,956	7.2	$649,801	$604,847	44,954	7.4

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$234,151	$211,855	22,296	10.5	$429,574	$383,985	45,589	11.9
Termite and ancillary revenues from acquisitions	(3,400)	—	(3,400)	1.6	(9,742)	—	(9,742)	2.6
Termite and ancillary organic revenues	$230,751	$211,855	18,896	8.9	$419,832	$383,985	35,847	9.3

Reconciliation of Franchise and Other Revenues to Organic Franchise and Other Revenues

Franchise and other revenues	$10,667	$11,517	(850)	(7.4)	$20,438	$21,221	(783)	(3.7)
Franchise and other revenues from acquisitions	—	—	—	—	—	—	—	—
Franchise and other organic revenues	$10,667	$11,517	(850)	(7.4)	$20,438	$21,221	(783)	(3.7)

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$201,359	$198,333			$346,845	$340,981
Acquisition-related expenses (1)	8,580	7,567			15,887	11,788
Adjusted operating income	$209,939	$205,900	4,039	2.0	$362,732	$352,769	9,963	2.8
Revenues	$1,078,576	$999,527			$1,985,000	$1,822,031
Operating margin	18.7%	19.8%			17.5%	18.7%
Adjusted operating margin	19.5%	20.6%			18.3%	19.4%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$143,910	$141,489			$251,748	$246,737
Acquisition-related expenses (1)	8,580	7,567			15,887	11,788
Loss (gain) on sale of assets, net (2)	2,196	(292)			2,135	(984)
Tax impact of adjustments (3)	(2,759)	(1,862)			(4,614)	(2,766)
Adjusted net income	$151,927	$146,902	5,025	3.4	$265,156	$254,775	10,381	4.1
EPS - basic and diluted	$0.30	$0.29			$0.52	$0.51
Acquisition-related expenses (1)	0.02	0.02			0.03	0.02
Loss (gain) on sale of assets, net (2)	—	—			—	—
Tax impact of adjustments (3)	(0.01)	—			(0.01)	(0.01)
Adjusted EPS - basic and diluted (4)	$0.32	$0.30	0.02	6.7	$0.55	$0.53	0.02	3.8
Weighted average shares outstanding – basic	481,375	484,643			481,380	484,530
Weighted average shares outstanding – diluted	481,389	484,674			481,397	484,559

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$143,910	$141,489			$251,748	$246,737
Depreciation and amortization	33,610	31,737			66,108	60,946
Interest expense, net	9,391	7,380			18,242	13,176
Provision for income taxes	45,844	49,756			75,104	82,052
EBITDA	$232,755	$230,362	2,393	1.0	$411,202	$402,911	8,291	2.1
Acquisition-related expenses (1)	1,341	1,082			2,424	1,082
Loss (gain) on sale of assets, net (2)	2,196	(292)			2,135	(984)
Adjusted EBITDA	$236,292	$231,152	5,140	2.2	$415,761	$403,009	12,752	3.2
Revenues	$1,078,576	$999,527	79,049		$1,985,000	$1,822,031	162,969
EBITDA margin	21.6%	23.0%			20.7%	22.1%
Incremental EBITDA margin			3.0%				5.1%
Adjusted EBITDA margin	21.9%	23.1%			20.9%	22.1%
Adjusted incremental EBITDA margin			6.5%				7.8%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$172,506	$175,122			$290,873	$322,014
Capital expenditures	(6,429)	(7,076)			(13,568)	(13,857)
Free cash flow	$166,077	$168,046	(1,969)	(1.2)	$277,305	$308,157	(30,852)	(10.0)
Free cash flow conversion	115.4%	118.8%			110.2%	124.9%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of SG&A to Adjusted SG&A

SG&A	$334,977	$307,596	$617,895	$558,109
Acquisition-related expenses (1)	1,341	1,082	2,424	1,082
Adjusted SG&A	$333,636	$306,514	$615,471	$557,027

Revenues	$1,078,576	$999,527	$1,985,000	$1,822,031
Adjusted SG&A as a % of revenues	30.9%	30.7%	31.0%	30.6%

	Period Ended June 30, 2026	Period Ended December 31, 2025
Reconciliation of Debt and Net Income to Leverage Ratio

Short-term debt (5)	$215,918	$123,683
Long-term debt (6)	500,000	500,000
Operating lease liabilities (7)	412,278	428,175
Cash adjustment (8)	(98,177)	(90,004)
Adjusted net debt	$1,030,019	$961,854

Net income	531,716	526,705
Depreciation and amortization	129,906	124,744
Interest expense, net	33,624	28,558
Provision for income taxes	167,273	174,221
Operating lease cost (9)	167,888	159,924
Stock-based compensation expense	41,393	39,707
Adjusted EBITDAR	$1,071,800	$1,053,859

Leverage ratio	1.0x	0.9x

(1) Consists of expenses resulting from the amortization of intangible assets and adjustments to the fair value of contingent consideration associated with the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control. While we exclude such expenses in this non-GAAP measure, the revenue from the acquired companies is reflected in this non-GAAP measure and the acquired assets contribute to revenue generation.
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
(6) As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes. These borrowings are presented under the long-term debt caption of our condensed consolidated statement of financial position, net of unamortized discount and unamortized debt issuance costs. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $109.1 million of total cash at June 30, 2026 is held at various banking institutions. As of June 30, 2026, approximately $46.2 million is held in cash by foreign subsidiaries and the remaining $62.9 million is held at domestic banks and also includes cash-in-transit.

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
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of June 30, 2026 and December 31, 2025, there were $215.9 million and $114.4 million of outstanding borrowings under the commercial paper program, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of June 30, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the six month periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$290,873	$322,014
Net cash used in investing activities	(146,209)	(263,091)
Net cash used in financing activities	(134,722)	(28,570)
Effect of exchange rate on cash	(861)	3,052
Net increase in cash and cash equivalents	$9,081	$33,405
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $290.9 million and $322.0 million for the six months ended June 30, 2026 and 2025, respectively. The $31.1 million, or 9.7%, decrease was driven primarily by an increase of approximately $49.7 million in net income tax payments associated with our tax credit planning strategy as well as the timing of cash receipts and cash payments to and from customers, vendors, and employees. Aside from the timing impact of our federal income tax payments, we continued to generate strong operating cash flows. We expect these timing differences to moderate as we go through the year, resulting in a neutral impact on our full-year operating cash flow growth.
Cash Used in Investing Activities
The Company’s investing activities used $146.2 million and $263.1 million for the six months ended June 30, 2026 and 2025, respectively. Cash paid for acquisitions totaled $135.3 million for the six months ended June 30, 2026, compared to $253.6 million for the six months ended June 30, 2025. The Company invested $13.6 million in capital expenditures during the six months ended June 30, 2026, offset by $1.1 million in cash proceeds from the sale of assets, compared with $13.9 million of capital expenditures and $3.5 million in cash proceeds from asset sales in 2025. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash of $134.7 million was used in financing activities during the six months ended June 30, 2026, compared with $28.6 million during the six months ended June 30, 2025. A total of $175.9 million was paid in cash dividends ($0.3650 per share) during the six months ended June 30, 2026, compared to $159.4 million in cash dividends paid ($0.330 per share) during the six months ended June 30, 2025.
During the six months ended June 30, 2026, the Company received net borrowings of $101.5 million under its commercial paper program compared to net borrowings under its 2035 Senior Notes and Revolving Credit Facility and commercial paper program of $155.2 million during 2025.
During the six months ended June 30, 2026, the Company paid $9.5 million of contingent consideration, compared to $3.4 million during the six months ended June 30, 2025. The Company withheld $22.8 million and $14.9 million of common stock for the six months ended June 30, 2026 and 2025, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
During the six months ended June 30, 2026, the Company paid $20.0 million for open market share repurchases. The Company did not repurchase shares on the open market in 2025.
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares.

ROLLINS, INC. AND SUBSIDIARIES
During the six months ended June 30, 2026, we repurchased 382,089 shares of our $1 par value common stock at a weighted average price of $52.38 per share. As of June 30, 2026, 11.0 million additional shares may be purchased under our share repurchase program.
Active Shelf Registration
On April 29, 2026, the Company filed a Form S-3ASR, which was declared effective immediately. The shelf registration statement on file with the SEC registered the Company’s common stock, preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts and units for future issuance by the Company. The Company may offer and sell some or all of such securities from time to time or through underwriters, brokers or dealers, directly to one or more other purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the Form S-3ASR. The Company has not sold any securities in a primary offering as of the date of this Form 10-Q. Management is continually evaluating the Company's financial structure and the potential need or desirability of raising additional liquidity through the sale of debt or equity securities. The Form S-3ASR will expire in April 2029.
CONTINGENCIES
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, inquiries, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing and pest control regulatory authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act, and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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
•our belief that the medium-term financial outlook and opportunities outlined at our Investor & Analyst Conference in May are intact;
•our belief that the momentum established late in the second quarter provides a stronger foundation as we move through the second half of the year;
•the Romex and Saela acquisition expanding the Rollins family of brands and driving long-term value;
•the expected strategic and synergistic benefits of acquisitions, the expected tax deductibility of acquisition-related goodwill, and the expected useful lives of acquired intangible assets;
•the Company's credit risk and expectations regarding credit losses;
•the expected recognition of unearned revenue over future periods;
•the recoverability and amortization of incremental costs of obtaining contracts with customers;
•the expected impact of recently issued accounting standards on our condensed consolidated financial statements and related disclosures;
•the impact of inflation, changing interest rates, business interruptions due to natural disasters and changes in the weather patterns, employee shortages, and supply chain issues;
•the economic impact of changes to global trade policies, including the imposition of tariffs, and changes in materials and supplies and fleet-related expenses;
•our ability to execute strategies intended to help mitigate the impact of economic disruptors;
•our belief that fuel costs will remain below 2% of revenues in 2026;
•our belief that our effective tax rate will be under 25% in 2026;
•our expectation that the timing of tax payments will moderate and cash flow growth will improve in future quarters;
•the preliminary nature of certain acquisition purchase price allocations, including the valuations of goodwill, customer contracts, and trademarks and tradenames, which remain provisional and are subject to adjustment during the measurement period;

ROLLINS, INC. AND SUBSIDIARIES
•our belief that interest expense will be approximately $40 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program;
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
•our intent to continue to grow the business in international markets where we have a presence;
•our intent with respect to the reinvestment or repatriation of foreign cash earnings;
•our approach to capital allocation inclusive of dividends, share repurchases, acquisitions and other investments;
•our ability or decision to offer and sell securities under our automatic shelf registration statement and our evaluation of the potential need or desirability of raising additional liquidity through the sale of debt or equity securities;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2025 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2026.
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired Romex Pest Control (“Romex”). The Company is currently in the process of integrating Romex into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2026, excludes an assessment of the internal control over financial reporting of Romex.

ROLLINS, INC. AND SUBSIDIARIES
Changes in Internal Controls Over Financial Reporting
Other than described above with respect to Romex, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ROLLINS, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in, and will continue to be involved in, various claims, arbitrations, contractual disputes, inquiries, investigations, litigation, and tax and other regulatory matters relating to, and arising out of, our businesses and our operations. These matters may involve, but are not limited to, allegations that our services or vehicles caused damage or injury, claims that our services did not achieve the desired results, claims related to acquisitions and allegations by federal, state or local authorities, including taxing and pest control regulatory authorities, of violations of regulations or statutes. In addition, we are parties to employment-related investigations, cases, and claims from time to time, which may include claims on a representative or class action basis alleging wage and hour law violations, claims filed under California's Private Attorneys General Act and claims and investigations related to our enforcement of post-employment restrictive covenants. We are also involved from time to time in certain environmental matters primarily arising in the normal course of business. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable in accordance with ASC 450.
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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from April 1, 2026 to June 30, 2026.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
April 1 to 30, 2026	8,089	$54.01	—	11,415,625
May 1 to 31, 2026	321,794	$53.23	321,549	11,094,076
June 1 to 30, 2026	60,540	$47.90	60,540	11,033,536
Total	390,423		382,089
(1)Includes 8,334 shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of June 30, 2026, the Company had a remaining authorization to repurchase 11.0 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, the following directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated contracts, instructions or written plans for the sale of the Company’s securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of the Rule 10b5-1 Trading Plan	Scheduled Expiration Date of the Rule 10b5-1 Trading Plan	Total Amount of Securities to Be Sold	Transactions Pursuant to 10b5-1 Trading Plan	Early Termination of the Rule 10b5-1 Trading Plan
Thomas D. Tesh Chief Customer Experience Officer	May 5, 2026	February 12, 2027	9,002 shares of Company common stock	Sales to occur on or after August 13, 2026, if certain limit prices are met	If all 9,002 shares are sold prior to the scheduled expiration date, the trading plan will terminate on such earlier date

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 12, 2026	4.2
4.3	Indenture, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto from time to time and Regions Bank, as trustee.	8-K	February 24, 2025	4.1
4.4	Registration Rights Agreement, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto, BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	February 24, 2025	4.2
4.5	Form of Note for Rollins, Inc.’s 5.25% Senior Notes due 2035 (incorporated by reference from Exhibit 4.1 hereto).	8-K	February 24, 2025	4.3
4.6	First Supplemental Indenture, dated as of March 21, 2025, among Rollins, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee.	8-K	March 21, 2025	4.2
10.1*	Offer Letter dated May 26, 2026, between William W. Harkins and the Company			10.1	X
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

*    Indicates management contract or compensatory plans or arrangements.
**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: July 23, 2026	By:	/s/ William W. Harkins
William W. Harkins
Principal Financial and Accounting Officer