Form 10-Q
period 2026-09-30
ROLLINS INC
filed 2026-10-22
CIK 84839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
Yes ☐ No ☒
Rollins, Inc. had 478,045,280 shares of its $1 par value Common Stock outstanding as of October 12, 2026.

ROLLINS, INC. AND SUBSIDIARIES

ROLLINS, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(in thousands except share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$129,050	$100,004
Trade receivables, net of allowance for expected credit losses of $21,856 and $23,528, respectively	255,872	202,518
Financed receivables, short-term, net of allowance for expected credit losses of $3,781 and $3,112, respectively	48,824	44,723
Materials and supplies	42,215	42,982
Real estate assets held for sale	13,686	—
Other current assets	123,178	82,455
Total current assets	612,825	472,682
Equipment and property, net of accumulated depreciation of $243,714 and $237,815, respectively	111,031	126,187
Goodwill	1,466,429	1,374,664
Customer contracts, net	410,414	407,516
Trademarks & tradenames, net	173,082	166,779
Other intangible assets, net	6,336	8,089
Operating lease right-of-use assets	394,264	424,528
Financed receivables, long-term, net of allowance for expected credit losses of $10,045 and $7,922, respectively	119,701	110,057
Other assets	64,706	50,021
Total assets	$3,358,788	$3,140,523
LIABILITIES
Short-term debt	$239,562	$123,683
Accounts payable	74,249	44,361
Accrued insurance - current	51,588	44,123
Accrued compensation and related liabilities	126,097	128,259
Unearned revenues	192,825	187,670
Operating lease liabilities - current	137,157	137,410
Other current liabilities	165,165	120,019
Total current liabilities	986,643	785,525
Accrued insurance, less current portion	95,677	79,157
Operating lease liabilities, less current portion	261,402	290,765
Long-term debt	487,587	486,147
Other long-term accrued liabilities	137,021	124,608
Total liabilities	1,968,330	1,766,202
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 500,000 shares authorized, zero shares issued	—	—
Common stock, par value $1 per share; 800,000,000 shares authorized, 478,012,174 and 481,193,751 shares issued and outstanding, respectively	478,012	481,194
Additional paid in capital	190,195	179,406
Accumulated other comprehensive (loss) income	(26,548)	(25,194)
Retained earnings	748,799	738,915
Total stockholders’ equity	1,390,458	1,374,321
Total liabilities and stockholders’ equity	$3,358,788	$3,140,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Customer services	$1,089,670	$1,026,106	$3,074,670	$2,848,137
COSTS AND EXPENSES
Cost of services provided (exclusive of depreciation and amortization below)	506,767	467,450	1,460,919	1,329,445
Sales, general and administrative	326,771	301,404	944,666	859,513
Depreciation and amortization	33,273	32,231	99,381	93,177
Total operating expenses	866,811	801,085	2,504,966	2,282,135
OPERATING INCOME	222,859	225,021	569,704	566,002
Interest expense, net	10,669	7,942	28,911	21,118
Other (income) expense, net	(400)	(350)	1,351	(1,334)
CONSOLIDATED INCOME BEFORE INCOME TAXES	212,590	217,429	539,442	546,218
PROVISION FOR INCOME TAXES	54,663	53,902	129,767	135,954
NET INCOME	$157,927	$163,527	$409,675	$410,264
NET INCOME PER SHARE - BASIC AND DILUTED	$0.33	$0.34	$0.85	$0.85
Weighted average shares outstanding – basic	478,970	484,635	480,567	484,565
Weighted average shares outstanding – diluted	478,978	484,670	480,586	484,598
DIVIDENDS PAID PER SHARE	$0.1825	$0.1650	$0.5475	$0.4950
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$157,927	$163,527	$409,675	$410,264
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	910	(4,437)	(1,477)	16,066
Pension settlement	—	—	—	493
Unrealized (loss) gain on available for sale securities	(16)	86	123	117
Other comprehensive income (loss), net of tax	894	(4,351)	(1,354)	16,676
Comprehensive income	$158,821	$159,176	$408,321	$426,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2026	481,124	$481,124	$180,952	$(27,442)	$794,963	$1,429,597
Net income	—	—	—	—	157,927	157,927
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	910	—	910
Unrealized (loss) gain on available for sale securities	—	—	—	(16)	—	(16)
Dividends	—	—	—	—	(87,205)	(87,205)
Stock compensation	(2)	(2)	10,295	—	—	10,293
Shares withheld for payment of employee taxes	(1)	(1)	(69)	—	—	(70)
Repurchase and retirement of common stock, including excise tax	(3,109)	(3,109)	(983)	—	(116,886)	(120,978)
Balance at September 30, 2026	478,012	$478,012	$190,195	$(26,548)	$748,799	$1,390,458

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2025	484,640	$484,640	$159,824	$(22,607)	$822,014	$1,443,871
Net income	—	—	—	—	163,527	163,527
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,437)	—	(4,437)
Unrealized gain (loss) on available for sale securities	—	—	—	86	—	86
Dividends	—	—	—	—	(80,077)	(80,077)
Stock compensation	(11)	(11)	10,066	—	—	10,055
Shares withheld for payment of employee taxes	(1)	(1)	(976)	—	—	(977)
Balance at September 30, 2025	484,628	$484,628	$168,914	$(26,958)	$905,464	$1,532,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	481,194	$481,194	$179,406	$(25,194)	$738,915	$1,374,321
Net income	—	—	—	—	409,675	409,675
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(1,477)	—	(1,477)
Unrealized gain (loss) on available for sale securities	—	—	—	123	—	123
Dividends	—	—	—	—	(263,267)	(263,267)
Stock compensation	677	677	34,279	—	—	34,956
Shares withheld for payment of employee taxes	(368)	(368)	(22,507)	—	—	(22,875)
Repurchase and retirement of common stock, including excise tax	(3,491)	(3,491)	(983)	—	(136,524)	(140,998)
Balance at September 30, 2026	478,012	$478,012	$190,195	$(26,548)	$748,799	$1,390,458

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	484,372	$484,372	$155,205	$(43,634)	$734,650	$1,330,593
Net income	—	—	—	—	410,264	410,264
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	16,066	—	16,066
Pension settlement	—	—	—	493	—	493
Unrealized gain (loss) on available for sale securities	—	—	—	117	—	117
Dividends	—	—	—	—	(239,450)	(239,450)
Stock compensation	555	555	29,309	—	—	29,864
Shares withheld for payment of employee taxes	(299)	(299)	(15,600)	—	—	(15,899)
Balance at September 30, 2025	484,628	$484,628	$168,914	$(26,958)	$905,464	$1,532,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROLLINS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$409,675	$410,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,381	93,177
Stock-based compensation expense	31,786	29,864
Provision for expected credit losses	27,977	24,744
Loss (gain) on sale of assets, net	1,590	(1,334)
Provision for deferred income taxes	2,053	16,317
Other operating activities, net	2,067	(145)
Changes in operating assets and liabilities:
Trade accounts receivable	(79,360)	(59,807)
Financing receivables	(13,495)	(17,785)
Materials and supplies	653	(2,401)
Other current assets	(40,972)	(18,676)
Accounts payable and accrued expenses	80,987	25,027
Unearned revenue	4,015	16,276
Other long-term assets and liabilities	6,375	(2,158)
Net cash provided by operating activities	532,732	513,363
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(162,646)	(288,308)
Capital expenditures	(19,932)	(22,360)
Proceeds from sale of assets	2,023	5,886
Other investing activities, net	2,955	1,967
Net cash used in investing activities	(177,600)	(302,815)
FINANCING ACTIVITIES
Payment of contingent consideration	(17,914)	(7,773)
Issuance of senior notes	—	492,215
Borrowings under revolving commitment	—	11,000
Borrowings under commercial paper, net	125,132	—
Repayments of revolving commitment	—	(408,000)
Payment of debt issuance costs	—	(6,087)
Payment of dividends	(263,146)	(239,450)
Cash paid for common stock purchased	(162,891)	(18,573)
Other financing activities, net	(6,314)	1,523
Net cash used in financing activities	(325,133)	(175,145)
Effect of exchange rate changes on cash	(953)	2,324
Net increase in cash and cash equivalents	29,046	37,727
Cash and cash equivalents at beginning of period	100,004	89,630
Cash and cash equivalents at end of period	$129,050	$127,357
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,956	$19,526
Cash paid for income taxes, net	$106,495	$110,830
Non-cash additions to operating lease right-of-use assets	$83,287	$110,868

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements. The Company considered the impact of economic trends on the assumptions and estimates used in preparing the condensed consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made. These adjustments are of a normal recurring nature but complicated by the continued uncertainty surrounding economic trends. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the entire year. The severity, magnitude and duration of certain economic trends continue to be uncertain and are difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to economic trends and may change materially in future periods.
Assets held for sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2026. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present condition and expected to sell within 12 months. The assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell. The Company had $13.7 million of assets held for sale as of September 30, 2026 and no assets held for sale as of December 31, 2025. The Company plans to sell and immediately lease these properties as they are still used as part of operations.
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

ROLLINS, INC. AND SUBSIDIARIES
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
The Romex acquisition has been accounted for as a business combination, and Romex's results of operations are included in the Company's operations from the acquisition date. During the three and nine months ended September 30, 2026, Romex contributed revenues of $10.1 million and $20.3 million, respectively, and net earnings of $0.7 million and $1.5 million, respectively.
The valuation of the Romex acquisition was performed by a third party valuation specialist under management’s supervision. The preliminary values of identified assets acquired and liabilities assumed as of September 30, 2026 are summarized as follows:

ROLLINS, INC. AND SUBSIDIARIES

(in thousands)	Initial Preliminary Allocation as of 4/1/2026	Measurement Period Adjustments	Updated Preliminary Allocation as of 4/1/2026
Cash	$1,412	$—	$1,412
Accounts receivable	806	8	814
Materials and supplies	345	—	345
Other current assets	276	2	278
Equipment and property	3,131	—	3,131
Goodwill	46,223	30	46,253
Customer contracts	38,600	—	38,600
Trademarks & tradenames	7,300	—	7,300
Operating lease right-of-use assets	851	—	851
Accounts payable	(117)	—	(117)
Accrued compensation and related liabilities	(608)	—	(608)
Other current liabilities	(1,364)	(40)	(1,404)
Operating lease liabilities	(851)	—	(851)
Unearned revenue	(287)	—	(287)
Assets acquired and liabilities assumed	$95,717	$—	$95,717
Included in the total consideration above are cash payments of $85.5 million made upon closing, contingent consideration valued at $5.2 million that is based on Romex's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $5.0 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three and nine months ended September 30, 2026, we recognized a charge of $0.9 million and $1.8 million, respectively, related to adjustments to the fair value of contingent consideration resulting from the acquisition of Romex. These adjustments are reported in sales, general and administrative expenses on our condensed consolidated statement of income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$1,089,670	$1,035,611	$3,083,191	$2,874,200
Net income	157,186	164,223	408,906	412,354
The information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.

ROLLINS, INC. AND SUBSIDIARIES
Other 2026 Acquisitions
The Company made 15 other acquisitions during the nine months ended September 30, 2026. The aggregate preliminary values of major classes of assets acquired and liabilities assumed recorded at the dates of acquisition are summarized as follows:

(in thousands)	2026
Cash	$7
Accounts receivable	2,252
Materials and supplies	514
Equipment and property	2,915
Goodwill	44,870
Customer contracts	33,619
Trademarks & tradenames	1,582
Accrued compensation and related liabilities	(160)
Unearned revenue	(920)
Other assets and liabilities, net	2,070
Assets acquired and liabilities assumed	$86,749
Included in the total consideration of $86.7 million are acquisition holdback liabilities of $8.1 million.
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

Included in the total consideration above were cash payments of $193.7 million made upon closing, contingent consideration valued at $8.8 million that is based on Saela's expected financial performance in the two years following the acquisition, and holdback liabilities valued at $4.7 million to be held by the Company to settle indemnity claims and purchase price adjustments. The fair value of the contingent consideration was estimated using a Monte Carlo simulation. During the three and nine months ended September 30, 2026, we recognized a benefit of $0.3 million and a charge of $1.3 million, respectively, related to adjustments to the fair value of contingent consideration resulting from the acquisition of Saela. These adjustments are reported in sales, general and administrative expenses on our condensed consolidated statement of income.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025
Revenues	$1,026,106	$2,863,418
Net income	162,666	408,052

ROLLINS, INC. AND SUBSIDIARIES
The information adjusts for the effects of material business combination items, including the alignment of accounting policies, the effect of fair value adjustments including the amortization of acquired intangible assets, and income tax effects.
NOTE 4.    REVENUE
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$1,013,033	$952,677	$2,855,700	$2,643,928
Other countries	76,637	73,429	218,970	204,209
Total revenues	$1,089,670	$1,026,106	$3,074,670	$2,848,137
Revenue from external customers, classified by significant service offering, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Residential revenues	$499,682	$476,271	$1,375,031	$1,288,249
Commercial revenues	360,685	334,956	1,020,324	939,803
Termite and ancillary revenues	217,930	204,670	647,504	588,655
Franchise revenues	4,647	4,312	12,828	11,990
Other revenues	6,726	5,897	18,983	19,440
Total revenues	$1,089,670	$1,026,106	$3,074,670	$2,848,137
The Company records unearned revenue when we have either received payment or contractually have the right to bill for services in advance of the services or performance obligations being performed. Unearned revenue recognized as revenues in the three months ended September 30, 2026 and 2025 was $76.5 million and $69.9 million, respectively. Unearned revenue recognized in the nine months ended September 30, 2026 and 2025 was $225.3 million and $205.8 million, respectively. Changes in unearned revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$249,242	$243,459	$232,986	$223,872
Deferral of unearned revenue	75,064	71,100	240,171	226,581
Recognition of unearned revenue	(76,488)	(69,881)	(225,339)	(205,775)
Ending balance	$247,818	$244,678	$247,818	$244,678
As of September 30, 2026 and December 31, 2025, the Company had long-term unearned revenue of $55.0 million and $45.3 million, respectively, recorded in other long-term accrued liabilities on our condensed consolidated statements of financial position. Unearned short-term revenue is recognized over the next 12-month period. During the three and nine months ended September 30, 2026, we recognized approximately $46.9 million and $140.8 million of revenue that was included in the balance of unearned revenue at December 31, 2025. During the three and nine months ended September 30, 2025, we recognized approximately $45.2 million and $135.6 million of revenue that was included in the balance of unearned revenue at December 31, 2024. The majority of unearned long-term revenue is recognized over a period of five years or less with immaterial amounts recognized through 2036.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, primarily sales commissions. These costs are recorded as an asset and

ROLLINS, INC. AND SUBSIDIARIES
amortized to expense over the life of the contract to the extent such costs are expected to be recovered. As of September 30, 2026 and December 31, 2025 we have $67.6 million and $39.1 million of unamortized capitalized costs to obtain a contract, respectively, of which $50.1 million and $28.9 million, respectively, is recorded within other current assets and $17.5 million and $10.2 million, respectively, is recorded within other assets on our condensed consolidated statements of financial position. Amortization of capitalized costs is recorded within sales, general and administrative expense on our condensed consolidated statements of income. During the three and nine months ended September 30, 2026, we recorded approximately $12.4 million and $32.4 million in amortization of capitalized costs, respectively. During the three and nine months ended September 30, 2025, we recorded approximately $9.4 million and $24.4 million in amortization of capitalized costs, respectively.
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
The Company’s allowances for credit losses for trade accounts receivable and financed receivables are developed using historical collection experience, current economic and market conditions, reasonable and supportable forecasts, and a review of the current status of customers’ receivables. The Company’s receivable pools are classified between residential customers, commercial customers, large commercial customers, and financed receivables. Accounts are written off against the allowance for credit losses when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. The Company stops accruing interest on these receivables when they are deemed uncollectible. Below is a roll forward of the Company’s allowance for credit losses for the three and nine months ended September 30, 2026 and 2025.

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2025	$23,528	$11,034	$34,562
Provision for expected credit losses	5,071	2,751	7,822
Write-offs charged against the allowance	(8,127)	(2,321)	(10,448)
Recoveries collected	1,536	184	1,720
Balance at March 31, 2026	$22,008	$11,648	$33,656
Provision for expected credit losses	6,621	2,916	9,537
Write-offs charged against the allowance	(9,206)	(1,714)	(10,920)
Recoveries collected	1,579	126	1,705
Balance at June 30, 2026	$21,002	$12,976	$33,978
Provision for expected credit losses	8,150	2,468	10,618
Write-offs charged against the allowance	(8,857)	(1,748)	(10,605)
Recoveries collected	1,561	130	1,691
Balance at September 30, 2026	$21,856	$13,826	$35,682

ROLLINS, INC. AND SUBSIDIARIES

	Allowance for Credit Losses
(in thousands)	Trade Receivables	Financed Receivables	Total Receivables
Balance at December 31, 2024	$19,770	$8,686	$28,456
Provision for expected credit losses	8,081	2,649	10,730
Write-offs charged against the allowance	(5,428)	(2,460)	(7,888)
Recoveries collected	1,276	241	1,517
Balance at March 31, 2025	$23,699	$9,116	$32,815
Provision for expected credit losses	3,031	2,700	5,731
Write-offs charged against the allowance	(5,057)	(2,339)	(7,396)
Recoveries collected	1,209	286	1,495
Balance at June 30, 2025	$22,882	$9,763	$32,645
Provision for expected credit losses	5,088	3,195	8,283
Write-offs charged against the allowance	(6,769)	(2,372)	(9,141)
Recoveries collected	1,220	286	1,506
Balance at September 30, 2025	$22,421	$10,872	$33,293

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in goodwill during the nine months ended September 30, 2026:

(in thousands)
Balance at December 31, 2025	$1,374,664
Additions	91,093
Measurement period adjustments	807
Adjustments due to currency translation and other	(135)
Balance at September 30, 2026	$1,466,429
The following table sets forth the components of indefinite-lived and amortizable intangible assets as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Carrying Value	Gross	Accumulated Amortization	Carrying Value	Useful Life in Years
Amortizable intangible assets:
Customer contracts	$795,573	$(385,159)	$410,414	$741,568	$(334,052)	$407,516	3-20
Trademarks and tradenames	27,706	(18,951)	8,755	26,136	(16,388)	9,748	7-20
Other intangible assets	28,176	(21,840)	6,336	28,240	(20,151)	8,089	3-20
Total amortizable intangible assets	$851,455	$(425,950)	$425,505	$795,944	$(370,591)	$425,353

Indefinite-lived intangible assets			164,327			157,031
Total intangible assets, excluding goodwill			$589,832			$582,384
Amortization expense related to intangible assets was $24.5 million and $23.7 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $73.2 million and $67.4 million for the nine months ended September 30, 2026 and 2025, respectively. Amortizable intangible assets are amortized on a straight-line basis over their economic useful lives.

ROLLINS, INC. AND SUBSIDIARIES
Estimated amortization expense for the existing carrying amount of amortizable intangible assets for each of the five succeeding fiscal years as of September 30, 2026 are as follows:

(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$24,119
2027	95,298
2028	86,171
2029	71,633
2030	50,181
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

(in thousands)	September 30, 2026	December 31, 2025
Outstanding borrowings (1)	$239,562	$114,430
Weighted average annual interest rate	4.17%	3.94%
Weighted average remaining term	6.5 days	6.3 days
(1) Outstanding commercial paper borrowings are net of unamortized discount and are presented under the short-term debt caption of our condensed consolidated statements of financial position.
Bank Overdrafts
As of September 30, 2026, we had no bank overdrafts. As of December 31, 2025, we had $9.3 million of bank overdrafts.
Long-term Debt
Components of long-term debt were as follows:

(in thousands)	September 30, 2026	December 31, 2025
2035 Senior Notes	$500,000	$500,000
Revolving Credit Facility	—	—
Total long-term debt	$500,000	$500,000

Less: unamortized debt discount	(6,542)	(7,125)
Less: unamortized debt issuance costs	(5,871)	(6,728)

Total long-term debt, net	$487,587	$486,147

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
The indenture governing the 2035 Senior Notes contains customary covenants that limit the Company and its subsidiaries’ ability to, among other things, incur liens and certain types of indebtedness. The indenture also provides for customary events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2035 Senior Notes to be due and payable immediately. We were in compliance with all covenants as of September 30, 2026.
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
The effective interest rate of our 2035 Senior Notes was 5.6% as of September 30, 2026.
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

ROLLINS, INC. AND SUBSIDIARIES
The Credit Agreement contains customary terms and conditions, including, without limitation, certain financial covenants including covenants restricting Rollins’ ability to incur certain indebtedness or liens, or to merge or consolidate with or sell substantially all of its assets to another entity. Further, the Credit Agreement contains a financial covenant restricting Rollins’ ability to permit the ratio of Rollins’ consolidated total net debt to EBITDA to exceed 3.50 to 1.00. Following certain acquisitions, Rollins may elect to increase the financial covenant level to 4.00 to 1.00 temporarily. The Company is in compliance with applicable debt covenants as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of September 30, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.
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
As of September 30, 2026 and December 31, 2025, we had investments in international bonds of $3.3 million and $6.2 million, respectively. These bonds are accounted for as available for sale securities and are Level 2 assets under the fair value hierarchy. The bonds are recorded at their fair market values and reported within other current assets and other assets on our condensed consolidated statements of financial position. The unrealized gain or loss activity during the three and nine months ended September 30, 2026 and 2025 was not significant.

ROLLINS, INC. AND SUBSIDIARIES
Contingent Consideration
As of September 30, 2026 and December 31, 2025, the Company had $37.7 million and $37.1 million of acquisition holdback and earnout liabilities payable to former owners of acquired companies, respectively. Holdback and earnout liabilities are considered Level 3 liabilities under the fair value hierarchy. The earnout liabilities were adjusted to reflect the expected probability of payout, and both earnout and holdback liabilities were discounted to their net present value on the Company’s condensed consolidated statements of financial position. The table below presents a summary of the changes in fair value for these liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$44,921	$40,215	$37,077	$21,008
New acquisitions and measurement adjustments	2,998	4,457	18,851	26,164
Payouts	(10,889)	(4,325)	(20,384)	(7,773)
Interest and fair value adjustments	652	739	2,366	1,936
Charge offset, forfeit and other	8	1,004	(220)	755
Ending balance	$37,690	$42,090	$37,690	$42,090
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
2035 Senior Notes
The following table presents the aggregate fair value and carrying value of our 2035 Senior Notes, which are classified as Level 2 within the fair value hierarchy:

	September 30, 2026		December 31, 2025
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
2035 Senior Notes	$468,650	$487,587	$512,160	$486,147
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

ROLLINS, INC. AND SUBSIDIARIES
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
NOTE 10.    STOCKHOLDERS' EQUITY
During the three months ended September 30, 2026, the Company paid $87.2 million, or $0.1825 per share, in cash and stock dividends compared to $80.1 million, or $0.1650 per share, during the same period in 2025. During the nine months ended September 30, 2026, the Company paid $263.3 million, or $0.5475 per share, in cash and stock dividends compared to $239.5 million, or $0.4950 per share, during the same period in 2025.
The Company withholds shares from employees for the payment of their taxes on equity awards that have vested. The Company withheld an immaterial amount in connection with employee tax obligations during the three month periods ended September 30, 2026 and 2025, respectively. The Company withheld $22.9 million and $14.9 million in connection with employee tax obligations during the nine month periods ended September 30, 2026 and 2025, respectively.
Share Repurchases
During the three and nine months ended September 30, 2026, the Company paid $120.0 million and $140.0 million, respectively, in open market share repurchases. The Company did not repurchase shares on the open market in 2025.
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
Stock Compensation
The following table summarizes the components of the Company’s stock-based compensation programs, including time-lapsed restricted share awards, performance share unit awards, and employee stock purchase plan, recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$10,291	$10,055	$31,786	$29,864
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

ROLLINS, INC. AND SUBSIDIARIES
A reconciliation of weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Weighted-average outstanding common shares	477,657	482,872	479,165	482,774
Add participating securities:
Weighted-average time-lapse restricted awards	1,313	1,763	1,402	1,791
Total weighted-average shares outstanding – basic	478,970	484,635	480,567	484,565
Dilutive effect of restricted stock units and PSUs	8	35	19	33
Weighted-average shares outstanding – diluted	478,978	484,670	480,586	484,598
NOTE 12.    INCOME TAXES
The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company recorded a provision for income taxes of $54.7 million and $53.9 million for the three months ended September 30, 2026 and 2025, and $129.8 million and $136.0 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company’s effective tax rate increased to 25.7% in the third quarter of 2026 compared with 24.8% in the third quarter of 2025. The increased rate was primarily attributable to limitations on the deductibility of certain executive compensation. During the nine months ended September 30, 2026, the Company's effective tax rate decreased to 24.1% compared to 24.9% in the nine months ended September 30, 2025. The reduced rate was primarily due to the purchase of transferable federal income tax credits during the nine months ended September 30, 2026.
Cash paid for taxes, net of refunds, during the nine months ended September 30, 2026 and 2025, was $106.5 million and $110.8 million, respectively, inclusive of cash paid to taxing authorities and third parties for purchases of investment tax credits.
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

ROLLINS, INC. AND SUBSIDIARIES
The following table presents selected financial information with respect to the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$1,089,670	$1,026,106	$3,074,670	$2,848,137

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	328,186	312,249	946,695	872,326
Materials and supplies	65,082	62,933	184,638	170,924
Insurance and claims	23,048	11,127	66,127	48,385
Fleet expenses	45,482	38,997	134,613	117,688
Other cost of services provided (1)	44,969	42,144	128,846	120,122
Total cost of services provided (exclusive of depreciation and amortization below)	$506,767	$467,450	$1,460,919	$1,329,445

Sales, general and administrative:
Selling and marketing expenses	146,339	138,881	410,305	377,309
Administrative employee expenses	92,358	88,601	277,840	259,384
Insurance and claims	13,722	6,929	39,544	29,872
Fleet expenses	11,739	9,502	33,776	29,348
Other sales, general and administrative (2)	62,613	57,491	183,201	163,600
Total sales, general and administrative	$326,771	$301,404	$944,666	$859,513

Depreciation and amortization	33,273	32,231	99,381	93,177
Interest expense, net	10,669	7,942	28,911	21,118
Other (income) expense, net	(400)	(350)	1,351	(1,334)
Income tax expense	54,663	53,902	129,767	135,954
Net income	$157,927	$163,527	$409,675	$410,264

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

Geographic Information

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized in the condensed consolidated statements of financial position were located as follows:

(in thousands)	September 30, 2026	December 31, 2025
United States	$458,029	$504,593
International	47,266	46,122

ROLLINS, INC. AND SUBSIDIARIES
NOTE 14.    SUBSEQUENT EVENTS
Quarterly Dividend
On October 20, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend on its common stock of $0.20 per share payable on December 10, 2026 to shareholders of record at the close of business on November 10, 2026.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.
GENERAL OPERATING COMMENTS
Below is a summary of the key operating results for the three months ended September 30, 2026:
•Third quarter revenues were $1.1 billion, an increase of 6.2% over the third quarter of 2025 with organic revenues* increasing 4.4% compared to the prior year.
•Quarterly operating income was $222.9 million, a decrease of 1.0% compared to the third quarter of 2025. Quarterly operating margin was 20.5%, a decrease of 140 basis points versus the third quarter of 2025. Adjusted operating income* was $230.7 million, a decrease of 0.6% compared to the prior year. Adjusted operating margin* was 21.2%, a decrease of 140 basis points compared to the prior year.
•Quarterly net income was $157.9 million, a decrease of 3.4% compared to the prior year. Adjusted net income* was $163.3 million, a decrease of 3.1% compared to the prior year.
•Adjusted EBITDA* was $256.6 million, a decrease of 0.7% compared to the prior year. Adjusted EBITDA margin* was 23.5%, a decrease of 170 basis points versus the third quarter of 2025.
•Quarterly EPS was $0.33 per diluted share, a decrease of 2.9% compared to the prior year. Adjusted EPS* was $0.34 per diluted share, a decrease of 2.9% compared to the prior year.
•Operating cash flow was $241.9 million for the quarter, an increase of 26.4% compared to the prior year. Free cash flow* was $235.5 million for the quarter, an increase of 28.8% compared to the prior year. Cash flow was favorably impacted by $63.0 million due to the timing of a tax refund associated with our tax credit planning strategy. The Company invested $27.4 million in acquisitions, $6.4 million in capital expenditures, $120.1 million in share repurchases, and paid dividends totaling $87.2 million.
We are disappointed with our third quarter performance, during which residential customer acquisition remained under pressure. We now have a clearer understanding of how the customer acquisition landscape is evolving and are taking concrete steps to optimize our marketing approach—reallocating resources from the traditional digital playbook to the channels and capabilities generating the highest returns, including those that strengthen our visibility in AI- and LLM-driven discovery. This remains a dynamic environment that requires us to continually assess and adapt how we reach and win new customers. At the same time, we continue to invest in our people and the service quality that builds customer loyalty.
Our record of 100 consecutive quarters of revenue growth reflects the durability of our business and our ability to successfully adapt through changing conditions. Our capital allocation priorities remain unchanged: investing in the business through accretive M&A, maintaining and growing a healthy and sustainable dividend, and deploying excess cash opportunistically for share repurchases. Our financial flexibility and conviction in the intrinsic value of the business supported more meaningful share repurchase activity during the quarter. With recurring customer relationships, a diversified portfolio and the underlying resilience of the pest control market, we remain confident in our ability to deliver sustainable, profitable growth over the long term.
Given our performance through the first nine months of the year and the visibility we have today, we are updating our full-year outlook. We now expect organic revenue* growth of 4% to 6% for the year and adjusted incremental EBITDA margin* ranging from slightly positive to 10% for the year. Our expectations for 2% to 3% of acquisition-related growth and free cash flow conversion* above 100% remain unchanged for the year. The revision to our expectations for the year reflects our assessment of near-term operating conditions rather than any change in our confidence in the long-term growth potential of the business.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of these measures and a reconciliation of historical amounts to the most directly comparable GAAP measures. The Company has not provided a reconciliation of its forward-looking organic revenue growth, adjusted incremental EBITDA margin,

ROLLINS, INC. AND SUBSIDIARIES
and free cash flow conversion to the most directly comparable GAAP measures because it cannot predict, without unreasonable effort, the amount or timing of certain items, such as contingent consideration fair value adjustments, gains and losses on asset sales, related tax effects, and working capital changes. These items could have a material impact on the Company's GAAP results for the applicable period.
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
RESULTS OF OPERATIONS
Quarter ended September 30, 2026 compared to quarter ended September 30, 2025

	Three Months Ended September 30,
			Variance
(in thousands, except per share data)	2026	2025	$	%
GAAP Metrics
Revenues	$1,089,670	$1,026,106	$63,564	6.2%
Gross profit (1)	$582,903	$558,656	$24,247	4.3%
Gross profit margin (1)	53.5%	54.4%		(90) bps
Operating income	$222,859	$225,021	$(2,162)	(1.0)%
Operating margin	20.5%	21.9%		(140) bps
Net income	$157,927	$163,527	$(5,600)	(3.4)%
EPS	$0.33	$0.34	$(0.01)	(2.9)%
Operating cash flow	$241,859	$191,349	$50,510	26.4%

Non-GAAP Metrics
Adjusted operating income (2)	$230,683	$232,057	$(1,374)	(0.6)%
Adjusted operating margin (2)	21.2%	22.6%		(140) bps
Adjusted net income (2)	$163,343	$168,501	$(5,158)	(3.1)%
Adjusted EPS (2)	$0.34	$0.35	$(0.01)	(2.9)%
Adjusted EBITDA (2)	$256,571	$258,334	$(1,763)	(0.7)%
Adjusted EBITDA margin (2)	23.5%	25.2%		(170) bps
Free cash flow (2)	$235,495	$182,846	$52,649	28.8%

ROLLINS, INC. AND SUBSIDIARIES
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

The following table presents financial information, including our significant expense categories, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$1,089,670	100.0%	$1,026,106	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	328,186	30.1%	312,249	30.4%
Materials and supplies	65,082	6.0%	62,933	6.1%
Insurance and claims	23,048	2.1%	11,127	1.1%
Fleet expenses	45,482	4.2%	38,997	3.8%
Other cost of services provided (1)	44,969	4.1%	42,144	4.1%
Total cost of services provided (exclusive of depreciation and amortization below)	$506,767	46.5%	$467,450	45.6%

Sales, general and administrative:
Selling and marketing expenses	146,339	13.4%	138,881	13.5%
Administrative employee expenses	92,358	8.5%	88,601	8.6%
Insurance and claims	13,722	1.3%	6,929	0.7%
Fleet expenses	11,739	1.1%	9,502	0.9%
Other sales, general and administrative (2)	62,613	5.7%	57,491	5.6%
Total sales, general and administrative	$326,771	30.0%	$301,404	29.4%

Depreciation and amortization	33,273	3.1%	32,231	3.1%
Interest expense, net	10,669	1.0%	7,942	0.8%
Other (income) expense, net	(400)	—%	(350)	—%
Income tax expense	54,663	5.0%	53,902	5.3%
Net income	$157,927	14.5%	$163,527	15.9%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the three months ended September 30, 2026 and September 30, 2025, respectively:
Revenues for the quarter ended September 30, 2026 were $1.1 billion, an increase of $63.6 million, or 6.2%, from 2025 revenues of $1.0 billion. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 4.4% with acquisitions adding 1.8% in the quarter. Residential pest control revenue increased 4.9%, commercial pest control revenue increased 7.7% and termite and ancillary services grew 6.5% including both organic and acquisition-related growth in each area. Organic revenue* growth was 2.3% in residential, 6.6% in commercial, and 5.3% in termite and ancillary activity. The Company’s foreign operations accounted for approximately 7% of total revenues for the quarters ended September 30, 2026 and September 30, 2025.
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

	Consolidated Net Revenues
(in thousands)	2026	2025	2024
First quarter	$906,424	$822,504	$748,349
Second quarter	1,078,576	999,527	891,920
Third quarter	1,089,670	1,026,106	916,270
Fourth quarter	—	912,913	832,169
Year to date	$3,074,670	$3,761,050	$3,388,708
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the quarter ended September 30, 2026 was $582.9 million, an increase of $24.2 million, or 4.3%, compared to $558.7 million for the quarter ended September 30, 2025.
Gross margin decreased 90 basis points to 53.5% in 2026 compared to 54.4% in 2025. The decrease is primarily due to 100 basis points of higher insurance and claims costs due to a less favorable claims experience and 40 basis points of higher fleet expenses associated with higher fuel costs. This was partially offset by 30 basis points of lower employee expenses and 10 basis points of lower materials and supplies.

ROLLINS, INC. AND SUBSIDIARIES
Sales, General and Administrative
For the quarter ended September 30, 2026, sales, general and administrative ("SG&A") expenses were $326.8 million, an increase of $25.4 million, or 8.4%, compared to the quarter ended September 30, 2025.
As a percentage of revenue, SG&A increased 60 basis points to 30.0% from 29.4% in the prior year, primarily due to 60 basis points of higher insurance and claims costs due to a less favorable claims experience and 20 basis points of higher fleet expenses associated with higher fuel costs. This was partially offset by 10 basis points of lower selling and marketing costs and 10 basis points of lower administrative employee costs.
Depreciation and Amortization
For the quarter ended September 30, 2026, depreciation and amortization increased $1.0 million, or 3.2%, compared to the quarter ended September 30, 2025. The increase was due to higher amortization of intangible assets from acquisitions, most notably from the acquisition of Romex.
Operating Income
For the quarter ended September 30, 2026, operating income decreased $2.2 million, or 1.0%, compared to the prior year.
As a percentage of revenue, operating income was 20.5%, a decrease of 140 basis points compared to the third quarter of 2025. Operating margin decreased mostly due to higher insurance and claims costs.
Interest Expense, Net
During the quarter ended September 30, 2026, interest expense, net increased $2.7 million compared to the prior year primarily due to a higher average debt balance associated with higher borrowings under our commercial paper program.
Other (Income) Expense, Net
During the quarter ended September 30, 2026, other (income) expense, net increased $0.1 million primarily due to higher gains on non-operational asset sales and disposals.
Income Taxes
The Company’s effective tax rate was 25.7% in the third quarter of 2026 and 24.8% in the third quarter of 2025. The increased rate was primarily attributable to limitations on the deductibility of certain executive compensation during the three months ended September 30, 2026.

ROLLINS, INC. AND SUBSIDIARIES
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

	Nine Months Ended September 30,
			Variance
(in thousands, except per share data)	2026	2025	$	%
GAAP Metrics
Revenues	$3,074,670	$2,848,137	$226,533	8.0%
Gross profit (1)	$1,613,751	$1,518,692	$95,059	6.3%
Gross profit margin (1)	52.5%	53.3%		(80)	bps
Operating income	$569,704	$566,002	$3,702	0.7%
Operating margin	18.5%	19.9%		(140)	bps
Net income	$409,675	$410,264	$(589)	(0.1)%
EPS	$0.85	$0.85	$—	—%
Operating cash flow	$532,732	$513,363	$19,369	3.8%

Non-GAAP Metrics
Adjusted operating income (2)	$593,415	$584,826	$8,589	1.5%
Adjusted operating margin (2)	19.3%	20.5%		(120)	bps
Adjusted net income (2)	$428,499	$423,277	$5,222	1.2%
Adjusted EPS (2)	$0.89	$0.87	$0.02	2.3%
Adjusted EBITDA (2)	$672,332	$661,343	$10,989	1.7%
Adjusted EBITDA margin (2)	21.9%	23.2%		(130)	bps
Free cash flow (2)	$512,800	$491,003	$21,797	4.4%
(1) Exclusive of depreciation and amortization
(2) Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.

ROLLINS, INC. AND SUBSIDIARIES
The following table presents financial information, including our significant expense categories, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$3,074,670	100.0%	$2,848,137	100.0%

Less:
Cost of services provided (exclusive of depreciation and amortization below):
Employee expenses	946,695	30.8%	872,326	30.6%
Materials and supplies	184,638	6.0%	170,924	6.0%
Insurance and claims	66,127	2.2%	48,385	1.7%
Fleet expenses	134,613	4.4%	117,688	4.1%
Other cost of services provided (1)	128,846	4.2%	120,122	4.2%
Total cost of services provided (exclusive of depreciation and amortization below)	$1,460,919	47.5%	$1,329,445	46.7%

Sales, general and administrative:
Selling and marketing expenses	410,305	13.3%	377,309	13.2%
Administrative employee expenses	277,840	9.0%	259,384	9.1%
Insurance and claims	39,544	1.3%	29,872	1.0%
Fleet expenses	33,776	1.1%	29,348	1.0%
Other sales, general and administrative (2)	183,201	6.0%	163,600	5.7%
Total sales, general and administrative	$944,666	30.7%	$859,513	30.2%

Depreciation and amortization	99,381	3.2%	93,177	3.3%
Interest expense, net	28,911	0.9%	21,118	0.7%
Other (income) expense, net	1,351	—%	(1,334)	—%
Income tax expense	129,767	4.2%	135,954	4.8%
Net income	$409,675	13.3%	$410,264	14.4%
1) Other cost of services provided includes facilities costs, professional services, maintenance & repairs, software license costs, and other expenses directly related to providing services.
2) Other sales, general and administrative includes facilities costs, professional services, maintenance & repairs, software license costs, bad debt expense, and other administrative expenses.

ROLLINS, INC. AND SUBSIDIARIES
Revenues
The following presents a summary of revenues by service offering for the nine months ended September 30, 2026 and September 30, 2025, respectively:
Revenues for the nine months ended September 30, 2026 were $3.1 billion, an increase of $226.5 million, or 8.0%, from 2025 revenues of $2.8 billion. The increase in revenues was driven by demand from our customers across all major service offerings. Organic revenue* growth was 5.5% with acquisitions adding 2.5% in the nine months ended September 30, 2026. Residential pest control revenue increased 6.7%, commercial pest control revenue increased 8.6% and termite and ancillary services grew 10.0%, including both organic and acquisition-related growth in each area. Organic revenue* growth was 3.3% in residential, 7.1% in commercial, and 7.9% in termite and ancillary. The Company’s foreign operations accounted for approximately 7% of total revenues for the nine months ended September 30, 2026 and September 30, 2025.
*Amounts are non-GAAP financial measures. See "Non-GAAP Financial Measures" of this Form 10-Q for a discussion of non-GAAP financial metrics including a reconciliation to the most directly comparable GAAP measure.
Gross Profit (exclusive of Depreciation and Amortization)
Gross profit for the nine months ended September 30, 2026 was $1.6 billion, an increase of $95.1 million, or 6.3%, compared to $1.5 billion for the nine months ended September 30, 2025.
Gross margin decreased to 52.5% in 2026 versus 53.3% in 2025. The decrease is primarily due to 50 basis points of higher insurance and claims costs, 30 basis points of higher fleet expenses primarily associated with higher fuel costs, and 20 basis points of higher employee expenses.
Fuel costs represent less than 2% of revenues and we expect these costs to remain below 2% for the year.
Sales, General and Administrative
For the nine months ended September 30, 2026, SG&A expenses increased $85.2 million, or 9.9%, compared to the nine months ended September 30, 2025.
As a percentage of revenue, SG&A expenses increased 50 basis points to 30.7% from 30.2% in the prior year. This is primarily due to 30 basis points of higher insurance and claims costs, 10 basis points of higher selling and marketing costs associated with continued investments in growth initiatives, 10 basis points of higher fleet expenses primarily associated with higher fuel costs, partially offset by lower administrative employee costs.

ROLLINS, INC. AND SUBSIDIARIES
Depreciation and Amortization
For the nine months ended September 30, 2026, depreciation and amortization increased $6.2 million, or 6.7%, compared to the nine months ended September 30, 2025. The increase was primarily due to higher amortization of intangible assets from acquisitions, most notably from the acquisitions of Saela and Romex.
Operating Income
For the nine months ended September 30, 2026, operating income increased $3.7 million, or 0.7%, compared to the nine months ended September 30, 2025.
As a percentage of revenue, operating income decreased 140 basis points to 18.5% from 19.9% in the prior year. Operating margin decreased mostly due to higher insurance and claims costs, higher fleet expenses, higher employee expenses, and higher selling and marketing costs.
Interest Expense, Net
For the nine months ended September 30, 2026, interest expense, net increased $7.8 million, compared to the nine months ended September 30, 2025, primarily due to a higher average debt balance associated with higher borrowings under our commercial paper program.
We expect interest expense to be approximately $40 million in 2026 associated with borrowings under our 2035 Senior Notes and commercial paper program.
Other (Income) Expense, Net
During the nine months ended September 30, 2026, other income decreased $2.7 million compared to the nine months ended September 30, 2025, primarily due to higher losses on non-operational asset sales and disposals.
Income Taxes
During the nine months ended September 30, 2026, the Company’s effective tax rate decreased to 24.1% compared to 24.9% in 2025. The reduced rate is primarily due to the purchase of transferable federal income tax credits during the nine months ended September 30, 2026.
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
Adjusted net income and adjusted EPS
Adjusted net income and adjusted EPS are calculated by adding back to the GAAP measures amortization of intangible assets and adjustments to the fair value of contingent consideration resulting from the acquisitions of Fox Pest Control, Saela Pest Control and Romex Pest Control, excluding gains and losses on the sale of non-operational assets and gains and losses on the sale of businesses, and by further subtracting the tax impact of those expenses, gains, or losses. Management uses adjusted net income and adjusted EPS as measures of operating performance because these measures allow the Company to compare performance consistently over various periods.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Revenues to Organic Revenues

Revenues	$1,089,670	$1,026,106	63,564	6.2	$3,074,670	$2,848,137	226,533	8.0
Revenues from acquisitions	(18,348)	—	(18,348)	1.8	(70,023)	—	(70,023)	2.5
Organic revenues	$1,071,322	$1,026,106	45,216	4.4	$3,004,647	$2,848,137	156,510	5.5

Reconciliation of Residential Revenues to Organic Residential Revenues

Residential revenues	$499,682	$476,271	23,411	4.9	$1,375,031	$1,288,249	86,782	6.7
Residential revenues from acquisitions	(12,310)	—	(12,310)	2.6	(44,405)	—	(44,405)	3.4
Residential organic revenues	$487,372	$476,271	11,101	2.3	$1,330,626	$1,288,249	42,377	3.3

Reconciliation of Commercial Revenues to Organic Commercial Revenues

Commercial revenues	$360,685	$334,956	25,729	7.7	$1,020,324	$939,803	80,521	8.6
Commercial revenues from acquisitions	(3,538)	—	(3,538)	1.1	(13,376)	—	(13,376)	1.5
Commercial organic revenues	$357,147	$334,956	22,191	6.6	$1,006,948	$939,803	67,145	7.1

Reconciliation of Termite and Ancillary Revenues to Organic Termite and Ancillary Revenues

Termite and ancillary revenues	$217,930	$204,670	13,260	6.5	$647,504	$588,655	58,849	10.0
Termite and ancillary revenues from acquisitions	(2,500)	—	(2,500)	1.2	(12,242)	—	(12,242)	2.1
Termite and ancillary organic revenues	$215,430	$204,670	10,760	5.3	$635,262	$588,655	46,607	7.9

Reconciliation of Franchise and Other Revenues to Organic Franchise and Other Revenues

Franchise and other revenues	$11,373	$10,209	1,164	11.4	$31,811	$31,430	381	1.2
Franchise and other revenues from acquisitions	—	—	—	—	—	—	—	—
Franchise and other organic revenues	$11,373	$10,209	1,164	11.4	$31,811	$31,430	381	1.2

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Reconciliation of Operating Income to Adjusted Operating Income and Adjusted Operating Margin
Operating income	$222,859	$225,021			$569,704	$566,002
Acquisition-related expenses (1)	7,824	7,036			23,711	18,824
Adjusted operating income	$230,683	$232,057	(1,374)	(0.6)	$593,415	$584,826	8,589	1.5
Revenues	$1,089,670	$1,026,106			$3,074,670	$2,848,137
Operating margin	20.5%	21.9%			18.5%	19.9%
Adjusted operating margin	21.2%	22.6%			19.3%	20.5%

Reconciliation of Net Income to Adjusted Net Income and Adjusted EPS
Net income	$157,927	$163,527			$409,675	$410,264
Acquisition-related expenses (1)	7,824	7,036			23,711	18,824
Loss (gain) on sale of assets, net (2)	(545)	(350)			1,590	(1,334)
Tax impact of adjustments (3)	(1,863)	(1,712)			(6,477)	(4,477)
Adjusted net income	$163,343	$168,501	(5,158)	(3.1)	$428,499	$423,277	5,222	1.2
EPS - basic and diluted	$0.33	$0.34			$0.85	$0.85
Acquisition-related expenses (1)	0.02	0.01			0.05	0.04
Loss (gain) on sale of assets, net (2)	—	—			—	—
Tax impact of adjustments (3)	—	—			(0.01)	(0.01)
Adjusted EPS - basic and diluted (4)	$0.34	$0.35	(0.01)	(2.9)	$0.89	$0.87	0.02	2.3
Weighted average shares outstanding – basic	478,970	484,635			480,567	484,565
Weighted average shares outstanding – diluted	478,978	484,670			480,586	484,598

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, EBITDA Margin, Incremental EBITDA Margin, Adjusted EBITDA Margin, and Adjusted Incremental EBITDA Margin
Net income	$157,927	$163,527			$409,675	$410,264
Depreciation and amortization	33,273	32,231			99,381	93,177
Interest expense, net	10,669	7,942			28,911	21,118
Provision for income taxes	54,663	53,902			129,767	135,954
EBITDA	$256,532	$257,602	(1,070)	(0.4)	$667,734	$660,513	7,221	1.1
Acquisition-related expenses (1)	584	1,082			3,008	2,164
Loss (gain) on sale of assets, net (2)	(545)	(350)			1,590	(1,334)
Adjusted EBITDA	$256,571	$258,334	(1,763)	(0.7)	$672,332	$661,343	10,989	1.7
Revenues	$1,089,670	$1,026,106	63,564		$3,074,670	$2,848,137	226,533
EBITDA margin	23.5%	25.1%			21.7%	23.2%
Incremental EBITDA margin			(1.7)%				3.2%
Adjusted EBITDA margin	23.5%	25.2%			21.9%	23.2%
Adjusted incremental EBITDA margin			(2.8)%				4.9%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow and Free Cash Flow Conversion
Net cash provided by operating activities	$241,859	$191,349			$532,732	$513,363
Capital expenditures	(6,364)	(8,503)			(19,932)	(22,360)
Free cash flow	$235,495	$182,846	52,649	28.8	$512,800	$491,003	21,797	4.4
Free cash flow conversion	149.1%	111.8%			125.2%	119.7%

ROLLINS, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of SG&A to Adjusted SG&A

SG&A	$326,771	$301,404	$944,666	$859,513
Acquisition-related expenses (1)	584	1,082	3,008	2,164
Adjusted SG&A	$326,187	$300,322	$941,658	$857,349

Revenues	$1,089,670	$1,026,106	$3,074,670	$2,848,137
Adjusted SG&A as a % of revenues	29.9%	29.3%	30.6%	30.1%

	Period Ended September 30, 2026	Period Ended December 31, 2025
Reconciliation of Debt and Net Income to Leverage Ratio

Short-term debt (5)	$239,562	$123,683
Long-term debt (6)	500,000	500,000
Operating lease liabilities (7)	398,559	428,175
Cash adjustment (8)	(116,145)	(90,004)
Adjusted net debt	$1,021,976	$961,854

Net income	526,116	526,705
Depreciation and amortization	130,948	124,744
Interest expense, net	36,351	28,558
Provision for income taxes	168,034	174,221
Operating lease cost (9)	170,431	159,924
Stock-based compensation expense	41,629	39,707
Adjusted EBITDAR	$1,073,509	$1,053,859

Leverage ratio	1.0x	0.9x

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
(6) As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $500.0 million from the issuance of our 2035 Senior Notes. These borrowings are presented under the long-term debt caption of our condensed consolidated statement of financial position, net of unamortized discount and unamortized debt issuance costs. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The Company’s $129.1 million of total cash at September 30, 2026 is held at various banking institutions. As of September 30, 2026, approximately $54.1 million is held in cash by foreign subsidiaries and the remaining $75.0 million is held at domestic banks and also includes cash-in-transit.

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
Commercial Paper Program
In March 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $1 billion outstanding at any time, with maturities of up to 397 days from the date of issue. Borrowings under this program are generally outstanding for 30 days or less. The net proceeds from the issuance of commercial paper are used for various purposes, including general corporate purposes and funding for acquisitions. As of September 30, 2026 and December 31, 2025, there were $239.6 million and $114.4 million of outstanding borrowings under the commercial paper program, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility.
Letters of Credit
The Company maintained $84.6 million in letters of credit as of September 30, 2026 and $82.4 million as of December 31, 2025. These letters of credit are required by the Company’s insurance carriers, due to the Company’s high deductible insurance program, to secure various workers’ compensation and casualty insurance contracts coverage. The Company believes that it has adequate liquid assets, funding sources and insurance accruals to accommodate potential future insurance claims.

ROLLINS, INC. AND SUBSIDIARIES
The following table sets forth a summary of our cash flows from operating, investing and financing activities for the nine month periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$532,732	$513,363
Net cash used in investing activities	(177,600)	(302,815)
Net cash used in financing activities	(325,133)	(175,145)
Effect of exchange rate on cash	(953)	2,324
Net increase in cash and cash equivalents	$29,046	$37,727
Cash Provided by Operating Activities
Cash from operating activities is the principal source of cash generation for our businesses. The most significant source of cash in our cash flow from operations is customer-related activities, the largest of which is collecting cash resulting from services sold. The most significant operating use of cash is to pay our suppliers, employees, and tax authorities. The Company’s operating activities generated net cash of $532.7 million and $513.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $19.4 million, or 3.8%, increase was driven primarily by operating results and the timing of cash receipts and cash payments to and from customers, vendors, and employees.
Cash Used in Investing Activities
The Company’s investing activities used $177.6 million and $302.8 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for acquisitions totaled $162.6 million for the nine months ended September 30, 2026, compared to $288.3 million for the nine months ended September 30, 2025. The Company invested $19.9 million in capital expenditures during the nine months ended September 30, 2026, offset by $2.0 million in cash proceeds from the sale of assets, compared with $22.4 million of capital expenditures and $5.9 million in cash proceeds from asset sales in 2025. The Company’s investing activities were funded primarily through existing cash balances, operating cash flows, and proceeds from borrowings, including our commercial paper program.
Cash Used in Financing Activities
Cash of $325.1 million was used in financing activities during the nine months ended September 30, 2026, compared with $175.1 million during the nine months ended September 30, 2025. A total of $263.1 million was paid in cash dividends ($0.5475 per share) during the nine months ended September 30, 2026, compared to $239.5 million in cash dividends paid ($0.495 per share) during the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, the Company received net borrowings of $125.1 million under its commercial paper program compared to net borrowings under its 2035 Senior Notes and Revolving Credit Facility and commercial paper program of $95.2 million during the same period in 2025.
During the nine months ended September 30, 2026, the Company paid $17.9 million of contingent consideration, compared to $7.8 million during the nine months ended September 30, 2025. The Company withheld $22.9 million and $15.9 million of common stock for the nine months ended September 30, 2026 and 2025, respectively, in connection with tax withholding obligations of its employees upon vesting of such employees’ equity awards.
During the nine months ended September 30, 2026, the Company paid $140.0 million for open market share repurchases. The Company did not repurchase shares on the open market in 2025.
Share Repurchase Program
In 2012, the Company’s Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock. After adjustments for stock splits, the total authorized shares under the share repurchase plan is 16.9 million shares. During the nine months ended September 30, 2026, the Company repurchased 3,490,680 shares of its $1 par value common stock at a weighted average price of $40.10 per share. As of September 30, 2026, 7.9 million additional shares may be purchased under the Company's share repurchase program.

ROLLINS, INC. AND SUBSIDIARIES
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
•expansion efforts and growth opportunities, including, but not limited to, anticipated organic growth and recent and future acquisitions and onboarding efforts with respect to such acquisitions;
•the evolving customer acquisition landscape, including pressure on residential customer acquisition, and the steps we are taking to address it;
•our efforts to optimize our marketing approach, including reallocating resources from the traditional digital playbook to the channels and capabilities generating the highest returns, including those that strengthen our visibility in AI- and LLM-driven discovery, and our ability to continually assess and adapt how we reach and win new customers;
•the durability of our business and our ability to adapt through changing conditions, the benefits of our recurring customer relationships and diversified portfolio, and the underlying resilience of the pest control market;
•our continued investment in our people and the service quality that builds customer loyalty;
•our updated full-year 2026 outlook, including expected organic revenue growth, adjusted incremental EBITDA margin, acquisition-related growth and free cash flow conversion, and our assessment of near-term operating conditions and the long-term growth potential of the business;
•the Romex and Saela acquisitions expanding the Rollins family of brands and driving long-term value;
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

ROLLINS, INC. AND SUBSIDIARIES
•the timing of tax payments and refunds associated with our tax credit planning strategy and their impact on our cash flows;
•the preliminary nature of certain acquisition purchase price allocations, including the valuations of goodwill, customer contracts, and trademarks and tradenames, which remain provisional and are subject to adjustment during the measurement period;
•our expectation that certain real estate assets classified as held for sale will be sold within 12 months, and our plan to lease those properties back following the sale;
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
•our belief that the Company has adequate liquid assets, funding sources, and insurance accruals to accommodate potential future insurance claims;
•our intent to continue to grow the business in international markets where we have a presence;
•our intent with respect to the reinvestment or repatriation of foreign cash earnings;
•our capital allocation priorities, including investing in the business through accretive acquisitions, maintaining and growing a healthy and sustainable dividend, and deploying excess cash opportunistically for share repurchases, and our financial flexibility;
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
•estimates, assumptions, and projections related to our application of critical accounting policies, described in more detail under “Critical Accounting Estimates”; and
•our ability to execute our strategy and deliver sustainable, profitable growth over the long term.
These forward-looking statements are based on information available as of the date of this report and on current expectations, forecasts, and assumptions, and involve judgments, risks, and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to: our ability to attract and retain customers as customer acquisition channels evolve, including digital and artificial intelligence-driven channels; the effectiveness of our marketing efforts; competition; our ability to execute our business strategies and successfully onboard acquisitions; labor, insurance, and other operating costs; economic conditions; weather and seasonality; and the other risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our subsequent filings with the SEC, which are available at www.sec.gov.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7.A of our 2025 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2026.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
The Disclosure Committee, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date to ensure that the information required to be included in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the second quarter, the Company acquired Romex Pest Control (“Romex”). The Company is currently in the process of integrating Romex into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2026, excludes an assessment of the internal control over financial reporting of Romex. During the three and nine months ended September 30, 2026, Romex contributed revenues of $10.1 million and $20.3 million, respectively, and net earnings of $0.7 million and $1.5 million, respectively.
Changes in Internal Controls Over Financial Reporting
Other than described above with respect to Romex, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROLLINS, INC. AND SUBSIDIARIES
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents the Company's share repurchase activity for the period from July 1, 2026 to September 30, 2026.

Period	Total number of shares purchased (1)	Weighted- average price paid per share	Total number of shares purchased as part of publicly announced repurchases (2)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
July 1 to 31, 2026	2,452,940	$38.76	2,451,346	8,582,190
August 1 to 31, 2026	657,245	$37.96	657,245	7,924,945
September 1 to 30, 2026	—	$—	—	7,924,945
Total	3,110,185		3,108,591
(1)Includes 1,594 shares withheld by the Company in connection with tax withholding obligations of its employees upon vesting of such employees' restricted stock awards.
(2)The Company has a share repurchase plan, adopted in 2012, to repurchase up to 16.9 million shares of the Company’s common stock. The plan has no expiration date. As of September 30, 2026, the Company had a remaining authorization to repurchase 7.9 million shares of the Company's common stock under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers
None of the Company's directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 30, 2026.

ROLLINS, INC. AND SUBSIDIARIES
ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Rollins, Inc., dated July 28, 1981	10-Q	August 1, 2005	(3)(i)(A)
3.2	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated August 20, 1987	10-K	March 11, 2005	(3)(i)(B)
3.3	Certificate of Change of Location of Registered Office and of Registered Agent, dated March 22, 1994	10-Q	August 1, 2005	(3)(i)(C)
3.4	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 26, 2011	10-K	February 25, 2015	(3)(i)(E)
3.5	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 28, 2015	10-Q	July 29, 2015	(3)(i)(F)
3.6	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 23, 2019	10-Q	April 26, 2019	(3)(i)(G)
3.7	Certificate of Amendment of Certificate of Incorporation of Rollins, Inc., dated April 27, 2021	10-Q	July 30, 2021	(3)(i)(H)
3.8	Amended and Restated By-Laws of Rollins, Inc., dated July 23, 2024	10-Q	July 25, 2024	3.8
4.1	Form of Common Stock Certificate of Rollins, Inc.	10-K	March 26, 1999	(4)
4.2	Description of Registrant’s Securities	10-K	February 12, 2026	4.2
4.3	Indenture, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto from time to time and Regions Bank, as trustee.	8-K	February 24, 2025	4.1
4.4	Registration Rights Agreement, dated as of February 24, 2025, among Rollins, Inc., the subsidiary guarantors party thereto, BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	February 24, 2025	4.2
4.5	Form of Note for Rollins, Inc.’s 5.25% Senior Notes due 2035	8-K	February 24, 2025	4.3
4.6	First Supplemental Indenture, dated as of March 21, 2025, among Rollins, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee.	8-K	March 21, 2025	4.2
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X
____________________

**    Furnished with this report

ROLLINS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLINS, INC.
(Registrant)

Date: October 22, 2026	By:	/s/ William W. Harkins
William W. Harkins
Principal Financial and Accounting Officer